Form 10-Q
period 1996-03-31
ITT HARTFORD GROUP INC /DE
filed 1996-05-15
CIK 874766

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For The Quarterly Period Ended March 31, 1996

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from              to
                               ------------    --------------


                        Commission file number 0-19277


                           ITT HARTFORD GROUP, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                   13-3317783
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)


               HARTFORD PLAZA, HARTFORD, CONNECTICUT 06115-1900
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (860) 547-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]      No[  ]


As of April 30, 1996, there were outstanding 117,193,560 shares of Common Stock, $.01 par value per share, of the registrant.

                                     INDEX


   PART I.  FINANCIAL INFORMATION
   ------------------------------


            ITEM 1.  FINANCIAL STATEMENTS                               PAGE
                                                                        ----


            Consolidated Statements of Income - First Quarter
            Ended March 31, 1996 and 1995                                3

            Consolidated Balance Sheets - March 31, 1996 and             4
            December 31, 1995

            Consolidated Statements of Cash Flows - First Quarter
            Ended March 31, 1996 and 1995                                5

            Notes to Consolidated Financial Statements                   6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          7


   PART II. OTHER INFORMATION
   --------------------------


            Item 1.  Legal Proceedings                                   15

            Item 6.  Exhibits and Reports on Form 8-K                    15

            Signature                                                    16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                            First Quarter Ended
(In millions, except for per share data)                         March 31,
                                                              1996        1995

                                                                 (Unaudited)
REVENUES
  Earned premiums                                           $2,656       $2,424
  Net investment income                                        603          561
  Net realized capital gains                                    19           20
                                                            -------      -------
      TOTAL REVENUES                                         3,278        3,005


BENEFITS, CLAIMS AND EXPENSES

  Benefits, claims and claim adjustment expenses             2,041        1,833
  Amortization of deferred policy acquisition costs            411          414
  Other expenses                                               712          561
                                                            -------      -------
      TOTAL BENEFITS, CLAIMS AND EXPENSES                    3,164        2,808


      OPERATING INCOME                                         114          197
  Income tax expense                                            18           56
  Dividends on subsidiary preferred stock                       --           (1)
                                                            -------      -------
      NET INCOME                                               $96         $140


EARNINGS PER SHARE                                            $0.82        $1.20
CASH DIVIDENDS DECLARED PER SHARE                             $0.40         --
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)                117.2       117.1
                                                            -------      -------

(1) March 31, 1995 average common shares outstanding of 117.1 reflects a retroactive presentation of the actual number of shares outstanding at December 31, 1995.



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                                             ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                                       March 31,    December 31,
(In millions, except for shares data)                                                                    1996           1995



                                                                                                 (Unaudited)
                                                               ASSETS
Investments
- - -----------

Fixed maturities, available for sale, at fair value (amortized cost of
$31,219 and $30,892)                                                                                       $30,893          $31,168
Equity securities, at fair value (cost $1,241 and $1,192)                                                    1,431            1,342
Policy loans, at cost                                                                                        3,883            3,380
Other investments, at cost                                                                                     581              785
                                                                                                           --------         --------
     Total investments                                                                                      36,788           36,675

Cash                                                                                                           155               95
Premiums receivable and agents' balances                                                                     2,032            1,890
Reinsurance recoverables                                                                                    11,566           11,801
Deferred policy acquisition costs                                                                            3,064            2,945
Deferred income tax                                                                                          1,414            1,150
Other assets                                                                                                 2,402            2,451
Separate account assets                                                                                     39,565           36,848
                                                                                                           --------         --------
     Total assets                                                                                          $96,986          $93,855
                                                                                                           ========         ========
                                                            LIABILITIES
Future policy benefits, unpaid claims and claim adjustment expenses
     Property and casualty                                                                                 $17,522          $17,536
     Life                                                                                                    3,959            3,894
Other policy claims and benefits payable                                                                    22,838           22,770
Unearned premiums                                                                                            2,907            2,766
Short-term debt                                                                                                405              886
Long-term debt                                                                                               1,020            1,022
Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely
parent junior subordinated debentures                                                                          484               --
Other liabilities                                                                                            3,889            3,431
Separate account liabilities                                                                                39,565           36,848
                                                                                                           --------         --------
     Total liabilities                                                                                      92,589           89,153
                                                                                                           ========         ========
                                                        STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000, issued 118,824,189 and 118,762,331,  outstanding 117,186,189
and 117,124,331 shares, par value $.01                                                                           1                1
Common stock of parent company held by a subsidiary - 1,408,170 shares                                         (30)             (30)
Treasury stock - 229,830 shares                                                                                 --               --
Capital surplus                                                                                              1,639            1,636
Cumulative translation adjustments                                                                              34               48
Unrealized gain (loss) on securities, net of tax                                                               (98)             245
Retained earnings                                                                                            2,851            2,802
                                                                                                           --------         --------
     Total stockholders' equity                                                                              4,397            4,702
                                                                                                           --------         --------
          Total liabilities and stockholders' equity                                                       $96,986          $93,855
                                                                                                           ========         ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)                                                                   First Quarter Ended
                                                                                     March 31,
                                                                                  1996       1995
                                                                                   (Unaudited)
OPERATING ACTIVITIES
     Net income                                                                    $96       $140
ADJUSTMENTS TO NET INCOME
  Depreciation and amortization                                                     23         18
  Gain on sale of securities                                                       (19)       (20)
  Change in receivables, payables and accruals                                    (209)       (82)
  Accrued and deferred taxes                                                        (2)         2
  Increase in liabilities for future policy benefits, unpaid claims and claim
adjustment expenses and unearned premiums                                          191        165
  Increase in deferred policy acquisition costs                                   (121)      (157)
  Decrease in reinsurance and other related assets                                 281        138
  Other, net                                                                       308         37
                                                                                -------    -------
     CASH FROM OPERATING ACTIVITIES                                                548        241

INVESTING ACTIVITIES
  Purchase of investments                                                       (4,655)    (3,188)
  Sale and maturity of investments                                               3,984      1,926
  Additions to plant, property and equipment                                       (12)       (14)
                                                                                -------    -------
     CASH USED FOR INVESTING ACTIVITIES                                           (683)    (1,276)
                                                                                =======    =======
FINANCING ACTIVITIES
  Short-term debt, net                                                            (481)         1
  Long-term debt, net                                                               (2)        --
  Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures, net
                                                                                   484         --
  Investments and advances from related parties                                     --         70
  Net receipts from investment and universal life-type contracts credited to
policyholder accounts                                                              191      1,007
  Other, net                                                                        --         (1)
                                                                                -------    -------
     CASH FROM FINANCING ACTIVITIES                                                192      1,077
                                                                                -------    -------
     Exchange rate effect on cash                                                    3          1
                                                                                -------    -------
  Increase in cash                                                                  60         43
  Cash - beginning of period                                                        95         55
                                                                                -------    -------
     CASH - END OF PERIOD                                                         $155        $98
                                                                                =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (REFUNDS RECEIVED) DURING THE PERIOD FOR:
Income taxes                                                                      $(23)        $2
Interest                                                                           $34        $24

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of ITT Hartford Group, Inc. ("ITT Hartford") have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 to the Consolidated Financial Statements for the fiscal year ended December 31, 1995 included in ITT Hartford's 1995 Form 10-K Annual Report.

(b) EMPLOYEE BENEFIT PLANS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation', which is effective in 1996 for calendar year end companies. As permitted by SFAS No. 123, ITT Hartford continues to measure compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and plans to make pro forma disclosures of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied.

NOTE 2. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On February 28, 1996, Hartford Capital I, a special purpose Delaware trust formed by ITT Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series A ("Junior Subordinated Debentures"), issued by ITT Hartford. ITT Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness.

Series A Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital I. ITT Hartford owns all of the beneficial interests represented by Series A Common Securities of Hartford Capital I. Holders of Series A Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from February 28, 1996 and payable quarterly in arrears commencing March 31, 1996 at the annual rate of 7.70% of the liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Holders of Series A Preferred Securities have limited voting rights.

The Junior Subordinated Debentures bear interest at the annual rate of 7.70% of the principal amount, payable quarterly in arrears commencing March 31, 1996, and mature on February 28, 2016. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of ITT Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

ITT Hartford has the right to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarters for each deferral period, up to the maturity date.
During any such period, interest will continue to accrue and ITT Hartford may not declare or pay any cash dividends or distributions on ITT Hartford's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. In the event of failure to pay interest for 30 consecutive days (subject to the deferral of any due date in the case of an extension period), the Junior Subordinated Debentures will become due and payable. ITT Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital I obligations under the Series A Preferred Securities, including, to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital I has funds to make such payments.

NOTE 3. CONTINGENCIES

(A)  LITIGATION
ITT Hartford is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations as an insurer. While the ultimate outcome of such litigation cannot be determined at this time, such litigation, net of reserves established therefor, is not expected to result in judgments for amounts material to the financial condition of ITT Hartford, although it may adversely affect results of operations in future periods.

(B)  ENVIRONMENTAL AND ASBESTOS CLAIMS
Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of the Management's Discussions and Analysis of Financial Condition and Results of Operations ("MD&A").

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE UNLESS OTHERWISE STATED)
MD&A addresses the financial condition and results of operations of ITT Hartford for the first quarter ended March 31, 1996 compared with the equivalent 1995 period. This discussion should be read in conjunction with the MD&A included in ITT Hartford's 1995 Form 10-K Annual Report. Interim results are not necessarily indicative of the results which may be expected for any other interim period or for the full year.

During December 1995, ITT Corporation ("ITT"), after transferring ownership of First State Insurance Company ("First State") and Fencourt Reinsurance Company ("Fencourt") to ITT Hartford, distributed the outstanding shares of ITT Hartford common stock to the shareholders of ITT in what is described herein as the "Distribution". The first quarter 1995 financial information included herein reflects the results of ITT Hartford on a post-Distribution basis, including the operating results of Fencourt and First State. (For additional information see "Distribution" under MD&A in the 1995 Form 10-K Annual
Report.)


INDEX

Consolidated Results of Operations:
  Operating Summary                         7
North American Property & Casualty          8
Life                                        9
International                               9
Runoff                                      9
Environmental and Asbestos Claims           10
Investments                                 10
Capital Resources and Liquidity             14

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY


OPERATING SUMMARY                                            FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                                1996      1995

                                                                  (Unaudited)
TOTAL REVENUES                                                $3,278    $3,005

NET INCOME                                                    $   96   $   140
Less:  Net realized capital gains, after-tax                      12        13
                                                              -------  --------
CORE EARNINGS                                                 $   84   $   127
                                                              -------  --------
CORE EARNINGS PER SHARE [1]                                   $  .72   $  1.08

[1] First quarter ended March 31, 1995 per share data reflects a retroactive presentation of the actual number of shares outstanding at December 31, 1995 of 117.1 million.

Revenues for the first quarter ended March 31, 1996 increased $273 million or 9% from the first quarter of 1995, primarily the result of growth in the Life segment. Net income, excluding the impact of net realized capital gains, after-tax, was $84 compared with $127 for first quarter of 1995. ITT Hartford defines as "core earnings", after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and allocated Distribution items.

The decrease in core earnings of $43, or $.36 per share, was due primarily to unusually high catastrophe and severe winter storm losses totaling $77 after-tax for the first quarter ended March 31, 1996, compared to $17 after-tax for the first quarter of 1995. Excluding the impact of these losses, core earnings for the period increased $17, or 12% to $161 over the first quarter of the prior year. This operational improvement was driven by increased property & casualty investment income and growth in earnings on Life annuities.

The effective tax rate for the first quarter ended March 31, 1996 was 16% compared to 28% for the comparable period in 1995. This change was largely due to tax benefits generated at the 34% Federal tax rate resulting from increased underwriting losses for the period ended March 31, 1996 compared to the same period in 1995. Also, increased investments in tax-exempt municipal bonds contributed to the decrease in the effective tax rate.

SEGMENT RESULTS

ITT Hartford's reporting segments, which reflect the management structure of the company, consist of North American Property & Casualty, Life, International and Runoff. Certain reclassifications have been made to conform to the March 31, 1996 presentation.

Below is a summary of core earnings by segment.

                                                            FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                              1996      1995
                                                                (Unaudited)

North American Property & Casualty                          $   26    $   77
Life                                                            54        46
International                                                   18        15
Runoff                                                         (14)      (11)
                                                            -------   -------
   CORE EARNINGS                                            $   84    $  127

The sections that follow analyze each segments' results. Specific topics such as environmental reserves and investment results are discussed separately following the segment overviews.

NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY                                            FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                                1996      1995
                                                                  (Unaudited)

TOTAL REVENUES                                                $1,553    $1,566

NET INCOME                                                    $   26    $   87
Less:  Net realized capital gains, after tax                      --        10
                                                              -------   -------

CORE EARNINGS                                                 $   26    $   77

CORE EARNINGS PER SHARE                                       $  .22    $  .66

Core earnings for the North American Property & Casualty segment were $26 for the first quarter ended March 31, 1996, a decrease of $51, or $.44 per share, from the comparable period in 1995. The decrease reflects a $69 reduction in after-tax underwriting results, partially offset by higher investment income and increased service fee income from involuntary pool servicing contracts. (For an analysis of investment income and net realized capital gains, see the Investments section.)

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for ITT Hartford's North American Property & Casualty segment.


                                   FIRST QUARTER ENDED
                                        MARCH 31,
                                    1996        1995
                                       (Unaudited)

Written premiums                  $ 1,457     $ 1,430
Underwriting results, before-tax  $  (140)    $   (32)
Combined ratio [1]                  109.1       101.5


[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

The North American Property & Casualty segment's written premiums of $1.5 billion for the first quarter ended March 31, 1996 increased slightly compared to the equivalent prior year period. Premiums increased over the prior year in both Reinsurance and Personal lines, offset by lower Specialty line results. Premium volume in the Personal line reflects the continued expansion into the over-50 market as facilitated by ITT Hartford's exclusive arrangement with the American Association of Retired Persons ("AARP"), while intensely competitive market conditions have adversely affected Specialty product sales.

Underwriting results, before-tax, for the first quarter ended March 31, 1996 for the North American Property & Casualty segment were $108 below the prior year's first quarter, resulting in a 7.6 point increase in the combined ratio. The current quarter underwriting results reflect $118 before-tax of catastrophe and severe winter storms losses, a $92 increase over equivalent losses for the first quarter ended March 31, 1995. Excluding these losses, underwriting results were $1.6 or 1.0 point unfavorable to prior year, reflecting intensely competitive conditions, particularly in large commercial and specialty markets.

LIFE

OPERATING SUMMARY                                            FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                                1996      1995
                                                                  (Unaudited)

TOTAL REVENUES                                                $ 1,241   $  964

NET INCOME                                                    $    54   $   48

Less:  Net realized capital gains, after tax                       --        2

CORE EARNINGS                                                 $    54   $   46
                                                              --------  -------

CORE EARNINGS PER SHARE                                       $   .46   $  .39


The Life segment's revenues of $1.2 billion for the first quarter of 1996 increased $277, or 29%, over the comparable 1995 period. This dramatic growth was largely due to earnings from existing corporate owned life insurance ("COLI") contracts. Additionally, deposits on fixed and variable annuity contracts and strong appreciation in policyholder account values contributed to a 41% increase in Life's asset base, resulting in increased investment revenues.

Life's first quarter 1996 core earnings were $54, reflecting an $8, or 17% increase over the prior year's first quarter. Strong sales and asset growth in the Individual Annuity division accounted for $6 of this increase, while earnings increases in excess of 10% were recorded in the Individual
Life and Employee Benefits divisions. The Asset Management Services division was flat to prior year.

INTERNATIONAL

OPERATING SUMMARY                                            FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                                1996      1995
                                                                  (Unaudited)

TOTAL REVENUES                                                $  390    $   345

NET INCOME                                                    $   30    $    16
Less:  Net realized capital gains, after-tax                      12          1
                                                              -------   --------
CORE EARNINGS                                                 $   18    $    15

CORE EARNINGS PER SHARE                                       $  .15    $   .13


International segment revenues for the first quarter ended March 31, 1996 increased $45, or 13%, over the comparable period in 1995. This increase was due primarily to a $29, or 32%, increase in revenues at Zwolsche Algemeene. Net written premiums at Zwolsche Algemeene of $140 at March 31, 1996 increased $22 or 19% over the same period in 1995, reflecting increased sales of life and health insurance. The increase in the health premiums was due largely to a shift in the Netherlands from national health to private sector insurance, while the growth in the life business was due to higher unit-linked (main class and mortgage) sales. Additionally, with the acquisition of ITT Ercos in May 1995, revenues for the current quarter included $19 related to this new subsidiary.

Core earnings in the International segment increased $3 or 20% for the first quarter ended March 31, 1996 over the same period in 1995. An increase in core earnings of $3 or 44% at ITT London & Edinburgh was due primarily to improved investment income.

RUNOFF

OPERATING SUMMARY                                           FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                                1996      1995
                                                                  (Unaudited)

TOTAL REVENUES                                                $   94    $  130

NET LOSS/CORE EARNINGS                                        $  (14)   $  (11)

Total revenues of $94 for the first quarter ended March 31, 1996 decreased 28% compared to the same period in 1995. This decrease was due primarily to the closed book of guaranteed rate contract business ("Closed Book GRC"). Closed Book GRC includes Life products with fixed or indexed rates that are guaranteed for a specific period.

Revenues for Closed Book GRC decreased $39, or 39%, for the first quarter of 1996 compared to 1995, the result of lower investment earnings on mortgage-backed securities reflecting prepayments experienced in excess of assumed levels. This book of business has also been affected by the interest rate rise in 1994 when the duration of assets lengthened relative to that of the liabilities.

Runoff segment core earnings of $(14) for the first quarter ended March 31, 1996, was $3, or 27%, below the prior year's first quarter. These results reflect the net losses of Closed Book GRC of $(15) and $(13) for the first quarters ended March 31, 1996 and 1995, respectively, which were driven by the same factors affecting revenues. The current quarter results of the property and casualty runoff business were essentially flat compared to the prior year first quarter.

ENVIRONMENTAL AND ASBESTOS CLAIMS

ITT Hartford continues to receive claims asserting damages from environmental and related clean-up costs, and injuries from asbestos and asbestos-related products which affect the North American Property & Casualty, International and Runoff segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, deviations from past experience significantly impact the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. ITT Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues.

Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. These developments may occur such that the need for additional reserves may arise, adversely affecting future operating results. Due to the uncertainties described above, a range of such reserve increases cannot be meaningfully quantified.

Within the property and casualty insurance industry, recent progress has been made in developing sophisticated, alternative methodologies utilizing supplemental databases to assess environmental and asbestos-related liabilities. ITT Hartford, utilizing both outside consultants and internal staff, has initiated the development of its own database for potential use in supplementing its current analysis of these exposures.

In light of the extensive claim settlement process with environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, ITT Hartford has established an environmental claims facility to defend itself aggressively against unwarranted claims.

Reserve activity for both reported and unreported pollution and asbestos claims, including reserves for legal defense costs, were as follows:

                POLLUTION AND ASBESTOS CLAIMS
              LOSS AND LOSS ADJUSTMENT EXPENSES

                                     MAR. 31,    DEC. 31,
                                       1996        1995
                                   (Unaudited)

Beginning liability                 $ 1,336     $ 1,334
Loss and loss expenses incurred          48         163
Loss and loss expenses paid             (36)       (161)
                                    --------    --------
Ending liability [1]                $ 1,348     $ 1,336

 [1] The March 31, 1996 and December 31, 1995 ending reserves include $927 and $926 for pollution, respectively, and $421 and $410, respectively, for asbestos. Gross of reinsurance, the ending March 31, 1996 and December 31, 1995 reserves for pollution and asbestos were $1,702 and $1,602 and $1,707 and $1,568, respectively.

INVESTMENTS

An important element of the financial results of ITT Hartford is return on invested assets. ITT Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International, and Runoff. The investment portfolios for these operations are managed based on the underlying characteristics and nature of their respective policy liabilities.

Please refer to ITT Hartford's 1995 Form 10-K Annual Report for a description of the company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Invested assets were $11.7 billion at March 31, 1996, and were comprised of fixed maturities of $10.5 billion and other investments of $1.2 billion, primarily equity securities. The table below summarizes fixed maturity holdings by type.

                                               FIXED MATURITIES BY TYPE
(Unaudited)                                           MARCH 31,                                     DECEMBER 31,
                                                        1996                                            1995

TYPE                                        FAIR  VALUE            PERCENT               FAIR  VALUE            PERCENT

Corporate                                        $1,985              18.8%                    $2,427              22.8%
CMO                                               1,160              11.0%                     1,462              13.7%
Municipals tax exempt                             5,955              56.5%                     5,171              48.5%
Gov't/Gov't agencies-US.                            110               1.1%                       249               2.3%
ABS                                                 228               2.2%                       239               2.2%
Gov't/Gov't  agencies-For.                          245               2.3%                       255               2.4%
MBS - Agency                                        229               2.2%                       244               2.3%
Commercial MBS                                       14               0.1%                        14               0.1%
Municipals taxable                                   72               0.7%                        75               0.7%
Redeemable Pref'd stock                              24               0.2%                        --                 --
Short-terms                                         517               4.9%                       531               5.0%
                                                --------            ------                   --------            ------
TOTAL FIXED MATURITIES
                                                $10,539             100.0%                   $10,667             100.0%


This segment maintains a high quality fixed maturity portfolio. At March 31, 1996, less than 5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.


                FIXED MATURITIES BY CREDIT QUALITY

(Unaudited)                 MARCH 31,               DECEMBER 31,
                              1996                      1995

 CREDIT QUALITY      FAIR VALUE    PERCENT    FAIR VALUE    PERCENT


AAA                      $4,772      45.3%        $4,570      42.8%
AA                        2,245      21.3%         2,137      20.0%
A                         1,623      15.4%         1,862      17.5%
BBB                         565       5.4%           649       6.1%
Gov't                       108       1.0%           252       2.4%
BB & below                  472       4.5%           459       4.3%
Not rated                   237       2.2%           207       1.9%
Short-term                  517       4.9%           531       5.0%
                        --------    -------      --------    ------
TOTAL FIXED
MATURITIES              $10,539     100.0%       $10,667     100.0%


The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments and, as of March 31, 1996, had no open derivatives positions. As of December 31, 1995 this segment had derivatives with a notional amount of $14.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

 (Unaudited)                     Yield on       Yield on
                                 Average         Average        Net
                    Net          Invested       Invested      Realized
                Investment        Assets         Assets       Capital
  March 31,       Income      Before-tax(1)     After-tax      Gains
                                                   (2)


1996                $161            5.6%           4.4%          --
1995                $158            5.8%           4.2%         $16

(1) Represents annualized three months ended net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).
(2) Due to the significant holdings in tax-exempt investments an after-tax yield is also included.

For the quarter ended March 31, 1996, net investment income was $161 compared to $158 in 1995, an increase of 2%. Before-tax yields on average invested assets decreased to 5.6% in March 31, 1996 from 5.8% in 1995. The after-tax yield increased to 4.4% in March 31, 1996 from 4.2% in 1995. The increases in net investment income and after-tax yields were primarily due to the transition out of lower yielding real estate along with increased ownership of tax-exempt municipal bonds.

NET REALIZED CAPITAL GAINS

There were no net realized capital gains for the quarter ended March 31, 1996 down from $16 in 1995. The reduction was primarily the result of the sale of lower yielding taxable bonds at realized losses, of which the proceeds were allocated to the higher yielding after-tax municipal market. Net realized capital gains, generated in the equity portfolios, were used to help offset the losses incurred.

LIFE

Invested assets, excluding separate accounts, totaled $15.7 billion at March 31, 1996 and were comprised of $11.6 billion of fixed maturities, $3.9 billion of policy loans, and other investments of $182. The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

TYPE                FAIR  VALUE    PERCENT   FAIR  VALUE    PERCENT


Corporate                $5,419      46.8%        $5,146      45.0%
CMO                       1,883      16.2%         2,071      18.1%
Gov't/Gov't
  agencies-US               217       1.9%           260       2.3%
ABS                       1,826      15.7%         1,782      15.6%
Gov't/Gov't
  agencies-For.             259       2.2%           223       1.9%
MBS - Agency                768       6.6%           673       5.9%
Commercial
  MBS                       522       4.5%           348       3.0%
Municipals-
  taxable                   128       1.1%           130       1.1%
Short-terms                 576       5.0%           817       7.1%
                        --------    -------      --------    ------
TOTAL FIXED
MATURITIES              $11,598     100.0%       $11,450     100.0%

The Life segment continued to maintain a high quality fixed maturity portfolio. As of March 31, 1996, less than

0.5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

                FIXED MATURITIES BY CREDIT QUALITY

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

 CREDIT QUALITY      FAIR VALUE    PERCENT    FAIR VALUE    PERCENT


AAA                      $3,297      28.4%        $3,688      32.2%
AA                        1,618      14.0%         1,502      13.1%
A                         3,728      32.1%         3,651      31.9%
BBB                       1,583      13.6%         1,276      11.1%
Gov't                       475       4.1%           523       4.6%
BB & below                   31       0.3%            29       0.3%
Not rated                    --        --             54       0.5%
Short-term                  866       7.5%           727       6.3%

TOTAL FIXED
MATURITIES              $11,598     100.0%       $11,450     100.0%

The average duration of the March 31, 1996 fixed maturity portfolio was 4.1 years. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

 (Unaudited)                      Yield on Average
                Net Investment     Invested Assets     Net Realized
  March 31,         Income         Before-tax (1)     Capital Gains


1996                     $301                7.8%               --
1995                     $235                7.2%               $3

(1) Represents annualized three months ended net investment income (excluding net realized capital gains) divided by average invested assets at cost
    (fixed maturities at amortized cost).

For the quarter ended March 31, 1996, net investment income totaled $301 compared to $235 in 1995, an increase of 28%. Yields on average invested assets increased to 7.8% in March 31, 1996 from 7.2% in 1995. The increases in net investment income and yield were primarily due to an increase in policy loans and new business cash flow invested in fixed maturities.

NET REALIZED CAPITAL GAINS

There were no net realized capital gains for the quarter ended March 31, 1996 down from $3 in 1995.

ASSET AND LIABILITY MANAGEMENT STRATEGIES

The Life segment employs several risk management tools to quantify and manage interest rate risk arising from its investments and interest sensitive liabilities. Management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

The Life segment's asset/liability policy is to maintain individual portfolios of assets with durations that fall within target ranges of specific liabilities. To complement invested assets, derivatives are used, those traded both over-the-counter and on national exchanges, to hedge interest rate, price and foreign exchange rate risk; to manage liquidity risk; and to control transaction costs. Derivative instruments include interest rate swaps, foreign currency and coupon swaps, futures contracts and options, including caps and floors. Derivatives are used for non-speculative purposes and are related to, and correlated with, specific instruments. Life management endorses the use of derivatives and recognizes their contribution to improving the segment's interest rate risk management, product development, portfolio management and liability management efforts. Derivatives transactions are quantified based on notional amounts. Notional amounts are not reflective of credit risk, but establish the basis upon which to calculate amounts to be paid or received. As of March 31, 1996 and December 31, 1995, the Life segment had derivatives with an aggregate notional amount of $3.9 billion and $4 billion, respectively, outstanding for asset/liability management purposes.

INTERNATIONAL

Invested assets, excluding separate accounts, were $2.9 billion at March 31, 1996 and were comprised of fixed maturities of $2.4 billion and other assets of $.5 billion. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk. The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

TYPE                FAIR  VALUE    PERCENT   FAIR  VALUE    PERCENT


Corporate                  $392      16.5%          $261      10.8%
Gov't/Gov't
  agencies-US                65       2.7%            57       2.4%
Gov't/Gov't
  agencies-For.           1,207      50.7%         1,203      49.8%
Short-term                  718      30.1%           893      37.0%
                         -------    ------        -------    ------
TOTAL FIXED
MATURITIES               $2,382     100.0%        $2,414     100.0%

As of March 31, 1996, the fixed maturity portfolio consisted of 100% investment grade securities with no security rated lower than A+. The table below summarizes fixed maturity holdings by credit quality.

                FIXED MATURITIES BY CREDIT QUALITY

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

 CREDIT QUALITY     FAIR  VALUE    PERCENT   FAIR  VALUE    PERCENT


AAA                      $1,556      65.3%        $1,428      59.2%
AA                          104       4.4%            89       3.8%
A                             4       0.2%             4         --
Short-dated                 718      30.1%           893      37.0%
                         -------    ------        -------    ------
TOTAL FIXED
MATURITIES               $2,382     100.0%        $2,414     100.0%

INVESTMENT RESULTS

The table below summarizes the International segment's results.
(Unaudited)        Net Investment    Yield on Average         Net
                       Income         Invested Assets       Realized
March 31,                             Before-tax (1)     Capital Gains


1996                      $48                  7.0%             $19
1995                      $38                  6.0%              $2

(1) Represents annualized three months ended net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1996, net investment income totaled $48 compared to $38 in 1995, an increase of 26%. Yields on average invested assets increased to 7.0% in March 31, 1996 from 6.0% in 1995. The increase in net investment income was primarily due to increased operating cash flow which was invested in international bonds, a shift in asset allocation to long-term bonds from short-term bonds, and the acquisition of ITT Ercos.

NET REALIZED CAPITAL GAINS

Net realized capital gains increased to $19 in March 31, 1996 from $2 in 1995, primarily the result of an increase in both fixed maturity and equity gains.

RUNOFF

Invested assets were $6.5 billion at March 31, 1996, and were comprised of fixed maturities of $6.4 billion and other investments of $106. The runoff segment uses derivatives related to the Closed Book GRC. As of March 31, 1996 and December 31, 1995, Runoff had derivatives with an aggregate notional amount of $5.2 billion and $5.6 billion, respectively, for asset/liability management purposes. (For additional information, see "Asset and Liability Management Strategies"under the Life section of Investments.) The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

TYPE                FAIR  VALUE    PERCENT   FAIR  VALUE    PERCENT


Corporate                $2,652      41.6%        $2,587      39.0%
CMO                       1,640      25.6%         1,691      25.5%
Gov't/Gov't
  agencies-US               337       5.3%           362       5.4%
ABS                         695      10.9%           649       9.8%
Gov't/Gov't
  agencies-For.             171       2.7%           145       2.2%
MBS - Agency                158       2.5%           218       3.3%
Commercial
  MBS                        61       1.0%            77       1.1%
Municipals-
  taxable                    82       1.3%            87       1.3%
Short-terms                 578       9.1%           821      12.4%
                         -------    ------        -------    -------
TOTAL FIXED
MATURITIES               $6,374     100.0%        $6,637     100.0%

The Runoff segment maintains a greater than 99% investment grade fixed maturity portfolio. The table below summarizes fixed maturity holdings by credit quality.
                 FIXED MATURITIES BY CREDIT QUALITY

(Unaudited)              MARCH 31,               DECEMBER 31,
                           1996                      1995

 CREDIT QUALITY     FAIR  VALUE    PERCENT   FAIR  VALUE    PERCENT


AAA                      $3,164      49.6%        $2,804      42.2%
AA                          662      10.4%           691      10.4%
A                         1,606      25.2%         1,525      23.0%
BBB                         354       5.6%           357       5.4%
Gov't                       279       4.4%           272       4.1%
BB & below                   12       0.2%            12       0.2%
Not rated                     9       0.1%            65       1.0%
Short-term                  288       4.5%           911      13.7%
                         -------    -------       -------    ------
TOTAL FIXED
MATURITIES               $6,374     100.0%        $6,637     100.0%

INVESTMENT RESULTS

The table below summarizes the Runoff segment's results.
(Unaudited)           Net         Yield on Average     Net Realized
                   Investment      Invested Assets       Capital
March 31,            Income        Before-tax (1)         Losses


1996                   $93                 5.3%             --
1995                  $130                 6.0%            $(1)

(1) Represents annualized three months ended net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1996, net investment income totaled $93 compared to $130 in 1995, a decrease of 28%. Yields on average invested assets decreased to 5.3% in March 31, 1996 from 6.0% in 1995. Net investment income decreased primarily due to lower investment earnings in the Closed Book GRC. The decrease in yield was primarily the result of prepayments and hedge costs associated with the Closed Book GRC. (For additional information, see "Asset Management Services"in the Life section of the 1995 Form 10-K Annual Report.)

NET REALIZED CAPITAL GAINS/LOSSES

There were no net realized capital gains/losses for the quarter ended March 31, 1996 from $1 loss in 1995, primarily due to losses taken in First State.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of ITT Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of ITT Hartford consists of debt and equity, summarized as follows:

                                                                                             MARCH 31, 1996       DECEMBER 31, 1995
                                                                                               (Unaudited)
Short-term debt                                                                                      $   405             $   886
Long-term debt                                                                                         1,020               1,022

    SUB-TOTAL                                                                                          1,425               1,908
Cumulative quarterly income preferred securities  [1]                                                    484                  --

    TOTAL DEBT  [2]                                                                                  $ 1,909             $ 1,908

Equity excluding unrealized gain (loss), net of tax                                                  $ 4,495             $ 4,457
Unrealized gain (loss), net of tax                                                                       (98)                245

    TOTAL STOCKHOLDERS' EQUITY                                                                       $ 4,397             $ 4,702

    TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN (LOSS), NET OF TAX                                $ 6,404             $ 6,365

Debt to equity excluding unrealized gain (loss), net of tax  [2]                                        42.5%              42.8%
Debt to capitalization excluding unrealized gain (loss), net of tax  [2]                                29.8%              30.0%

[1]  Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior
     Subordinated Debentures.

[2]  Debt at March 31, 1996 includes cumulative quarterly income preferred securities.


CAPITALIZATION

ITT Hartford's total capitalization excluding unrealized gain (loss), net of tax, increased by $39 as of March 31, 1996 over December 31, 1995. This change primarily was the result of earnings of $96, partially offset by dividends declared of $47 on ITT Hartford common stock.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On February 28, 1996, Hartford Capital I, a trust formed by ITT Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from ITT Hartford. ITT Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness. For additional information, see Note 2 to the Consolidated Financial Statements.

DIVIDENDS

On February 15, 1996, ITT Hartford declared a dividend on its common stock of $.40 per share payable on April 1, 1996 to all shareholders of record as of March 1, 1996.
CASH FLOW
                                           FIRST QUARTER ENDED
                                                MARCH 31,
                                             1996          1995
                                               (Unaudited)

Cash from operating activities             $  548     $     241
Cash used in investing activities          $ (683)    $ (1,276)
Cash from financing activities             $  192     $   1,077
Cash -- end of period                      $  155     $      98


During the first quarter of 1996, cash from operating activities improved primarily due to increased revenues and collections on reinsurance. The changes in cash from both investing and financing activities between years were driven by investment-type contracts written in the Life segment which provided $191 in the first quarter of 1996 compared with $1.0 billion in the prior year's first quarter. These funds, along with cash reserves, were invested in securities held by ITT Hartford. Operating cash flows have been more than adequate to meet the liquidity requirements of ITT Hartford.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITT Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, final outcome of these matters will not materially affect the consolidated financial position of ITT Hartford.

ITT Hartford is involved in claim litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed above and in the MD&A under the Environmental and Asbestos Claims section, ITT Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, ITT Hartford continually reviews its overall reserve levels, reserving methodologies and reinsurance coverages.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         ITT Hartford Group, Inc.
                                         (Registrant)


                                         /s/ James J. Westervelt
                                         -----------------------

                                         James J. Westervelt
                                         Senior Vice President and Group
                                         Controller
                                         (Chief Accounting Officer)





MAY 13, 1996

                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHBITS INDEX



EXHIBIT #
- - ---------


10.01 1995 ITT Hartford Incentive Stock Plan, as amended, is filed herewith.

10.02 ITT Hartford Group, Inc. 1996 Restricted Stock Plan for Non-Employee Directors, as amended, is filed herewith.

11.01      Computation of Earnings Per Share is filed herewith.

12.01 Computation of Ratios of Earnings to Combined Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends is filed herewith.

27         Financial Data Schedule is filed herewith.

                                                                   EXHIBIT 10.01
                     1995 ITT HARTFORD INCENTIVE STOCK PLAN


1.  PURPOSE

  The purpose of the 1995 ITT Hartford Incentive Stock Plan is to motivate and reward superior performance on the part of employees of ITT Hartford Group, Inc. and its subsidiaries ("ITT Hartford") and to thereby attract and retain employees of superior ability. In addition, the Plan is intended to further opportunities for stock ownership by such employees in order to increase their proprietary interest in ITT Hartford and, as a result, their interest in the success of the Company. Awards will be made, in the discretion of the Committee, to Key Employees (including officers and directors who are also employees) whose responsibilities and decisions directly affect the performance of any Participating Company and its subsidiaries. Such incentive awards may consist of stock options, stock appreciation rights payable in stock or cash, performance shares, restricted stock or any combination of the foregoing, as the Committee may determine.

2.  DEFINITIONS

  When used herein, the following terms shall have the following meanings:

  "Acceleration Event" means the occurrence of an event defined in Section 9 of the Plan.

  "Act" means the Securities Exchange Act of 1934.

  "Annual Limit" means the maximum number of shares of Stock for which Awards may be granted under the Plan in each Plan Year as provided in Section 3 of the Plan.

  "Award" means an award granted to any Key Employee in accordance with the provisions of the Plan in the form of Options, Rights, Performance Shares or Restricted Stock, or any combination of the foregoing.

  "Award Agreement" means the written agreement evidencing each Award granted to a Key Employee under the Plan.

  "Beneficiary" means the beneficiary or beneficiaries designated pursuant to
Section 10 to receive the amount, if any, payable under the Plan upon the death of a Key Employee.

  "Board" means the Board of Directors of the Company.

  "Code" means the Internal Revenue Code of 1986, as now in effect or as hereafter amended. (All citations to sections of the Code are to such sections as they may from time to time be amended or renumbered.)
  "Committee" means the Compensation and Personnel Committee of the Board or such other committee as may be designated by the Board to administer the Plan.

  "Company" means ITT Hartford and its successors and assigns.

  "Fair Market Value", unless otherwise indicated in the provisions of this Plan, means, as of any date, the composite closing price for one share of Stock on the New York Stock Exchange or, if no sales of Stock have taken place on such date, the composite closing price on the most recent date on which selling prices were quoted, the determination to be made in the discretion of the Committee.

  "Incentive Stock Option" means a stock option qualified under Section 422 of the Code.

  "Key Employee" means an employee (including any officer or director who is also an employee) of any Participating Company whose responsibilities and decisions, in the judgment of the Committee, directly affect the performance of the Company and its subsidiaries.

  "Limited Stock Appreciation Right" means a stock appreciation right which shall become exercisable automatically upon the occurrence of an Acceleration Event as described in Section 9 of the Plan.

  "Option" means an option awarded under Section 5 of the Plan to purchase Stock of the Company, which option may be an Incentive Stock Option or a non-qualified stock option.

  "Participating Company" means the Company or any subsidiary or other affiliate of the Company; provided, however, for Incentive Stock Options only, "Participating Company" means the Company or any corporation which at the time such Option is granted qualifies as a "subsidiary" of the Company under Section 425(f) of the Code.

  "Performance Share" means a performance share awarded under Section 6 of the Plan.

  "Plan" means the 1995 ITT Hartford Incentive Stock Plan, as the same may be amended, administered or interpreted from time to time.

  "Plan Year" means the calendar year.

  "Retirement" means eligibility to receive immediate retirement benefits under a Participating Company pension plan.

  "Restricted Stock" means Stock awarded under Section 7 of the Plan subject to such restrictions as the Committee deems appropriate or desirable.

  "Right" means a stock appreciation right awarded in connection with an Option under Section 5 of the Plan.

  "Stock" means the common stock ($.01 par value) of the Company.

  "Total Disability" means the complete and permanent inability of a Key Employee to perform all of his or her duties under the terms of his or her employment with any Participating Company, as determined by the Committee upon the basis of such evidence, including independent medical reports and data, as the Committee deems appropriate or necessary.

3.  SHARES SUBJECT TO THE PLAN

  The aggregate number of shares of Stock which may be awarded under the Plan in any Plan Year shall be subject to an annual limit. The maximum number of shares of Stock for which Awards may be granted under the Plan in each Plan Year shall be 1.5 percent (1.5%) of the total of the issued and outstanding shares of ITT Hartford Common Stock and Treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ending immediately prior to any Plan Year. Any unused portion of the Annual Limit for any Plan Year shall be carried forward and be made available for awards in succeeding Plan Years.

  In addition to the foregoing, in no event shall more than five million (5,000,000) shares of ITT Hartford Common Stock be cumulatively available for Awards of incentive stock options under the Plan, and provided further, that no more than twenty percent (20%) of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares Awards. For any Plan Year, no individual employee may receive an Award of stock options for more than the lesser of (i) ten percent (10%) of the Annual Limit on available shares applicable to that Plan Year and (ii) 500,000 shares; except that, for the Plan Year that follows the Distribution Date, each individual employee may receive in addition to the foregoing limit that number of stock options equal to the lesser of (x) 525,000 and (y) the number of substitute stock options required to replace ITT Corporation stock options surrendered by such employee in connection with the spin-off by ITT Corporation of the shares of ITT Hartford to ITT Corporation shareholders.

  Subject to the above limitations, shares of ITT Hartford Common Stock to be issued under the Plan may be made available from the authorized but unissued shares, or shares held by the Company in treasury or from shares purchased in the open market.

  For the purpose of computing the total number of shares of Stock available for Awards under the Plan, there shall be counted against the foregoing limitations the number of shares of Stock which equal the value of performance share Awards, in each case determined as at the dates on which such Awards are granted. If any Awards under the Plan are forfeited, terminated, expire unexercised, are settled in cash in lieu of Stock or are exchanged for other Awards, the shares of Stock which were theretofore subject to such Awards shall again be available for Awards under the Plan to the extent of such forfeiture or expiration of such Awards. Further, any shares that are exchanged (either actually or constructively) by optionees as full or partial payment to the Company of the purchase price of shares being acquired through the exercise of a stock option granted under the Plan may be available for subsequent Awards, provided however, that such shares may be awarded only to those participants who are not directors or executive officers (as that term is defined in the rules and regulations under Section 16 of the Act).

4.  GRANT OF AWARDS AND AWARD AGREEMENTS

  (a) Subject to the provisions of the Plan, the Committee shall (i) determine and designate from time to time those Key Employees or groups of Key Employees to whom Awards are to be granted; (ii) determine the form or forms of Award to be granted to any Key Employee; (iii) determine the amount or number of shares of Stock subject to each Award; and (iv) determine the terms and conditions of each Award.

  (b) Each Award granted under the Plan shall be evidenced by a written Award Agreement. Such agreement shall be subject to and incorporate the express terms and conditions, if any, required under the Plan or required by the Committee.

5.  STOCK OPTIONS AND RIGHTS

  (a) With respect to Options and Rights, the Committee shall (i) authorize the granting of Incentive Stock Options, non-qualified stock options, or a combination of Incentive Stock Options and non-qualified stock options; (ii) authorize the granting of Rights which may be granted in connection with all or part of any Option granted under this Plan, either concurrently with the grant of the Option or at any time thereafter during the term of the Option; (iii) determine the number of shares of Stock subject to each Option or the number of shares of Stock that shall be used to determine the value of a Right; and (iv) determine the time or times when and the manner in which each Option or Right shall be exercisable and the duration of the exercise period.

  (b) Any option issued hereunder which is intended to qualify as an Incentive Stock Option shall be subject to such limitations or requirements as may be necessary for the purposes of Section 422 of the Code or any regulations and rulings thereunder to the extent and in such form as determined by the Committee in its discretion.

  (c) Rights may be granted only to Key Employees who may be considered directors or officers of the Company for purposes of Section 16 of the Act.

  (d) The exercise period for a non-qualified stock option and any related Right shall not exceed ten years and two days from the date of grant, and the exercise period for an Incentive Stock Option and any related Right shall not exceed ten years from the date of grant.

  (e) The Option price per share shall be determined by the Committee at the time any Option is granted and shall be not less than the Fair Market Value of one share of Stock on the date the Option is granted.

  (f) No part of any Option or Right may be exercised until the Key Employee who has been granted the Award shall have remained in the employ of a Participating Company for such period after the date of grant as the Committee may specify, if any, and the Committee may further require exercisability in installments; provided, however, the period during which a Right is exercisable shall commence no earlier than six months following the date the Option or Right is granted.

  (g) The purchase price of the shares as to which an Option shall be exercised shall be paid to the Company at the time of exercise either in cash or Stock already owned by the optionee having a total Fair Market Value equal to the purchase price, or a combination of cash and Stock having a total fair market value, as so determined, equal to the purchase price. The Committee shall determine acceptable methods for tendering Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Stock to exercise an Option as it deems appropriate.

  (h) Unless Section 9 shall provide otherwise, Rights granted to a director or officer shall terminate when such person ceases to be considered a director or officer of the Company subject to Section 16 of the Act.

  (i) In case of termination of employment, the following provisions shall apply:

    (A) If a Key Employee who has been granted an Option shall die before such Option has expired, his or her Option may be exercised in full by the person or persons to whom the Key Employee's rights under the Option pass by will, or if no such person has such right, by his or her executors or administrators, at any time, or from time to time, within five years after the date of the Key Employee's death or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(d) above.

    (B) If the Key Employee's employment by any Participating Company terminates because of his or her Retirement or Total Disability, he or she may exercise his or her Options in full at any time, or from time to time, within five years after the date of the termination of his or her employment or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(d) above. Any such Options not fully exercisable immediately prior to such optionee's retirement shall become fully exercisable upon such retirement unless the Committee, in its sole discretion, shall otherwise determine.

    (C) Except as provided in Section 9, if the Key Employee shall voluntarily resign before eligibility for Retirement or he or she is terminated for cause as determined by the Committee, the Options or Rights shall be cancelled coincident with the effective date of the termination of employment.

    (D) If the Key Employee's employment terminates for any other reason, he or she may exercise his or her Options, to the extent that he or she shall have been entitled to do so at the date of the termination of his or her employment, at any time, or from time to time, within three months after the date of the termination of his or her employment or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(d) above.

  (j) No Option or Right granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an Option or Right shall be exercisable only by the Key Employee to whom the Option or Right is granted (or his or her estate or designated beneficiary).

  (k) With respect to an Incentive Stock Option, the Committee shall specify such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify such Option as an "incentive stock option" within the meaning of Section 422 of the Code.

  (l) With respect to the exercisability and settlement of Rights:

    (i) Upon exercise of a Right, the Key Employee shall be entitled, subject to such terms and conditions the Committee may specify, to receive upon exercise thereof all or a portion of the excess of (A) the Fair Market Value of a specified number of shares of Stock at the time of exercise, as determined by the Committee, over (B) a specified amount which shall not, subject to Section 5(e), be less than the Fair Market Value of such specified number of shares of Stock at the time the Right is granted. Upon exercise of a Right, payment of such excess shall be made as the Committee shall specify in cash, the issuance or transfer to the Key Employee of whole shares of Stock with a Fair Market Value at such time equal to any excess, or a combination of cash and shares of Stock with a combined Fair Market Value at such time equal to any such excess, all as determined by the Committee. The Company will not issue a fractional share of Stock and, if a fractional share would otherwise be issuable, the Company shall pay cash equal to the Fair Market Value of the fractional share of Stock at such time.

    (ii) For the purposes of Subsection (i) of this Section 5(l), in the case of any such Right or portion thereof, other than a Right related to an Incentive Stock Option, exercised for cash during a "window period" specified by Rule 16b-3 under the Act, the Fair Market Value of the Stock at the time of such exercise shall be the highest composite daily closing price of the Stock during such window period.

    (iii) In the event of the exercise of such Right, the Company's obligation in respect of any related Option or such portion thereof will be discharged by payment of the Right so exercised.

6.  PERFORMANCE SHARES

  (a) Subject to the provisions of the Plan, the Committee shall (i) determine and designate from time to time those Key Employees or groups of Key Employees to whom Awards of Performance Shares are to be made, (ii) determine the Performance Period (the "Performance Period") and Performance Objectives (the "Performance Objectives") applicable to such Awards, (iii) determine the form of settlement of a Performance Share and (iv) generally determine the terms and conditions of each such Award. At any date, each Performance Share shall have a value equal to the Fair Market Value of a share of Stock at such date; provided that the Committee may limit the aggregate amount payable upon the settlement of any Award. The maximum award for any individual employee in any given year shall be 100,000 Performance Shares.

  (b) The Committee shall determine a Performance Period of not less than two nor more than five years. Performance Periods may overlap and Key Employees may participate simultaneously with respect to Performance Shares for which different Performance Periods are prescribed.

  (c) The Committee shall determine the Performance Objectives of Awards of Performance Shares. Performance Objectives may vary from Key Employee to Key Employee and between groups of Key Employees and shall be based upon one or more of the following objective criteria, as the Committee deems appropriate: earnings per share, return on equity, cash flow or total shareholder return of ITT Hartford. If during the course of a Performance Period there shall occur significant events which the Committee expects to have a substantial effect on the applicable Performance Objectives during such period, the Committee may revise such Performance Objectives.

  (d) At the beginning of a Performance Period, the Committee shall determine for each Key Employee or group of Key Employees the number of Performance Shares or the percentage of Performance Shares which shall be paid to the Key Employee or member of the group of Key Employees if the applicable Performance Objectives are met in whole or in part.

  (e) If a Key Employee terminates service with all Participating Companies during a Performance Period because of death, Total Disability, Retirement, or under other circumstances where the Committee in its sole discretion finds that a waiver would be in the best interests of the Company, that Key Employee may, as determined by the Committee, be entitled to payment in settlement of such Performance Shares at the end of the Performance Period based upon the extent to which the Performance Objectives were satisfied at the end of such period and prorated for the portion of the Performance Period during which the Key Employee was employed by any Participating Company; provided, however, the Committee may provide for an earlier payment in settlement of such Performance Shares in such amount and under such terms and conditions as the Committee deems appropriate or desirable. If a Key Employee terminates service with all Participating Companies during a Performance Period for any other reason, then such Key Employee shall not be entitled to any Award with respect to that Performance Period unless the Committee shall otherwise determine.

  (f) Each Award of a Performance Share shall be paid in whole shares of Stock, or cash, or a combination of Stock and cash either as a lump sum payment or in annual installments, all as the Committee shall determine, with payment to commence as soon as practicable after the end of the relevant Performance Period.

7.  RESTRICTED STOCK

  (a) Restricted Stock shall be subject to a restriction period (after which restrictions will lapse) which shall mean a period commencing on the date the Award is granted and ending on such date as the Committee shall determine (the "Restriction Period"). The Committee may provide for the lapse of restrictions in installments where deemed appropriate and it may also require the achievement of predetermined performance objectives in order for such shares to vest.

  (b) Except when the Committee determines otherwise pursuant to Section 7(d), if a Key Employee terminates employment with all Participating Companies for any reason before the expiration of the Restriction Period, all shares of Restricted Stock still subject to restriction shall be forfeited by the Key Employee and shall be reacquired by the Company.
  (c) Except as otherwise provided in this Section 7, no shares of Restricted Stock received by a Key Employee shall be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of during the Restriction Period.

  (d) In cases of death, Total Disability or Retirement or in cases of special circumstances, the Committee may, in its sole discretion when it finds that a waiver would be in the best interests of the Company, elect to waive any or all remaining restrictions with respect to such Key Employee's Restricted Stock.

  (e) The Committee may require, under such terms and conditions as it deems appropriate or desirable, that the certificates for Stock delivered under the Plan may be held in custody by a bank or other institution, or that the Company may itself hold such shares in custody until the Restriction Period expires or until restrictions thereon otherwise lapse, and may require, as a condition of any Award of Restricted Stock that the Key Employee shall have delivered a stock power endorsed in blank relating to the Restricted Stock.

  (f) Nothing in this Section 7 shall preclude a Key Employee from exchanging any shares of Restricted Stock subject to the restrictions contained herein for any other shares of Stock that are similarly restricted.

  (g) Subject to Section 7(e) and Section 8, each Key Employee entitled to receive Restricted Stock under the Plan shall be issued a certificate for the shares of Stock. Such certificate shall be registered in the name of the Key Employee, and shall bear an appropriate legend reciting the terms, conditions and restrictions, if any, applicable to such Award and shall be subject to appropriate stop-transfer orders.

8.  CERTIFICATES FOR AWARDS OF STOCK

  (a) The Company shall not be required to issue or deliver any certificates for shares of Stock prior to (i) the listing of such shares on any stock exchange on which the Stock may then be listed and (ii) the completion of any registration or qualification of such shares under any federal or state law, or any ruling or regulation of any government body which the Company shall, in its sole discretion, determine to be necessary or advisable.

  (b) All certificates for shares of Stock delivered under the Plan shall also be subject to such stop-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed and any applicable federal or state securities laws, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions. In making such determination, the Committee may rely upon an opinion of counsel for the Company.

  (c) Except for the restrictions on Restricted Stock under Section 7, each Key Employee who receives Stock in settlement of an Award of Stock, shall have all of the rights of a shareholder with respect to such shares, including the right to vote the shares and receive dividends and other distributions. No Key Employee awarded an Option, a Right or Performance Share shall have any right as a shareholder with respect to any shares covered by his or her Option, Right or Performance Share prior to the date of issuance to him or her of a certificate or certificates for such shares.

9.  ACCELERATION EVENTS

  (a) For the purposes of this Plan, an Acceleration Event shall occur if (i) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, is the beneficial owner directly or indirectly of twenty percent or more of the outstanding Stock of the Company; (ii) any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, shall purchase shares pursuant to a tender offer or exchange offer to acquire any Stock of the Company (or securities convertible into Stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of fifteen percent or more of the outstanding Stock of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire Stock); (iii) the stockholders of the Company shall approve (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Stock of the Company would be converted into cash, securities or other property, other than a merger of the Company in which holders of Stock of the Company immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or (iv) there shall have been a change in a majority of the members of the Board within a 12-month period unless the election or nomination for election by the Company's stockholders of each new director during such 12-month period was approved by the vote of two-thirds of the directors then still in office who were directors at the beginning of such 12-month period.

  (b) Notwithstanding any provisions in this Plan to the contrary:

    (i) Each outstanding Option granted under the Plan shall become immediately exercisable in full for the aggregate number of shares covered thereby and all related Rights shall also become exercisable upon the occurrence of an Acceleration Event described in this Section 9 and shall continue to be exercisable in full for cash for a period of 60 calendar days beginning on the date that such Acceleration Event occurs and ending on the 60th calendar day following that date; provided, however, that (A) no Right shall become exercisable earlier than six months following the date the Right is granted, and (B) no Option or Right shall be exercisable beyond the expiration date of its original term.

    (ii) Options and Rights shall not terminate and shall continue to be fully exercisable for a period of seven months following the occurrence of an Acceleration Event in the case of an employee who is terminated other than for just cause or who voluntarily terminates his employment because he in good faith believes that as a result of such Acceleration Event he is unable effectively to discharge his present duties or the duties of the position he occupied just prior to the occurrence of such Acceleration Event. For purposes of Section 9 only, termination shall be for "just cause" only if such termination is based on fraud, misappropriation or embezzlement on the part of the employee which results in a final conviction of a felony. Under no circumstances, however, shall any Option or Right be exercised beyond the expiration date of its original term.

    (iii) Any Right or portion thereof may be exercised for cash within the 60-calendar-day period following the occurrence of an Acceleration Event with settlement, except in the case of a Right related to an Incentive Stock Option, based on the "Formula Price" which shall be the highest of (A) the highest composite daily closing price of the Stock during the period beginning on the 60th calendar day prior to the date on which the Right is exercised and ending on the date such Right is exercised, (B) the highest gross price paid for the Stock during the same period of time, as reported in a report on
  Schedule 13D filed with the Securities and Exchange Commission or (C) the highest gross price paid or to be paid for a share of Stock (whether by way of exchange, conversion, distribution upon merger, liquidation or otherwise) in any of the transactions set forth in this Section 9 as constituting an Acceleration Event.

    (iv) Upon the occurrence of an Acceleration Event, Limited Stock Appreciation Rights shall automatically be granted as to any Option with respect to which Rights are not then outstanding; provided, however, that Limited Stock Appreciation Rights shall be provided at the time of grant of any Incentive Stock Option subject to exercisability upon the occurrence of an Acceleration Event. Limited Stock Appreciation Rights shall entitle the holder thereof, upon exercise of such rights and surrender of the related Option or any portion thereof, to receive, without payment to the Company (except for applicable withholding taxes), an amount in cash equal to the excess, if any, of the Formula Price as that term is defined in Section 9 over the option price of the Stock as provided in such Option; provided that in the case of the exercise of any such Limited Stock Appreciation Right or portion thereof related to an Incentive Stock Option, the Fair Market Value of the Stock at the time of such exercise shall be substituted for the Formula Price. Each such Limited Stock Appreciation Right shall be exercisable only during the period beginning on the first business day following the occurrence of such Acceleration Event and ending on the 60th day following such date and only to the same extent the related Option is exercisable. In the case of persons who are considered directors or officers of the Company for purposes of Section 16 of the Act, Limited Stock Appreciation Rights shall not be so exercisable until they have been outstanding for at least six months. Upon exercise of a Limited Stock Appreciation Right and surrender of the related Option, or portion thereof, such Option, to the extent surrendered, shall not thereafter be exercisable.

    (v) The restrictions applicable to Awards of Restricted Stock issued pursuant to Section 7 shall lapse upon the occurrence of an Acceleration Event and the Company shall issue stock certificates without a restrictive legend. Key Employees holding Restricted Stock on the date of an Acceleration Event may tender such Restricted Stock to the Company which shall pay the Formula Price as that term is defined in Section 9; provided, such Restricted Stock must be tendered to the Company within 60 calendar days of the Acceleration Event.

    (vi) If an Acceleration Event occurs during the course of a Performance Period applicable to an Award of Performance Shares pursuant to Section 6, then the Key Employee shall be deemed to have satisfied the Performance Objectives and settlement of such Performance Shares shall be based on the Formula Price, as defined in this Section 9.

10.  BENEFICIARY

  (a) Each Key Employee shall file with the Company a written designation of one or more persons as the Beneficiary who shall be entitled to receive the Award, if any, payable under the Plan upon his or her death. A Key Employee may from time to time revoke or change his or her Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Company. The last such designation received by the Company shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Company prior to the Key Employee's death, and in no event shall it be effective as of a date prior to such receipt.

  (b) If no such Beneficiary designation is in effect at the time of a Key Employee's death, or if no designated Beneficiary survives the Key Employee or if such designation conflicts with law, the Key Employee's estate shall be entitled to receive the Award, if any, payable under the Plan upon his or her death. If the Committee is in doubt as to the right of any person to receive such Award, the Company may retain such Award, without liability for any interest thereon, until the Committee determines the rights thereto, or the Company may pay such Award into any court of appropriate jurisdiction and such payment shall be a complete discharge of the liability of the Company therefor.

11.  ADMINISTRATION OF THE PLAN

  (a) Each member of the Committee shall be both a member of the Board and a "disinterested person" within the meaning of Rule 16b-3 under the Act or successor rule or regulation.

  (b) All decisions, determinations or actions of the Committee made or taken pursuant to grants of authority under the Plan shall be made or taken in the sole discretion of the Committee and shall be final, conclusive and binding on all persons for all purposes.

  (c) The Committee shall have full power, discretion and authority to interpret, construe and administer the Plan and any part thereof, and its interpretations and constructions thereof and actions taken thereunder shall be, except as otherwise determined by the Board, final, conclusive and binding on all persons for all purposes.

  (d) The Committee's decisions and determinations under the Plan need not be uniform and may be made selectively among Key Employees, whether or not such Key Employees are similarly situated.

  (e) The Committee may, in its sole discretion, delegate such of its powers as it deems appropriate to the chief executive officer or other members of senior management, except that Awards to executive officers shall be made solely by the Committee and subject to compliance with Rule 16b-3 of the Act.

  (f) If an Acceleration Event has not occurred and if the Committee determines that a Key Employee has taken action inimical to the best interests of any Participating Company, the Committee may, in its sole discretion, terminate in whole or in part such portion of any Option (including any related Right) as has not yet become exercisable at the time of termination, terminate any Performance Share Award for which the Performance Period has not been completed or terminate any Award of Restricted Stock for which the Restriction Period has not lapsed.

12.  AMENDMENT, EXTENSION OR TERMINATION

  The Board may, at any time, amend or terminate the Plan and, specifically, may make such modifications to the Plan as it deems necessary to avoid the application of Section 162(m) of the Code and the Treasury regulations issued thereunder. However, no amendment shall, without approval by a majority of the Company's stockholders, (a) alter the group of persons eligible to participate in the Plan, (b) except as provided in Section 13 increase the maximum number of shares of Stock which are available for Awards under the Plan, (c) materially increase the benefits accruing to participants under the Plan or (d) extend the period during which awards may be granted beyond December 31, 2005. If an Acceleration Event has occurred, no amendment or termination shall impair the rights of any person with respect to a prior Award.

13.  ADJUSTMENTS IN EVENT OF CHANGE IN COMMON STOCK

  In the event of any reorganization, merger, recapitalization, consolidation, liquidation, stock dividend, stock split, reclassification, combination of shares, rights offering, split-up or extraordinary dividend (including a spin-off) or divestiture, or any other change in the corporate structure or shares, the Committee may make such adjustment in the Stock subject to Awards, including Stock subject to purchase by an Option, or the terms, conditions or restrictions on Stock or Awards, including the price payable upon the exercise of such Option and the number of shares subject to restricted stock awards, as the Committee deems equitable.

14.  SUBSTITUTE AWARDS

  The Committee shall be authorized to issue substitute ITT Hartford stock options and related rights to those key employees of Participating Companies who surrender options to acquire stock in ITT Corporation. The Committee may make a determination as to the exercise price and number of such substitute options as it may determine in order to preserve the economic value of the surrendered ITT options and related rights in the aggregate amount not to exceed 8,000,000 shares. Subject to this limitation, shares of ITT Hartford Common Stock to be issued upon the exercise of substitute stock options may be made available from authorized but unissued shares or from treasury or shares held by ITT Hartford in shares purchased in the open market.

  The maximum number of substitute ITT Hartford stock options and related rights that may be granted to an individual employee is 525,000 or such lower number as may be necessary to preserve the economic value of the surrendered ITT options and related rights by any such individual employee.

  The terms and conditions of each substitute stock award, including, without limitation, the expiration date of the option, the time or times when, and the manner in which, each substitute option shall be exercisable, the duration of the exercise period, the method of exercise, settlement and payment, and the rules in the event of termination, shall be the same as those of the surrendered ITT award.

  The Committee shall also be authorized to issue substitute grants of ITT Hartford Restricted Stock to replace shares of ITT restricted stock surrendered by employees of Participating Companies. Such substitute shares shall be subject to the same terms and conditions as the surrendered shares of ITT restricted stock, including, without limitation, the restriction period of such ITT shares.

15.  MISCELLANEOUS

  (a) Except as provided in Section 9, nothing in this Plan or any Award granted hereunder shall confer upon any employee any right to continue in the employ of any Participating Company or interfere in any way with the right of any Participating Company to terminate his or her employment at any time. No Award payable under the Plan shall be deemed salary or compensation for the purpose of computing benefits under any employee benefit plan or other arrangement of any Participating Company for the benefit of its employees unless the Company shall determine otherwise. No Key Employee shall have any claim to an Award until it is actually granted under the Plan. To the extent that any person acquires a right to receive payments from the Company under this Plan, such right shall be no greater than the right of an unsecured general creditor of the Company. All payments to be made hereunder shall be paid from the general funds of the Company and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as provided in Section 7(e) with respect to Restricted Stock.

  (b) The Committee may cause to be made, as a condition precedent to the payment of any Award, or otherwise, appropriate arrangements with the Key Employee or his or her Beneficiary, for the withholding of any federal, state, local or foreign taxes.

  (c) The Plan and the grant of Awards shall be subject to all applicable federal and state laws, rules, and regulations and to such approvals by any government or regulatory agency as may be required.

  (d) The terms of the Plan shall be binding upon the Company and its successors and assigns.

  (e) Captions preceding the sections hereof are inserted solely as a matter of convenience and in no way define or limit the scope or intent of any provision hereof.

16.  EFFECTIVE DATE, TERM OF PLAN AND SHAREHOLDER APPROVAL

  The effective date of the Plan shall be December 19, 1995. No Award shall be granted under this Plan after the Plan's termination date. The Plan's termination date shall be December 31, 2005. The Plan will continue in effect for existing Awards as long as any such Award is outstanding.

                                                                   EXHIBIT 10.02
              ITT HARTFORD GROUP, INC. 1996 RESTRICTED STOCK PLAN
                           FOR NON-EMPLOYEE DIRECTORS




                ARTICLE I -- PLAN ADMINISTRATION AND ELIGIBILITY


1.1  PURPOSE

  The purpose of the ITT Hartford Group, Inc. 1996 Restricted Stock Plan for Non-Employee Directors (the "Plan") is to attract and retain persons of ability as directors of ITT Hartford Group, Inc. (the "Company") and to provide them with a closer identity with the interests of the Company's stockholders by paying the Annual Retainer in common stock of the Company.

1.2  ADMINISTRATION

  The Plan shall be administered by the Compensation and Personnel Committee of the Board of Directors (hereinafter referred to as the "Committee"). The Committee shall have the responsibility of interpreting the Plan and establishing and amending such rules and regulations necessary or appropriate for the administration of the Plan. All interpretations of the Plan or any Restricted Stock awards issued under it shall be final and binding upon all persons having an interest in the Plan. No member of the Committee shall be liable for any action or determination taken or made in good faith with respect to this Plan or any award granted hereunder.

1.3  ELIGIBILITY

  Directors of the Company who are not employees of the Company or any of its subsidiaries shall be eligible to participate in the Plan.

1.4  STOCK SUBJECT TO THE PLAN

  (a) The maximum number of shares which may be granted under the Plan shall be 100,000 shares of common stock of the Company (the "Stock").

  (b) If any Restricted Stock is forfeited by a Director in accordance with the provisions of Section 2.2(c), such shares of Restricted Stock shall be restored to the total number of shares available for grant pursuant to the Plan.


  (c) Upon the grant of a Restricted Stock award the Company may distribute newly issued shares or treasury shares.


                         ARTICLE II -- RESTRICTED STOCK


2.1  RESTRICTED STOCK AWARDS

  Restricted Stock awards shall be made automatically on the date of the Annual Meeting of Stockholders, to each Director elected at the meeting or continuing in office following the meeting. The award shall equal the number of whole shares arrived at by dividing the Annual Retainer that is in effect for the 12 month period beginning with the date of the Annual Meeting (the "Service
Year") by the Fair Market Value of the Company's common stock. Fractional shares shall be paid in cash.

  (a) "Annual Retainer" shall mean the amount that is payable to a Director for service on the Board of Directors during the Service Year. Annual Retainer shall not include fees paid for attendance at any Board or Committee meeting.

  (b) "Fair Market Value" shall mean the average of the high and low prices per share of the Company's common stock on the date of the Annual Meeting, as reported by the New York Stock Exchange Composite Tape.

2.2  TERMS AND CONDITIONS OF RESTRICTED STOCK AWARDS

  (a) Written Documentation -- Restricted Stock awards shall be evidenced by such written notice, agreement or other documentation as the Committee deems appropriate.

  (b) Shares held in Escrow -- The Restricted Stock subject to such award shall be registered in the name of the Director and held in escrow by the Committee until the restrictions on such shares lapse as described below.

  (c) Restrictions -- Restricted Stock granted to a Director may not be sold, assigned, transferred, pledged or otherwise disposed of, except by will or the laws of descent and distribution, prior to the earliest of the following dates:
  (1) The fifth anniversary of the date of grant.

  (2) Retirement from the Board at age 72.

  (3) "Change in Control" of the Company. A "Change in Control" shall be deemed to have occurred if:

    (i) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "Act") disclosing that any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, is the beneficial owner directly or indirectly of twenty percent or more of the outstanding Stock of the Company;

    (ii) any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, shall purchase shares pursuant to a tender offer or exchange offer to acquire any Stock of the Company (or securities convertible into Stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of fifteen percent or more of the outstanding Stock of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire Stock);

    (iii) the stockholders of the Company shall approve (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Stock of the Company would be converted into cash, securities or other property, other than a merger of the Company in which holders of Stock of the Company immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or

    (iv) there shall have been a change in a majority of the members of the Board within a 12-month period unless the election or nomination for election by the Company's stockholders of each new director during such 12-month period was approved by the vote of two-thirds of the directors then still in office who were directors at the beginning of such 12-month period.

   (4) Death of the Director.

   (5) Disability of the Director, as defined in the ITT Hartford Investment and Savings Plan dated December 19, 1995.

    (6) Resignation by the Director on account of (i) a physical or mental condition that, in the opinion of a qualified physician, is expected to impede the Director's ability to fulfill his or her principal duties for a period of at least three months; (ii) the relocation of the Director's principal place of business to a location that increases the time required for such Director to travel to the Company's headquarters by more than 50%; (iii) the acceptance by the Director of a position (other than an honorary position) in the government of the United States, any State or any municipality or any subdivision thereof or any organization performing any quasi-governmental function; or (iv) any circumstances which, in the opinion of outside counsel to the Company, would (or could reasonably be expected to) conflict with applicable law or any written policy of the Company.

  (d) Dividends and Voting Rights -- The Director shall, subject to Section 2.2(c), possess all incidents of ownership of the shares of Restricted Stock including the right to receive dividends with respect to such shares and to vote such shares.

  (e) The Company shall deliver to the Director, or the beneficiary of such Director, if applicable, all of the shares of stock that were awarded to the Director as Restricted Stock, within 30 days following the lapse of restrictions as described under Section 2.2(c). If the Director discontinues serving on the Board prior to the date upon which restrictions lapse as described under Section 2.2(c), such Director's Restricted Stock will be forfeited by the Director and transferred to and reacquired by the Company at no cost to the Company.


                       ARTICLE III -- GENERAL PROVISIONS


3.1  AUTHORITY

  Appropriate officers of the Company designated by the Committee are authorized to execute Restricted Stock agreements, and amendments thereto, in the name of the Company, as directed from time to time by the Committee.

3.2  ADJUSTMENTS IN THE EVENT OF CHANGE IN COMMON STOCK OF THE COMPANY

  In the event of any reorganization, merger, recapitalization, consolidation, liquidation, stock dividend, stock split, reclassification, combination of shares, rights offering, split-up, or extraordinary dividend (including a spin-off) or divestiture, or any other change in the corporate structure or shares, the number and kind of shares which thereafter may be granted under the Plan and the number of shares of Restricted Stock awarded pursuant to Section 2.1 with respect to which all restrictions have not lapsed, shall be appropriately adjusted consistent with such change in such manner as the Board in its discretion may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, Directors participating in the Plan. Any fractional shares resulting from such adjustments shall be eliminated.

3.3  RIGHTS OF DIRECTORS

  The Plan shall not be deemed to create any obligation on the part of the Board to nominate any Director for reelection by the Company's stockholders or to retain any Director at any particular rate of compensation. The Company shall not be obligated to issue Stock pursuant to an award of Restricted Stock for which the restrictions hereunder have lapsed if such issuance would constitute a violation of any applicable law. Except as provided herein, no Director shall have any rights as a stockholder with respect to any shares of Restricted Stock awarded to him.

3.4  BENEFICIARY

  A Director may file with the Committee a written designation of a beneficiary on such form as may be prescribed by the Committee and may, from time to time, amend or revoke such designation. In the event of the death of a Director, his beneficiary shall have the right to receive the shares of Restricted Stock awarded pursuant to the Plan. If no designated beneficiary survives the Director, the executor or administrator of the Director's estate shall be deemed to be the Director's beneficiary.

3.5  LAWS AND REGULATIONS

  The Committee shall have the right to condition any issuance of shares to any Director hereunder on such Director's undertaking in writing to comply with such restrictions on the subsequent disposition of such shares as the Committee shall deem necessary or advisable as a result of any applicable law or regulation. The Committee may postpone the delivery of stock following the lapse of restrictions with respect to awards of Restricted Stock for such time as the Committee in its discretion may deem necessary, in order to permit the Company with reasonable diligence (i) to effect or maintain registration of the Plan, or the shares issuable upon the lapse of certain restrictions respecting awards of Restricted Stock, under the Securities Act of 1933 or the securities laws of any applicable jurisdiction, or (ii) to determine that such shares and the Plan are exempt from such registration; the Company shall not be obligated by virtue of any Restricted Stock agreement or any provision of the Plan to recognize the lapse of certain restrictions respecting awards of Restricted Stock or issue shares in violation of said Act or of the law of the government having jurisdiction thereof.

3.6  AMENDMENT, SUSPENSION AND DISCONTINUANCE OF THE PLAN

  The Board may from time to time amend, suspend or discontinue the Plan, provided that the Board may not, without the approval of the holders of a majority of the outstanding shares entitled to vote, take any action which would cause the Plan to no longer comply with Rule 16b-3 under the Act, or any successor rule or other regulatory requirement.

  No amendment, suspension or discontinuance of the Plan shall impair a Director's right under a Restricted Stock award previously granted to him without his consent.

3.7  GOVERNING LAW

  This Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Connecticut.

3.8  EFFECTIVE DATE AND DURATION OF THE PLAN
  This Plan shall be effective upon the Distribution Date, subject to the approval of the Plan by the stockholders of the Company, and shall terminate on December 31, 2005 (as defined in the Proxy Statement of ITT Corporation dated August 30, 1995) provided that grants of Restricted Stock made prior to the termination of the Plan may vest following such termination in accordance with their terms.

  EXHIBIT 11.01





                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)






                                                       First Quarter Ended
                                                            March 31,
                                                        1996           1995

                                                           (Unaudited)

Net income                                            $  96           $ 140

Weighted average common shares outstanding  (1)       117.2           117.1

Earnings Per Share                                    $0.82           $1.20


(1) March 31, 1995 average common shares outstanding of 117.1 reflects a retroactive presentation of the actual number of shares outstanding at December 31, 1995.

                                                                   EXHIBIT 12.01




                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
        COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
($ in millions)                                         First Quarter Ended
                                                             March 31,
                                                        1996          1995

                                                            (Unaudited)

EARNINGS
    OPERATING INCOME                                      $114         $197
  ADD:
  FIXED CHARGES
    Interest expense                                        35           23
    Interest factor attributable to rentals  (1)             9           12
                                                          -----        -----
    TOTAL FIXED CHARGES                                     44           35

EARNINGS, AS DEFINED                                      $158         $232
                                                          -----        -----
FIXED CHARGES
    Fixed charges above                                    $44          $35
    Dividends on subsidiary preferred stock                 --            1
                                                          -----        -----
TOTAL FIXED CHARGES AND PREFERRED DIVIDEND                 $44          $36
REQUIREMENTS

  RATIOS
    Earnings, as defined, to combined fixed charges        3.6          6.6

    Earnings, as defined, to combined fixed charges
  and preferred stock dividend requirements                3.6          6.4


(1) The interest factor attributable to rentals was computed by calculating the estimated present value of all long-term rental commitments and applying the approximate weighted average interest rate inherent in the lease obligations and adding thereto the interest element assumed in short-term cancelable and contingent rentals excluded from the commitment data but included in rental expense.