Form 10-Q
period 1996-06-30
ITT HARTFORD GROUP INC /DE
filed 1996-08-14
CIK 874766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 1996

                                       OR

     [ ]TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of July 31, 1996, there were outstanding 117,286,616 shares of Common Stock, $.01 par value per share, of the registrant.

                                      INDEX
     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                          PAGE

     Consolidated Statements of Income - Second Quarter and Six Months
     Ended June 30, 1996 and 1995                                            3

     Consolidated Balance Sheets - June 30, 1996 and December 31, 1995       4

     Consolidated Statements of Cash Flows - Six Months Ended June 30,
     1996 and 1995                                                           5

     Notes to Consolidated Financial Statements                              6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS 7


     PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                              15

     Item 4. Submission of Matters to a Vote of Security Holders            15

     Item 6. Exhibits and Reports on Form 8-K                               15

     Signature                                                              16

                          PART I. FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                          Second Quarter Ended         Six Months Ended
                                                                                June 30,                   June 30,
     (In millions, except for per share data)                              1996          1995         1996          1995
     ------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                 (Unaudited)
     REVENUES
        Earned premiums                                                    $2,403         $2,264       $5,059        $4,688
       Net investment income                                                 601            622        1,204         1,183
       Net realized capital gains                                             22             28           41            48
      ------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                   3,026          2,914        6,304         5,919
          --------------------------------------------------------------------------------------------------------------------

     BENEFITS, CLAIMS AND EXPENSES
       Benefits, claims and claim adjustment expenses                      2,042          2,017        4,083         3,850
       Amortization of deferred policy acquisition costs                     450            399          861           813
       Other expenses                                                        355            372        1,067           933
     ------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                              2,847          2,788        6,011         5,596
          -------------------------------------------------------------------------------------------------------------------

          OPERATING INCOME                                                   179            126          293           323
       Income tax expense                                                     36             20           54            76
       Dividends on subsidiary preferred stock                                --             (1)          --            (2)
     ------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                        $143          $105          $239          $245
          -------------------------------------------------------------------------------------------------------------------

     EARNINGS PER SHARE                                                    $1.22         $0.90         $2.04         $2.09
     CASH DIVIDENDS DECLARED PER SHARE                                     $0.40            --         $0.80           --
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)                        117.2         117.1         117.2        117.1
     ------------------------------------------------------------------------------------------------------------------------

     (1)  1995 average  common shares  outstanding  of 117.1  reflects a retroactive  presentation  of the actual number of shares outstanding at December 31, 1995.


     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,        December 31,
(In millions, except for shares data)                                                           1996              1995
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                     ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of
  $30,820 and $30,892)                                                                           $30,302          $31,168
Equity securities, at fair value (cost $1,308 and $1,192)                                          1,528            1,342
Policy loans, at cost                                                                              3,753            3,380
Other investments, at cost                                                                           538              785
- ----------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                           36,121           36,675
Cash                                                                                                 156               95
Premiums receivable and agents' balances                                                           1,950            1,890
Reinsurance recoverables                                                                          11,694           11,801
Deferred policy acquisition costs                                                                  3,247            2,945
Deferred income tax                                                                                1,466            1,150
Other assets                                                                                       2,364            2,451
Separate account assets                                                                           43,216           36,848
- ----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                              $100,214          $93,855
      -----------------------------------------------------------------------------------------------------------------------

                                   LIABILITIES
Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                      $17,507          $17,536
      Life                                                                                         4,089            3,894
Other policy claims and benefits payable                                                          22,702           22,770
Unearned premiums                                                                                  2,846            2,766
Short-term debt                                                                                      500              886
Long-term debt                                                                                     1,021            1,022
Company obligated manditorily redeemable preferred securities of subsidiary trust
  holding solely parent junior subordinated debentures                                               485               --
Other liabilities                                                                                  3,462            3,431
Separate account liabilities                                                                      43,216           36,848
- ----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                           95,828           89,153
      -----------------------------------------------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000, issued 118,916,662 and 118,762,331,  outstanding
  117,278,662 and 117,124,331 shares, par value $.01                                                   1                1
Common stock of parent company held by a subsidiary - 1,408,170 shares                               (30)             (30)
Treasury stock - 229,830 shares                                                                       --               --
Capital surplus                                                                                    1,642            1,636
Cumulative translation adjustments                                                                    16               48
Unrealized gain (loss) on securities, net of tax                                                    (189)             245
Retained earnings                                                                                  2,946            2,802
- ----------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   4,386            4,702
      -----------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $100,214          $93,855
            -----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                       June 30,
(In millions)                                                                                   1996              1995
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                                       $239             $245
  ADJUSTMENTS TO NET INCOME
    Depreciation and amortization                                                                    39               38
    Gain on sale of securities                                                                      (41)             (48)
    Change in receivables, payables and accruals                                                   (217)            (167)
    Accrued and deferred taxes                                                                     (163)            (177)
    Increase in liabilities for future policy benefits, unpaid claims and claim
      adjustment expenses and unearned premiums                                                     216              462
    Increase in deferred policy acquisition costs                                                  (311)            (245)
    Decrease in reinsurance recoverables and other related assets                                   310              253
    Other, net                                                                                      283               32
- -----------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                         355              393
      -----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of investments                                                                        (9,173)          (6,372)
  Sale and maturity of investments                                                                8,977            4,957
  Additions to plant, property and equipment                                                        (28)             (38)
- -----------------------------------------------------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                                                           (224)          (1,453)
      -----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Short-term debt, net                                                                             (386)              12
  Net proceeds from issuance of company obligated manditorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures
                                                                                                    484               --
  Dividends paid                                                                                    (47)              --
  Investments and advances from affiliated parties                                                   --              145
  Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                              (128)             971
  Other, net                                                                                          5               (1)
- -----------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              (72)           1,127
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                           ---------------- -----------------
  Exchange rate effect on cash                                                                        2              (10)
- -----------------------------------------------------------------------------------------------------------------------------
  Increase in cash                                                                                   61               57
  Cash - beginning of period                                                                         95               55
- -----------------------------------------------------------------------------------------------------------------------------
      -----------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                         $156             $112
      -----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                       $163             $150
  Interest                                                                                          $70              $48

NONCASH FINANCING ACTIVITIES:
Capital contribution                                                                                 --             $180

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)


- --------------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------------------

(A) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of ITT Hartford Group, Inc. ("ITT Hartford") have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 1995 included in ITT Hartford's 1995 Form 10-K Annual Report.

(B)   EMPLOYEE BENEFIT PLANS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996 for calendar year end companies. As permitted by SFAS No. 123, ITT Hartford continues to measure compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and plans to disclose in the 1996 Form 10-K Annual Report pro forma disclosures of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied.

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

Series A Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital I. ITT Hartford owns all of the beneficial interests represented by Series A Common Securities of Hartford Capital I. Holders of Series A Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from February 28, 1996 and payable quarterly in arrears commencing March 31, 1996 at the annual rate of 7.7% of the liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Holders of Series A Preferred Securities have limited voting rights.

The Junior Subordinated Debentures bear interest at the annual rate of 7.7% of the principal amount, payable quarterly in arrears commencing March 31, 1996, and mature on February 28, 2016. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of ITT Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

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

NOTE 3. CONTINGENCIES

(A)  LITIGATION
ITT Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial position, results of operations or cash flow of ITT Hartford.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE UNLESS OTHERWISE STATED)

MD&A addresses the financial condition of ITT Hartford as of June 30, 1996, compared with December 31, 1995, and its results of operations for the second quarter and six months ended June 30, 1996 compared with the equivalent 1995 periods. This discussion should be read in conjunction with the MD&A included in ITT Hartford's 1995 Form 10-K Annual Report and in ITT Hartford's report on
Form 10-Q for the first quarter of 1996. Interim results are not necessarily indicative of the results which may be expected for any other interim period or for the full year.

During December 1995, ITT Corporation ("ITT"), after transferring ownership of First State Insurance Company ("First State") and Fencourt Reinsurance Company ("Fencourt") to ITT Hartford, distributed the outstanding shares of ITT Hartford common stock to the shareholders of ITT in what is described herein as the "Distribution". The second quarter and six months ended June 30, 1995 financial information included herein reflects the results of ITT Hartford on a post-Distribution basis, including the operating results of Fencourt and First State. (For additional information see "Distribution" under MD&A in the 1995 Form 10-K Annual Report.)

- --------------------------------------------------------------------------------
                                     INDEX
- --------------------------------------------------------------------------------

Consolidated Results of Operations:
  Operating Summary                                           7
North American Property & Casualty                            8
Life                                                          9
International                                                 9

Runoff                                                       10
Environmental and Asbestos Claims                            10
Investments                                                  11
Capital Resources and Liquidity                              14

- --------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY
- --------------------------------------------------------------------------------



OPERATING SUMMARY                                                              SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
TOTAL REVENUES                                                                 $3,026        $2,914        $6,304         $5,919
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
NET INCOME                                                                    $   143       $   105        $  239        $   245
Less:  Net realized capital gains, after-tax                                       16            18            28             31
           Allocated Distribution items                                            --            13            --             13
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS                                                                  $  127       $    74        $  211        $   201
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS PER SHARE [1]                                                    $ 1.08        $ 0.63         $ 1.80      $  1.72
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

[1] Second quarter and six months ended June 30, 1995 per share data reflect a retroactive presentation of the actual number of shares outstanding at December 31, 1995 of 117.1 million.

Revenues for the second quarter and six months ended June 30, 1996 increased $112 or 4% from the second quarter of 1995, and $385 or 7% from the six months ended June 30, 1995, primarily the result of growth in the Life segment. Net income, excluding the impact of net realized capital gains, after-tax, and allocated Distribution items, was $127 and $211 for the second quarter and six months of 1996, respectively, compared with $74 and $201 for the comparable prior year periods. ITT Hartford defines as "core earnings", after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and allocated Distribution items.

The increase in core earnings of $53, or $.45 per share, for the second quarter of 1996 over the second quarter of the prior year, was partially due to increased property & casualty net investment income and growth in earnings on Life annuities. Additionally, a $26, or $.22 per share, after-tax loss relating to the settlement of claims against Dow Corning Corporation occurred in the second quarter of 1995. The increase in core earnings of $10 or 5% for the six months ended June 30, 1996 compared to the same period in 1995 was adversely affected by the unusually high catastrophe and severe winter storm losses totaling $107 after-tax in 1996, compared to $53 after-tax in 1995. Excluding the impact of these losses, core earnings for the six months of 1996 increased $64, or 25%, to $318 over the comparable period in 1995.

The effective tax rates for the second quarter and six months ended June 30, 1996 were 20% and 18%, respectively, compared to 16% and 24% for the comparable periods in 1995. Tax-exempt interest earned on invested assets were the principal cause of an effective tax rate lower than the 35% U.S. statutory rate. The increase in the tax rate for the second quarter of 1996 over 1995 was due to improved operating results in the North American Property & Casualty segment. The decrease for the six month period was largely due to tax benefits generated at the 34% Federal tax rate resulting from increased underwriting losses for the six months ended June 30, 1996 compared to the same period in 1995.

SEGMENT RESULTS

ITT Hartford's reporting segments, which reflect the management structure of the company, consist of North American Property & Casualty, Life, International and Runoff. Certain reclassifications have been made to conform historical information to the June 30, 1996 presentation.

Below is a summary of core earnings by segment.


                                                                               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
North American Property & Casualty                                               $ 65           $18          $ 91           $ 95
Life                                                                               59            51           113             97
International                                                                      17            15            35             30
Runoff                                                                            (14)          (10)          (28)           (21)
- -----------------------------------------------------------------------------------------------------------------------------------
   CORE EARNINGS                                                                 $127           $74          $211           $201
- -----------------------------------------------------------------------------------------------------------------------------------

The sections that follow analyze each segments' results. Specific topics such as environmental reserves and investment results are discussed separately following the segment overviews.

- --------------------------------------------------------------------------------
NORTH AMERICAN PROPERTY & CASUALTY
- --------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
TOTAL REVENUES                                                                  $1,609       $1,591        $3,162        $3,157
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
NET INCOME                                                                     $    68     $     30       $    94       $   117
Less:  Net realized capital gains, after-tax                                         3           12             3            22
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS                                                                  $    65     $     18       $    91      $     95
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS PER SHARE                                                         $0.55       $  0.15        $ 0.78       $  0.81
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

Core earnings for the North American Property & Casualty segment were $65 for the second quarter ended June 30, 1996, an increase of $47, or $.40 per share, from the comparable period in 1995. This increase was largely due to the Dow Corning Corporation $26 after-tax, non-recurring charge that occurred in last year's second quarter. Absent this charge, core earnings for the second quarter 1996 rose 48%, primarily due to an increase of 17% in after-tax, net investment income and a 17% improvement in catastrophe experience. The decrease in core earnings for the first six months of 1996 compared to 1995 of $4, or $.03 per share, reflects adverse first quarter weather-related underwriting results, partially offset by higher investment income. (For an analysis of investment income and net realized capital gains, see the Investments section.)

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for ITT Hartford's North American Property & Casualty segment.


                                                                               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
Written premiums                                                                $1,435       $1,392        $2,892        $2,822
Underwriting results, before-tax                                                $  (80)      $ (133)       $ (220)       $ (165)
Combined ratio [1]                                                               104.6        109.7         106.8         105.6
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

North American Property & Casualty segment written premiums for the second quarter and six months ended June 30, 1996 increased $43 or 3%, and $70 or 2%, respectively, over the equivalent prior year periods. Premiums increased in the Reinsurance and Personal lines but were offset by lower Commercial line results. Growth in the Reinsurance line was primarily due to an increased level of renewals and new product development in specialty lines. The continued expansion into the over-50 market as facilitated by ITT Hartford's exclusive arrangement with the American Association of Retired Persons ("AARP"), is reflected in the premium volume increase in the Personal line, while intensely competitive market conditions have adversely affected Commercial product sales.

Underwriting results, before-tax, for the second quarter ended June 30, 1996 for the North American Property & Casualty segment were $53 above the prior year's second quarter, resulting in a 5.1 point decrease in the combined ratio. The underwriting results for the second quarter of 1995 includes a $40 before-tax charge relating to the settlement of claims against Dow Corning Corporation alleging product defects arising from breast implants. Excluding the impact of this loss, second quarter combined ratio improved by 2.3 points due to better claim management and lower operating costs. For the six months ended June 30, 1996, underwriting results, before-tax, were $55 below the prior year's second quarter, resulting in a 1.2 point increase in the combined ratio. The results for the six months of 1996 reflect $165 before-tax of catastrophe and severe winter storm losses, an $83 increase over equivalent losses for the six months ended June 30, 1995. Excluding these losses, underwriting results were $28 or
1.7 point favorable to prior year, reflecting the improved underwriting performance previously discussed.

                                      LIFE

OPERATING SUMMARY                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                                1996           1995          1996          1995
                                                                            -------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
TOTAL REVENUES                                                                 $ 932         $ 804         $2,173        $1,768
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
NET INCOME                                                                     $  58         $  52         $  112        $  100
Less:  Net realized capital gains, after-tax                                      (1)            1             (1)            3
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS                                                                 $   59        $   51        $   113      $     97
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS PER SHARE                                                        $0.50         $0.44         $ 0.96       $  0.83
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

Life segment revenues for the second quarter and six months ended June 30, 1996 increased $128 or 16%, and $405 or 23%, over the comparable 1995 periods. This growth was largely due to revenue from increased cost of insurance charges on existing corporate owned life insurance ("COLI") contracts and fees generated from a growing block of individual annuity and life business. Furthermore, the Life segment sold $5 billion of individual annuity contracts during the first half of 1996.

Core earnings for the Life segment increased $8 or 16% for the second quarter and $16 or 16% for the first six months of 1996 over the comparable prior year periods. Strong sales and asset growth in the Individual Annuity division along with earnings increases in excess of 10% in the Individual Life and Employee Benefits divisions accounted for the growth.

In August of 1996 Congress passed COLI legislation which provides for a three year phase out of the interest deduction on loans taken against COLI policies. It is anticipated that the President will sign this bill. Although there were no new deposits of leveraged COLI in the first half of 1996, new products, including variable COLI and other non-qualified deferred compensation vehicles, are being developed.


                                 INTERNATIONAL

OPERATING SUMMARY                                                              SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
TOTAL REVENUES                                                                  $399          $385           $789          $730
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
NET INCOME                                                                      $ 31          $ 21           $ 61          $ 37
Less:  Net realized capital gains, after-tax                                      14             6             26             7
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS                                                                   $ 17          $ 15           $ 35          $ 30
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS PER SHARE                                                        $0.15         $0.13           $0.30       $0.26
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

International segment revenues for the second quarter and six months ended
June 30, 1996 increased $14 or 4%, and $59 or 8%, respectively, over the comparable periods in 1995. The increase in the second quarter was due primarily to improved investment performance. Also, for the first six months of 1996, net written premiums at Zwolsche Algemeene of $204 increased $22 or 12% over the same period in 1995, reflecting increased sales of health, motor and life insurance. The transition from a national health system to private insurance partly contributed to the growth in health premiums. Motor growth increased due to both pricing and production, while the growth in the life business was due to higher unit-linked (main class and mortgage) sales. Additionally, with the acquisition of ITT Ercos in May 1995, revenues for the second quarter and six months of 1996 included $20 and $39, respectively, related to this new subsidiary.

Core earnings in the International segment increased $2 or 13% for the second quarter and $5 or 17% for the six months ended June 30, 1996 over the same periods in 1995. An increase in core earnings at ITT London & Edinburgh of $1 or 11% for the second quarter and $4 or 24% for the six months of 1996 over the prior year periods was due primarily to improved investment income.

                                     RUNOFF

OPERATING SUMMARY                                                              SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
TOTAL REVENUES                                                                  $ 86          $134           $180          $264
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
NET LOSS                                                                        $(14)         $(11)          $(28)         $(22)
Less:  Net realized capital loss, after-tax                                       --            (1)            --            (1)
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------
CORE EARNINGS                                                                   $(14)         $(10)          $(28)         $(21)
- --------------------------------------------------------------------------- ------------- ------------- ------------- -------------

Runoff segment revenues for the second quarter and six months ended June 30,
1996 decreased $48 or 36%, and $84 or 32%, over the comparable 1995 periods.
This decrease was due primarily to the closed book of guaranteed rate contract business ("Closed Book GRC"). Closed Book GRC includes Life products with fixed or indexed rates that are guaranteed for a specific period. Revenues for Closed Book GRC decreased $37 or 40% for the second quarter and $76 or 39% for the first six months of 1996 over the comparable prior year periods, the result of lower investment earnings on mortgage-backed securities reflecting prepayments experienced in excess of assumed levels. This book of business has also been affected by the interest rate rise in 1994 when the duration of assets lengthened relative to that of the liabilities. The Company is considering portfolio management strategies which may accelerate the recognition of the
Closed Book GRC loss. This loss was disclosed in the Company's 1995 Form 10-K Annual Report.
- --------------------------------------------------------------------------------

Runoff segment core earnings decreased $4 or 40% for the second quarter and $7 or 33% for the six months of 1996 over the comparable prior year periods. These results reflect the net losses of Closed Book GRC of $(15) and $(13) for the second quarters and $(30) and $(26) for the six months ended June 30, 1996 and 1995, respectively, which were driven by the same factors affecting revenues.

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

Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. These developments may occur such that the need for additional reserves may arise, adversely affecting future operating results. Due to the uncertainties described above, we have been unable to meaningfully quantify a range of such reserve increases.

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

In light of the extensive claim settlement process with environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, ITT Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims.

Reserve activity for both reported and unreported pollution and asbestos claims, including reserves for legal defense costs, were as follows:

                          POLLUTION AND ASBESTOS CLAIMS
                        LOSS AND LOSS ADJUSTMENT EXPENSES

                                      JUNE 30,    DEC. 31,
                                         1996        1995
                                      ----------- -----------
                                     (Unaudited)
Beginning liability                      $1,336     $ 1,334
Loss and loss expenses incurred             105         163
Loss and loss expenses paid                 (83)       (161)
- ------------------------------------- ----------- -----------
Ending liability [1]                     $1,358     $ 1,336
- ------------------------------------- ----------- -----------

 [1] The June 30, 1996 and December 31, 1995 ending reserves include $927 and $926 for pollution, respectively, and $431 and $410, respectively, for asbestos. Gross of reinsurance, the ending June 30, 1996 and December 31, 1995 reserves for pollution and asbestos were $1,721 and $1,619 and $1,707 and $1,568, respectively.

- --------------------------------------------------------------------------------
                                  INVESTMENTS
- --------------------------------------------------------------------------------

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

NORTH AMERICAN PROPERTY & CASUALTY

Invested assets were $11.8 billion at June 30, 1996, and were comprised of fixed maturities of $10.5 billion and other investments of $1.3 billion, primarily equity securities. The table below summarizes fixed maturity holdings by type.

                 FIXED MATURITIES BY TYPE
- ---------------------------------------------------------
(Unaudited)          JUNE 30,           DECEMBER 31,
                       1996                 1995
- -------------- --------------------- --------------------
TYPE           FAIR VALUE  PERCENT  FAIR VALUE   PERCENT
- -------------- ----------- -------- ------------ --------

Corporate          $1,815    17.2%       $2,427    22.8%
CMO                   806     7.7%        1,462    13.7%
Municipals-
  tax exempt        6,543    62.2%        5,171    48.5%
Gov't/Gov't
  agencies-US          65     0.6%          249     2.3%
ABS                   121     1.2%          239     2.2%
Gov't/Gov't
                      220     2.1%          255     2.4%
agencies-For.
MBS - Agency          218     2.1%          244     2.3%
Commercial
  MBS                  24     0.2%           14     0.1%
Municipals-
  taxable              69     0.6%           75     0.7%
Redeemable
  Pref'd               29     0.3%           --       --
stock
Short-terms           607     5.8%          531     5.0%
- -------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES       $10,517   100.0%      $10,667   100.0%
- -------------- ----------- -------- ------------ --------

This segment maintains a high quality fixed maturity portfolio. At June 30, 1996, less than 5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

                FIXED MATURITIES BY CREDIT QUALITY
     ---------------------------------------------------------
 (Unaudited)        JUNE 30,           DECEMBER 31,
                      1996                 1995
- ------------- --------------------- --------------------
   CREDIT     FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
  QUALITY
- ------------- ----------- --------- ----------- --------

AAA               $4,558     43.2%      $4,570    42.8%
AA                 2,356     22.4%       2,137    20.0%
A                  1,607     15.3%       1,862    17.5%
BBB                  536      5.1%         649     6.1%
Gov't                220      2.1%         252     2.4%
BB & below           469      4.5%         459     4.3%
Not rated            164      1.6%         207     1.9%
Short-term           607      5.8%         531     5.0%
- ------------- ----------- --------- ----------- --------
TOTAL FIXED
  MATURITIES     $10,517    100.0%     $10,667   100.0%
- ------------- ----------- --------- ----------- --------


The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments and, as of June 30, 1996, had no open derivatives positions. As of December 31, 1995, this segment had open derivatives with a notional amount of $14.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                               SECOND        SIX MONTHS
                           QUARTER ENDED       ENDED
                              JUNE 30,        JUNE 30,
- -------------------------- --------------- ---------------
(Unaudited)                 1996    1995    1996    1995
- -------------------------- ------- ------- ------- -------

Net Investment Income        $166    $155   $327    $313
Yield on Average
Invested                     5.7%    5.6%    5.6%    5.7%
    Assets Before-tax (1)
Yield on Average
Invested                     4.6%    4.1%    4.5%    4.2%
    Assets After-tax (2)
Net Realized Capital          $4     $17      $4     $33
Gains
- ----------------------------------------------------------
(1)   Represents   annualized   net   investment   income
(excluding   net  realized   capital  gains)  divided  by
average  invested  assets at cost  (fixed  maturities  at
amortized cost).
(2) Due to the significant holdings in tax-exempt investments an after-tax yield is also included.
- ----------------------------------------------------------

For the second quarter ended June 30, 1996, net investment income was $166 compared to $155 in 1995, an increase of 7%. For the six months ended June 30, 1996, net investment income was $327 compared to $313 in 1995, an increase of 4%. For the six months ended June 30, 1996, before-tax yields on average invested assets decreased to 5.6% from 5.7% in 1995, while the after-tax yields increased to 4.5%. The increases in net investment income and after-tax yields were primarily due to the transition from lower yielding real estate and corporate bonds to tax-exempt municipal bonds.

NET REALIZED CAPITAL GAINS

There were net realized capital gains of $4 for the second quarter ended June 30, 1996 down from $17 in 1995; and, for the six months ended June 30, 1996, there were net realized capital gains of $4 down from $33 in 1995. The reduction was primarily the result of the sale of lower yielding taxable bonds at realized losses, of which the proceeds were allocated to the higher yielding after-tax municipal market. Net realized capital gains, generated in the equity portfolios, were used to help offset the losses incurred.

LIFE

Invested assets, excluding separate accounts, totaled $15.4 billion at June 30, 1996 and were comprised of $11.4 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $238. The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE
     ---------------------------------------------------------
                   JUNE 30,           DECEMBER 31,
(Unaudited)          1996                 1995
- ------------ --------------------- --------------------
TYPE         FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
- ------------ ------------ -------- ----------- --------

Corporate         $5,627    49.4%      $5,146    45.0%
CMO                1,748    15.4%       2,071    18.1%
Gov't/Gov't
                     160     1.4%         260     2.3%
agencies-US
ABS                1,840    16.2%       1,782    15.6%
Gov't/Gov't
                     262     2.3%         223     1.9%
agencies-For.
MBS       -          749     6.6%         673     5.9%
Agency
Commercial
  MBS                622     5.5%         348     3.0%
Municipals-
  taxable            123     1.1%         130     1.1%
Short-terms          242     2.1%         817     7.1%
- ------------ ------------ -------- ----------- --------
TOTAL
 FIXED           $11,373   100.0%     $11,450   100.0%
 MATURITIES
- ------------ ------------ -------- ----------- --------

The Life segment continued to maintain a high quality fixed maturity portfolio. As of June 30, 1996, less than .5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

          FIXED MATURITIES BY CREDIT QUALITY
- --------------------------------------------------------
- ------------- -------------------- ---------------------
(Unaudited)        JUNE 30,            DECEMBER 31,
                     1996                  1995
- ------------- -------------------- ---------------------
  CREDIT     FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
  QUALITY
- ------------ ----------- --------- ----------- --------

AAA              $2,978     26.2%      $3,688    32.2%
AA                1,650     14.5%       1,502    13.1%
A                 3,987     35.0%       3,651    31.9%
BBB               1,716     15.1%       1,276    11.1%
Gov't               452      4.0%         523     4.6%
BB & below           21      0.2%          29     0.3%
Not rated            --        --          54     0.5%
Short-term          569      5.0%         727     6.3%
- ------------ ----------- --------- ----------- --------
TOTAL
 FIXED          $11,373    100.0%     $11,450   100.0%

 MATURITIES
- ------------ ----------- --------- ----------- --------

The average duration of the June 30, 1996 fixed maturity portfolio was 4.1 years. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                           SECOND        SIX MONTHS
                       QUARTER ENDED       ENDED
                          JUNE 30,        JUNE 30,
- ---------------------- --------------- ---------------
(Unaudited)             1996    1995    1996    1995
- ---------------------- ------- ------- ------- -------

Net Investment Income  $300    $292    $601    $527
Yield on Average
Invested                 7.6%    8.2%    7.9%    7.9%
    Assets
Before-tax (1)
Net Realized Capital
    Gains(Losses)       $(1)     $1     $(1)     $4
- ------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding   net  realized   capital   gains(losses))
divided by  average  invested  assets at cost  (fixed
maturities at amortized cost).
- ------------------------------------------------------


For the second quarter ended June 30, 1996, net investment income totaled $300 compared to $292 in 1995, an increase of 3%. For the six months ended June 30, 1996, net investment income was $601 compared to $527 in 1995, an increase of 14%. The increase in net investment income was primarily due to an increase in policy loans, new business cash flow invested in fixed maturities and asset mix.

NET REALIZED CAPITAL GAINS/LOSSES

Net realized capital losses were $(1) for the second quarter ended June 30, 1996 down from net realized capital gains of $1 in 1995.

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

The Life segment's asset/liability policy is to maintain individual portfolios of assets with durations that fall within target ranges of specific liabilities. To complement invested assets, derivatives are used, those traded both over-the-counter and on national exchanges, to hedge interest rate, price and foreign exchange rate risk; to manage liquidity risk; and to control transaction costs. Derivative instruments include interest rate swaps, foreign currency and coupon swaps, futures contracts and options, including caps and floors. Derivatives are used for non-speculative purposes and are related to, and correlated with, specific instruments. Life management endorses the use of derivatives and recognizes their contribution to improving the segment's interest rate risk management, product development, portfolio management and liability management efforts. Derivatives transactions are quantified based on notional amounts. Notional amounts are not reflective of credit risk, but establish the basis upon which to calculate amounts to be paid or received. As of June 30, 1996 and December 31, 1995, the Life segment had derivatives with an aggregate notional amount of $4 billion for asset/liability management purposes.

INTERNATIONAL

Invested assets, excluding separate accounts, were $2.9 billion at June 30, 1996 and were comprised of fixed maturities of $2.4 billion and other investments of $478. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk. The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE
     ---------------------------------------------------------
 (Unaudited)         JUNE 30,           DECEMBER 31,
                       1996                 1995
- -------------- ----------- --------- ----------- --------
TYPE           FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
- -------------- ----------- --------- ----------- --------

Corporate            $347     14.3%        $261    10.8%
Gov't/Gov't
  agencies-US         104      4.3%          57     2.4%
Gov't/Gov't
                    1,363     56.1%       1,203    49.8%
agencies-For.
Short-terms           613     25.3%         893    37.0%
- -------------- ----------- --------- ----------- --------
TOTAL FIXED
 MATURITIES        $2,427    100.0%      $2,414   100.0%
- -------------- ----------- --------- ----------- --------

As of June 30, 1996, the fixed maturity portfolio consisted of 100% investment grade securities with no security rated lower than A. The table below summarizes fixed maturity holdings by credit quality.

           FIXED MATURITIES BY CREDIT QUALITY
- ---------------------------------------------------------
(Unaudited)         JUNE 30,            DECEMBER 31,
                      1996                  1995
- ------------- ------------ -------- ----------- --------
   CREDIT     FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
  QUALITY
- ------------- ------------ -------- ----------- --------

AAA              $1,693      69.7%     $1,428      59.2%
AA                  117       4.8%         89       3.8%
A                     4       0.2%          4        --
Short-dated         613      25.3%        893      37.0%
- ------------- ------------ -------- ----------- --------
TOTAL FIXED
 MATURITIES      $2,427     100.0%     $2,414     100.0%
- ------------- ------------ -------- ----------- --------

INVESTMENT RESULTS

The table below summarizes the International segment's results.
                           SECOND        SIX MONTHS
                       QUARTER ENDED        ENDED
                          JUNE 30,        JUNE 30,
- ---------------------- --------------- ---------------
(Unaudited)             1996    1995    1996    1995
- ---------------------- ------- ------- ------- -------

Net Investment Income   $49     $43     $97     $81
Yield on Average
Invested                7.0%    6.6%    7.0%    6.4%
    Assets
Before-tax (1)
Net Realized Capital    $20      $9     $39     $11
Gains
- ------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding  net realized  capital  gains)  divided by
average invested assets at cost (fixed  maturities at
amortized cost).
- ------------------------------------------------------

For the second quarter ended June 30, 1996, net investment income totaled $49 compared to $43 in 1995, an increase of 14%. For the six months ended June 30, 1996, net investment income totaled $97 compared to $81 in 1995, an increase of 20% while yields on average invested assets increased to 7.0% from 6.4%. The increase in net investment income was primarily due to increased operating cash flow which was invested in international bonds, a shift in asset allocation to long-term bonds from short-term bonds, and the acquisition of ITT Ercos.

NET REALIZED CAPITAL GAINS

For the second quarter ended June 30, 1996, net realized capital gains increased to $20 from $9 in 1995 and for the six months ended June 30, 1996, to $39 from $11 in 1995, primarily the result of an increase in both fixed maturity and equity gains.


RUNOFF

Invested assets were $6.1 billion at June 30, 1996, and were comprised of fixed maturities of $6.0 billion and other investments of $81. The runoff segment uses derivatives related to the Closed Book GRC. As of June 30, 1996 and December 31, 1995, Runoff had derivatives with an aggregate notional amount of $5.3 billion and $5.6 billion, respectively, for asset/liability management purposes. (For additional information, see "Asset and Liability Management Strategies" under the Life section of Investments.) The table below summarizes fixed maturity holdings by type.

                     FIXED MATURITIES BY TYPE
     ---------------------------------------------------------
 (Unaudited)        JUNE 30,            DECEMBER 31,
                      1996                  1995
- -------------- ----------- -------- ------------ --------
TYPE           FAIR VALUE  PERCENT  FAIR VALUE   PERCENT
- -------------- ----------- -------- ------------ --------

Corporate          $2,600    43.4%       $2,587    39.0%
CMO                 1,504    25.1%        1,691    25.5%
Gov't/Gov't
  agencies-US         316     5.3%          362     5.4%
ABS                   578     9.7%          649     9.8%
Gov't/Gov't
                      151     2.5%          145     2.2%
agencies-For.
MBS - Agency          169     2.8%          218     3.3%
Commercial
  MBS                  64     1.1%           77     1.1%
Municipals-
  taxable              81     1.4%           87     1.3%
Short-terms           522     8.7%          821    12.4%
- -------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES        $5,985   100.0%       $6,637   100.0%
- -------------- ----------- -------- ------------ --------

The Runoff segment maintains a greater than 99% investment grade fixed maturity portfolio. The table below summarizes fixed maturity holdings by credit quality.

            FIXED MATURITIES BY CREDIT QUALITY
- ---------------------------------------------------------
(Unaudited)         JUNE 30,            DECEMBER 31,
                      1996                  1995
- ------------- ------------ -------- ----------- --------
CREDIT        FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
QUALITY
- ------------- ------------ -------- ----------- --------

AAA               $3,076    51.4%       $2,804    42.2%
AA                   580     9.7%          691    10.4%
A                  1,537    25.7%        1,525    23.0%
BBB                  242     4.0%          357     5.4%
Gov't                266     4.4%          272     4.1%
BB & below            12     0.2%           12     0.2%
Not rated             59     1.0%           65     1.0%
Short-term           213     3.6%          911    13.7%
- ------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES       $5,985   100.0%       $6,637   100.0%
- ------------- ----------- -------- ------------ --------

INVESTMENT RESULTS

The table below summarizes the Runoff segment's results.

                           SECOND        SIX MONTHS
                       QUARTER ENDED       ENDED
                          JUNE 30,        JUNE 30,
- ---------------------- --------------- ---------------
(Unaudited)             1996    1995    1996    1995
- ---------------------- ------- ------- ------- -------

Net Investment Income   $86    $132    $179    $262
Yield on Average
Invested                4.3%     6.1%    4.8%    6.0%
    Assets
Before-tax (1)
Net Realized Capital
    Gains (Losses)      $(1)     $1     $(1)     --
- ------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding  net  realized   capital  gains  (losses))
divided by  average  invested  assets at cost  (fixed
maturities at amortized cost).
- ------------------------------------------------------

For the second quarter ended June 30, 1996, net investment income totaled $86 compared to $132 in 1995, a decrease of 35%. For the six months ended June 30, 1996, net investment income totaled $179 compared to $262 in 1995, a decrease of 32% while yields on average invested assets decreased to 4.8% from 6.0%. Net investment income decreased primarily due to asset runoff in the Closed Book GRC. The decrease in yield was primarily the result of sales and maturities of higher yielding securities in Closed Book GRC. (For additional information, see "Asset Management Services" in the Life section of the MD&A in the 1995 Form 10-K Annual Report.)

NET REALIZED CAPITAL GAINS/LOSSES

Net realized capital gains/losses for the six months ended June 30, 1996 were $(1) from no gain/loss in 1995, primarily due to losses taken in First State.

                        CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of ITT Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of ITT Hartford consists of debt and equity, summarized as follows:

                                                                                                      JUNE 30,        DECEMBER 31,
                                                                                                        1996              1995
                                                                                               ----------------- -----------------
                                                                                                    (Unaudited)
Short-term debt                                                                                      $  500           $   886
Long-term debt                                                                                        1,021             1,022
- --------------------------------------------------------------------------------------------- ----------------- -----------------
   SUB-TOTAL                                                                                          1,521             1,908
Cumulative quarterly income preferred securities  [1]                                                   485                --
- --------------------------------------------------------------------------------------------- ----------------- -----------------
   TOTAL DEBT  [2]                                                                                   $2,006            $1,908
- ------------------------------------------------------------------------------------------ ----------------- -----------------
Equity excluding unrealized gain (loss), net of tax                                                  $4,575            $4,457
Unrealized gain (loss), net of tax                                                                     (189)              245
- --------------------------------------------------------------------------------------------- ----------------- -----------------
   TOTAL STOCKHOLDERS' EQUITY                                                                        $4,386            $4,702
   ------------------------------------------------------------------------------------------ ----------------- -----------------
   TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN (LOSS), NET OF TAX                                 $6,581            $6,365
   ------------------------------------------------------------------------------------------ ----------------- -----------------
Debt to equity excluding unrealized gain (loss), net of tax  [2]                                       43.8%             42.8%
Debt to capitalization excluding unrealized gain (loss), net of tax  [2]                               30.5%             30.0%
- --------------------------------------------------------------------------------------------- ----------------- -----------------

[1] Represents  Company  Obligated  Mandatorily  Redeemable  Preferred  Securities of Subsidiary Trust Holding Solely Parent Junior
     Subordinated Debentures.
[2] Debt at June 30, 1996 includes cumulative quarterly income preferred securities.

CAPITALIZATION


ITT Hartford's total capitalization, excluding unrealized gain (loss), net of tax, increased by $216 as of June 30, 1996 over December 31, 1995. This change primarily was the result of earnings of $239 and additional net borrowings totaling $96, partially offset by dividends declared of $94 on ITT Hartford common stock.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On February 28, 1996, Hartford Capital I, a trust formed by ITT Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from ITT Hartford. ITT Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

DIVIDENDS

On May 16, 1996, ITT Hartford declared a dividend on its common stock of $.40 per share payable on July 1, 1996 to all shareholders of record as of May 31, 1996. Also, on July 18, 1996 a dividend was declared on ITT Hartford common stock of $0.40 per share payable on October 1, 1996 to all shareholders of record on August 30, 1996.

CASH FLOW

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                             1996        1995
                                          ------------------------
                                                (Unaudited)
Cash provided by operating activities        $  355   $     393
Cash used for investing activities           $ (224)   $ (1,453)
Cash provided by (used for)  financing
    activities                              $   (72)  $   1,127
Cash -- end of period                        $  156   $      112
- ------------------------------------------------------------------

The changes in cash from both investing and financing activities between years were due to investment-type contracts written in the Life segment offset by increases in investment-type contract maturities resulting in $(128) for the six months ended June 30, 1996 compared with $971 in the prior year's six months. These funds, along with cash reserves, were invested in securities held by ITT Hartford. Operating cash flows have been more than adequate to meet the liquidity requirements of ITT Hartford.

- --------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

ITT Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, final outcome of these matters will not materially affect the consolidated financial position of ITT Hartford.

ITT Hartford is involved in claim litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed in the MD&A under the Environmental and Asbestos Claims section, ITT Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, ITT Hartford continually reviews its overall reserve levels, reserving methodologies and reinsurance coverages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 1996, ITT Hartford held its annual meeting of shareholders. The only matters considered and voted upon were the election of directors for a one year term and the ratification of Arthur Andersen LLP as independent auditors of ITT Hartford for the fiscal year ending December 31, 1996 Each of the nominees for the election as a director was elected to the Board of Directors. The following is the vote tabulation for each nominee:


Name of Director Nominee                  Shares Voted For                  Shares Withheld*
- ----------------------------------- ------------------------------ -----------------------------------
Bette B. Anderson                            101,807,037                         470,461
Rand V. Araskog                              101,710,236                         567,262
Ramani Ayer                                  101,896,729                         380,769
Robert A. Burnett                            101,799,449                         478,049
Donald R. Frahm                              101,751,540                         525,958
Arthur A. Hartman                            101,722,096                         555,402
Paul G. Kirk, Jr.                            100,930,583                       1,346,915
Lon A. Smith                                 101,905,553                         371,945
H. Patrick Swygert                           100,765,933                       1,511,565
DeRoy C. Thomas                              101,830,251                         447,247
Gordon I. Ulmer                              101,800,017                         477,481
- ----------------------------------- ------------------------------ -----------------------------------

* Shares withheld include broker non-votes and abstentions.

In addition, the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1996 was ratified by 101,339,146 shares of Common Stock voting for the proposal, 551,429 voting against, and 386,923 shares abstaining.
There were 117,182,164 shares issued and outstanding and entitled to vote at the annual meeting as of the record date for the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - See Exhibits Index.

(b)       Reports on Form 8-K - None.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ITT Hartford Group, Inc.
                                    (Registrant)


                                     /s/ James J. Westervelt
                                     ------------------------------------------
                                     James J. Westervelt
                                     Senior Vice President and Group Controller
                                     (Chief Accounting Officer)





AUGUST 13, 1996

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

     27              Financial Data Schedule is filed herewith.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)

                                                                   Second Quarter Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                    1996          1995          1996          1995
- --------------------------------------------------------------- ------------- ------------- ------------- -------------
                                                                       (Unaudited)                 (Unaudited)

Net income                                                             $143          $105          $239          $245

Weighted average common shares outstanding  (1)                       117.2         117.1         117.2         117.1

Earnings Per Share                                                    $1.22         $0.90         $2.04         $2.09
- --------------------------------------------------------------- ------------- ------------- ------------- -------------

(1)   June 30, 1995 average common shares outstanding of 117.1 reflects a retroactive  presentation of the actual number of shares outstanding at December 31, 1995.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
         COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND
        EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


        ($ in millions)                                                               Six Months Ended
                                                                                          June 30,
                                                                                    1996             1995
        ---------------------------------------------------------------------- ---------------- ---------------
                                                                                         (Unaudited)

        EARNINGS
            OPERATING INCOME                                                            $293             $323
          ADD:
          FIXED CHARGES
            Interest expense                                                              71               47
            Interest factor attributable to rentals  (1)                                  18               23
        ---------------------------------------------------------------------- ---------------- ---------------
             TOTAL FIXED CHARGES                                                          89               70
             ----------------------------------------------------------------- ---------------- ---------------
        EARNINGS, AS DEFINED                                                            $382             $393
        ---------------------------------------------------------------------- ---------------- ---------------
        FIXED CHARGES
            Fixed charges above                                                          $89              $70
            Dividends on subsidiary preferred stock                                       --                3
        ---------------------------------------------------------------------- ---------------- ---------------
        TOTAL FIXED CHARGES AND PREFERRED DIVIDEND REQUIREMENTS                          $89              $73
        ---------------------------------------------------------------------- ---------------- ---------------
          RATIOS
            Earnings, as defined, to combined fixed charges                              4.3              5.6
        ---------------------------------------------------------------------- ---------------- ---------------
            Earnings, as defined, to combined fixed charges and preferred
             stock dividend requirements                                                 4.3              5.3
        ---------------------------------------------------------------------- ---------------- ---------------

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