Form 10-Q
period 1996-09-30
ITT HARTFORD GROUP INC /DE
filed 1996-11-07
CIK 874766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended September 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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


    As of October 31, 1996, there were outstanding 117,451,287 shares of Common Stock, $.01 par value per share, of the registrant.

                                      INDEX
    PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS                                           PAGE
    Consolidated Statements of Income - Third Quarter and
    Nine Months Ended September 30, 1996 and 1995                             3

    Consolidated Balance Sheets - September 30, 1996 and
    December 31, 1995                                                         4

    Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 1996 and 1995                                         5

    Notes to Consolidated Financial Statements                                6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                                       8


    PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                               19

    Item 6.  Exhibits and Reports on Form 8-K                                19

    Signature                                                                20

                          PART I. FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                     Third Quarter Ended          Nine Months Ended
                                                                        September 30,               September 30,
(In millions, except for per share data)                              1996          1995         1996          1995
----------------------------------------------------------------- ------------- ------------- ------------ -------------
                                                                         (Unaudited)                 (Unaudited)
REVENUES
  Earned premiums                                                    $2,388         $2,402       $7,447        $7,090
  Net investment income                                                 631            648        1,835         1,831
  Net realized capital gains (losses)                                  (183)             8         (142)           56
----------------------------------------------------------------- ------------- ------------- ------------ -------------

     TOTAL REVENUES                                                   2,836          3,058        9,140         8,977
     ============================================================ ============= ============= ============ =============

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                      2,878          1,908        6,961         5,758
  Amortization of deferred policy acquisition costs                     406            504        1,267         1,317
  Other expenses                                                        417            423        1,484         1,356
----------------------------------------------------------------- ------------- ------------- ------------ -------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                              3,701          2,835        9,712         8,431
     ============================================================ ============= ============= ============ =============
     OPERATING INCOME (LOSS)                                           (865)           223         (572)          546
  Income tax expense (benefit)                                         (322)            50         (268)          126
  Dividends on subsidiary preferred stock                                --             --           --            (2)
----------------------------------------------------------------- ------------- ------------- ------------ -------------
     NET INCOME (LOSS)                                               $ (543)         $ 173       $ (304)        $ 418
     ============================================================ ============= ============= ============ =============

EARNINGS (LOSS) PER SHARE                                            $(4.63)         $1.48       $(2.59)        $3.57
CASH DIVIDENDS DECLARED PER SHARE                                    $ 0.40             --       $ 1.20            --
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)                        117.2          117.1        117.2         117.1
================================================================= ============= ============= ============ =============

     (1)  1995 average  common  shares  outstanding  of 117.1  reflects a retroactive  presentation  of the actual number of shares outstanding at December 31, 1995.

    THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,     December 31,
(In millions, except for shares data)                                                           1996              1995
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                             (Unaudited)
                                     ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of
  $30,271 and $30,892)                                                                           $30,179          $31,168
Equity securities, at fair value (cost of $1,503 and $1,192)                                       1,719            1,342
Policy loans, at cost                                                                              3,898            3,380
Other investments, at cost                                                                           510              785
------------------------------------------------------------------------------------------ ---------------- -----------------
      Total investments                                                                           36,306           36,675
Cash                                                                                                 160               95
Premiums receivable and agents' balances                                                           1,935            1,890
Reinsurance recoverables                                                                          11,665           11,801
Deferred policy acquisition costs                                                                  3,370            2,945
Deferred income tax                                                                                1,674            1,150
Other assets                                                                                       2,678            2,451
Separate account assets                                                                           46,233           36,848
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL ASSETS                                                                              $104,021          $93,855
      ==================================================================================== ================ =================

                                   LIABILITIES
Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                      $18,491          $17,536
      Life                                                                                         4,123            3,894
Other policy claims and benefits payable                                                          22,513           22,770
Unearned premiums                                                                                  2,857            2,766
Short-term debt                                                                                      500              886
Long-term debt                                                                                     1,023            1,022
Company obligated manditorily redeemable preferred securities of subsidiary trust
  holding solely parent junior subordinated debentures                                               485               --
Other liabilities                                                                                  3,728            3,431
Separate account liabilities                                                                      46,233           36,848
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL LIABILITIES                                                                           99,953           89,153
      ==================================================================================== ================ =================

                              STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000, issued 118,955,434 and 118,762,331,  outstanding
  117,317,434 and 117,124,331 shares, par value $0.01                                                  1                1
Common stock of parent company held by a subsidiary - 1,408,170 shares                               (30)             (30)
Treasury stock - 229,830 shares                                                                       --               --
Capital surplus                                                                                    1,642            1,636
Cumulative translation adjustments                                                                    19               48
Unrealized gain on securities, net of tax                                                             80              245
Retained earnings                                                                                  2,356            2,802
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   4,068            4,702
      ==================================================================================== ================ =================
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $104,021          $93,855
            ============================================================================== ================ =================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.



                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                     September 30,
(In millions)                                                                                   1996              1995
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                                               $(304)            $418
  ADJUSTMENTS TO NET INCOME
    Depreciation and amortization                                                                    48               65
    Gains (losses) on sale of securities                                                            142              (56)
    Change in receivables, payables and accruals                                                   (196)            (208)
    Accrued and deferred taxes                                                                     (502)             (48)
    Increase in liabilities for future policy benefits, unpaid claims and claim
      adjustment expenses and unearned premiums                                                   1,135              474
    Increase in deferred policy acquisition costs                                                  (432)            (290)
    Decrease in reinsurance recoverables and other related assets                                   280              331
    Other, net                                                                                      379               57
----------------------------------------------------------------------------------------- ---------------- -----------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                         550              743
      ==================================================================================== ================ =================
INVESTING ACTIVITIES
  Purchase of investments                                                                       (12,795)         (11,201)
  Sale and maturity of investments                                                               12,571            8,869
  Additions to plant, property and equipment                                                        (39)             (57)
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH USED FOR INVESTING ACTIVITIES                                                           (263)          (2,389)
      ==================================================================================== ================ =================
FINANCING ACTIVITIES
  Short-term debt, net                                                                             (386)             (15)
  Long-term debt, net                                                                                --               27
  Net proceeds from issuance of company obligated manditorily redeemable preferred securities of subsidiary trust holding solely parent junior
     subordinated debentures                                                                        485               --
  Dividends paid                                                                                    (94)              --
  Investments and advances from affiliated parties                                                   --               74
  Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                              (235)           1,586
  Other, net                                                                                          5               --
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                             (225)           1,672
========================================================================================== ================ =================
  Exchange rate effect on cash                                                                        3                1
------------------------------------------------------------------------------------------ ---------------- -----------------
  Increase in cash                                                                                   65               27
  Cash - beginning of period                                                                         95               55
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH - END OF PERIOD                                                                         $160              $82
      ==================================================================================== ================ =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                       $190             $184
  Interest                                                                                         $107              $72

NONCASH FINANCING ACTIVITIES:
Capital contribution                                                                                 --             $180

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of ITT Hartford Group, Inc. ("ITT Hartford" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 1995 included in ITT Hartford's 1995 Form 10-K Annual Report.

(B)  PROPERTY AND CASUALTY INSURANCE OPERATIONS
Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including net investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to result in a net loss. No revenue deficiencies have been determined in the periods presented.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses and a table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows:



                                       Sep. 30, 1996 Dec. 31, 1995
                                       ----------------------------
                                        (Unaudited)
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT              $17,536        $17,435
  EXPENSES-GROSS
Reinsurance recoverables                     4,939          5,317
-------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT               12,597         12,118
  EXPENSES-NET
ADD PROVISION FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES
     Current year                            3,924          5,041
     Prior years     (1), (2)                  925            254
-------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES                  4,849          5,295
-------------------------------------------------------------------
LESS PAYMENTS
     Current year                            1,719          1,905
     Prior years                             1,894          3,032
-------------------------------------------------------------------
TOTAL PAYMENTS                               3,613          4,937
-------------------------------------------------------------------
Foreign currency translation                    (4)             6
ITT Ercos   (3)                                 --             34
Other reclassifications                         --             81
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET         13,829         12,597
Reinsurance recoverables                     4,662          4,939
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS      $18,491        $17,536
-------------------------------------------------------------------
(1)   See Note 4(b) Environmental and Asbestos Claims.
(2)   Excludes the effects of foreign exchange adjustments.
(3) Represents beginning balances for liabilities for unpaid claims and claim adjustment expenses of ITT Ercos, a subsidiary acquired during 1995

(C)   EMPLOYEE BENEFIT PLANS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996 for calendar year end companies. As permitted by SFAS No. 123, ITT Hartford continues to measure compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and plans to disclose in the 1996 Form 10-K Annual Report pro forma disclosures of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied.

NOTE 2.  DEBT

On September 25, 1996, ITT Hartford filed a shelf registration statement for the offering and sale of Preferred Securities of Hartford Capital II, III and IV, special purpose Delaware trusts formed by ITT Hartford, and the potential offering of debt securities, preferred stock, common stock and depositary shares of ITT Hartford, warrants to purchase securities of ITT Hartford, and stock purchase contracts and stock purchase units of ITT Hartford. The aggregate amount of all securities that can be offered under the registration statement will not exceed $1,750.

On October 30, 1996, Hartford Capital II issued 20,000,000 Series B, 8.35% Cumulative Quarterly Income Preferred Securities ("Series B Preferred Securities"). The material terms of the Series B Preferred Securities are substantially the same as the Series A Preferred Securities described in Note 3 below, except for the rate and maturity date. The proceeds from the sale of the Series B Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series B ("Junior Subordinated Debentures"), issued by ITT Hartford.

ITT Hartford expects to undertake capital-raising transactions during the remainder of 1996 and 1997. There can be no assurance, however, as to the timing of or amount of capital raised by such transactions, which will depend on many factors, including market conditions and ITT Hartford's need for and intended use of proceeds from any such transaction. Any such transaction that is a public offering of securities registered under the Securities Act of 1933 will be made only by means of a prospectus.

NOTE 3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

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

NOTE 4. CONTINGENCIES

(A)   LITIGATION
ITT Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial position, results of operations or cash flow of ITT Hartford.

(B)  ENVIRONMENTAL AND ASBESTOS CLAIMS
Historically, ITT Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated in April 1996. The study included a review of identified environmental and asbestos exposures of the North American Property & Casualty segment, U.S. exposures of ITT Hartford's International segment and exposures of the Runoff segment, and covered the Company's Personal, Commercial, Reinsurance, and Specialty & Other lines of business. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of ITT Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims. In addition to estimating liabilities on reported environmental and asbestos claims, ITT Hartford estimated reserves for claims incurred but not reported (IBNR). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs, and closed claims. Also included in ITT Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

Upon completion of the study and assessment of the results in October 1996, the Company determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively, as of September 30, 1996.

ITT Hartford believes that the environmental and asbestos reserves reported at September 30, 1996, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and ITT Hartford's methodologies. Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. ITT Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting ITT Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, ITT Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of ITT Hartford as of September 30, 1996, compared with December 31, 1995, and its results of operations for the third quarter and nine months ended September 30, 1996 compared with the equivalent 1995 periods. This discussion should be read in conjunction with the MD&A included in ITT Hartford's 1995 Form 10-K Annual Report and in ITT Hartford's reports on Form 10-Q for the first and second quarters of 1996.

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon ITT Hartford. There can be no assurance that future developments will be in accordance with management's expectation or that the effect of future developments on ITT Hartford will be those anticipated by management. Actual results could differ materially from those expected by ITT Hartford, depending on the outcome of certain factors, including those described with the forward-looking statements.

During December 1995, ITT Corporation ("ITT"), after transferring ownership of First State Insurance Company ("First State") and Fencourt Reinsurance Company ("Fencourt") to ITT Hartford, distributed the outstanding shares of ITT Hartford common stock to the shareholders of ITT in what is described herein as the "Distribution". The third quarter and nine months ended September 30, 1995 financial information included herein reflects the results of ITT Hartford on a post-Distribution basis, including the operating results of Fencourt and First State. (For additional information, see "Distribution" under MD&A in the 1995 Form 10-K Annual Report.)


================================================================================
                                     INDEX
================================================================================

Consolidated Results of Operations:  Operating Summary                  8
North American Property & Casualty                                      9
Life                                                                   10
International                                                          11
Runoff                                                                 11
Environmental and Asbestos Claims                                      12
Investments                                                            14
Capital Resources and Liquidity                                        17


================================================================================
             CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
================================================================================

OPERATING SUMMARY                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
TOTAL REVENUES                                                             $    2,836    $    3,058    $    9,140    $     8,977
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          $     (543)   $      173    $     (304)   $       418
Less:  Net realized capital gains, after-tax [1]                                   18             6            46             37
       Other charges                                                             (693)           --          (693)            --
       Allocated Distribution items                                                --            12            --             25
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                              $      132    $      155    $      343    $       356
===================================================================================================================================

[1]  1996 excludes the Closed Book GRC net realized capital loss of $137, after-tax.  This amount is included in other charges.


Revenues for the third quarter ended September 30, 1996 decreased $222 or 7% from the third quarter of 1995, due primarily to a $(210) before-tax realized capital loss related to the closed book of guaranteed rate contract business ("Closed Book GRC"). This realized capital loss was offset for the nine months ended September 30, 1996 by fees generated from a growing block of individual life and annuity business as well as increased revenues at Zwolsche Algemeene, resulting in an increase in revenues of $163 or 2% over the comparable period in 1995.

Net income for the third quarter and nine months of 1996 includes other charges related to environmental and asbestos reserve increases of $(429) in the North American Property & Casualty segment and $(81) at First State in the Runoff segment; recognition of losses on Closed Book GRC of $(169) and other, primarily foreign tax-related items of $(2) in each of the North American Property & Casualty and Life segments and $(10) in the Runoff segment. Net income, excluding the impact of net realized capital gains, after-tax, other charges and allocated Distribution items, was $132 and $343 for the third quarter and nine months of 1996, respectively, compared with $155 and $356 for the comparable prior year periods. ITT Hartford defines as "core earnings", after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, other charges and allocated Distribution items.

The decrease in core earnings of $23 or 15% for the third quarter and $13 or 4% for the nine months ended September 30, 1996 over the comparable prior year periods, was primarily due to the impact of Hurricane Fran in the third quarter and, for the nine month period, severe winter storm losses experienced in the first quarter. These decreases were partially offset by strong sales and asset growth in the Life segment. Excluding the impact of catastrophes and severe winter storm losses, core earnings increased $12 or 7% for the third quarter and $76 or 18% for the nine months ended for September 30, 1996.

The effective tax rates for the third quarter and nine months ended September 30, 1996 were 23% and 22%, respectively, compared to 20% and 23% for the comparable periods in 1995, excluding the impact of other charges and the Closed Book GRC realized capital loss. Tax-exempt interest earned on invested assets was the principal cause of an effective tax rate lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

ITT Hartford's reporting segments, which reflect the management structure of the Company, consist of North American Property & Casualty, Life, International and Runoff. Certain reclassifications have been made to conform historical information to the September 30, 1996 presentation.

Below is a summary of core earnings by segment.

                                                                               THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
North American Property & Casualty                                         $       61    $       84    $      152    $       179
Life                                                                               67            60           180            157
International                                                                      24            28            71             77
Runoff                                                                            (20)          (17)          (60)           (57)
-----------------------------------------------------------------------------------------------------------------------------------
   CORE EARNINGS                                                           $      132    $      155    $      343    $       356
-----------------------------------------------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results. Specific topics such as environmental reserves and investment results are discussed separately following the segment overviews.

================================================================================
                       NORTH AMERICAN PROPERTY & CASUALTY
================================================================================

OPERATING SUMMARY                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
TOTAL REVENUES                                                             $    1,594    $    1,589    $    4,756    $     4,746
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          $     (371)   $       86    $     (277)   $       203
Less:  Net realized capital gains (losses), after-tax                              (1)            2             2             24
       Other charges                                                             (431)           --          (431)            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                              $       61    $       84    $      152    $       179
-----------------------------------------------------------------------------------------------------------------------------------

Core earnings for the North American Property & Casualty segment were $61 for the third quarter ended September 30, 1996, a decrease of $23, or 27%, from the comparable period in 1995. This decrease was primarily due to the impact of Hurricane Fran which generated a $35 after-tax increase in catastrophe losses in the third quarter of 1996 over the third quarter of 1995. Excluding catastrophe losses, core earnings for the third quarter of 1996 rose $12 or 12%, primarily due to an increase of $10 or 8% in after-tax net investment income and improved adjusted (excluding catastrophe losses) underwriting results. The decrease in core earnings for the first nine months of 1996 compared to 1995 of $27, or 15%, reflects an increase in catastrophe and weather related losses of $89, after-tax, partially offset by a $26 improvement in adjusted underwriting results and a $41 increase in net investment income. Excluding the effects of catastrophes and weather related losses, core earnings for the first nine months of 1996 increased 25% over the comparable period in 1995 due to higher net investment income and improved underwriting results. (For an analysis of net investment income and net realized capital gains (losses), see Investment Results in the Investments section.) Other charges consist primarily of an increase in environmental and asbestos reserves as discussed in the Environmental and Asbestos Claims section.


UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for ITT Hartford's North American Property & Casualty segment:


                                                                               THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
Written premiums                                                           $    1,472    $    1,452    $    4,364    $     4,274
Underwriting results, before-tax [1]                                       $      (84)   $      (41)   $     (304)   $      (206)
Combined ratio [1], [2]                                                         105.8         102.6         106.5          104.6
-----------------------------------------------------------------------------------------------------------------------------------

[1]  1996 excludes the impact of $660, before-tax, environmental and asbestos charge.
[2]  "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

North American Property & Casualty segment written premiums for the third quarter and nine months ended September 30, 1996 increased $20 or 1%, and $90 or 2%, respectively, over the equivalent prior year periods. Solid growth continued in the third quarter in Reinsurance of 20% and AARP Personal lines of 7%, offset by lower Agency Personal and Commercial lines written premiums. Growth in the Reinsurance line was primarily due to an increased level of renewals and new product development in specialty reinsurance lines. The continued expansion into the over-50 market, as facilitated by ITT Hartford's exclusive arrangement with the American Association of Retired Persons ("AARP"), was reflected in the premium volume increase in AARP Personal lines, while intensely competitive market conditions and underwriting actions have adversely affected Agency Personal and Commercial product sales.

Underwriting results for the third quarter ended September 30, 1996 for the North American Property & Casualty segment were $43 below the prior year's third quarter, resulting in a 3.2 point increase in the combined ratio. These negative results were primarily attributable to Hurricane Fran which generated a $54 pre-tax increase in catastrophe losses in the third quarter of 1996 over 1995. Excluding catastrophe experience, the third quarter combined ratio improved by
0.6 points due to continued favorable loss development in casualty lines.

For the nine months ended September 30, 1996, underwriting results were $98 below the same period last year, resulting in a 1.9 point increase in the combined ratio. The results for the nine months of 1996 reflect $240 before-tax of catastrophe and severe winter storm losses, a $137 increase over equivalent losses for the nine months ended September 30, 1995. Excluding these losses, underwriting results were favorable to the prior year comparable period by $39 or 1.3 points, reflecting the improved underwriting performance previously discussed.

================================================================================
                                      LIFE
================================================================================

OPERATING SUMMARY                                                               THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996           1995          1996          1995
                                                                            -------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
TOTAL REVENUES                                                             $      993    $      983    $    3,166    $     2,751
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $       70    $       54    $      182    $       154
Less:  Net realized capital gains (losses), after-tax                               5            (6)            4             (3)
       Other charges                                                               (2)           --            (2)            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                              $       67    $       60    $      180    $       157
-----------------------------------------------------------------------------------------------------------------------------------

Revenues for the third quarter were essentially flat due to a decline in Specialty Insurance Operation division revenues related to its leveraged corporate owned life insurance ("COLI") business. The Company attributes this decline to the COLI legislation recently passed by Congress which provides for a three year phase out of the interest deduction on loans taken against COLI policies. Revenues for the nine months ended September 30, 1996 increased $415 or 15%, over the comparable 1995 period. This growth was largely due to fees generated from a growing block of individual annuity and life business. Furthermore, the Life segment sold over $7.4 billion of individual annuity contracts during the first nine months of 1996, compared to $5.1 billion for the first nine months of the prior year.

Core earnings for the Life segment increased $7 or 12% for the third quarter and $23 or 15% for the first nine months of 1996 over the comparable prior year periods. Strong sales and asset growth in the Individual Life and Individual Annuity divisions along with earnings increases in excess of 10% in the Individual Life, the Employee Benefits and the Specialty Insurance Operation divisions accounted for this growth.

================================================================================
                                 INTERNATIONAL
================================================================================

OPERATING SUMMARY                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                 (Unaudited)
TOTAL REVENUES                                                             $      389    $      376    $    1,178    $     1,106
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $       38    $       38    $      111    $        94
Less:  Net realized capital gains, after-tax                                       14            10            40             17
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                              $       24    $       28    $       71    $        77
-----------------------------------------------------------------------------------------------------------------------------------

International segment revenues for the third quarter and nine months ended September 30, 1996 increased $13 or 3%, and $72 or 7%, respectively, over the comparable periods in 1995. The increase in the third quarter was due primarily to improved investment performance. For the first nine months of 1996, revenues at Zwolsche Algemeene of $340 increased $50 or 17% over the same period in 1995, reflecting increased sales of health, motor and life insurance and improved investment performance. (For analysis of net investment income and net realized capital gains, see Investment Results in the Investments section.) The transfer from the national health system of some medical coverages to private insurance partly contributed to the growth in health premiums. Motor growth increased due to both pricing and policy growth, while the growth in the life business was due to higher unit-linked (savings, pensions and mortgage) sales.

Additionally, with the acquisition of ITT Ercos in May 1995, revenues for the third quarter and nine months of 1996 included $18 and $57, respectively, related to this new subsidiary. In the United Kingdom, ITT London & Edinburgh revenues were down for the quarter and year to date September 30, 1996 $14 or 5% and $33 or 4%, respectively, due to heightened competition.

Core earnings in the International segment decreased $4 or 14% for the third quarter and $6 or 8% for the nine months ended September 30, 1996 over the same periods in 1995. A decrease in core earnings at ITT London & Edinburgh of $1 or 6% for the third quarter and $4 or 8% for the nine months of 1996 over the prior year periods was due primarily to heightened competition in the United Kingdom. This offset improved results in Zwolsche Algemeene for the third quarter of $1 or 14%.

================================================================================
                                     RUNOFF
================================================================================

OPERATING SUMMARY                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                1996          1995          1996          1995
                                                                            ------------- ------------- ------------- -------------
                                                                                   (Unaudited)                  (Unaudited)
TOTAL REVENUES                                                             $    (140)    $     110     $      40     $      374
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   $    (280)    $     (17)    $    (320)    $      (58)
Less:  Net realized capital losses, after-tax [1]                                 --            --            --             (1)
       Other charges                                                            (260)           --          (260)            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                              $     (20)    $     (17)    $     (60)    $      (57)
-----------------------------------------------------------------------------------------------------------------------------------

[1]  1996 excludes the Closed Book GRC net realized capital loss of $137 after-tax.  This amount is included in other charges.

Runoff segment revenues for the third quarter and nine months ended
September 30, 1996 decreased $250 or 227%, and $334 or 89%, over the comparable 1995 periods. This decrease was due primarily to a $(210) before-tax realized capital loss related to Closed Book GRC.

Prior to 1996, Closed Book GRC was reported as a component of the Asset Management Services division of the Life segment. Closed Book GRC is now reported as a component of the Runoff segment and had no new or renewal business as of the end of 1995. The majority of products included in Closed Book GRC are guaranteed investment contracts with guaranteed fixed or indexed rates for a specific period. Closed Book GRC results have been negatively affected by lower investment rates and earnings on mortgage backed securities due to prepayments experienced in excess of assumed levels in years prior to 1995. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities. Due to the reduced investment earnings and duration mismatch, the portfolio had insufficient assets to fund fully its liability commitments. During the third quarter of 1996, the Life segment transferred assets in the amount of $200 to the Runoff segment to adequately fund Closed Book GRC so that future cash infusions would be minimal.

Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, the Company entered into various hedge transactions in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes.

ITT Hartford's accounting policy is to record an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, the Company has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has a fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment has been determined to have occurred. Once an impairment charge has been recorded, ITT Hartford continues to review the impaired securities for appropriate valuation.

With the initiation of the hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $(82) after-tax was determined to have occurred and was recorded in September 1996. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $(55) after-tax. The asset sales were the result of current liquidity needs in addition to taking advantage of favorable market conditions for certain securities. Other charges of $(32) after-tax were also incurred in the third quarter.

During 1995, Closed Book GRC incurred a $(68) after-tax loss from operations. In addition, prior to the above actions, the level of the 1995 loss was expected to decline by 10% to 25% in 1996 and 1997 with the losses having run off in their entirety by the year 2000. As a result of the above actions, it is now expected that the comparable 1996 after-tax loss will be in the range of $(51) to $(55), while after-tax losses in 1997 and 1998 will be reduced to the range of $(10) to $(20) per year. Losses from Closed Book GRC in years subsequent to 1998 are expected to be minimal.

Other charges primarily consist of $169 of charges in the Closed Book GRC (as discussed previously) and an increase in environmental and asbestos reserves at First State of $81 as discussed in the Environmental and Asbestos Claims section.

Runoff segment core earnings decreased $3 or 18% for the third quarter and $3 or 5% for the nine months of 1996 over the comparable prior year periods. These results reflect the net losses of Closed Book GRC of $(14) and $(17) for the third quarters and $(44) and $(43) for the nine months ended September 30, 1996 and 1995, respectively.

================================================================================
                       ENVIRONMENTAL AND ASBESTOS CLAIMS
================================================================================

ITT Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect the North American Property & Casualty, International and Runoff segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. ITT Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, ITT Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with ITT Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996. ITT Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996.

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, U.S. exposures of ITT Hartford's International segment and exposures of the Runoff segment, and covered the Company's Personal, Commercial, Reinsurance, and Specialty & Other lines of business. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of ITT Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

In addition to estimating liabilities on reported environmental and asbestos claims, ITT Hartford estimated reserves for claims incurred but not reported ("IBNR"). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs, and closed claims.

Included in ITT Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

An international actuarial firm reviewed ITT Hartford's approach and concluded that the way the Company studied its exposures, the thoroughness of its analysis and the way ITT Hartford came to its estimates was reasonable and comprehensive.

Upon completion of the study and assessment of the results in October 1996, ITT Hartford determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively, as of September 30, 1996. Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, was as follows (net of reinsurance):

                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                                      SEPTEMBER 30, 1996                         DECEMBER 31, 1995
                                                      ----------------------------------------------------     ---------------------
                                                                          (Unaudited)
                                                         Environmental         Asbestos         Total                Total [1]
                                                      -------------------- ----------------- -------------     ---------------------

Beginning liability                                   $           926      $        410      $    1,336             $      1,334
Claims and claim adjustment expenses incurred                     604               336             940                      163
Claims and claim adjustment expenses paid                         (96)              (34)           (130)                    (161)
----------------------------------------------------- ---- --------------- ---- ------------ --- --------- --- ------- -------------
Ending liability                                      $         1,434      $        712      $    2,146             $      1,336
----------------------------------------------------- ---- --------------- ---- ------------ --- --------- --- ------- -------------

[1] Prior to December 31, 1995, claims were not split between environmental and asbestos exposures.

ITT Hartford's pretax operating earnings have been impacted over the last three years by incurred environmental and asbestos claims and claim adjustment expenses as follows: $163 in 1995, $145 in 1994 and $160 in 1993 with all years reported net of reinsurance.

ITT Hartford believes that the environmental and asbestos reserves reported at September 30, 1996, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and ITT Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. ITT Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting ITT Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, ITT Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

================================================================================
                                  INVESTMENTS
================================================================================

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

NORTH AMERICAN PROPERTY & CASUALTY

Invested assets were $12.0 billion at September 30, 1996, and were comprised of fixed maturities of $10.6 billion and other investments of $1.4 billion, primarily equity securities. The table below summarizes fixed maturity holdings by type.

                 FIXED MATURITIES BY TYPE
---------------------------------------------------------
(Unaudited)       SEPTEMBER 30,         DECEMBER 31,
                       1996                 1995
-------------- --------------------- --------------------
TYPE           FAIR VALUE  PERCENT  FAIR VALUE   PERCENT
-------------- ----------- -------- ------------ --------

Corporate          $1,791    16.9%       $2,427    22.8%
CMO                   674     6.3%        1,462    13.7%
Municipals-
  tax exempt        6,856    64.7%        5,171    48.5%
Gov't/Gov't
  agencies-US          11     0.1%          249     2.3%
ABS                   126     1.2%          239     2.2%
Gov't/Gov't
  agencies-For.       237     2.2%          255     2.4%
MBS - Agency          211     2.0%          244     2.3%
Commercial
  MBS                  39     0.4%           14     0.1%
Municipals-
  taxable              69     0.7%           75     0.7%
Redeemable
  Pref'd stock         47     0.4%           --      --
Short-terms           542     5.1%          531     5.0%
-------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES       $10,603   100.0%      $10,667   100.0%
-------------- ----------- -------- ------------ --------

This segment maintains a high quality fixed maturity portfolio. At September 30, 1996, less than 5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

              FIXED MATURITIES BY CREDIT QUALITY
--------------------------------------------------------
 (Unaudited)     SEPTEMBER 30,         DECEMBER 31,
                      1996                 1995
------------- --------------------- --------------------
   CREDIT     FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
  QUALITY
------------- ----------- --------- ----------- --------

AAA               $4,058     38.3%      $4,570    42.8%
AA                 2,407     22.7%       2,137    20.0%
A                  1,532     14.5%       1,862    17.5%
BBB                  621      5.9%         649     6.1%
Gov't                767      7.2%         252     2.4%
BB & below           461      4.3%         459     4.3%
Not rated            215      2.0%         207     1.9%
Short-term           542      5.1%         531     5.0%
------------- ----------- --------- ----------- --------
TOTAL FIXED
  MATURITIES     $10,603    100.0%     $10,667   100.0%
------------- ----------- --------- ----------- --------

The average duration of the September 30, 1996 fixed maturity portfolio was 5.1 years. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments and, as of September 30, 1996, had no open derivatives positions. As of December 31, 1995, this segment had open derivatives with a notional amount of $14.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                           THIRD QUARTER    NINE MONTHS
                               ENDED           ENDED
                           SEPTEMBER 30,   SEPTEMBER 30,
-------------------------- --------------- ---------------
(Unaudited)                 1996    1995    1996    1995
-------------------------- ------- ------- ------- -------
Net Investment Income
    Before-tax              $162    $167    $489    $480
Net Investment Income
    After-tax (1)           $133    $122    $392    $351
Yield on Average Invested
    Assets Before-tax (2)    5.5%    5.9%    5.6%    5.8%
Yield on Average Invested
    Assets After-tax (1)     4.5%    4.3%    4.5%    4.2%
Net Realized Capital Gains
    (Losses) Before-tax      $(2)     $3      $2     $36
----------------------------------------------------------
(1)  Due to the significant holdings in tax-exempt
investments an after-tax net investment income and
after-tax  yield is also included.
(2)   Represents   annualized   net   investment   income
(excluding net realized  capital  gains(losses))  divided
by average  invested assets at cost (fixed  maturities at
amortized cost).
----------------------------------------------------------

For the third quarter ended September 30, 1996, before-tax net investment income was $162 compared to $167 in 1995, a decrease of 3%, while after-tax net investment income increased 9%. For the nine months ended September 30, 1996, before-tax net investment income was $489 compared to $480 in 1995, an increase of 2%, while after-tax net investment income increased 12%. For the third quarter ended September 30, 1996, before-tax yields on average invested assets decreased to 5.5% from 5.9% in 1995, while the after-tax yields increased from 4.3% to 4.5%. For the nine months ended September 30, 1996, before-tax yields on average invested assets decreased to 5.6% from 5.8% in 1995, while the after-tax yields increased from 4.2% to 4.5%. The third quarter and year to date increases in after-tax net investment income and after-tax yields were primarily due to the investment strategy to increase tax-exempt municipal bonds by $2.7 billion and continued strategy to increase common equity exposure.

There were net realized capital losses of $(2) for the third quarter ended September 30, 1996 down from $3 in 1995; and, for the nine months ended September 30, 1996, there were net realized capital gains of $2 down from $36 in 1995. The reductions for the third quarter and nine months were primarily the result of the sale of lower yielding taxable bonds at realized losses, of which the proceeds were allocated to the higher yielding after-tax municipal market. Net realized capital gains, generated in the equity portfolios, were used to help offset the losses incurred.

LIFE

Invested assets, excluding separate accounts, totaled $15.8 billion at September 30, 1996 and were comprised of $11.6 billion of fixed maturities, $3.9 billion of policy loans, and other investments of $287. The table below summarizes fixed maturity holdings by type.


                   FIXED MATURITIES BY TYPE
-------------------------------------------------------
                SEPTEMBER 30,         DECEMBER 31,
(Unaudited)          1996                 1995
------------ --------------------- --------------------
TYPE         FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
------------ ------------ -------- ----------- --------

Corporate         $6,111    52.8%      $5,146    45.0%
CMO                1,390    12.0%       2,071    18.1%
Gov't/Gov't
  agencies-US         29     0.2%         260     2.3%
ABS                2,045    17.6%       1,782    15.6%
Gov't/Gov't
  agencies-For.      332     2.9%         223     1.9%
MBS-Agency           597     5.2%         673     5.9%
Commercial
  MBS                733     6.3%         348     3.0%
Municipals-
  taxable            145     1.3%         130     1.1%
Short-terms          194     1.7%         817     7.1%
------------ ------------ -------- ----------- --------
TOTAL  FIXED
 MATURITIES      $11,576   100.0%     $11,450   100.0%
------------ ------------ -------- ----------- --------

The Life segment continued to maintain a high quality fixed maturity portfolio. As of September 30, 1996, less than .5% of the fixed maturity portfolio was invested in below investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

          FIXED MATURITIES BY CREDIT QUALITY
--------------------------------------------------------
(Unaudited)      SEPTEMBER 30,         DECEMBER 31,
                     1996                  1995
------------- -------------------- ---------------------
  CREDIT     FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
  QUALITY
------------ ----------- --------- ----------- --------

AAA              $3,639     31.4%      $3,688    32.2%
AA                1,419     12.3%       1,502    13.1%
A                 4,163     36.0%       3,651    31.9%
BBB               1,844     15.9%       1,276    11.1%
Gov't               281      2.4%         523     4.6%
BB & below           36      0.3%          29     0.3%
Not rated            --        --          54     0.5%
Short-term          194      1.7%         727     6.3%
------------ ----------- --------- ----------- --------
TOTAL
 FIXED          $11,576    100.0%     $11,450   100.0%
 MATURITIES
------------ ----------- --------- ----------- --------

The average duration of the September 30, 1996 fixed maturity portfolio was 4.1 years. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                           THIRD QUARTER    NINE MONTHS
                                ENDED           ENDED
                             SEPTEMBER 30,   SEPTEMBER 30,
--------------------------- --------------- ---------------
(Unaudited)                  1996    1995    1996    1995
--------------------------- ------- ------- ------- -------
Net Investment Income
  Before-tax                  $352    $327    $953    $854
Yield on Average Invested
  Assets Before-tax (1)        9.0%    8.4%    8.2%    8.1%
Net Realized Capital Gains
 (Losses)Before-tax             $8     $(9)     $7     $(5)
-----------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding   net  realized   capital   gains(losses))
divided by  average  invested  assets at cost  (fixed
maturities at amortized cost).
-----------------------------------------------------------
For the third quarter ended September 30, 1996, net investment income totaled $352 compared to $327 in 1995, an increase of 8%. For the nine months ended September 30, 1996, net investment income was $953 compared to $854 in 1995, an increase of 12%. The third quarter and year to date increase in net investment income was primarily due to an increase in policy loans, new business cash flow invested in fixed maturities and asset mix.

For the third quarter ended September 30, 1996, before-tax yields increased to 9.0% from 8.4% in 1995. The increase in before-tax yields is primarily due to the increase in policy loan yields; excluding policy loans, the yield decreased to 7.2% from 7.3% in 1995. For the nine months ended September 30, 1996, before-tax yields on average invested assets increased to 8.2% from 8.1% in 1995.

There were net realized capital gains of $8 for the third quarter ended September 30, 1996 up from net realized capital losses of $(9) in 1995; and, for the nine months ended September 30, 1996, there were net realized capital gains of $7 up from $(5) in 1995.

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

The Life segment's asset/liability policy is to maintain individual portfolios of assets with durations that fall within target ranges of specific liabilities. To complement invested assets, derivatives are used, those traded both over-the-counter and on national exchanges, to hedge interest rate, price and foreign exchange rate risk; to manage liquidity risk; and to control transaction costs. Derivative instruments include interest rate swaps, foreign currency and coupon swaps, futures contracts and options, including caps and floors. Derivatives are used for non-speculative purposes and are related to, and correlated with, specific instruments. Life management endorses the use of derivatives and recognizes their contribution to improving the segment's interest rate risk management, product development, portfolio management and liability management efforts. Derivative transactions are quantified based on notional amounts. Notional amounts are not reflective of credit risk, but establish the basis upon which to calculate amounts to be paid or received. As of September 30, 1996 and December 31, 1995, the Life segment had derivatives with an aggregate notional amount of $3.3 billion and $4 billion, respectively outstanding for asset/liability management purposes.

INTERNATIONAL

Invested assets, excluding separate accounts, were $3.0 billion at September 30, 1996 and were comprised of fixed maturities of $2.5 billion and other investments of $496. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk. The table below summarizes fixed maturity holdings by type.



                   FIXED MATURITIES BY TYPE
---------------------------------------------------------
 (Unaudited)      SEPTEMBER 30,         DECEMBER 31,
                       1996                 1995
-------------- ----------- --------- ----------- --------
TYPE           FAIR VALUE  PERCENT   FAIR VALUE  PERCENT
-------------- ----------- --------- ----------- --------

Corporate            $488     19.7%        $261    10.8%
Gov't/Gov't
  agencies-US         113      4.6%          57     2.4%
Gov't/Gov't
  agencies-For.     1,326     53.7%       1,203    49.8%
Short-terms           544     22.0%         893    37.0%
-------------- ----------- --------- ----------- --------
TOTAL FIXED
  MATURITIES       $2,471    100.0%      $2,414   100.0%
-------------- ----------- --------- ----------- --------

As of September 30, 1996, the fixed maturity portfolio consisted of 100% investment grade securities with no security rated lower than A. The table below summarizes fixed maturity holdings by credit quality.

           FIXED MATURITIES BY CREDIT QUALITY
--------------------------------------------------------
(Unaudited)      SEPTEMBER 30,          DECEMBER 31,
                      1996                  1995
------------- ------------ -------- ----------- --------
   CREDIT     FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
  QUALITY
------------- ------------ -------- ----------- --------

AAA              $1,806      73.1%     $1,428      59.2%
AA                  117       4.7%         89       3.8%
A                     4       0.2%          4        --
Short-term          544      22.0%        893      37.0%
------------- ------------ -------- ----------- --------
TOTAL FIXED
  MATURITIES     $2,471     100.0%     $2,414     100.0%
------------- ------------ -------- ----------- --------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                            THIRD QUARTER    NINE MONTHS
                                ENDED            ENDED
                             SEPTEMBER 30,   SEPTEMBER 30,
--------------------------- --------------- ---------------
(Unaudited)                  1996    1995    1996    1995
--------------------------- ------- ------- ------- -------
Net Investment Income
    Before-tax                $48     $44    $145    $125
Yield on Average Invested
    Assets Before-tax (1)     6.6%    7.0%    6.8%    6.7%
Net Realized Capital Gains
    Before-tax                $21     $14     $60     $25

-----------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding  net realized  capital  gains)  divided by
average invested assets at cost (fixed  maturities at
amortized cost).
-----------------------------------------------------------

For the third quarter ended September 30, 1996, net investment income totaled $48 compared to $44 in 1995, an increase of 9%. For the nine months ended September 30, 1996, net investment income totaled $145 compared to $125 in 1995, an increase of 16%. The third quarter and nine months increase in net investment income was primarily due to increased operating cash flow, a shift in asset allocation to long-term bonds from short-term bonds, and the acquisition of ITT Ercos.

For the third quarter ended September 30, 1996, before-tax yields decreased to 6.6% from 7.0% in 1995. For the nine months ended September 30, 1996 and 1995, before-tax yields on average invested assets were 6.8% and 6.7%, respectively. The decline in yields for the third quarter resulted from the investment of cash from investment activities and insurance operations at lower rates of interest.

For the third quarter ended September 30, 1996, net realized capital gains increased to $21 from $14 in 1995; and, for the nine months ended September 30, 1996, to $60 from $25 in 1995, primarily the result of an increase in both fixed maturity and equity gains.

RUNOFF

Invested assets were $5.6 billion at September 30, 1996, and were mostly comprised of fixed maturities. The Runoff segment uses derivatives related to the Closed Book GRC. As of September 30, 1996 and December 31, 1995, Runoff had derivatives with an aggregate notional amount of $7.8 billion and $5.6 billion, respectively, for asset/liability management purposes. The Company entered into various hedge transactions with a notional amount of $3.5 billion in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes. (For additional information, see "Asset and Liability Management Strategies" under the Life section of Investments.) The table below summarizes fixed maturity holdings by type.

                   FIXED MATURITIES BY TYPE
---------------------------------------------------------
 (Unaudited)     SEPTEMBER 30,          DECEMBER 31,
                      1996                  1995
-------------- ----------- -------- ------------ --------
TYPE           FAIR VALUE  PERCENT  FAIR VALUE   PERCENT
-------------- ----------- -------- ------------ --------

Corporate          $2,361    42.8%       $2,587    39.0%
CMO                 1,261    22.8%        1,691    25.5%
Gov't/Gov't
  agencies-US         365     6.6%          362     5.4%
ABS                   660    11.9%          649     9.8%
Gov't/Gov't
  agencies-For.        94     1.7%          145     2.2%
MBS - Agency           56     1.0%          218     3.3%
Commercial
  MBS                 145     2.6%           77     1.1%
Municipals-
  taxable              84     1.5%           87     1.3%
Short-terms           503     9.1%          821    12.4%
-------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES        $5,529   100.0%       $6,637   100.0%
-------------- ----------- -------- ------------ --------

The Runoff segment maintains a greater than 99% investment grade fixed maturity portfolio. The table below summarizes fixed maturity holdings by credit quality.

            FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------
(Unaudited)      SEPTEMBER 30,          DECEMBER 31,
                      1996                  1995
------------- ------------ -------- ----------- --------
CREDIT        FAIR VALUE   PERCENT  FAIR VALUE  PERCENT
QUALITY
------------- ------------ -------- ----------- --------

AAA               $2,026    36.6%       $2,804    42.2%
AA                   714    12.9%          691    10.4%
A                  1,690    30.6%        1,525    23.0%
BBB                  306     5.5%          357     5.4%
Gov't                270     4.9%          272     4.1%
BB & below            18     0.3%           12     0.2%
Not rated              2       --           65     1.0%
Short-term           503     9.2%          911    13.7%
------------- ----------- -------- ------------ --------
TOTAL FIXED
 MATURITIES       $5,529   100.0%       $6,637   100.0%
------------- ----------- -------- ------------ --------

INVESTMENT RESULTS

The table below summarizes the Runoff segment's results.

                             THIRD QUARTER    NINE MONTHS
                                 ENDED           ENDED
                             SEPTEMBER 30,   SEPTEMBER 30,
--------------------------- --------------- ---------------
(Unaudited)                  1996    1995    1996    1995
--------------------------- ------- ------- ------- -------
Net Investment Income
     Before-tax               $69    $110    $248    $372
Yield on Average Invested
     Assets Before-tax (1)    4.6%    5.8%    5.2%    5.9%
Net Realized Capital (Losses)
     Before-tax             $(210)     --   $(211)     --
-----------------------------------------------------------
(1)  Represents   annualized  net  investment  income
(excluding  net  realized   capital  gains  (losses))
divided by  average  invested  assets at cost  (fixed
maturities at amortized cost).
-----------------------------------------------------------

For the third quarter ended September 30, 1996, net investment income totaled $69 compared to $110 in 1995, a decrease of 37%. For the nine months ended September 30, 1996, net investment income totaled $248 compared to $372 in 1995, a decrease of 33%. For the third quarter ended September 30, 1996, before-tax yields decreased to 4.6% from 5.8% in 1995. For the nine months ended September 30, 1996, before-tax yields on average invested assets decreased to 5.2% from 5.9% in 1995. For the third quarter and nine months ended September 30, 1996, net realized capital losses were $(210) and $(211), respectively.

Net investment income decreased primarily due to asset run off in the Closed Book GRC. The decrease in yield was primarily the result of sales and maturities of higher yielding securities in the Closed Book GRC. Net realized capital losses resulted from losses taken in the Closed Book GRC. (For additional information see the Runoff section.)

================================================================================
                        CAPITAL RESOURCES AND LIQUIDITY
================================================================================

Capital resources and liquidity represent the overall financial strength of ITT Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of ITT Hartford consists of debt and equity, summarized as follows:

                                                                                                    September 30,     December 31,
                                                                                                        1996             1995
                                                                                                  ----------------- ----------------
                                                                                                    (Unaudited)
Short-term debt                                                                                     $   500           $   886
Long-term debt                                                                                        1,023             1,022
--------------------------------------------------------------------------------------------- ----------------- ----------------
   SUB-TOTAL                                                                                          1,523             1,908
Cumulative quarterly income preferred securities  [1]                                                   485                --
--------------------------------------------------------------------------------------------- ----------------- ----------------
   TOTAL DEBT  [2]                                                                                   $2,008            $1,908
   ------------------------------------------------------------------------------------------ ----------------- ----------------
Equity excluding unrealized gain, net of tax                                                         $3,988            $4,457
Unrealized gain, net of tax                                                                              80               245
--------------------------------------------------------------------------------------------- ----------------- ----------------
   TOTAL STOCKHOLDERS' EQUITY                                                                        $4,068            $4,702
   ------------------------------------------------------------------------------------------ ----------------- ----------------
   TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN, NET OF TAX                                        $5,996            $6,365
   ------------------------------------------------------------------------------------------ ----------------- ----------------
Debt to equity excluding unrealized gain, net of tax  [2]                                              50.4%             42.8%
Debt to capitalization excluding unrealized gain, net of tax  [2]                                      33.5%             30.0%
--------------------------------------------------------------------------------------------- ----------------- ----------------

[1] Represents  Company  Obligated  Mandatorily  Redeemable  Preferred  Securities of Subsidiary  Trust Holding Solely Parent Junior
    Subordinated Debentures.
[2] Debt at September 30, 1996 includes cumulative quarterly income preferred securities.


CAPITALIZATION

ITT Hartford's total capitalization, excluding unrealized gain, net of tax, decreased by $369 as of September 30, 1996 compared to December 31, 1995. This change primarily was the result of a $(304) net loss for the nine months ended September 30, 1996 and additional net borrowings totaling $115 partially offset by dividends declared of $142 on ITT Hartford common stock.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On February 28, 1996, Hartford Capital I issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from ITT Hartford. ITT Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

On October 30, 1996, Hartford Capital II issued 20,000,000, 8.35% Series B Preferred Securities. The material terms of the Series B Preferred Securities are substantially the same as the Series A Preferred Securities described above, except for the rate and maturity date. The proceeds from the sale of the Series B Preferred Securities were used to acquire $500 of Junior Subordinated Debentures, issued by ITT Hartford.

DIVIDENDS

On July 18, 1996, ITT Hartford declared a dividend on its common stock of $0.40 per share payable on October 1, 1996 to all shareholders of record as of August 30, 1996. Also, on October 17, 1996, a dividend was declared on ITT Hartford common stock of $0.40 per share payable on January 2, 1997 to all shareholders of record on November 30, 1996.

FINANCIAL RATINGS

The following table summarizes ITT Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of September 30, 1996:

                        A.M.     Duff &     Standard
                        Best     Phelps    & Poor's     Moody's
                     --------- ---------- ----------- ------------
Hartford Fire            A+       AA          AA         Aa2
Hartford Life            A+       AA+         AA         Aa2
Hartford Life &
  Accident               A+       AA+         AA      Not Rated
ITT Hartford Life
  & Annuity              A+       AA+         AA      Not Rated
-------------------- --------- ---------- ----------- ------------

On September 24, 1996, Standard & Poor's announced that it had reduced the claims-paying ability ratings of the ITT Hartford group of companies from AA+ to AA. In announcing the rating change, Standard & Poor's stated that the action was based primarily on increased concern with the overall strength of ITT Hartford's consolidated capital, partially offset by a superior business position within the markets that ITT Hartford operates. It noted that the rating action assumed continued significant capital raising initiatives by ITT Hartford over the next year and said that these initiatives, in combination with continued improvement in operating earnings, excluding any unusual charges, should allow the group to improve its overall capital position.

On October 18, 1996, Moody's Investors Service announced that it was reviewing for possible downgrade various ratings of ITT Hartford and its subsidiaries, including the financial strength ratings of ITT Hartford's insurance subsidiaries, and the ratings assigned to the quarterly income preferred securities of Hartford Capital I and the preferred stock of Hartford Capital II. Moody's stated that the review was prompted by ITT Hartford's announcement that it was taking the charges relating to its environmental and asbestos reserves and Closed Book GRC referred to in Runoff section, and that its review would focus on ITT Hartford's exposure to environmental and asbestos losses, its appetite for financial leverage and its strategic complexion over the intermediate term.

Financial ratings from A.M. Best and Duff & Phelps were reaffirmed for ITT Hartford's significant U.S. member companies as of October 18, 1996.

ITT Hartford expects to undertake capital-raising transactions during the remainder of 1996 and 1997. There can be no assurance, however, as to the timing of or amount of capital raised by such transactions, which will depend on many factors, including market conditions and ITT Hartford's need for and intended use of proceeds from any such transaction. Any such transaction that is a public offering of securities registered under the Securities Act of 1933 will be made only by means of a prospectus.

CASH FLOW

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                             1996        1995
                                          ------------------------
                                                (Unaudited)
Cash provided by operating activities     $      550   $     743
Cash used for investing activities        $     (263)  $  (2,389)
Cash provided by (used for)  financing
    activities                            $     (225)  $   1,672
Cash -- end of period                     $      160   $      82
------------------------------------------------------------------

The changes in cash from both investing and financing activities between years were primarily due to investment-type contracts written in the Life segment offset by increases in investment-type contract maturities resulting in $(235) for the nine months ended September 30, 1996 compared with $1,586 in the prior year's nine months. These funds, along with cash reserves, were invested in securities. Operating cash flows have been more than adequate to meet the liquidity requirements of ITT Hartford.

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


                                  ITT Hartford Group, Inc.
                                  (Registrant)



                                   /s/ James J. Westervelt
                                  ---------------------------------------------
                                  James J. Westervelt
                                  Senior Vice President and Group Controller
                                  (Chief Accounting Officer)





OCTOBER 31, 1996

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

    27           Financial Data Schedule is filed herewith.

                                                                   EXHIBIT 11.01


                   ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)

                                                                   Third Quarter Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                    1996          1995          1996          1995
--------------------------------------------------------------- ------------- ------------- ------------- -------------
                                                                       (Unaudited)                 (Unaudited)

Net income (loss)                                                   $  (543)    $    173        $  (304)      $   418

Weighted average common shares outstanding  (1)                       117.2        117.1          117.2         117.1

Earnings (loss) per share                                          $  (4.63)    $   1.48       $  (2.59)      $  3.57
--------------------------------------------------------------- ------------- ------------- ------------- -------------

(1)   1995 average  common shares  outstanding of 117.1  reflects a retroactive  presentation  of the actual number of shares outstanding at December 31, 1995.

                                                                   EXHIBIT 12.01


                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
         COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND
        EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


($ in millions)                                                               Nine Months Ended
                                                                                 September 30,
                                                                              1996             1995
---------------------------------------------------------------------- ---------------- ---------------
                                                                                 (Unaudited)

EARNINGS
    OPERATING INCOME                                                           $(572)            $546
  ADD:
  FIXED CHARGES
    Interest expense                                                             110               70
    Interest factor attributable to rentals  (1)                                  26               36
---------------------------------------------------------------------- ---------------- ---------------
     TOTAL FIXED CHARGES                                                         136              106
     ----------------------------------------------------------------- ---------------- ---------------
EARNINGS, AS DEFINED                                                           $(436)            $652
---------------------------------------------------------------------- ---------------- ---------------
FIXED CHARGES
    Fixed charges above                                                         $136             $106
    Dividends on subsidiary preferred stock                                       --                3
---------------------------------------------------------------------- ---------------- ---------------
TOTAL FIXED CHARGES AND PREFERRED DIVIDEND REQUIREMENTS                         $136             $109
---------------------------------------------------------------------- ---------------- ---------------
  RATIOS
    Earnings, as defined, to combined fixed charges                             (3.2)             6.2
---------------------------------------------------------------------- ---------------- ---------------
    Earnings, as defined, to combined fixed charges and preferred
     stock dividend requirements                                                (3.2)             6.0
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