Form 10-K
period 1996-12-31
ITT HARTFORD GROUP INC /DE
filed 1997-03-28
CIK 874766

================================================================================
                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ______________

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

Securities registered pursuant to section 12(b) of the Act: the following, all of which are registered on the New York Stock Exchange, Inc.:
     Common Stock, par value $.01 per share
     6.375% Notes due November 1, 2002
     7.30 % Debentures due November 1, 2015
     7.70 % Cumulative Quarterly Income Preferred Securities, Series A, issued by Hartford Capital I
     8.35 % Cumulative Quarterly Income Preferred Securities, Series B, issued by Hartford Capital II

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, there were outstanding 117,850,480 shares of Common Stock, $.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $8,795,584,275, based on the closing price of $75.00 per share of the Common Stock on the New York Stock Exchange on February 28, 1997.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 1997 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

[GRAPHIC OMITTED]

ITT Hartford Group, Inc. and its subsidiaries ("The Hartford") is an international insurance and financial services organization offering commercial, personal, and reinsurance property and casualty coverages as well as individual life and annuities, employee benefits and investment product services.

Founded in 1810, The Hartford has grown from a local fire insurance company to an internationally recognized insurance and financial services enterprise.



                                    CONTENTS


         ITEM  DESCRIPTION                                                 PAGE

PART I    1    Business of The Hartford                                     2
          2    Properties                                                   8
          3    Legal Proceedings                                            8
          4    Submission of Matters to a Vote of Security Holders          8

PART II   5    Market for The Hartford's Common Stock and Related
               Stockholder Matters                                          8
          6    Selected Financial Data                                      9
          7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10
          8    Financial Statements and Supplementary Data                  33
          9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          33

PART III  10    Directors and Executive Officers of The Hartford            33
          11    Executive Compensation                                      33
          12    Security Ownership of Certain Beneficial Owners
                and Management                                              33
          13    Certain Relationships and Related Transactions              33

PART IV   14    Exhibits, Financial Statements, Schedules and
                Reports on Form 8-K                                         33
                Signatures                                                 II-1
                Exhibits Index                                             II-2

PART I


Item 1.  BUSINESS OF THE HARTFORD
(DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)

GENERAL

ITT Hartford Group, Inc. and its subsidiaries ("The Hartford"), headquartered in Connecticut, are among the largest providers of both property and casualty insurance and life insurance products in the United States. (The terms "The Hartford" and the "Company" when used herein, refer to one or more of ITT Hartford Group, Inc. and its consolidated subsidiaries.) Hartford Fire Insurance Company ("Hartford Fire"), founded in 1810, is the oldest and best known of The Hartford's subsidiaries. Hartford Fire and its subsidiaries write insurance in all fifty states. At December 31, 1996, the total assets and stockholders' equity of The Hartford were $108.8 billion and $4.5 billion, respectively.

ITT Hartford Group, Inc., a Delaware corporation, was formed in December, 1985 as a wholly-owned subsidiary of ITT Corporation ("ITT"). On December 19, 1995, ITT distributed all of the outstanding shares of ITT Hartford Group, Inc. to ITT shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, The Hartford became an independent, publicly traded company. In connection with this transaction, ITT transferred the ownership of First State Insurance Company, together with its subsidiaries ("First State"), and Fencourt Reinsurance Company, Ltd. ("Fencourt"), both of which were wholly owned subsidiaries of ITT, to ITT Hartford Group, Inc. prior to the Distribution. Additional information regarding the Distribution may be found in
Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within the Distribution section and "Distribution Agreement" within the Capital Resources and Liquidity section.

As a holding company, ITT Hartford Group, Inc. has no significant business operations of its own and, therefore, relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations. Additional information regarding the cash flow and liquidity needs of ITT Hartford Group, Inc. may be found in the Capital Resources and Liquidity section of the MD&A.

BUSINESS SEGMENTS

The Hartford consists of four business segments: North American Property & Casualty, Life, International, and Runoff. The following is a description of each segment, including a discussion of principal products, methods of distribution, and competitive environments. Additional information on The Hartford's business segments may be found in the MD&A on pages 10 to 19 and Note 1 and Note 17 of Notes to Consolidated Financial Statements.


NORTH AMERICAN PROPERTY & CASUALTY

The Hartford's North American Property & Casualty segment is the 8th largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 1995, per A.M. Best. With written premiums of $5.7 billion for the year ended December 31, 1996, North American Property & Casualty is the largest of the Company's segments. In 1996, the states producing 5% or more of this segment's written premiums were New York (12%), California (10%), Florida (7%), Connecticut (6%) and Illinois and Texas (5% each).

Principal Products
------------------

The Hartford's North American Property & Casualty segment consists of three major lines of business: Commercial, Personal and Reinsurance. These lines provide a wide range of insurance coverages for individuals and businesses. Commercial is the largest line of business with $3.2 billion in written premiums in 1996. Workers' compensation, property, automobile, liability, marine, agricultural and bond coverages are offered by the Commercial line of business. The Hartford ranks among the largest carriers of personal lines insurance, providing homeowners, automobile and fire coverages to individuals across North America including a special program designed exclusively for members of the American Association of Retired Persons ("AARP"). Additionally, The Hartford is a major international reinsurer, with operations in Hong Kong, Spain, the United Kingdom, Germany and Canada. (See the Reinsurance section of Item 1 under Other Matters for additional information.)

Methods of Distribution
-----------------------

The North American Property & Casualty segment provides insurance products and services through its home office located in Hartford, Connecticut, and 39 domestic regional offices. The Company markets its products nationwide utilizing a variety of distribution networks including the use of approximately 6,000 independent agents and direct marketing. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford. Additionally, the Company assumes insurance from other insurers and cedes insurance to other insurers or reinsurers in the worldwide reinsurance market.

Competition
-----------

The property and casualty insurance industry is a highly challenging environment in which The Hartford competes with other stock companies, mutual companies, self insurers and other underwriting organizations. Intense competition among insurers, combined with the continued effects of the last economic downturn, have created difficult market conditions in the domestic property and casualty industry. This competitive environment is created by tremendous price competition, consolidation and globalization of companies, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction.

A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through the year 2002. Favorable "baby boomer" demographics are expected to increase AARP membership significantly during this period. During 1996, The Hartford's relationship with AARP was further strengthened when it was awarded a contract to provide customer service for all health insurance products offered through AARP's Group Health Insurance Program effective January 1, 1998. Additionally, The Hartford has implemented expense management disciplines within the North American Property & Casualty segment which are designed to maintain efficient and effective underwriting, servicing and claim settlement operations.

LIFE

The Hartford's Life segment provides insurance and retirement products for the benefit of millions of individuals. This segment has been among the fastest growing major life insurance operations for the past several years, as measured by assets. The Hartford's domestic life insurance operations achieved the rank of 8th largest life insurer in the United States at December 31, 1995, based on statutory admitted assets according to A.M. Best. In the past year, the Life segment's total assets have grown 25% to $76.3 billion at December 31, 1996. The Life segment generated $4.4 billion in revenues and $249 in net income in 1996.

The Life segment, headquartered in Simsbury, Connecticut, operates in three principal divisions: Investment Products, Individual Life Insurance, and Employee Benefits. Each division has grown significantly in revenues and operating income. In addition, the Life segment maintains a Corporate Operation through which it reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenue and expenses not specifically allocable to any of its business segments.

Principal Products
------------------

The Investment Products division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This division offers fixed and variable annuities, certain deferred compensation and retirement plan services, mutual funds, investment management services and certain other financial products. The Individual Life Insurance division markets both variable and fixed universal life-type contracts, as well as single premium variable life and term life products. The primary products of the Employee Benefits division include group life, group long-term and short-term managed disability, stop-loss and supplementary medical coverage to employers and employer-sponsored plans, and accidental death and dismemberment, travel and special risk coverage to employers and associations, as well as specialty business such as corporate owned life insurance ("COLI") and reinsurance.

Methods of Distribution
-----------------------

The Life segment sells a variety of individual and group financial services and insurance products through a combination of broker-dealers, licensed agents, third party administrators and a direct sales force. The Investment Products division primarily distributes through broker-dealers and financial institutions for individual sales, and through employees of the Company for institutional sales. The Individual Life Insurance division distributes its products through insurance agents, broker-dealers and financial institutions, typically assisted by a dedicated group of Company employees. Employee Benefits division products are distributed through insurance agents and brokers, usually assisted by a dedicated group of Company employees.

Competition
-----------

The life insurance industry in the United States is highly competitive with approximately 2,000 insurers vying for business. Competitive factors in the life insurance industry include, but are not limited to, price, name recognition, quality of distribution systems and financial ratings. In the individual annuity market, sales volume is also dependent on fund performance, an array of fund and product options, product design and credited rates. The Company was rated the number one writer of variable annuities for 1996 with a 13% market share according to the Variable Annuity and Research Data Service.

INTERNATIONAL

The Hartford's International segment consists of European companies offering a variety of insurance products designed to meet the needs of local customers. These companies include ITT London & Edinburgh ("L&E"), headquartered in the United Kingdom, Zwolsche Algemeene ("Zwolsche"), located in both the Netherlands and Belgium, and ITT Ercos in Spain. The International segment generated $1.6 billion in revenues and $139 in net income in 1996. Assets totaled $5.3 billion at December 31, 1996.

Principal Products
------------------

L&E offers both personal and commercial lines property and casualty insurance. Personal lines include automobile, homeowners and creditor (including credit life) products. Commercial lines include property and liability products sold to small to medium sized clients. L&E also provides marine products within the London market. Zwolsche sells property and casualty and life insurance products. Personal lines products at Zwolsche include automobile, hospitalization and homeowners. Commercial products, including automobile, are sold to small to medium sized clients. Zwolsche life insurance operations offer term life, mortgage and pension products. ITT Ercos provides both personal and commercial, property and casualty, and life insurance products.

Methods of Distribution
-----------------------

The International segment conducts the majority of its business through over 10,000 independent brokers in Western Europe.

These brokers are not employees of The Hartford and often represent other companies as well. As such, they are compensated on a commission basis.

Competition
-----------

In the International segment, competition in personal lines insurance comes primarily from direct writers, while in the commercial insurance market, competition comes largely from "composites". Composites are well established companies with both life and property and casualty operations. Within Europe's life insurance industry, there also exists heavy competition from banks and direct writers.

RUNOFF

The Hartford's Runoff segment consists of the property and casualty insurance operations of The Hartford which have ceased writing new and renewal business and the closed book of guaranteed rate contract business ("Closed Book GRC") which includes life products with fixed or indexed rates that are guaranteed for a specific period. Closed Book GRC had no new or renewal business as of the end of 1994. The Runoff segment has no new product sales, distribution system, or competitive issues. The property and casualty insurance operations primarily include First State, located in Boston, Massachusetts and Fencourt, headquartered in Bermuda.

The primary objective of the Runoff segment is to ensure the full and timely payment of all runoff liabilities. Specifically, the primary focus of the property and casualty insurance operations is the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds related to policies written and reinsured prior to 1985. The Closed Book GRC's primary focus is to closely match the interest rate sensitivities of the assets with those of the liabilities, as well as, matching the duration of its assets to that of its liabilities.


OTHER MATTERS

PROPERTY AND CASUALTY RESERVES

The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not yet reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. Further discussion on The Hartford's property and casualty reserves may be found in the Reserves section of the MD&A. In addition, a separate process including a study which reviewed and identified environmental and asbestos exposures in the United States, was performed in 1996 and is fully discussed in the Environmental and Asbestos Claims section of the MD&A.

The Hartford continually reviews its estimated claims and claim adjustment expense reserves as additional experience and other relevant data become available and reserve levels are adjusted accordingly. Such adjustments are reflected in net income of the period in which they are made.

The Hartford continues to receive claims asserting damages from environmental pollution and related clean-up costs and injuries from asbestos and asbestos-related products. Due to deviations from past experience and a variety of social, economic and legal issues, the Company's ability to estimate the future policy benefits, unpaid claims and claim adjustment expenses is significantly impacted.

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties have been discounted to present value. The amount of the discount was approximately $472 and $451 as of December 31, 1996 and 1995, respectively, and the amortization of the discount had no material effect on net income during 1996, 1995 and 1994, respectively.

In the judgment of The Hartford's management, all information currently available has been properly considered in establishing the reserves for unpaid claims and claim adjustment expenses.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 1(c) of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows.

                PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT
                       EXPENSE LIABILITY DEVELOPMENT - NET
                        FOR THE YEARS ENDED DECEMBER 31,


                                      1986    1987     1988     1989     1990    1991     1992     1993     1994     1995    1996
----------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [1]    $5,903  $7,262   $8,168   $8,666   $9,366  $9,796  $11,103  $11,441  $11,623  $12,047 $13,389
Cumulative paid claims and claim
  expenses
     One year later                  1,808   2,089    2,296    2,545    2,789   2,879    2,806    2,832    2,983    2,797      --
     Two years later                 2,916   3,323    3,618    4,013    4,428   4,465    4,415    4,602    4,667       --      --
     Three years later               3,683   4,187    4,577    5,132    5,511   5,605    5,655    5,755       --       --      --
     Four years later                4,275   4,846    5,341    5,863    6,304   6,507    6,507       --       --       --      --
     Five years later                4,743   5,392    5,872    6,435    6,979   7,173       --       --       --       --      --
     Six years later                 5,168   5,787    6,320    6,944    7,505      --       --       --       --       --      --
     Seven years later               5,481   6,155    6,733    7,360       --      --       --       --       --       --      --
     Eight years later               5,803   6,492    7,094       --       --      --       --       --       --       --      --
     Nine years later                6,103   6,815       --       --       --      --       --       --       --       --      --
     Ten years later                 6,397      --       --       --       --      --       --       --       --       --      --
Liabilities reestimated
     One year later                  6,293   7,437    8,342    8,879    9,636  11,053   11,311   11,484   11,856   13,078      --
     Two years later                 6,422   7,619    8,432    9,052   10,780  11,202   11,354   11,691   13,020       --      --
     Three years later               6,718   7,719    8,482   10,200   10,905  11,315   11,582   12,810       --       --      --
     Four years later                6,885   7,827    9,645   10,342   11,151  11,653   12,740       --       --       --      --
     Five years later                7,021   9,117    9,829   10,578   11,515  12,794       --       --       --       --      --
     Six years later                 8,504   9,287   10,068   10,972   12,649      --       --       --       --       --      --
     Seven years later               8,652   9,521   10,478   12,075       --      --       --       --       --       --      --
     Eight years later               8,878   9,943   11,550       --       --      --       --       --       --       --      --
     Nine years later                9,298  10,991       --       --       --      --       --       --       --       --      --
     Ten years later                10,321      --       --       --       --      --       --       --       --       --      --
Deficiency                          $4,418  $3,729   $3,382   $3,409   $3,283  $2,998   $1,637   $1,369   $1,397   $1,031    $ --
----------------------------------------------------------------------------------------------------------------------------------


            PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE
                         LIABILITY DEVELOPMENT - GROSS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                                   1993     1994    1995     1996
----------------------------------------------------------------------------------------------------------------------------------
Net reserve  [1]                                                                                $11,441  $11,623  $12,047 $13,389
   Reinsurance recoverables                                                                       5,385    5,568    5,209   4,703
----------------------------------------------------------------------------------------------------------------------------------
     Gross reserve  [2]                                                                         $16,826  $17,191  $17,256 $18,092
----------------------------------------------------------------------------------------------------------------------------------
Net reestimated reserve                                                                         $12,810  $13,020  $13,078
   Reestimated reinsurance recoverables                                                           6,007    6,103    5,371
----------------------------------------------------------------------------------------------------------------------------------
     Gross reestimated reserve                                                                  $18,817  $19,123  $18,449
----------------------------------------------------------------------------------------------------------------------------------
     Gross deficiency                                                                           $ 1,991  $ 1,932  $ 1,193
----------------------------------------------------------------------------------------------------------------------------------

The above tables exclude the liabilities and claim developments for reinsurance coverage written for related parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed.

[1] Liabilities, net of reinsurance for unpaid claims and claim adjustment expenses excluded, were $495, $550 and $500 of December 31, 1994, 1995 and 1996, respectively.

[2] Liabilities, gross of reinsurance for unpaid claims and claim adjustment expenses excluded, were $244, $280 and $211 as of December 31, 1994, 1995 and 1996, respectively.

Included in the tables above is the impact of the change in The Hartford's method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants, which was effective January 1, 1994. See Note 1(b) of Notes to Consolidated Financial Statements for further discussion of this accounting change.

LIFE RESERVES

In accordance with applicable insurance regulations under which the Life segment operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For The Hartford's individual life, universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

The stability of The Hartford's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period of approximately seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect The Hartford from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies. In addition, The Hartford's fixed market value adjusted annuities discourage surrender by policyholders. The Hartford's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

Regulatory requirements applying to property and casualty premium rates vary from state to state, but generally provide that rates shall not be inadequate, excessive or unfairly discriminatory. Rates for many products, including automobile and homeowners insurance, are subject to prior regulatory approval in many states. Ocean marine insurance rates are exempt from rate regulation. Subject to regulatory requirements, management determines the rates charged for its policies. Methods for arriving at rates vary by product, exposure assumed and size of risk.

While premium rates in the property and casualty insurance business are for the most part subject to regulation, such rates are not in most instances uniform for all insurers within a given jurisdiction, or in all jurisdictions. The Hartford is a member of various fire, casualty and surety rating organizations. For some lines of business, The Hartford uses the rates and rating plans which are filed by these organizations in the various states, while for other lines of business it uses loss cost data published by such organizations. The Hartford also uses its own independent rates or otherwise departs from rating organization rates, where appropriate.

Most states have enacted legislation which regulates insurance holding company systems such as The Hartford. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

State insurance regulation requires property and casualty insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms to provide risks with various basic or minimum insurance coverage when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in so-called FAIR Plans or Windstorm Plans providing basic property coverage. Additionally, some states mandate such participation in facilities for providing medical malpractice insurance. Participation is based upon the amount of a company's written premiums in a particular state for the classes of insurance involved.

The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford's International operations are comprised of insurers licensed in their respective countries and, therefore, are subject to generally less restrictive domestic insurance regulations.

RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-based Capital".

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Initiatives section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Initiatives section of the MD&A under "Insolvency Fund".

REINSURANCE

In accordance with normal industry practice, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. For property and casualty operations, these reinsurance arrangements provide greater diversification of business and limit The Hartford's maximum net loss arising from large risks or catastrophes.

A major portion of The Hartford's property and casualty reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with other reinsurers that protect it against a specified part or all of certain losses over stipulated amounts.

The ceding of insurance does not discharge the original insurer from its primary liability to the policyholder. The original insurer would remain liable in those situations where the reinsurer is unable to meet the obligations assumed under reinsurance agreements. The Hartford has established strict standards that govern the placement of reinsurance and monitors ceded insurance security. Virtually all of The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee.

Relative to life operations, The Hartford reinsures with other companies. As of December 31, 1996, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $1.3, excluding accidental death benefits.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is the return on invested assets. The Hartford's investment activities are generally divided between property and casualty insurance and life insurance. The investment portfolios of both the property and casualty and the life operations are managed based on the underlying characteristics and nature of their respective liabilities.

The investment objective of property and casualty operations is the maximization of after-tax income consistent with long-term capital growth and maintenance of appropriate liquidity to meet corporate and policyholder obligations. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The primary investment objective of the Life segment's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets to that of policyholder obligations). Life operations use various derivatives to modify the characteristics of its investments.

For a further discussion of strategies including derivative utilization, see the Investments section of the MD&A under "Life Asset and Liability Management Strategies" , as well as Note 3 of Notes to Consolidated Financial Statements.

EMPLOYEES

The Hartford had approximately 22,000 employees as of December 31, 1996.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 1997 Proxy Statement. In addition to those executive officers who are listed in the 1997 Proxy Statement, listed below are the following Company executive officers, the majority of whom have served in similar positions for The Hartford prior to the Distribution (referred to herein as "Hartford Fire"):

JOHN F. DONAHUE, 61, became Senior Vice President, International/Reinsurance Operations of The Hartford in June 1996. Prior to that, he served as Senior Vice President,

Business Development and Director of reinsurance operations of The Hartford. He also served as Senior Underwriting Officer of Hartford Fire. Mr. Donahue holds the designation of Chartered Property/Casualty Underwriter. He was elected Vice President of Hartford Fire in 1980 and named Director of the commercial lines of business for Hartford Fire in 1987.

JOSEPH H. GAREAU, 50, has been Executive Vice President and Chief Investment Officer of Hartford Fire since 1993 and became Executive Vice President and Chief Investment Officer of the Company in December 1995. Prior to that time, he served as Senior Vice President and Chief Investment Officer for the domestic property and casualty operations of Hartford Fire. Mr. Gareau was elected Vice President of Hartford Fire in 1987.

HELEN G. GOODMAN, 56, has been Senior Vice President, Human Resources of Hartford Fire since 1994 and became Senior Vice President, Human Resources of the Company in December 1995. Prior to that time, she held the position of Senior Vice President, Human Resources for Tambrands Inc.

EDWARD L. MORGAN, 53, has been Senior Vice President, Corporate Relations and Government Affairs of Hartford Fire since 1993 and became Senior Vice President, Corporate Relations and Government Affairs of the Company in December 1995. From 1991 to 1993, he served as Vice President and Director of Corporate Relations of Hartford Fire. Prior to that time, Mr. Morgan held the position of Vice President of Corporate Relations at Allstate Insurance Company.

JAMES J. WESTERVELT, 50, has been Senior Vice President and Group Controller of Hartford Fire since 1994. He was appointed to the same position for the Company in December 1995. He was elected Vice President and became Group Controller in 1989.

MICHAEL S. WILDER, 55, has been Senior Vice President of Hartford Fire since 1987 and General Counsel of Hartford Fire since 1975. He became Senior Vice President and General Counsel of the Company in December 1995.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. The Hartford's international subsidiaries own approximately 202 thousand square feet of office space in the United
Kingdom, 218 thousand square feet of office space in the Netherlands and 94 thousand square feet of office space in Spain. In addition, The Hartford leases approximately 5.1 million square feet throughout the United States and 156 thousand square feet in other countries.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, final outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of The Hartford.

The Hartford is involved in claim litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed above and in the MD&A under the section
Environmental and Asbestos Claims, The Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, reserving methodologies and reinsurance coverages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of The Hartford during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE HARTFORD'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Hartford's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HIG." On December 20, 1995, the common stock began regular trading on the NYSE.

The following table presents high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share:


                          Common Stock Price       Dividends
                            High        Low         Declared
----------------------- ----------------------- -----------------
1996
First quarter             $53.00     $47.13          $0.40
Second quarter             54.13      45.50           0.40
Third quarter              59.63      50.75           0.40
Fourth quarter             69.50      59.13           0.40
----------------------- ----------- ----------- -----------------
1995
Fourth quarter [1]       $49.13      $48.13          $  --
----------------------- ----------- ----------- -----------------
[1] Represents the period from December 20, 1995 (the day regular trading of The Hartford's common stock commenced on the NYSE) through December 29, 1995 (the last trading day in 1995).

At February 28, 1997, there were approximately 60,000 shareholders of record of The Hartford's common stock.

In 1997, The Hartford expects to continue to pay quarterly dividends on its common stock of $0.40 per share. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of The Hartford on a stand-alone basis and the impact of regulatory restrictions discussed in the Liquidity Requirements section of the MD&A. Prior to the Distribution, dividends that The Hartford declared were paid to ITT, which then paid dividends to its shareholders.

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to ITT Hartford Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".


ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                                               1996            1995           1994           1993           1992
---------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues                                                $    12,473    $     12,150   $     11,102   $     10,338   $      9,862
Income (loss) before cumulative effect of
   accounting changes [1]                                       (99)            559            632            537           (274)
Net income (loss) [1] [2]                               $       (99)   $        559   $        644   $        537   $       (653)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                            $   108,840    $     93,855   $     76,765   $     66,179   $     54,180
Long-term debt and redeemable preferred stock                 1,032           1,022            682            842            867
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   parent junior subordinated debentures                      1,000              --             --             --             --
Stockholders' equity                                    $     4,520    $      4,702   $      3,184   $      4,012   $      3,679
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA [3]
Income (loss) before cumulative effect of
   accounting changes [1]                               $     (0.84)   $       4.77   $       5.40    $      4.59    $     (2.34)
Net income (loss) [1] [2]                               $     (0.84)   $       4.77   $       5.50    $      4.59    $     (5.58)
Dividends declared per common share [4]                 $      1.60    $       6.65   $       1.94    $      1.90    $      1.16
---------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [5]                        105.2           104.5          102.5          103.6          112.3
Worldwide Property & Casualty [5] [6]                         105.1           104.1          102.2          104.8          114.8
---------------------------------------------------------------------------------------------------------------------------------

[1] 1996 includes other charges of $693, after-tax, or $5.91 per share, consisting primarily of environmental and asbestos reserve increases and recognition of losses on the closed book of guaranteed rate contract business (for additional information see MD&A). 1992 includes after-tax reserve strengthening actions (as described in item 5 below) of $759, or $6.48 per share.
[2] 1994 includes $12, after-tax, or $0.10 per share, for the net cumulative effect of accounting changes for accounting for certain investments in debt and equity securities and the change in the method of discounting to present value certain workers' compensation reserves (for additional information see Note 1(b) in Notes to Consolidated Financial Statements). 1992 includes a net charge of $379, or $3.24 per share, for the net cumulative effect of accounting changes for postemployment and postretirement benefits other than pensions.
[3]  Actual number of average common shares  outstanding at December 31, 1995 of
     117.1 is retroactively presented for all prior periods.
[4] Prior to the Distribution, dividends that The Hartford declared were paid to ITT, which then paid dividends to its shareholders.
[5] 1996 excludes the impact of $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was 116.9 for the North American Property & Casualty segment (for additional information see MD&A) and 114.7 for the Worldwide Property & Casualty. The 1992 combined ratio excludes the impact of $900, before-tax, of reserve strengthening actions taken to address loss developments in surplus lines and reinsurance at First State Insurance Company and its subsidiaries reported in the Runoff Segment and $250 of legal defense costs associated with environmental-related claims. Including the impact of these actions, the combined ratio for 1992 was 135.4 for the North American Property & Casualty segment and 133.7 for the Worldwide Property & Casualty.
[6] For the periods after 1992, the combined ratios exclude the results of the Runoff segment.

Outlined in the table below are U.S. Industry Combined Ratios for each of the five years ended December 31:

                                                                1996           1995           1994           1993           1992
---------------------------------------------------------------------------------------------------------------------------------
U.S. Industry Combined Ratios  (a)                             107.0          106.4          108.4          106.9          115.7
---------------------------------------------------------------------------------------------------------------------------------

(a) U.S. Industry Combined Ratio information obtained from A.M. Best. 1996's combined ratio is an estimate prepared as of January 1997.

ITEM 7.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE F-1.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon ITT Hartford Group, Inc. ("The Hartford" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including those described with the forward-looking statements herein.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

================================================================================
INDEX
================================================================================

Distribution                                                10
Consolidated Results of Operations: Operating Summary       10
North American Property & Casualty                          12
Life                                                        14
International                                               17
Runoff                                                      18
Reserves                                                    20
Environmental and Asbestos Claims                           20
Investments                                                 22
Capital Resources and Liquidity                             29
Regulatory Initiatives                                      32
Effect of Inflation                                         32

================================================================================
DISTRIBUTION
================================================================================
On December 19, 1995, ITT Corporation ("ITT") distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock (the "Distribution" or "Spin-off"). As a result of the Distribution, The Hartford became an independent publicly-traded company. "Regular Way" trading of The Hartford's common stock on the New York Stock Exchange (under the symbol "HIG") commenced on December 20, 1995. In connection with this transaction, ITT transferred First State Insurance Company, together with its subsidiaries, and Fencourt Reinsurance Company, Ltd., both of which were wholly owned companies of ITT, to The Hartford prior to the Distribution. Consistent with the Consolidated Financial Statements and related Notes, the financial information included herein reflects the results of The Hartford as if it were a separate entity for all periods presented. For additional information, see "Distribution Agreement" under Capital Resources and Liquidity.

================================================================================
CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY
================================================================================

OVERVIEW
                                                                                      1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                             $       10,076     $        9,628     $        8,753
Net investment income                                                                2,523              2,420              2,259
Net realized capital gains (losses)                                                   (126)               102                 90
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                            12,473             12,150             11,102
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                       8,942              7,769              7,314
Amortization of deferred policy acquisition costs                                    1,678              1,658              1,513
Other expenses                                                                       2,171              1,981              1,423
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                       12,791             11,408             10,250
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                     (318)               742                852
Income tax expense (benefit)                                                          (219)               180                214
Dividends on subsidiary preferred stock                                                 --                 (3)                (6)
---------------------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  (99)               559                632
Cumulative effect of accounting changes, net of tax expense of $7                       --                 --                 12
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS)                                                             (99)               559                644

Less:    Cumulative effect of accounting changes, net of tax expense of $7              --                 --                 12
         Net realized capital gains, after-tax  [1]                                     57                 67                 59
         Other charges                                                                (693)                --                 --
         Allocated Distribution items                                                   --                 14                 50
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                       $         537     $          478     $          523
---------------------------------------------------------------------------------------------------------------------------------

[1] 1996 excludes the Closed Book GRC (see below) net realized capital loss of $137, after-tax. This amount is included in other charges.

Net income, excluding the impact of accounting changes, net realized capital gains, after-tax, other charges and allocated Distribution items was $537 for 1996 compared with $478 for 1995 and $523 in 1994. The Hartford defines this presentation of after-tax operational results as "core earnings".

Core earnings increased $59, or 12%, to $537 in 1996 due primarily to increased revenues earned on a growing annuity asset base, growth in net investment income, increased group insurance premiums and favorable mortality experience, partially offset by after-tax underwriting losses resulting from higher catastrophes in 1996.

1995 core earnings decreased $45, or 9%, from 1994 due primarily to the impact of the Dow Corning breast implant claims settlement, a loss from a single industrial fire covered by the Industrial Risk Insurance ("IRI") pool and losses attributable to Hurricane Opal. Additionally, results in the closed book of guaranteed rate contract business ("Closed Book GRC") reflected losses due to lower investment earnings on mortgage-backed securities, the result of prepayment experience in excess of assumed levels. Improved property and casualty net investment income and growth in sales of annuities and corporate owned life insurance ("COLI") products partially offset the core earnings decline.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Items excluded from core earnings include the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and the change in the method of discounting to present value certain workers' compensation reserves, the cumulative net effect of which totaled $12, after-tax, recorded as of January 1, 1994. Upon adoption of SFAS No. 115, the amortized cost basis of mortgage-backed interest-only investments were written down to fair value and reflected as a cumulative effect of accounting change of $(30) after-tax. A change in the method of discounting certain workers' compensation reserves from one that used statutory interest rates to one utilizing a "risk-free" market rate resulted in a $42 after-tax cumulative effect benefit.

NET REALIZED CAPITAL GAINS

See Investment Results in the Investments discussion.

OTHER CHARGES

Net income for 1996 includes other charges related to environmental and asbestos reserve increases, net of taxes, of $(429) in the North American Property & Casualty segment and $(81) at First State in the Runoff segment (as discussed in the Environmental and Asbestos Claims section), recognition of losses on Closed Book GRC of $(169) (as discussed in the Runoff section) and other, primarily foreign tax-related items, of $(2) in each of the North American Property & Casualty and Life segments and $(10) in the Runoff segment.

ALLOCATED DISTRIBUTION ITEMS

As part of the Distribution, The Hartford was allocated amounts originally recorded at the ITT corporate level. The allocations resulted in net income of $14 and $50 in 1995 and 1994, respectively. For more information on liability sharing arrangements related to the Distribution, see "Distribution Agreement" and "Tax Allocation Agreement" under Capital Resources and Liquidity.

INCOME TAXES

The effective tax rates for 1996, 1995 and 1994 were 20%, 24% and 25%, respectively, excluding the impact of other charges in 1996. Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% U.S. statutory rate. Income taxes paid in 1996, 1995 and 1994 were $170, $302 and $317, respectively. For additional information, see "Tax Allocation Agreement" under Capital Resources and Liquidity.

PER COMMON SHARE

The following table represents per common share data and return on equity for the past three years:

                                     1996       1995      1994
-----------------------------------------------------------------
Weighted average common shares
   outstanding [1]                  117.3     117.1      117.1
Operating income (loss)            $(2.71)    $6.34      $7.28
Net income (loss)                  $(0.84)    $4.77      $5.50
Return on equity [2] [3]             (2.3)%    12.6%      15.4%
----------------------------------------------------------------
[1] Actual number of common shares outstanding at December 31, 1995 of 117.1 million is retroactively presented for December 31, 1994.
[2] Calculated by dividing net income by average equity excluding unrealized gain (loss), after-tax.
[3] 1996 return on equity excluding the other charges noted above from net income was 13.8%.

SEGMENT RESULTS

The Hartford's reporting segments reflect the management structure of the Company. These segments consist of North American Property & Casualty, Life, and International, all of which represent ongoing operations, and Runoff. Runoff includes operations which have ceased writing new and renewal business.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that for consideration received, one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims.

The following is a summary of core earnings by segment.

                                     1996      1995       1994
----------------------------------------------------------------
N. A. Property & Casualty           $ 270     $ 251      $ 309
Life                                  251       221        149
International                          87        91         62
Runoff                                (71)      (85)         3
----------------------------------------------------------------
   CORE EARNINGS                    $ 537     $ 478      $ 523
----------------------------------------------------------------

A description of each segment, as well as an analysis of the operating results summarized above, is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

================================================================================
NORTH AMERICAN PROPERTY & CASUALTY
================================================================================

OPERATING SUMMARY

                                                                                      1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                             $        5,657     $        5,662     $        5,504
Net investment income                                                                  661                646                606
Net realized capital gains                                                              15                 29                 69
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             6,333              6,337              6,179
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                       4,994              4,315              4,070
Amortization of deferred policy acquisition costs                                    1,154              1,178              1,121
Other expenses                                                                         584                510                524
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        6,732              6,003              5,715
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                     (399)               334                464
Income tax expense (benefit)                                                          (248)                61                104
Dividends on subsidiary preferred stock                                                 --                 (3)                (6)
---------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                (151)               270                354
Cumulative effect of accounting changes, net of tax expense of $7                       --                 --                 12
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                           (151)               270                366

Less:    Cumulative effect of accounting changes, net of tax expense of $7              --                 --                 12
         Net realized capital gains, after-tax                                          10                 19                 45
         Other charges                                                                (431)                --                 --
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                      $          270     $          251     $          309
---------------------------------------------------------------------------------------------------------------------------------

Core earnings for the North American Property & Casualty segment were $270, an increase of $19 from 1995, primarily due to a $53 increase in after-tax net investment income partially offset by a $37 increase in after-tax underwriting loss. The increased underwriting loss resulted from significantly higher catastrophe and winter storm losses in 1996 partially offset by two material items discussed in the following Summary Underwriting Results section, which adversely affected underwriting results in 1995. 1995 core earnings of $251 were down $58 from 1994 due to the two material items noted, as well as decreased income from third party servicing contracts and very favorable workers' compensation loss experience in 1994.

Within the North American Property & Casualty segment, management analyzes the results of operations by the following four major components on a before-tax basis:

                                     1996      1995       1994
----------------------------------------------------------------
Underwriting results               $ (986)  $  (270)   $  (182)
Net investment income                 661       646        606
Net realized capital gains             15        29         69
Other miscellaneous expenses           89        71         29
----------------------------------------------------------------
  Operating income                 $ (399)  $   334    $   464
----------------------------------------------------------------

The following discussion summarizes underwriting results by major operation (as defined below) and other miscellaneous expenses. As previously noted, net investment income and net realized capital gains are covered in a separate discussion in the Investments section. Other charges, consisting primarily of an increase in environmental and asbestos reserves, are discussed in the Environmental and Asbestos Claims section.

SUMMARY UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table shows written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment.

                                     1996      1995       1994
----------------------------------------------------------------
Written premiums                  $ 5,688   $ 5,670   $  5,648
Underwriting results [1]          $  (326)  $  (270)  $   (182)
Combined ratio [1] [2]              105.2     104.5      102.5
----------------------------------------------------------------
[1] 1996 excludes the impact of $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was
116.9 for the North American Property & Casualty  segment.
[2] "Combined ratio" is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned (the "loss ratio") and the ratio of underwriting expenses incurred to premiums written (the "expense ratio"). A combined ratio under 100.0 generally indicates an underwriting profit. Federal income taxes, net investment income, deferred policy acquisition costs and other non-underwriting expenses are not reflected in the combined ratio.

Written premiums for this segment were up slightly in 1996 and 1995 from the respective prior year's results. Continued growth in target markets such as reinsurance, small commercial accounts and business written under an exclusive licensing arrangement with The American Association of Retired Persons ("AARP") was offset by decreased premiums from mid-to-large commercial accounts, agency personal lines and residual markets. The conversion of certain workers' compensation business to large deductible programs also depressed the growth in written premiums.

1996 underwriting losses before-tax increased $56 over 1995 primarily due to severe weather-related catastrophe experience, most notably several first quarter winter storms and Hurricane Fran in September. These events drove total catastrophe losses in 1996 to exceed 1995 by approximately $130 causing a 2.3 point increase in the combined ratio.

Underwriting results for 1995 were $88 lower than the prior year largely due to the impact of two items: a $40 loss, net of reinsurance, in connection with the settlement of claims against Dow Corning Corporation alleging product defects arising from breast implants, and a net $32 loss resulting from a single industrial fire covered by the IRI pool. These non-recurring items increased the combined ratio by 1.3 points in 1995. The 1994 combined ratio of 102.5 was lower than both the adjusted (excluding the non-recurring items) 1995 and 1996 combined ratios by 0.7 points and 0.4 points, respectively, largely due to favorable loss experience in workers' compensation in 1994.

The  North  American  Property  &  Casualty  segment  consists  of  three  major
operations:   Commercial,  Personal  and  Reinsurance.  A  description  of  each operation, including an analysis of underwriting results, follows.

Commercial
----------
                                     1996      1995        1994
----------------------------------------------------------------
Written premiums                  $ 3,211   $ 3,335     $ 3,427
Underwriting results              $  (201)  $  (227)    $  (119)
Combined ratio                      105.7     106.6       102.5
----------------------------------------------------------------

Commercial Insurance Operations (CIO) provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. CIO is organized into three customer market segments: Commercial Business Insurance Operations (CBI), Commercial Affinity Segment (CAS), and Specialty Commercial Lines (SCL). CBI provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). Agricultural, livestock and marine products are also managed within CBI. CAS provides commercial risk management products and services to members of affinity groups and customers of financial institutions. SCL provides insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. SCL's results include the bond lines and First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers.

Written premiums decreased 4% in 1996 to $3.2 billion, compared to a 3% decrease in the previous year. A decline in workers' compensation premium from less profitable involuntary workers' compensation pools and increasingly intense price competition are the primary causes for the 1996 decrease. The decrease in 1995 premium volume reflected the conversion of workers' compensation business to large deductible programs and a reduction in The Hartford's participation in the less profitable voluntary and involuntary workers' compensation pools.

1996 underwriting results improved $26 compared with the prior year, reflecting the impact in 1995 of a $40 loss, net of reinsurance, in connection with a settlement of claims against Dow Corning Corporation alleging product defects arising from breast implants. Excluding the impact of this settlement on the prior year comparison, 1996 underwriting results deteriorated $14 from 1995, reflecting a 0.3 increase in the combined ratio to 105.7 from the adjusted 1995 level. This decline was due to deterioration in property results which were adversely impacted by severe catastrophes and winter storms and several large losses. Despite intense competition, workers' compensation results partially offset the 1996 deterioration reflecting the impacts of legislative reforms, depopulation in residual pools and effective managed care related initiatives.

1995 underwriting performance deteriorated $108 compared with 1994, increasing the combined ratio 4.1 points to 106.6. Excluding the impact of the Dow Corning settlement, 1995 results declined $68 over 1994. This decline was the result of higher claims and claim adjustment expense costs in workers' compensation and liability products and the increase in intensity of competition.

Personal
--------
                                     1996      1995        1994
----------------------------------------------------------------
Written premiums                  $ 1,864   $ 1,813     $ 1,740
Underwriting results              $  (110)  $   (21)    $   (56)
Combined ratio                      105.2     100.9       102.7
----------------------------------------------------------------

Personal operations provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States and Canada. Personal operations are organized to provide customized products and services to three market opportunities: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents; and members of other affinity groups through a new organization that is building from the AARP operation competencies. AARP's exclusive licensing arrangement continues through the year 2002, thus providing the Company with an important competitive advantage.

Written premiums increased 3% in 1996 compared to a 4% increase in 1995. Both years include strong growth in AARP premium which is benefiting from the favorable expansion of this demographic group, partially offset by a selective disinvestment in unprofitable states and under-performing agents. AARP premiums represented 64% of the 1996 Personal operations premium, up from 62% in 1995 and 59% in 1994.

Underwriting results decreased by $89 in 1996, with a 4.3 point increase in the combined ratio. These results were due to severe catastrophe and winter storm losses, partially offset by improved automobile profitability resulting from expanded cost containment initiatives. Underwriting results improved by $35 in 1995 over 1994 with a corresponding 1.8 point improvement in the combined ratio due to lower catastrophe losses and improved automobile results.

Reinsurance
-----------
                                     1996      1995        1994
----------------------------------------------------------------
Written premiums                    $ 613    $  522       $ 481
Underwriting results                $ (15)   $  (22)      $  (7)
Combined ratio                      102.8     104.3       101.8
----------------------------------------------------------------

The Hartford assumes reinsurance worldwide through its seven Hartford Reinsurance Company ("HartRe") offices located in Hartford, San Francisco, Toronto, London, Madrid, Munich and Hong Kong. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business.

Written premiums increased 17% in 1996 and 9% in 1995 primarily due to growth in U.S. casualty and specialty lines. This growth resulted from a combination of new business opportunities, an increased level of renewals, and continued new product development in specialty lines, partially offset by a reduction in domestic and international property and marine rates.

1996 underwriting results increased $7 compared with 1995. Excluding the impact of the 1995 IRI fire loss described previously, underwriting results decreased $25 in 1996 due to underwriting losses of $11, resulting from a strategic shift in the business mix to longer-tailed casualty and specialty lines, catastrophe and severe winter storm losses of $5 and several large individual risk losses of $9.

1995 underwriting results decreased $15 compared with 1994 due primarily to HartRe's participation in the IRI pool which suffered its largest single loss. HartRe's share of that single loss was $32. Excluding the impact of this loss, HartRe generated an underwriting gain of $10 and a combined ratio of 97.4 in 1995.

OTHER MISCELLANEOUS EXPENSES

Other miscellaneous expenses, which also include miscellaneous income items, were $89 in 1996, up from $71 in 1995. This increase was primarily due to increased debt costs from additional borrowings partially offset by increased service fee income from third party administration and involuntary pool servicing contracts. Two major national servicing contracts, entered into in 1996, contributed to this increase in service fee income.

Other miscellaneous expenses for 1995 of $71 increased from $29 in 1994. This increase was largely attributable to a decrease in service fee income from third party administration and involuntary pool servicing contracts. The reduction in service fee income was due to lower servicing carrier allowances caused by the substantial depopulation of workers' compensation and involuntary pools. Increased debt costs also impacted other miscellaneous expenses in 1995.

OUTLOOK

Difficult market conditions and intense price competition within the property and casualty industry show no signs of diminishing in the near term. However, two major actions were completed in 1996 which management believes will counterbalance these negative external factors and position the North American Property & Casualty segment for significant improvement in operating performance in 1997. First, the adverse impact on earnings from environmental and asbestos liabilities that had been experienced in prior years was addressed through the establishment of additional reserves upon completion of a thorough database review as described in the Environmental and Asbestos Claims section. In addition, the North American Property & Casualty segment was reorganized to maximize responsiveness to its customers by grouping market segments and product lines according to their respective markets and further strengthening an already strong, results-focused management team. As a result of these actions, as well as dedication to growing targeted market segments, rigorous expense management and utilization of alternative distribution channels, management believes the North American Property & Casualty segment stands poised to successfully overcome the challenges ahead.

================================================================================
LIFE
================================================================================

OPERATING SUMMARY
                                                                                      1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                     $       3,068      $       2,643     $        2,116
Net investment income                                                                1,323              1,114                922
Net realized capital gains (losses)                                                     --                 (4)                 1
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             4,391              3,753              3,039
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                       2,435              1,978              1,909
Amortization of deferred policy acquisition costs                                      241                193                145
Other expenses                                                                       1,337              1,251                764
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        4,013              3,422              2,818
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                             378                331                221
Income tax expense                                                                     129                113                 71
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                   249                218                150

Less:    Net realized capital gains (losses), after-tax                                 --                 (3)                 1
         Other charges                                                                  (2)                --                 --
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         251      $         221      $        149
---------------------------------------------------------------------------------------------------------------------------------

Core earnings in the Life segment increased $30, or 14%, to $251 in 1996 from $221 in 1995 primarily reflecting (i) an increase in earnings of $32 in the Investment Products division principally driven by an increase in total account value due to sales of individual annuities and stock market appreciation, (ii) a $7 increase in the Individual Life Insurance division due to growth in individual life insurance in force and favorable mortality experience, (iii) an increase in earnings of $13 in the Employee Benefits division principally due to an increase in group insurance premiums and favorable morbidity experience and
(iv) a decrease in core earnings of $22 in the Corporate Operation division due primarily to a guaranty fund adjustment of $10 in 1995 resulting from lower than expected insolvencies in the insurance industry as well as an increase in debt service costs in 1996.

Core earnings increased $72, or 48%, to $221 in 1995 from $149 in 1994 largely due to (i) a $30 increase in the Investment Products division principally driven by an increase in total account value, (ii) an $11 increase in the Individual Life Insurance division principally due to growth in the inforce block and favorable mortality experience and expense trends and (iii) a $21 increase in the Employee Benefits division principally due to an increase in group premiums and favorable morbidity experience, as well as growth in the COLI block of business.

The Life segment operates in three principal divisions: Investment Products, Individual Life Insurance and Employee Benefits as outlined in the table below. In addition, the Life segment maintains a Corporate Operation through which it reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenue and expenses not specifically allocable to any of its business segments.


SUMMARY RESULTS BY DIVISION

                                                              1996                        1995                        1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Core                        Core                     Core
                                                     Revenues      Earnings      Revenues      Earnings      Revenues   Earnings
---------------------------------------------------------------------------------------------------------------------------------
Investment Products                               $    1,018    $      146    $      761    $     114     $     571     $  84
Individual Life Insurance                                472            44           408           37           391        26
Employee Benefits                                      2,834            79         2,523           66         2,049        45
Corporate Operation                                       67           (18)           61            4            28        (6)
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                    $    4,391    $      251    $    3,753    $     221     $   3,039     $  149
---------------------------------------------------------------------------------------------------------------------------------

The following describes each division, including products and services offered, and analyzes the above results.

Investment Products
-------------------

The Investment Products division markets fixed and variable annuities, deferred compensation plan services for municipal governments and corporations, structured settlements and other special purpose annuity contracts, investment management contracts, and mutual funds. The Company was rated the number one writer of variable annuities for 1996 with a 13% market share according to the Variable Annuity and Research Data Service.

Revenues increased $257, or 34%, to $1.0 billion in 1996 from $761 in 1995. This increase was principally the result of a $216 increase in premiums and other considerations, reflecting a substantial increase in aggregate fees earned due to the division's growing block of separate account assets. The average separate account assets of this segment increased to $37.5 billion in 1996 from $26.3 billion in 1995 primarily due to sales of individual annuities of approximately $10 billion in 1996 and $7 billion in 1995, as well as significant market appreciation in both 1996 and 1995. In addition, the average general account assets of this segment increased to $7.7 billion in 1996 from $6.5 billion in 1995 largely as a result of growth in the general account portion of the individual variable annuity products of the Investment Products division. The growth in this division in 1996 also resulted in an increase in total benefits, claims and expenses of $199, or 34%, to $791 in 1996 from $592 in 1995. The 38% growth in average account value in 1996, coupled with an overall reduction in individual annuity expenses as a percentage of total individual annuity account value to 28 basis points in 1996 from 31 basis points in 1995, contributed to the growth in core earnings of $32, or 28%, to $146 in 1996 from $114 in 1995.

Similar factors generated an increase in 1995, as compared with 1994, in revenues of $190, or 33%, average general account assets of $1.3 billion, or 26%, average separate account assets of $8.0 billion, or 44%, total benefits, claims and expenses of $149, or 34%, core earnings of $30, or 36%, and a reduction in individual annuity expenses as a percentage of total individual annuity account value to 31 basis points in 1995 from 35 basis points in 1994.

Individual Life Insurance
-------------------------

Individual Life Insurance products include variable life insurance, universal life insurance, interest-sensitive whole life insurance and term life policies. Individual Life Insurance business also includes modified guaranteed life and traditional whole life.

Revenues increased $64, or 16%, to $472 from $408 in 1995. This increase was primarily due to a $47 increase in premiums and other considerations, reflecting an increase in cost of insurance charges and variable life fees applied to a larger block of business as insurance in force increased to $52 billion in 1996 from $48 billion in 1995. Total benefits, claims and expenses increased $54, or 15%, to $404 in 1996 from $350 in 1995. This increase reflects the increase in the block of individual life insurance business offset partially by favorable mortality results. The combination of business growth and favorable mortality experience resulted in an increase in core earnings of $7, or 19%, to $44 in 1996 from $37 in 1995.

Two other events, along with those mentioned above, influenced the results of 1995 compared with 1994. In 1994, the Life segment assumed $218 of individual life insurance reserves from the Pacific Standard Life Insurance Company. This affected both revenues and total benefits, claims and expenses for 1994.
Expenses were also positively influenced by the consolidation of the professional functions previously performed in Minneapolis, Minnesota into the Life segment's Simsbury, Connecticut location. The combination of this acquisition, internal growth, expense management and favorable mortality experience caused core earnings in this division to increase $11, or 42%, to $37 in 1995 from $26 in 1994.

Employee Benefits
-----------------

Employee Benefits consists of two areas of operation: Group Insurance and Specialty Insurance Operations. Through the Group Insurance Operation, the Company markets group long-term and short-term managed disability, group life, stop loss, and supplementary medical coverage to employers and employer-sponsored plans and accidental death and dismemberment, travel and special risk coverage to associations. The Specialty Insurance Operation unit consists of the Company's COLI business, life/health reinsurance operations, and international operations.

Revenues increased $311, or 12%, to $2.8 billion in 1996 from $2.5 billion in 1995. This increase was largely the result of (i) a $162 increase in premiums and other considerations, reflecting a $226 increase in group insurance premiums from strong group disability sales and renewals, partially offset by a decline in leveraged COLI premiums as a result of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996", as discussed below) legislation and (ii) a $149 increase in net investment income, primarily due to an increase in COLI account values. Total benefits, claims and expenses increased $295, or 12%, to $2.7 billion in 1996 from $2.4 billion in 1995. This increase generally reflected an increased block of group disability business and other group insurance and an increase in the Life segment's COLI block of business, partially offset by a $41 decrease in dividends to policyholders primarily due to the elimination of sales of leveraged COLI as a result of the enactment of the HIPA Act of 1996. In addition, expenses in the group insurance business, as a percentage of premiums, have declined over the past several years. This trend, along with favorable mortality and morbidity experience, as well as the factors mentioned above, resulted in an increase in core earnings in this division of $13, or 20%, to $79 in 1996 from $66 in 1995.

Sales of  leveraged  COLI  were  $867 and $306 in 1995 and  1994,  respectively.
Revenues increased $474, or 23%, in 1995, primarily due to a $353 increase related to COLI premiums. Total benefits, claims and expenses increased $442, or 22%, in 1995 of which $344 related to COLI. The additional growth in the COLI and group insurance business, expense reductions associated with the decision to exit the fully insured medical business, and factors similar to those discussed above for 1996 caused core earnings in this division to increase $21, or 47%, to $66 in 1995 from $45 in 1994.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Life segment's asset growth and to maximize shareholder value. The Life segment's strong market position in each of its businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Life segment's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

The HIPA Act of 1996 phases out the deductibility of interest on policy loans under COLI by 1998, thus eliminating all future sales of leveraged COLI. The leveraged COLI product has been an important contributor to the Life segment's profitability in recent years and will continue to contribute to the profitability of the Life segment in the future, although the level of profit will decline after 1998. However, the Employee Benefits division has growth opportunities through variable COLI and other non-qualified deferred compensation vehicles, reinsurance and international operations. The Company expects continued growth in core earnings for the Life segment in 1997. See the Capital Resources and Liquidity section under "Subsequent Events".

================================================================================
INTERNATIONAL
================================================================================

OPERATING SUMMARY
                                                                                      1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                              $       1,342      $       1,309     $        1,116
Net investment income                                                                  205                183                135
Net realized capital gains                                                              79                 48                 23
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             1,626              1,540              1,274
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                         931                901                757
Amortization of deferred policy acquisition costs                                      284                276                241
Other expenses                                                                         201                179                163
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        1,416              1,356              1,161
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                             210                184                113
Income tax expense                                                                      71                 61                 37
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                   139                123                 76

Less:    Net realized capital gains, after-tax                                          52                 32                 14
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                       $          87      $          91      $          62
---------------------------------------------------------------------------------------------------------------------------------

The International segment includes direct insurance business written by local companies in the United Kingdom, namely ITT London & Edinburgh, the Netherlands and Belgium, Zwolsche Algemeene, and Spain, ITT Ercos. These companies primarily offer property and casualty products in both personal and commercial lines. Zwolsche Algemeene and ITT Ercos also offer life products designed to meet the needs of local customers.

Core earnings in the International segment of $87 in 1996 decreased $4, or 4%, from 1995, following a $29, or 47%, increase in 1995 over 1994. The decrease in earnings from 1995 was primarily the result of deteriorating underwriting results due to heightened competition in the United Kingdom and unfavorable foreign exchange impacts, partially offset by growth in net investment income. 1996 revenues of $1.6 billion were $86, or 6%, higher than 1995 primarily due to growth at Zwolsche Algemeene and 1995 results at ITT Ercos only reflecting eight months of activity due to its acquisition by the Company in May 1995. Growth over 1995 was dampened by soft market conditions in the United Kingdom.
Additionally, the U.S. dollar strengthened during 1996 compared to 1995, resulting in unfavorable foreign exchange translation movements during 1996 resulting in approximately $37 and $3 of the decrease in revenues and core earnings, respectively.

1995 revenues of $1.5 billion and core earnings of $91 were $266, or 21%, and $29, or 47%, respectively, higher than 1994, the result of significantly improved investment and underwriting performance, premium growth, and the acquisition of ITT Ercos. Favorable foreign exchange translation movements during 1995 accounted for approximately $89 and $2 of the increase in revenues and core earnings, respectively.

The International  segment is organized into the following three business units:
ITT London & Edinburgh, Zwolsche Algemeene and ITT Ercos. In addition, Other primarily represents home office expenses associated with managing international operations.

SUMMARY RESULTS BY BUSINESS UNIT

                                                              1996                        1995                        1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Core                        Core                     Core
                                                     Revenues      Earnings      Revenues      Earnings      Revenues   Earnings
---------------------------------------------------------------------------------------------------------------------------------
ITT London & Edinburgh                            $   1,088     $      56     $    1,071    $      66     $     945     $   46
Zwolsche Algemeene                                      459            32            416           25           328         17
ITT Ercos                                                78             3             51            2            --         --
Other                                                     1            (4)             2           (2)            1         (1)
---------------------------------------------------------------------------------------------------------------------------------
         Total                                    $   1,626     $      87     $    1,540    $      91     $   1,274     $   62
---------------------------------------------------------------------------------------------------------------------------------

ITT London & Edinburgh
----------------------

1996 revenues at ITT London & Edinburgh of $1.1 billion increased $17, or 2%, over 1995. Core earnings of $56 decreased $10, or 15%, from 1995 primarily the result of deteriorating underwriting results due to heightened competition in the United Kingdom, partially offset by growth in net investment income. Also, strengthening of the U.S. dollar resulted in negative foreign exchange impacts on revenues of $15 and core earnings of $2. The increase in revenues was due to improved investment income, partially offset by a shortfall in written premiums due to the intense competitive climate in the United Kingdom. Personal lines underperformed the prior year where shortfalls in automobile were partially offset by improvements in personal credit insurance, including life. Commercial lines sales were also dampened due to the increasingly competitive market.

1995 revenues at ITT London & Edinburgh of $1.1 billion and core earnings of $66 were $126, or 13%, and $20, or 44%, respectively, higher than 1994. These increases were due to significant improvement in investment performance, premium growth and foreign exchange rates, offset somewhat by slightly lower underwriting results. Commercial lines growth moderated during the year due to a more competitive market. Personal lines growth was mixed with continued improvement in automobile and creditor products.

Zwolsche Algemeene
------------------

Zwolsche Algemeene's 1996 revenues of $459 and core earnings of $32 improved $43, or 10%, and $7, or 28%, respectively, compared with 1995. These increases were due to improved premium growth and stronger underwriting results. Due to the strengthening U.S. dollar, foreign exchange had an adverse effect of $20 on revenues and a negligible impact on core earnings. Property and casualty growth in 1996 was relatively strong in motor as market pricing improved. Performance was also strong in life savings and mortgage products business.

Zwolsche Algemeene's 1995 revenues of $416 and core earnings of $25 improved $88, or 27%, and $8, or 47%, respectively, compared with 1994. These increases were due to improved investment performance, moderate premium growth, stronger underwriting results and foreign exchange impacts. Property and casualty growth in 1995 was moderate as market pricing slowly improved. Strong growth in life savings and pension products was partially offset by lower than expected growth in mortgage savings product business.

ITT Ercos
---------

The Hartford acquired ITT Ercos in May 1995. 1996 revenues at ITT Ercos of $78 exceeded the eight months reported for 1995 by $27. Core earnings of $3 were $1 higher than 1995. During 1996 the company has consolidated its branch offices into one centralized location and reorganized its national sales organization. These actions were taken to improve expense competitiveness and service which will position the company for future growth.

OUTLOOK

The outlook for 1997 for commercial and personal lines at ITT London & Edinburgh is a continuation of heightened competition. Personal lines should experience strong growth in homeowners business due to an agreement entered into during 1996 with Nationwide Building Society. This agreement provides exclusive rights to ITT London & Edinburgh to sell homeowners products to the retail customers of Nationwide. Continuing competition from direct writing companies and entry by non-traditional risk bearers into markets such as homeowners is anticipated.

The outlook at Zwolsche Algemeene for 1997 is for moderate written premium growth in property and casualty due to an increase in competition. Continued growth is also expected for life operations. Sales expectations of life savings and pension products in the Netherlands continue to be strong due to their associated tax advantages and expected continued low interest rate environment. The Company continues to explore the viability of opportunities in both life and property and casualty business in the Netherlands in 1997 as the government continues to review moving certain social security programs into the private sector.

Relative to ITT Ercos, the outlook in the Spanish market is for moderate growth. ITT Ercos will build on the improved expense and operational foundation established in 1996 to expand its presence in both life and non-life business during 1997.

The International segment continues to explore acquisition opportunities in Western Europe, Latin America and Asia.

================================================================================
RUNOFF
================================================================================


OPERATING SUMMARY
                                                                                      1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                              $           9      $          14     $           17
Net investment income                                                                  334                477                596
Net realized capital gains (losses)                                                   (220)                29                 (3)
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                               123                520                610
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                         582                575                578
Amortization of deferred policy acquisition costs                                       (1)                11                  6
Other expenses                                                                          49                 35                 23
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                           630                621                607
         ------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS)                                                      (507)              (101)                 3
Income tax expense (benefit)                                                          (171)               (35)                 1
---------------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS)                                                            (336)               (66)                 2

Less:    Net realized capital gains (losses), after-tax  [1]                            (5)                19                 (1)
         Other charges                                                                (260)                --                 --
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                       $         (71)     $         (85)     $           3
---------------------------------------------------------------------------------------------------------------------------------

[1] 1996 excludes the Closed Book GRC net realized capital losses of $137, after-tax. This amount is included in other charges.

The Runoff segment consists of operations of The Hartford which have discontinued writing new and renewal business. The property and casualty operations of the Runoff segment primarily include First State Insurance Company and its subsidiaries ("First State") and Fencourt Reinsurance Company, Ltd. ("Fencourt"). The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

The Runoff segment also consists of Closed Book GRC which had no new or renewal business as of the end of 1994. Substantially all of the products included in Closed Book GRC are guaranteed investment contracts with guaranteed fixed or indexed rates for a specific period. Prior to 1996, Closed Book GRC was reported as a component of the Life segment.

Closed Book GRC results have been negatively affected by lower investment rates and earnings in the related investment portfolio (primarily consisting of collateralized mortgage obligations and mortgage backed securities) due to prepayments experienced in excess of assumed levels in years prior to 1995. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities. Due to the reduced investment earnings and duration mismatch, the portfolio had insufficient assets to fully fund its liability commitments. During the third quarter of 1996, the Life segment transferred assets in the amount of $200 to the Runoff segment to adequately fund Closed Book GRC so that future cash infusions would be minimal.

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

The Hartford's accounting policy for impairment of investments requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, the Company has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has a fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment has been determined to have occurred and is recognized. The Company then continues to review the impaired securities for appropriate valuation.

With the initiation of the hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $(82) after-tax was determined to have occurred and was recorded in September 1996. Also, during the third quarter, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $(55) after-tax. The asset sales were undertaken as a result of liquidity needs and favorable market conditions for certain securities. Other charges of $(32) after-tax were also incurred in the third quarter.

During the fourth quarter of 1996, an additional other than temporary impairment loss of $(6) after-tax was determined to have occurred, and has been included in realized losses.

Other charges primarily consist of a $169 third quarter 1996 charge in the Closed Book GRC (as discussed previously) and an increase in environmental and asbestos reserves at First State of $81 as discussed in the Environmental and Asbestos Claims section.

Revenues decreased 76% in 1996 and 15% in 1995 as a result of a decline in net investment income for both periods and net realized capital losses for 1996 in Closed Book GRC. Runoff segment core earnings increased $14 in 1996 over 1995 and decreased $88 in 1995 from the prior year. These results reflect the core earnings of Closed Book GRC of $(51), $(68) and $1 for 1996, 1995 and 1994, respectively.

OUTLOOK

Management expects that the net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on current projections for the performance of the assets and liabilities associated with Closed Book GRC and expectations regarding future asset sales and the stabilizing effect of the hedge transactions. However, no assurance can be given that, under certain unanticipated economic circumstances, further losses in respect of Closed Book GRC will not occur in the future. Additionally, except for the uncertainties related to dispute resolution, reinsurance collection, and those discussed in the Environmental and Asbestos Claims section, management does not anticipate the future financial performance of the property and casualty operations of the Runoff segment to have a material effect on the operating results of the Company.

================================================================================
RESERVES
================================================================================
The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported, and those that have been incurred, but not yet reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly unpredictable due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

The Hartford continually reviews its estimated claims and claim adjustment expense reserves as additional experience and other relevant data become available and reserve levels are adjusted accordingly. Adjustments to previously established reserves, if any, will be reflected in the operating results of the period in which the adjustment is made. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses. For a discussion of environmental and asbestos claims and the uncertainties related to these reserves, refer to the next section.

In accordance with the insurance laws and regulations under which Life operates, life insurance subsidiaries of The Hartford establish actuarially determined reserves to meet their obligations on their outstanding life and disability insurance contracts, as well as reserves for their universal life and investment contracts. Reserves for life insurance and disability contracts are based on mortality and morbidity tables in general use in the United States, modified to reflect The Hartford's experience. Management believes that these reserves, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet The
Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves for universal life insurance and investment products represent policy account balances before applicable surrender charges.

================================================================================
ENVIRONMENTAL AND ASBESTOS CLAIMS
================================================================================
The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect the North American Property & Casualty, International and Runoff segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996. The Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996.

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, U.S. exposures of The Hartford's International segment and exposures of the Runoff segment, and covered the Company's Commercial, Personal, and Reinsurance operations. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

In addition to estimating liabilities on reported environmental and asbestos claims, The Hartford estimated reserves for claims incurred but not reported ("IBNR"). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs, and closed claims.

Included in The Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

An international actuarial firm reviewed The Hartford's approach and concluded that the way the Company studied its exposures, the thoroughness of its analysis and the way The Hartford came to its estimates was reasonable and comprehensive.

Upon completion of the study and assessment of the results in October 1996, The Hartford determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively.

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 1996 and 1995, was as follows (net of reinsurance):


                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                                          1996                             1995             1994
                                                    --------------------------------------------     ------------     -----------
                                                      Environmental     Asbestos        Total          Total [1]       Total [1]
                                                    ---------------- -------------- ------------     ------------     -----------

Beginning liability                                   $         926    $       410    $   1,336       $    1,334    $     1,311

Claims and claim adjustment expenses incurred                   603            322          925              163            145

Claims and claim adjustment expenses paid                      (124)           (35)        (159)            (161)          (122)

Other [2]                                                        34             20           54               --             --

---------------------------------------------------------------------------------------------------------------------------------
Ending liability [2] [3]                              $       1,439    $       717    $   2,156       $    1,336    $     1,334
---------------------------------------------------------------------------------------------------------------------------------

[1] Prior to December 31, 1995, reserves were not split between environmental and asbestos exposures.
[2] The 1996 ending liability includes reclassifications of reserves that were not previously identified as environmental and asbestos.
[3] The ending liabilities are net of reinsurance on reported and unreported claims of $1,972, $1,939 and $1,463 for 1996, 1995 and 1994, respectively.
     Gross of reinsurance, the years ending December 31, 1996 and 1995 reserves for environmental and asbestos were $2,342 and $1,786 and $1,707 and $1,568, respectively. The 1995 reinsurance amount includes $440 of ceded incurred but not reported ("IBNR") claims for which the equivalent 1994 classification has not been identified.

The Hartford's pretax operating earnings have been impacted over the last three years by incurred environmental and asbestos claims and claim adjustment expenses as follows: $925 in 1996, $163 in 1995 and $145 in 1994 with all years reported net of reinsurance.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1996 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

================================================================================
INVESTMENTS
================================================================================
An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International, and Runoff. The investment portfolios for these operations are managed based on the underlying characteristics and nature of their respective liabilities.

NORTH AMERICAN PROPERTY & CASUALTY

The investment objective of the North American Property & Casualty segment is the maximization of after-tax income consistent with long-term capital growth and maintenance of appropriate liquidity to meet corporate and policyholder obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

During 1996, the North American Property & Casualty segment continued its strategy of maximizing after-tax income through increased ownership of tax-exempt municipal bonds. On an after-tax basis, municipal bonds generally continued to provide significant incremental income over taxable securities. In 1996, net purchases of tax-exempt municipal bonds of $2.0 billion increased holdings to 55% of total invested assets compared to 44% and 26% as of December 31, 1995 and 1994, respectively. In addition to employing new cash flow to purchase municipal bonds, lower yielding taxable bonds were sold with proceeds reallocated to the higher after-tax yielding municipal market.

A supplemental benefit resulting from the purchase of municipal bonds continued to be the improvement in credit quality. While the bond portfolio has consistently remained "AA" average quality over many years, municipal bonds purchased in 1996 had an average rating of "AA+", an improvement on the "AA-" rating on the taxable bonds sold.

Another strategy employed in 1996, which increased income and provided diversification, was the purchase of additional high yield securities. The high yield sector also achieved excellent total return performance in 1996. Holdings of high yield investments increased to $708, or 6%, of total invested assets compared to $505, or 4%, at December 31, 1995. Included in December 31, 1996 high yield holdings were $135 in emerging market bonds compared to $60 at December 31, 1995.

The North American Property & Casualty segment also continued its strategy of increasing equity exposure. In 1996, $275 of net purchases of common stock increased holdings to $1.3 billion, or 10%, of total invested assets at year end compared to $922, or 8%, of total invested assets at year end 1995.

Increased holdings of municipal bonds, high yield securities and common stock were partially accomplished through the sale of more interest rate sensitive collateralized mortgage obligations (CMO) and residential mortgage backed securities (MBS). At December 31, 1996, holdings in CMO and MBS were $868, or 7%, of total invested assets compared to $1.7 billion, or 14%, at December 31, 1995.

Total invested assets were $12.8 billion at December 31, 1996 and were comprised primarily of fixed maturities of $11.3 billion and other investments of $1.5 billion, primarily equity securities. Real estate investments consisted of $29 of land after the sale of substantially all real estate in 1995. The table below summarizes fixed maturity holdings by type.


                    FIXED MATURITIES BY TYPE
-------------------------------------------------------------------
                                    1996                1995
-------------------------------------------------------------------
                                FAIR                FAIR
TYPE                           VALUE   PERCENT     VALUE   PERCENT
-------------------------------------------------------------------

Corporate                     $2,160     19.1%    $2,427     22.8%
CMO                              655      5.8%     1,462     13.7%
Municipal-tax-exempt           7,123     63.2%     5,171     48.5%
Gov't/Gov't agencies-U.S.         15      0.1%       249      2.3%
Asset backed securities ("ABS")  206      1.8%       239      2.2%
Gov't/Gov't agencies-For.        279      2.5%       255      2.4%
MBS-agency                       213      1.9%       244      2.3%
Commercial MBS                   107      0.9%        14      0.1%
Municipal-taxable                 68      0.6%        75      0.7%
Redeemable pref'd stock           47      0.4%        --       --
Short-term                       419      3.7%       531      5.0%
-------------------------------------------------------------------
   TOTAL FIXED MATURITIES    $11,292    100.0%   $10,667    100.0%
-------------------------------------------------------------------

This segment maintains a high quality fixed maturity portfolio. At December 31, 1996, approximately 93% of the fixed maturity portfolio was invested in investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                                1996                1995
-----------------------------------------------------------------
                              FAIR                FAIR
 CREDIT QUALITY              VALUE   PERCENT     VALUE    PERCENT
-----------------------------------------------------------------

 AAA                        $4,296     38.0%    $4,570     42.8%
 AA                          2,538     22.5%     2,137     20.0%
 A                           1,683     14.9%     1,862     17.5%
 BBB                           799      7.1%       649      6.1%
 Gov't                         720      6.4%       252      2.4%
 BB & below                    581      5.1%       459      4.3%
 Not rated                     256      2.3%       207      1.9%
 Short-term                    419      3.7%       531      5.0%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $11,292    100.0%   $10,667    100.0%
-----------------------------------------------------------------

The taxable equivalent duration of the December 31, 1996 fixed maturity portfolio was 5.0 years compared to 4.4 years at December 31, 1995. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments. The notional amount of derivatives was $1 and $14 as of December 31, 1996 and 1995, respectively.

Investment Results
------------------

The table below summarizes the North American Property & Casualty segment's results for the past three years.

                                       1996     1995      1994
 ---------------------------------------------------------------

 Net investment income, before-tax     $661     $646      $606
 Net investment income, after-tax [1]   531      478       440
 Yield on average invested assets,
    before-tax [2]                     5.52%    5.77%     5.65%
 Yield on average invested assets,
    after-tax [1] [2]                  4.44%    4.28%     4.09%
 Net realized capital gains,
    before-tax                         $ 15     $ 29      $ 69
 ---------------------------------------------------------------
 [1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
 [2] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1996, before-tax net investment income was $661 compared to $646 in 1995, an increase of 2%, while after-tax net investment income increased 11%. Although before-tax yields on average invested assets decreased to 5.52% in 1996 from 5.77% in 1995, the after-tax yield increased to 4.44% in 1996 from 4.28% in 1995. The increase in before-tax net investment income was primarily due to increased ownership of high yield securities, duration extension of 0.6 years and an increase in invested assets. While before-tax yield decreased due to an increased allocation to common stocks and municipal bonds and the sale of taxable bonds, increases in after-tax yield and income were primarily due to the strategic increase in allocation to tax-exempt municipal bonds.

For the year ended December 31, 1995, before-tax net investment income was $646 compared to $606 in 1994, an increase of 7%, while after-tax income increased 9%. Before-tax yields on average invested assets increased to 5.77% in 1995 from 5.65% in 1994. The after-tax yield increased to 4.28% in 1995 from 4.09% in 1994. The increases in net investment income and yields were primarily due to the transition from lower yielding taxable bonds and real estate along with increased ownership of tax-exempt municipal bonds.

Net realized capital gains declined to $15 in 1996 from $29 in 1995. Included in 1996 activity was the generation of $77 of realized gains in the common stock portfolios which were partially offset by losses incurred in the sale of lower yielding taxable bonds and certain real estate writedowns.

Net realized capital gains decreased to $29 in 1995 from $69 in 1994. The reduction was primarily from the impact of the sale of the majority of the real estate portfolio along with the sale of the lower yielding taxable bonds, both at realized losses.

LIFE

The Life segment's investment operations are managed by its investment strategy group which reports directly to senior management of the Company and consists of a risk management unit and portfolio management unit. The risk management unit is responsible for monitoring and managing the segment's asset/liability profile and establishing investment objectives and guidelines; and, the portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and convexity and other characteristics of the segment's general account and guaranteed separate account investment portfolios. The investment staff of The Hartford executes the strategic investment decisions of the portfolio management unit, including the identification and purchase of securities that fulfill the objectives of the investment strategy group.

The primary investment objective of the Life segment general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets to that of policyholder obligations). The segment is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. Credit risk is managed through industry and issuer diversification and asset allocation. Interest rate risk is managed as part of the segment's asset/liability management strategies, including the use of certain hedging techniques (which may include the use of certain financial derivatives), product design, such as the use of the market value adjustment feature and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of the segment's products (such as the resetting of credited interest rates for policies that permit such adjustments). For a further discussion of hedging strategies, including derivatives utilization, see the discussion on Asset and Liability Management Strategies below, as well as the Notes to Consolidated Financial Statements.

During 1996, the Life segment continued its objective of managing exposure to securities that "underperform" in a falling interest rate environment. The segment concentrated on reducing exposure to CMO and MBS asset sectors, and re-deployed the funds into public and private corporate bonds, and other nonresidential asset-backed securities. At December 31, 1996, holdings in CMO and residential MBS were $1.5 billion, or 12%, of total invested assets excluding policy loans compared to $2.7 billion, or 23%, at December 31, 1995.

At December 31, 1996, approximately 10.3% of the segment's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities. However, covenants for private placements are generally designed to mitigate the impact of such increased liquidity risk. Most of the private placement securities in the segment's portfolio are rated by rating agencies.

Invested assets, excluding separate accounts, totaled $16.3 billion at December 31, 1996 and were comprised of $12.2 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $276. Policy loans, which carry a weighted-average interest rate of 11.9%, as of December 31, 1996, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The table below summarizes fixed maturity holdings by type.

                    FIXED MATURITIES BY TYPE
 ---------------------------------------------------------------
                                1996                1995
------------------------ ------------------- -------------------
                              FAIR                FAIR
TYPE                         VALUE   PERCENT     VALUE  PERCENT
----------------------------------------------------------------

Corporate                   $6,536     53.7%    $5,146    45.0%
CMO                          1,050      8.6%     2,071    18.1%
Gov't/Gov't agencies-U.S.      145      1.1%       260     2.3%
ABS                          2,216     18.2%     1,782    15.6%
Gov't/Gov't agencies-For.      287      2.4%       223     1.9%
MBS-agency                     401      3.3%       673     5.9%
Commercial MBS               1,007      8.3%       348     3.0%
Municipal-taxable              203      1.7%       130     1.1%
Short-term                     332      2.7%       817     7.1%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $12,177    100.0%   $11,450   100.0%
----------------------------------------------------------------

The Life segment continued to maintain a high quality fixed maturity portfolio. As of December 31, 1996, approximately 99.7% of the fixed maturity portfolio was invested in investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.


               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                                1996                1995
------------------------------------------------------------------
                               FAIR                FAIR
 CREDIT QUALITY               VALUE   PERCENT     VALUE   PERCENT
------------------------------------------------------------------
 AAA                         $2,951     24.3%    $3,688     32.2%
 AA                           1,445     11.9%     1,502     13.1%
 A                            4,737     38.9%     3,561     31.1%
 BBB                          2,404     19.7%     1,276     11.1%
 Gov't                          273      2.2%       523      4.6%
 BB & below                      35      0.3%        29      0.3%
 Not rated                       --      --          54      0.5%
 Short-term                     332      2.7%       817      7.1%
------------------------------------------------------------------
   TOTAL FIXED MATURITIES   $12,177    100.0%   $11,450    100.0%
------------------------------------------------------------------

The estimated maturities of the fixed and variable rate investments in the general account, along with the respective yields at December 31, 1996, are reflected below. Asset-backed securities including CMO and MBS are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds reported in broker consensus data and can be expected to vary from actual experience. Expected maturities differ from contractual maturities due to call or prepayment provisions.




                                        1997        1998         1999        2000        2001     Thereafter     Total
-----------------------------------------------------------------------------------------------------------------------

ASSET-BACKED SECURITIES
     Variable Rate*
     Amortized cost                  $   112    $     65     $     84     $   183     $   114     $   675       $1,233
     Market value                    $   111    $     85     $    111     $   180     $   112     $   634       $1,233
     Pre-tax yield **                   5.87%       6.67%        6.64%       6.49%       6.72%       6.93%        6.71%

     Fixed Rate
     Amortized cost                      672         466          491         476         331       1,013        3,449
     Market value                        674         466          490         479         333         999        3,441
     Pre-tax yield  **                  6.82%       7.04%        6.84%       7.23%       7.20%       7.23%        7.07%

BONDS AND NOTES
     Variable Rate *
     Amortized cost                       52          92           33          91          15         186          469
     Market value                         52          70           33          92          15         185          447
     Pre-tax yield **                   6.41%       5.81%        5.62%       5.97%       5.95%       6.81%        6.30%

     Fixed Rate
     Amortized cost                      925         396          704         737         623       3,592        6,977
     Market value                        940         397          708         743         624       3,644        7,056
     Pre-tax yield **                   6.77%       7.14%        6.69%       6.81%       6.80%       7.22%        7.02%

TOTAL FIXED MATURITIES
     Amortized cost                   $1,761      $1,019       $1,312      $1,487      $1,083      $5,466      $12,128
     Market value                     $1,777      $1,018       $1,342      $1,494      $1,084      $5,462      $12,177
     Pre-tax yield **                   6.72%       6.94%        6.72%       6.85%       6.90%       7.17%        6.97%
-----------------------------------------------------------------------------------------------------------------------

       *Variable rate securities are instruments for which the coupon rates move directly with or based upon an index rate. Included in holdings are interest-only securities and inverse floaters which represent less than 1% and 2%, respectively, of the Life segment's invested assets. Interest-only securities, for which cost approximates market, have an average life of 5.1 years and earn an average yield of 14.70%. Inverse floaters, for which cost approximates market, have an average life of 4.7 years and earn an average yield of 6.30%. Average yields are based upon estimated cash flows using prepayment speeds reported in broker consensus data.

       **  Pre-tax  yield  does not  reflect  yields on  derivative  instruments although derivative  adjustments are included in fixed maturity amortized cost and market value.
-----------------------------------------------------------------------------------------------------------------------

Investment Results
------------------

The table below summarizes the Life segment's results for the past three years.

                                      1996      1995     1994
 ---------------------------------------------------------------

 Net investment income, before-tax   $1,323   $1,114     $922
 Yield on average invested assets,
    before-tax [1]                     8.51%    8.30%    8.56%
 Net realized capital gains
    (losses), before-tax                 --      $(4)      $1
 ---------------------------------------------------------------
 [1] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1996, before-tax net investment income totaled $1.3 billion compared to $1.1 billion in 1995, an increase of 19%. Yields on average invested assets increased to 8.51% in 1996 from 8.30% in 1995. The increase in net investment income was primarily due to an increase in policy loans, new business cash flow invested in fixed maturities and asset mix changes. The increase in before-tax yield was primarily due to the increase in policy loan yields; excluding policy loans, the before-tax yield decreased to 7.09% from 7.37% in 1995. The decrease in before-tax yield excluding policy loans was the result of sales and maturities of higher yielding assets reinvested at lower average yields.

For the year ended December 31, 1995, before-tax net investment income totaled $1.1 billion compared to $922 in 1994, an increase of 21%. Before-tax yields on average invested assets decreased to 8.30% in 1995 from 8.56% in 1994. The increase in before-tax net investment income was primarily due to an increase in policy loans and additional new business cash flow invested in fixed maturities.

There were no net realized capital gains (losses) in 1996. Net realized capital losses decreased to a $(4) loss in 1995 from a $1 gain in 1994. During 1995, certain mortgage-backed securities were written down to fair value in accordance with generally accepted accounting principles. These writedowns amounted to $(45) and were substantially offset by gains generated on the sale of other fixed maturity investments.

Asset And Liability Management Strategies
-----------------------------------------

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund product obligations efficiently, hedging against risks that affect the value of certain liabilities and adjusting broad investment risk characteristics when dictated by significant changes in market risks. As an end user of derivatives, the segment uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivatives totaled $3.4 billion at December 31, 1996 ($2.7 billion related to life insurance investments and $749 related to life insurance liabilities) and $4.0 billion at December 31, 1995 ($3.4 billion related to life insurance investments and $565 related to life insurance liabilities). Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio. The strategies described below are used by the segment to manage the aforementioned risks associated with its obligations.

Anticipatory Hedging -- For certain liabilities, the Life segment commits to the
--------------------
price of the product prior to receipt of the associated premium or deposit. The segment routinely executes anticipatory hedges to offset the impact of changes in asset prices arising from interest rate changes, pending the premium or deposit payment and the resulting purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1996 and 1995 was $392 and $718, respectively.

Liability  Hedging -- Several  products  obligate  the Life  segment to credit a
------------------
return to the contract holder which is indexed to a market rate. In order to hedge risks associated with these products, the Life segment typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Life segment to customize contract terms and conditions to customer objectives and satisfies the segment's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedging as of December 31, 1996 and 1995 was $749 and $565, respectively.

Asset  Hedging  -- To meet the  various  life  policyholder  obligations  and to
--------------
provide prudent investment risk diversification, the Life segment may combine two or more financial instruments to achieve the investment characteristics that match the associated liability. The use of derivatives in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivatives depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1996 and 1995 was $1.5 billion and $1.7 billion, respectively.

Portfolio  Hedging -- The Life  segment  periodically  compares the duration and
------------------
convexity of its portfolios of assets to their corresponding liabilities, and enters into portfolio hedges to reduce any difference to acceptable levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential cash flow impact caused by interest rate changes. The notional amount of portfolio hedges as of December 31, 1996 and 1995 was $755 and $1.0 billion, respectively.

Life Insurance Liability Characteristics
----------------------------------------

Insurance liabilities, other than non-guaranteed separate accounts, totaled $27.3 billion, net of ceded reinsurance, at December 31, 1996 and were backed by $37.0 billion in total assets including investments of $26.7 billion. Matching of the duration of the investments with respective policyholder obligations is an explicit objective of the Life segment's management strategy. The segment's insurance policy liabilities, along with estimated duration periods based upon internal actuarial assumptions, can be summarized based on investment needs in the following five categories at December 31, 1996:

                   ESTIMATED DURATION YEARS [1]
                           (IN BILLIONS)
--------------------------------------------------------------------
                        BALANCE AT      LESS                   OVER
                          DECEMBER    THAN 1     1-5    6-10     10
    DESCRIPTION           31, 1996      YEAR   YEARS   YEARS  YEARS
--------------------------------------------------------------------

Fixed rate asset
 accumulation vehicles       $10.3      $0.7    $5.9    $3.7     $-
Indexed asset
 accumulation vehicles         0.2       0.2       -       -      -
Interest credited asset
 accumulation vehicles        13.6       4.2     5.1     3.7    0.6
Long-term pay out
 liabilities                   2.7       0.1     0.6     0.8    1.2
Short-term pay out
 liabilities                   0.5       0.5       -       -      -
--------------------------------------------------------------------
  TOTAL                      $27.3      $5.7   $11.6    $8.2   $1.8
--------------------------------------------------------------------
[1] The duration of liabilities reflects management's assessment of the market price sensitivity of the liabilities to changes in market interest rates, and is not necessarily reflective of the projected liabilities' cash flows under any specific scenario.

Fixed Rate Asset Accumulation  Vehicles -- Products in this category require the
---------------------------------------
Life segment to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. The primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn the segment's targeted return. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is reflected above and is dependent on the policyholder's choice of guarantee period. The weighted average credited policyholder rate for these policyholder liabilities was 6.60% as of December 31, 1996.

Indexed Asset Accumulation  Vehicles -- Products in this category are similar to
------------------------------------
the fixed rate asset accumulation vehicles, but require the Life segment to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years. The weighted average credited rate for these contracts was 5.78% as of December 31, 1996, excluding policy loans.

Interest  Credited  Asset  Accumulation  Vehicles --  Products in this  category
-------------------------------------------------
credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. The primary risks vary depending on the degree of insurance element contained in the product. Product examples include universal life contracts and the general account portion of the segment's variable annuity products. Liability duration is short to intermediate-term and is reflected in the table above. The average credited rate for these liabilities was 5.52% as of December 31, 1996, excluding policy loans.

Long-term  Pay Out  Liabilities  -- Products in this  category are  long-term in
-------------------------------
nature and may contain significant actuarial (including mortality and morbidity) pricing risks. The cash flows are not interest sensitive, but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or the investment return will be lower than assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years. Policy liabilities under these contracts are not interest rate sensitive.

Short-term  Pay Out  Liabilities -- These  liabilities  are short-term in nature
--------------------------------
with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

INTERNATIONAL

Consistent with the investment objectives of the North American Property & Casualty segment, the investment objectives of the International segment are to optimize after-tax returns on invested assets and preserve capital, while meeting obligations to policyholders. The International segment primarily comprises the investment activities of ITT London & Edinburgh, Zwolsche Algemeene and ITT Ercos, which are primarily engaged in property and casualty insurance.

Investments are made in maturities and currencies which reflect the nature of the liabilities.

Invested assets, excluding separate accounts, were $3.0 billion at December 31, 1996 and were comprised of fixed maturities of $2.5 billion and other investments of $521, primarily equity securities. The table below summarizes fixed maturity holdings by type.

                    FIXED MATURITIES BY TYPE
 ---------------------------------------------------------------
                                1996                1995
----------------------------------------------------------------
                              FAIR                FAIR
TYPE                         VALUE   PERCENT     VALUE  PERCENT
----------------------------------------------------------------

Corporate                     $544     21.6%      $261    10.8%
Gov't/Gov't agencies-U.S.      121      4.8%        57     2.4%
Gov't/Gov't agencies-For.    1,418     56.2%     1,203    49.8%
Short-term                     440     17.4%       893    37.0%
------------------------ ---------- -------- --------- ---------
   TOTAL FIXED MATURITIES   $2,523    100.0%    $2,414   100.0%
----------------------------------------------------------------

As of December 31, 1996, the fixed maturity portfolio consisted of 100% investment grade securities with no security rated lower than A. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk. The table below summarizes fixed maturity holdings by credit quality.

               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                                1996                1995
----------------------------------------------------------------
                            FAIR                FAIR
 CREDIT QUALITY            VALUE    PERCENT    VALUE    PERCENT
----------------------------------------------------------------

 AAA                      $1,876      74.4%   $1,428      59.1%
 AA                          203       8.0%       89       3.7%
 A                             4       0.2%        4       0.2%
 Short-term                  440      17.4%      893      37.0%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $2,523     100.0%   $2,414     100.0%
----------------------------------------------------------------

Investment Results
------------------

The table below summarizes the International segment's results for the past three years.

                                        1996     1995      1994
 ---------------------------------------------------------------

 Net investment income, before-tax      $205     $183      $135
 Yield on average invested assets,
    before-tax [1]                      7.05%    7.10%     6.10%
 Net realized capital gains, before-tax  $79      $48       $23
 ---------------------------------------------------------------
 [1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1996, before-tax net investment income totaled $205 compared to $183 in 1995, an increase of 12%. Before tax yields on average invested assets decreased to 7.05% in 1996 from 7.10% in 1995. The change in income reflected the full year of investment results from ITT Ercos (acquired in May, 1995), a change in asset composition favoring longer maturities, and a modest increase in cash flow.

For the year ended December 31, 1995, before-tax net investment income totaled $183 compared to $135 in 1994, an increase of 36%. Before-tax yields on average invested assets increased to 7.10% in 1995 from 6.10% in 1994. The increase in before-tax net investment income was primarily due to increased operating cash flow and the acquisition of ITT Ercos in May 1995, while the increase in yield was the result of higher yields in the international bond and equity market.

Net realized capital gains increased to $79 in 1996 from $48 in 1995 due to increased sales in 1996 of both fixed maturity and equity securities. Net realized capital gains increased to $48 in 1995 from $23 in 1994, again, the result of greater sales of fixed maturity and equity securities.

RUNOFF

The primary objective of the Runoff segment is to ensure the full and timely payment of all runoff liabilities. The ongoing strategy of this segment is to match closely the interest rate sensitivities of the assets with those of the liabilities.

Invested assets were $5.5 billion at December 31, 1996 and were mostly comprised of fixed maturities. The Runoff segment uses derivatives related to the Closed Book GRC. As of December 31, 1996 and 1995, the Runoff segment had derivatives with an aggregate notional amount of $7.5 billion and $5.6 billion, respectively, for asset/liability management purposes. The Company entered into various hedge transactions related to Closed Book GRC with a notional amount of $4.0 billion in September and October 1996 which substantially eliminated further fluctuation in fair value of the Closed Book GRC investments due to interest rate changes. (For additional information on Closed Book GRC, see the Runoff section.) The table below summarizes fixed maturity holdings by type.

                    FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                                1996                1995
----------------------------------------------------------------
                              FAIR                FAIR
TYPE                         VALUE    PERCENT    VALUE  PERCENT
----------------------------------------------------------------

Corporate                   $2,366      43.3%   $2,587    39.0%
CMO                          1,140      20.8%    1,691    25.5%
Gov't/Gov't agencies-U.S.      259       4.7%      362     5.4%
ABS                            625      11.5%      649     9.8%
Gov't/Gov't agencies-For.      146       2.7%      145     2.2%
MBS-agency                      37       0.7%      218     3.3%
Commercial MBS                 179       3.3%       77     1.1%
Municipal-taxable               85       1.6%       87     1.3%
Short-term                     620      11.4%      821    12.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $5,457     100.0%   $6,637   100.0%
----------------------------------------------------------------

The Runoff segment maintains a greater than 99% investment grade fixed maturity portfolio. The table below summarizes fixed maturity holdings by credit quality.

               FIXED MATURITIES BY CREDIT QUALITY
----------------------------------------------------------------
                                1996                1995
----------------------------------------------------------------
                            FAIR               FAIR
 CREDIT QUALITY            VALUE    PERCENT    VALUE    PERCENT
----------------------------------------------------------------

 AAA                      $1,871      34.2%   $2,804     42.2%
 AA                          679      12.4%      691     10.4%
 A                         1,722      31.6%    1,615     24.3%
 BBB                         255       4.7%      357      5.4%
 Gov't                       296       5.4%      272      4.1%
 BB & below                   14       0.3%       12      0.2%
 Not rated                    --       --         65      1.0%
 Short-term                  620      11.4%      821     12.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $5,457     100.0%   $6,637    100.0%
----------------------------------------------------------------

Investment Results
------------------

The table below summarizes the Runoff segment's results for the past three years.

                                       1996      1995     1994
 ---------------------------------------------------------------

 Net investment income, before-tax     $334     $477      $596
 Yield on average invested assets,
    before-tax [1]                     5.27%    5.85%     7.13%
 Net realized capital gains
    (losses), before-tax              $(220)     $29       $(3)
 ---------------------------------------------------------------
 [1] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1996, before-tax net investment income totaled $334 compared to $477 in 1995, a decrease of 30%. Before-tax yields on average invested assets decreased to 5.27% in 1996 from 5.85% in 1995. Before-tax net investment income decreased primarily due to asset sales and maturities in the Closed Book GRC. The decrease in yield was primarily the result of sales and maturities of higher yielding securities in the Closed Book GRC.

For the year ended December 31, 1995, before-tax net investment income totaled $477 compared to $596 in 1994, a decrease of 20%. Before-tax yields on average invested assets decreased to 5.85% in 1995 from 7.13% in 1994. The decrease in before-tax net investment income was primarily the result of sales and maturities of higher yielding securities and hedge costs in the Closed Book GRC. The decrease in yield resulted primarily from impact related to prepayments and hedge costs associated with the Closed Book GRC.

Net realized capital losses were $220 in 1996 compared to a $29 gain in 1995, primarily due to Closed Book GRC. (For additional information regarding Closed Book GRC see the Runoff section.) Net realized capital gains increased to $29 in 1995 from a $3 loss in 1994 primarily due to gains taken in Fencourt.

RISK MANAGEMENT

The Hartford has a disciplined approach to managing the risks arising from its assets and liabilities. Portfolio management is organized to bring together portfolios with similar investment criteria and objectives, group common styles and provide more consistent investment management. All investment activity, including setting policy and defining acceptable risk levels and counterparty qualifications, is subject to the regular review and approval by The Hartford's Finance Committee. The Hartford has a stringent investment credit policy that focuses on credit quality, limits credit concentrations, encourages diversification and requires frequent creditworthiness reviews. The Company has established exposure limits, diversification standards and review procedures for all credit risk whether borrower, issuer or counterparty. The Hartford analyzes interest rate risk using various models including a proprietary, multi-scenario cash flow projection model that forecasts liabilities and their supporting investments, including derivatives.

The Investment division has a compliance function to affirm that derivatives transactions meet Company policy, are effectively hedging identified risks, and remain appropriately correlated. All derivatives strategies satisfy at least one of the following objectives: to hedge risk arising from interest rate, price or foreign exchange rate volatility; to manage liquidity; or to control transaction costs. The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. To initiate contracts, counterparties must generally be rated A-/A3 or better by rating agencies. Credit risk is measured as the amount owed to The Hartford based on current market conditions. Payment obligations between The Hartford and its counterparties are netted and quantified monthly. Collateral is pledged/held to the extent the current value of derivatives exceed exposure thresholds. As of December 31, 1996, the Company's counterparty exposure, net of $17 collateral held, was $27.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $39.9 billion, wherein the policyholder assumes substantially all the risk and reward, and guaranteed separate accounts totaling $10.6 billion, wherein The Hartford contractually guarantees either a minimum return or account value to the policyholder. Investment strategy varies by fund choice, as outlined in the fund prospectus or separate account plan of operations. Non-guaranteed products include variable annuities and variable life contracts. Guaranteed separate account products primarily consist of modified guaranteed individual annuity and modified guaranteed life insurance, and generally include market value adjustment provisions to mitigate the disintermediation risk upon surrenders.

Additional investment risk is hedged using a variety of derivatives which totaled $86 and $133 in carrying value and $2.4 billion and $2.7 billion in notional amounts at December 31, 1996 and 1995, respectively. For a further discussion of strategies, including derivative utilization, see the previous discussion on Asset and Liability Management Strategies as well as the Notes to Consolidated Financial Statements.

================================================================================
CAPITAL RESOURCES AND LIQUIDITY
================================================================================
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity, summarized as follows:


                                                                                       1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                 $         500    $         886     $         902
Long-term debt                                                                          1,032            1,022               596
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely parent junior subordinated debentures ("QUIPS")                 1,000                --               --
Subsidiary preferred stock                                                                 --                --               86
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL DEBT                                                            $       2,532    $       1,908     $       1,584
          -----------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss), net of tax                             $       4,168    $       4,457     $       4,403
Unrealized gain (loss), net of tax                                                        352              245            (1,219)
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                            $       4,520    $       4,702     $       3,184
          -----------------------------------------------------------------------------------------------------------------------
          TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN (LOSS), NET OF TAX     $       6,700    $       6,365     $       5,987
          -----------------------------------------------------------------------------------------------------------------------
Debt to equity excluding unrealized gain (loss), net of tax                                61%              43%               36%
Debt to capitalization excluding unrealized gain (loss), net of tax                        38%              30%               26%
---------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION

The Hartford's total capitalization excluding unrealized gain (loss), net of tax, increased by $335 in 1996. This change was a result of additional net borrowings totaling $624, partially offset by a net loss of $99 and dividends declared of $188 on The Hartford common stock.

In 1995, total capitalization excluding unrealized gain (loss), net of tax, increased by $378 from 1994 as a result of earnings of $559, additional net borrowings of $410 and capital contributions of $250, partially offset by dividends declared of $779 on The Hartford common stock held by ITT prior to December 20, 1995 and redemption of subsidiary preferred stock totaling $86.

DEBT

Total debt in 1996 increased $624 compared to a $410 increase in the prior year. The Hartford used the proceeds of these additional borrowings to fund the insurance operations of its subsidiaries, and in 1995, to partially repay outstanding commercial paper and other short-term debt, redeem subsidiary preferred stock and pay dividends.

As of December 31, 1996, The Hartford had an unsecured aggregate $2.0 billion credit facility with twenty-nine participating banks which is comprised of a $1.5 billion five year revolving credit facility and a $500 short-term credit facility. This facility is available for general corporate purposes and to provide additional support to the Company's existing commercial paper program. At December 31, 1996, there were no outstanding borrowings under the facility. On February 10, 1997, Hartford Life, Inc. ("HLI"), a wholly-owned subsidiary of The Hartford, entered into a $1.3 billion unsecured short-term credit facility with four banks.

During 1996, The Hartford expanded its commercial paper program by increasing the maximum allowable outstanding amount of unsecured short-term commercial paper notes from $1.0 billion to $2.0 billion.

In connection with a shelf registration statement filed with and declared effective by the Securities and Exchange Commission ("SEC") in 1995, The Hartford registered for sale up to an aggregate $1.0 billion of debt securities and preferred stock. In 1995, the Company issued and sold $500 in senior debt securities. The intended use of the proceeds from the sale of such securities has been and will continue to be primarily for the repayment and/or replacement of outstanding commercial paper and other short-term debt. This reflects The Hartford's strategy of managing its capital within acceptable ranges of volatility and financial ratings while achieving the lowest long-run cost of capital that is reasonably possible. On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities, making an aggregate of $1.75 billion available for sale. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (referred to below) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts. After the issuance of QUIPS on October 30, 1996 discussed below, The Hartford had $1.25 billion remaining on this shelf registration at December 31, 1996.

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts ("Hartford Trusts") formed by The Hartford filed with the SEC a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts which were issued as discussed below. (For additional information, see Notes 5 and 6 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES ("QUIPS")

On February 28, 1996, Hartford Capital I, a subsidiary trust, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from The Hartford. The Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness. (For additional information, see Note 6 of Notes to Consolidated Financial Statements.)

On October 30, 1996, Hartford Capital II, a subsidiary trust, issued 20,000,000, Series B, 8.35% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from The Hartford. The Hartford used the proceeds from the sale of such debentures for general corporate purposes. (For additional information, see Note 6 of Notes to Consolidated Financial Statements.)

SUBSIDIARY PREFERRED STOCK

During 1995, Hartford Fire Insurance Company ("Hartford Fire"), a wholly-owned subsidiary of The Hartford, redeemed $86 of its Class A Preferred Stock - Series 2.

DIVIDENDS

In 1996, The Hartford declared $188 and paid $140 in dividends to shareholders. In 1995, The Hartford paid dividends to ITT consisting of cash of $384 and non-cash of $395 prior to the Distribution.

On October 17, 1996, The Hartford declared a dividend on its common stock of $0.40 per share payable on January 2, 1997 to all shareholders of record as of November 29, 1996.

In 1997, The Hartford expects to continue paying quarterly dividends on its common stock of $0.40 per share. Dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of The Hartford on a stand-alone basis and the impact of the regulatory restrictions discussed in the Liquidity Requirements section below.

RATINGS

The following table summarizes The Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 10, 1997:


                             A.M.   DUFF    STANDARD
                             BEST   &       & POOR'S   MOODY'S
                                    PHELPS
----------------------------------------------------------------
INSURANCE RATINGS:
  Hartford Fire               A+      AA       AA        Aa3
  Hartford Life               A+     AA+       AA        Aa3
  Hartford Life & Accident    A+     AA+       AA         --
  ITT Hartford Life &
   Annuity                    A+     AA+       AA         --
----------------------------------------------------------------
OTHER RATINGS:
  ITT Hartford Group, Inc.:
   Senior debt                 --      A+        A        A2
   Commercial paper            --     D-1       A-1       P-1
  Hartford Capital I and
   II quarterly income
   preferred securities        --      A        A-        A2
----------------------------------------------------------------

On February 10, 1997, Standard & Poor's reaffirmed its claims-paying ability ratings and various other ratings of The Hartford group of companies. On September 24, 1996, Standard & Poor's announced that it had reduced the claims-paying ability ratings and various other ratings of The Hartford group of companies. In announcing the rating change, Standard & Poor's stated that the action was based primarily on increased concern with the overall strength of The Hartford's consolidated capital, partially offset by a superior business position within the markets that The Hartford operates.

On January 23, 1997, Moody's Investors Service announced that it downgraded various ratings of The Hartford and its subsidiaries, including the financial strength ratings of The Hartford's insurance subsidiaries, and the ratings assigned to the quarterly income preferred securities of Hartford Capital I and Hartford Capital II. Moody's indicated that the action reflected The Hartford's financial leverage, the remaining risks as to adequacy of loss reserves related to the Company's environmental and asbestos exposures, and the continuing intense competition in The Hartford's ongoing business segments.

On February 10, 1997, ratings from Duff & Phelps were reaffirmed for The Hartford's significant U.S. member companies. On February 10, 1997, A.M. Best placed the ratings of The Hartford's significant member companies under review with developing implications.

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and bank borrowings. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. The Hartford is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt and pay business expenses.

Dividends to ITT Hartford Group, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Hartford Fire adheres to these laws which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. For this reason, any statutory dividend which may be paid to ITT Hartford Group, Inc. by its insurance subsidiaries in 1997 requires prior approval.

The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, The Hartford carries a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company's investment objectives and strategies, see Investments section.

DISTRIBUTION AGREEMENT

As part of the Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. ("the former ITT subsidiaries"), provisions were outlined addressing the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the
Distribution Agreement, responsibility for shared liabilities shall be borne equally by each of the former ITT subsidiaries, including related attorney's fees and other out-of-pocket expenses. As of December 31, 1996, all known liabilities covered by this agreement have been accrued.

TAX ALLOCATION AGREEMENT

ITT and The Hartford have entered into a Tax Allocation Agreement whereby The Hartford will pay a share of ITT's consolidated tax liability for the tax years that The Hartford was included in ITT's consolidated federal income tax return. The Tax Allocation Agreement provides for the attribution to specific companies of any state, local and foreign taxes related to periods prior to December 20, 1995.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") adopted regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both property and casualty companies (effective December 31, 1994) and life companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 1996, each of The Hartford's insurance subsidiaries within the North American Property & Casualty and Life segments have more than sufficient capital to meet the NAIC's RBC requirements.

CASH FLOW

                                     1996      1995       1994
----------------------------------------------------------------
Cash provided by operating
   activities                    $    994  $  1,094   $    823
Cash used for investing
   activities                    $ (1,035) $ (1,597)  $ (3,336)
Cash provided by financing
   activities                    $     59  $    533   $  2,509
Cash - end of year               $    112  $     95   $     55
----------------------------------------------------------------

During 1996, cash provided by operating activities decreased from the prior year due primarily to increased policy acquisition costs related to strong growth in the Life segment. During 1995, cash provided by operating activities improved over 1994 due to increased revenues and collections on reinsurance recoverables. The changes in cash provided by both investing and financing activities between years were primarily due to declines in investment-type contracts written in the Life segment coupled with increases in investment-type contract maturities resulting in cash (used) provided of $(390), $530 and $2,584 for the years ended December 31, 1996, 1995 and 1994, respectively. These funds, along with cash reserves, were invested in securities held by The Hartford. Operating cash flows in each of the last three years have been more than adequate to meet liquidity requirements.

SUBSEQUENT EVENTS

On February 10, 1997, HLI filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of up to 20% of HLI common stock. HLI is the holding company parent of The Hartford's significant life insurance and related subsidiaries. Management intends to use the proceeds from the offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. Management of The Hartford believes the offering will strengthen the Company's financial position and flexibility. If and when the offering is completed, The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI ("the HLI securities"). HLI intends to use the proceeds from any offering for the repayment of debt, including outstanding commercial paper and other third party indebtedness and the satisfaction of other obligations, for working capital, capital expenditures, investments in or loans to subsidiaries and for other general corporate purposes.

================================================================================
REGULATORY INITIATIVES
================================================================================

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Legislation has not been introduced in the current Congress but has in recent sessions which, if enacted, would result in substantially greater Federal regulation of the property and casualty and life insurance industries. Current and proposed Federal measures which may significantly affect the life insurance business include medical testing for insurability, tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. Such measures which may significantly impact the property and casualty industry include possible modifications to the Superfund program, the tax laws governing property and casualty insurance companies, Federal catastrophe fund legislation and tort reform proposals.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, all members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $14 in 1996, $15 in 1995 and $23 in 1994.

================================================================================
EFFECT OF INFLATION
================================================================================

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of The Hartford during the three most recent fiscal years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1997 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and "The Board of Directors and Its Committees - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is set forth in the Proxy Statement under the captions "Compensation of Executive Officers" and "The Board of Directors and its Committees - Directors' Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is set forth in the Proxy Statement under the caption "Stock Ownership of Directors, Executive Officers and Certain Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

     1. Consolidated Financial Statements. See Index to Consolidated Financial Statements elsewhere herein.

     2. Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules elsewhere herein.

     3. Exhibits. See Exhibit Index elsewhere herein.

(b) On October 18, 1996, The Hartford filed a Form 8-K, reporting under Item 5, Other Events, a press release announcing third quarter losses due to asbestos and environmental and Closed Book GRC charges, and the election of Ramani Ayer as the Company's next chairman.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                        Page(s)
Report of Management                                                     F-1
Report of Independent Public Accountants                                 F-2
Consolidated  Statements  of Income for the three years ended
  December 31, 1996                                                      F-3
Consolidated Balance Sheets as of December 31, 1996 and 1995             F-4
Consolidated Statements of Stockholders' Equity for the three
  years ended December 31, 1996                                          F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1996                                                F-6
Notes to Consolidated Financial Statements                               F-7-26
Summary of Investments - Other Than Investments in Affiliates            S-1
Supplementary Condensed Financial Statements                             S-2-3
Supplementary Insurance Information                                      S-4
Reinsurance                                                              S-5
Valuation and Qualifying Accounts                                        S-6
Supplemental Information Concerning Property and Casualty
  Insurance Operations                                                   S-7


                              REPORT OF MANAGEMENT


The management of ITT Hartford Group, Inc. ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operation, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available The Hartford's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of The Hartford's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is The Hartford's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while The Hartford's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration The Hartford's system of internal controls in determining the nature, timing and extent of its audit tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that The Hartford's affairs are transacted according to the highest standards of personal and professional conduct. The Hartford has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO ITT HARTFORD GROUP, INC.:

We have audited the accompanying Consolidated Balance Sheets of ITT Hartford Group, Inc. ("The Hartford") (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of The Hartford's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 of Notes to Consolidated Financial Statements, The Hartford adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its method of accounting, effective January 1, 1994, for certain investments in debt and equity securities. The Hartford also changed, effective January 1, 1994, its method used to discount certain workers' compensation liabilities.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                           ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 10, 1997

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    For the years ended December 31,
                                                                                -------------------------------------
(In millions, except for per share data)                                            1996           1995         1994
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Earned premiums                                                               $ 10,076       $  9,628     $  8,753
  Net investment income                                                            2,523          2,420        2,259
  Net realized capital gains (losses)                                               (126)           102           90
---------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                               12,473         12,150       11,102
     ----------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                   8,942          7,769        7,314
  Amortization of deferred policy acquisition costs                                1,678          1,658        1,513
  Other expenses                                                                   2,171          1,981        1,423
---------------------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                                          12,791         11,408       10,250
     ----------------------------------------------------------------------------------------------------------------

     OPERATING INCOME (LOSS)                                                        (318)           742          852
  Income tax expense (benefit)                                                      (219)           180          214
  Dividends on subsidiary preferred stock                                             --             (3)          (6)
---------------------------------------------------------------------------------------------------------------------

     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                    (99)           559          632
  Cumulative effect of accounting changes, net of tax expense of  7                   --             --           12
---------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                          $    (99)      $    559     $    644
     ----------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting changes                    $  (0.84)      $   4.77     $   5.40
Cumulative effect of accounting changes                                               --             --         0.10
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $  (0.84)      $   4.77     $   5.50
---------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (1)                                     117.3          117.1        117.1
---------------------------------------------------------------------------------------------------------------------
  Cash dividends declared per share                                             $   1.60             --           --
---------------------------------------------------------------------------------------------------------------------

(1) Actual number of weighted average common shares outstanding at December 31, 1995 of 117.1 is retroactively presented for the years ended December 31, 1995 and 1994.

    The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  As of December 31,
                                                                                           -------------------------------
(In millions, except for share data)                                                                1996             1995
--------------------------------------------------------------------------------------------------------------------------
                                                           ASSETS
Investments
-----------
Fixed maturities, available for sale, at fair value (amortized cost of $31,178
   and $30,892)                                                                            $      31,449    $      31,168
Equity securities, available for sale, at fair value (cost of $1,581 and $1,192)                   1,865            1,342
Policy loans, at outstanding balance                                                               3,839            3,380
Other investments, at cost                                                                           486              785
--------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                           37,639           36,675
Cash                                                                                                 112               95
Premiums receivable and agents' balances                                                           1,797            1,890
Reinsurance recoverables                                                                          11,229           11,801
Deferred policy acquisition costs                                                                  3,535            2,945
Deferred income tax                                                                                1,480            1,150
Other assets                                                                                       2,596            2,451
Separate account assets                                                                           50,452           36,848
--------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                         $     108,840    $      93,855
      ====================================================================================================================

                                                          LIABILITIES
Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                $      18,303    $      17,536
      Life                                                                                         4,371            3,894
Other policy claims and benefits payable                                                          22,220           22,770
Unearned premiums                                                                                  2,797            2,766
Short-term debt                                                                                      500              886
Long-term debt                                                                                     1,032            1,022
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures                                             1,000               --
Other liabilities                                                                                  3,645            3,431
Separate account liabilities                                                                      50,452           36,848
--------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                          104,320           89,153
      ====================================================================================================================

                                                      STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000, issued 119,194,412 and
 118,762,331 shares, par value $0.01                                                                   1                1
Treasury stock - 1,638,000 shares                                                                    (30)            (30)
Capital surplus                                                                                    1,642            1,636
Cumulative translation adjustments                                                                    40               48
Unrealized gain on securities, net of tax                                                            352              245
Retained earnings                                                                                  2,515            2,802
--------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   4,520            4,702
      ====================================================================================================================
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     108,840    $      93,855
      ====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.


                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(In millions)                                                                                                   Shares
                                                                         Amounts                            (in thousands)
                                                      -------------------------------------------  ------------------------------
                                                             1996           1995            1994             1996           1995
                                                      -------------------------------------------  ------------------------------

COMMON STOCK AND CAPITAL SURPLUS
   Balance, beginning of year                        $      1,637    $     1,357     $     1,357          118,762             --
   The Hartford Distribution:  [1]
      Issuance of common stock in connection
       with the Distribution                                   --             --              --               --        117,069
      Common stock issued to a subsidiary of
       the Company                                             --             30              --               --          1,408
      Other                                                    --             --              --               --            230
   Other                                                        6            250              --              432             55
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                   1,643          1,637           1,357          119,194        118,762
---------------------------------------------------------------------------------------------------------------------------------

TREASURY STOCK
   Balance, beginning of year                                 (30)            --              --           (1,638)            --
   Common stock issued to a subsidiary of
    the Company                                                --            (30)             --               --         (1,408)
   Other                                                       --             --              --               --           (230)
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                     (30)           (30)             --           (1,638)        (1,638)
---------------------------------------------------------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENTS
   Balance, beginning of year                                  48             24             (28)
   Translation adjustments                                     (8)            24              52
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                      40             48              24
---------------------------------------------------------------------------------------------------------------------------------

UNREALIZED GAIN (LOSS) ON SECURITIES, NET OF TAX
   Balance, beginning of year                                 245         (1,219)             78
   Net change in unrealized gains (losses) on
    investment securities, net of tax  [2]                    107          1,464          (1,297)
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                     352            245          (1,219)
---------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance, beginning of year                               2,802          3,022           2,605
   Net income (loss)                                          (99)           559             644
   Dividends declared on common stock                        (188)          (779)           (227)
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                   2,515          2,802           3,022
---------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY AND COMMON         $      4,520    $     4,702     $     3,184          117,556        117,124
   SHARES OUTSTANDING
=================================================================================================================================

[1] For information regarding The Hartford Distribution, see Note 2 of Notes to Consolidated Financial Statements.
[2] The 1994 change in unrealized loss on securities, net of tax, includes a gain of $303 due to the adoption of SFAS No. 115 as discussed in Note 1(b) of Notes to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                         ------------------------------------
(In millions)                                                                                 1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                     $     (99)    $    559     $    644
   Cumulative effect of accounting changes                                                      --          --           (12)
-----------------------------------------------------------------------------------------------------------------------------
      Income (loss) before cumulative effect of accounting changes                             (99)         559          632
ADJUSTMENTS TO NET INCOME (LOSS)
   Depreciation and amortization                                                                81           85           80
   Net realized capital (gains) losses                                                         126         (102)         (90)
   Change in receivables, payables and accruals                                                (38)         (45)         (67)
   Accrued and deferred taxes                                                                 (449)         (56)        (125)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                 968          804          610
   Increase in deferred policy acquisition costs                                              (589)        (413)        (484)
   Decrease in reinsurance recoverables and other related assets                               611          320          241
   Other, net                                                                                  383          (58)          26
-----------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                    994        1,094          823
=============================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                 (33,424)     (43,153)     (41,777)
   Sale of investments                                                                      14,602       14,759       15,702
   Maturity of investments                                                                  17,856       26,873       22,815
   Additions to plant, property and equipment                                                  (69)         (76)         (76)
-----------------------------------------------------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                                                    (1,035)      (1,597)      (3,336)
=============================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                       (386)        (142)         516
   Long-term debt, net                                                                          --          552           13
   Net proceeds  from  issuance  of  company  obligated  mandatorily  redeemable preferred  securities of  subsidiary  trusts  holding  solely parent junior
     subordinated debentures                                                                   969           --           --
   Dividends paid                                                                             (140)          --           --
   Investments, advances and dividends to ITT Industries, Inc.                                  --         (314)        (427)
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                         (390)         530        2,584
   Redemption of subsidiary preferred stock                                                     --          (86)        (177)
   Other, net                                                                                    6           (7)          --
-----------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY FINANCING ACTIVITIES                                                     59          533        2,509
=============================================================================================================================
   Foreign exchange rate effect on cash                                                         (1)          10           (2)
=============================================================================================================================
   Increase (decrease) in cash                                                                  17           40           (6)
   Cash - beginning of year                                                                     95           55           61
-----------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                                  $    112    $      95    $      55
=============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Income taxes                                                                           $    170    $     302    $     317
   Interest                                                                               $    142    $      95    $      74

NONCASH FINANCING ACTIVITIES:
   Capital contribution                                                                   $     --    $     180    $      --
   Dividends paid                                                                         $     --    $     395    $      --


The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)

1.  SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

ITT Hartford Group, Inc. together with its consolidated subsidiaries ("The Hartford" or the "Company") provide property and casualty and life insurance to both individual and commercial customers in the United States and internationally.

In June 1995, the Board of Directors of ITT Industries, Inc. (the "Corporation"), formerly ITT Corporation ("ITT"), approved the distribution to holders of the Corporation's common stock of all outstanding shares of common stock of The Hartford on a pro rata basis (see Note 2). The Hartford became a publicly traded company that includes the insurance businesses of the former ITT. For purposes of these financial statements, all references to The Hartford include the assets, liabilities and results of operations of First State Insurance Company and its subsidiaries ("First State") and Fencourt Reinsurance Company, Ltd., which were transferred to The Hartford prior to the distribution (see Note 2).

These financial statements present the financial position, results of operations and cash flows of The Hartford as if it were a separate entity for all periods presented. The Corporation's historical basis in the assets and liabilities of certain companies, that were previously not a part of The Hartford, has been carried over and included in the accompanying financial statements as if such companies had been transferred for all periods presented, in a manner similar to pooling of interest accounting. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated. The consolidated financial statements are prepared on the basis of generally accepted accounting principles which differ materially from the accounting prescribed by various insurance regulatory authorities.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policy benefits, unpaid claims and claim adjustment expenses. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to current year presentation.

(b)  CHANGES IN ACCOUNTING PRINCIPLES

On November 14, 1996, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This Issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125, which defers the effective date of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 125 is not expected to have a material effect on the Company's financial condition or results of operations.

Effective January 1, 1996, The Hartford adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996 for calendar year end companies. As permitted by SFAS No. 123, The Hartford continues to measure compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has made pro forma disclosures of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied. For additional information, see Note 8.

Effective January 1, 1994, The Hartford adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value)

(b)  CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

and, in the case of fair value, whether the adjustment impacts Stockholders' Equity directly or is reflected in the Consolidated Statements of Income. Investments in equity securities had previously been and continue to be recorded at fair value with the corresponding impact included in Stockholders' Equity. Under SFAS No. 115, The Hartford's fixed maturities are classified as available for sale and accordingly, these investments are reflected at fair value with the corresponding impact included as a component of Stockholders' Equity designated "unrealized gain (loss) on securities, net of tax". At December 31, 1996, the net unrealized gain on securities, net of tax of $190, was $352 including a net unrealized gain pertaining to equity securities of $186. EITF Issue No. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF Issue No. 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments, that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115, was written down to fair value and reflected as a cumulative effect of accounting change of $(30) after-tax as of January 1, 1994 in the accompanying Consolidated Statements of Income.

Effective January 1, 1994, The Hartford elected to change its method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants. This change involved discounting these reserves at a market interest rate as compared to previously used statutory rates ranging from 3 to 3.5 percent. The market rate, which approximated 7 percent at January 1, 1994, represents the rate of return The Hartford could receive on risk-free investments with maturities comparable to the duration of the claim liabilities. This accounting change resulted in a $42 after-tax cumulative effect benefit which is reflected in the accompanying Consolidated Statements of Income. The total amount of the reserve discount was $472 and $451 at December 31, 1996 and 1995, respectively.

The Hartford's cash flows were not impacted by these changes in accounting principles.

(c)  PROPERTY AND CASUALTY INSURANCE OPERATIONS

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

The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not yet reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. A reconciliation of liabilities for unpaid claims and claim adjustment expenses and a table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows:


                                              December 31,
                                       ----------------------------
                                           1996     1995      1994
                                       ----------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                        $17,536  $17,435   $17,284
Reinsurance recoverables                  4,939    5,317     5,339
-------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                           12,597   12,118    11,945
ADD PROVISION FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES
     Current year                         5,075    5,041     4,841
     Prior years     (1)                  1,049      254        55
-------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES           6,124    5,295     4,896
-------------------------------------------------------------------
LESS PAYMENTS
     Current year                         2,082    1,905     1,891
     Prior years                          2,797    3,032     2,832
-------------------------------------------------------------------
TOTAL PAYMENTS                            4,879    4,937     4,723
-------------------------------------------------------------------
Foreign currency translation                 47        6        65
Cumulative effect of accounting
  changes   (2)                              --       --       (65)
ITT Ercos   (3)                              --       34        --
Other reclassifications                      --       81        --
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                           13,889   12,597    12,118
Reinsurance recoverables                  4,414    4,939     5,317
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
   CLAIMS AND CLAIM ADJUSTMENT
   EXPENSES-GROSS                       $18,303  $17,536   $17,435
===================================================================
[1] See Note 14(b) Environmental and Asbestos Claims. Excludes the effects of foreign exchange adjustments.
[2] Refer to Note 1(b) above for further discussion of the accounting changes involving the discounting of reserves.
[3] Represents beginning balances for liabilities for unpaid claims and claim adjustment expenses of ITT Ercos, a subsidiary acquired during 1995.

The Company has an exposure to catastrophe losses which can be caused by significant events including hurricanes, severe winter storms, earthquakes, windstorms and fires. The frequency and severity of catastrophes are unpredictable and the exposure to a catastrophe is a function of both the total amount insured in an area affected by the event and the severity of the event. Catastrophes generally impact limited geographic areas; however, certain events may produce significant damage in

(c)  PROPERTY AND CASUALTY INSURANCE OPERATIONS (CONTINUED)

heavily populated areas. The Company generally seeks to reduce its exposure to catastrophe losses through individual risk selection and the purchase of catastrophe reinsurance.

(d)  LIFE INSURANCE OPERATIONS

Life insurance revenues are comprised of life insurance premiums which are recognized when due from policyholders, accident and health premiums which are recognized when earned and policyholder charges on universal life-type and investment contracts. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Policy acquisition costs, including commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are reestimated and readjusted by a cumulative charge or credit to income.

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Health reserves are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate account assets, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.


(e)  FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in Stockholders' Equity. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies.

(f)  INVESTMENTS

The Hartford's investments in fixed maturities include bonds and commercial paper which are classified as "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of Stockholders' Equity designated "unrealized gain (loss) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Fair value for fixed maturities and equity securities approximate those quotations published by applicable stock exchanges or received from other reliable sources. Net realized capital gains and losses, after deducting life and pension policyholders' share, are reported as a component of revenue and are determined on a specific identification basis. Policy loans are carried at outstanding balance which approximates fair value.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the company is unable to recover all amounts due under the contractual obligations of the security. In addition, the Company has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has a fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment has been determined to have occurred and is recognized. The Company then continues to review the impaired securities for appropriate valuation on an ongoing basis.

During 1996, it was determined that a portfolio of assets within the closed book of guaranteed rate contract business ("Closed Book GRC") was impaired. With the initiation of certain hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $88 after-tax was determined to have occurred and was recorded.

(g)  DERIVATIVE FINANCIAL INSTRUMENTS

The Hartford uses a variety of derivative financial instruments including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and

(g)  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

liabilities. The Hartford does not hold or issue derivative financial instruments for trading purposes. The Hartford's accounting for derivative financial instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52 , "Foreign Currency Translation", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivatives used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Derivatives used to hedge other invested assets or liabilities are carried at cost.

Derivatives must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Hartford's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivatives used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivatives which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as a basis adjustment to the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into net investment income over the remaining asset life.

Open forward commitment contracts are marked to market through Stockholders' Equity. Such contracts are recorded at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of the forward commitment contracts before the delivery of the securities are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the hedge. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized gain or loss.

Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustments component of Stockholders' Equity.

(h) EARNINGS PER SHARE

Earnings per share for the years ended December 31, 1995 and 1994 were determined based on the actual number of common shares outstanding at December 31, 1995 of 117.1 million.

2.  THE DISTRIBUTION

On December 19, 1995, ITT distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock (the "Distribution" or "Spin-off"). As a result of the Distribution, The Hartford became an independent publicly-traded company. "Regular Way" trading of The Hartford common stock securities on the New York Stock Exchange (under the symbol "HIG") commenced on December 20, 1995. In connection with this transaction, ITT transferred First State and Fencourt Reinsurance Company, Ltd., both of which were wholly-owned companies of ITT, to The Hartford prior to the Distribution.

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. ("the former ITT subsidiaries") addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries, including related attorney's fees and other out-of-pocket expenses. As of December 31, 1996, all known liabilities covered by this agreement have been accrued.

Additionally, ITT and The Hartford have entered into a Tax Allocation Agreement whereby The Hartford will pay a share of ITT's consolidated tax liability for the tax years that The Hartford was included in ITT's consolidated Federal income tax return. The Tax Allocation Agreement provides for the attribution to specific companies of any state, local and foreign taxes related to periods prior to December 20, 1995.

3. INVESTMENTS

                                                                                 For the years ended December 31,
                                                                       --------------------------------------------------
                                                                                 1996              1995             1994
-------------------------------------------------------------------------------------------------------------------------
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income                                                            $    2,483       $     2,384       $    2,167
Dividends from unaffiliated companies                                              55                38               47
Real estate income                                                                  7                34               62
Other investment income                                                            25                36               79
-------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                         2,570             2,492            2,355
Less:   Investment expenses                                                        47                72               96
-------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                   $    2,523       $     2,420       $    2,259
=========================================================================================================================

(b) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                           $     (247)      $        63       $      (24)
Equity securities                                                                 135                77               83
Real estate and other                                                             (11)              (35)              26
Less:   Increase (decrease) in liability to policyholders for
        realized capital gains                                                      3                 3               (5)
-------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                     $     (126)      $       102       $       90
=========================================================================================================================

(c) UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized gains                                                     $      336       $       199       $      118
Gross unrealized losses                                                           (52)              (49)            (103)
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                              284               150               15
Deferred income tax expense                                                        98                52                5
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  186                98               10
Balance - beginning of year                                                        98                10               78
-------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED INVESTMENT GAINS (LOSSES)                          $       88       $        88       $      (68)
=========================================================================================================================

(d) UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized gains                                                     $      717       $       943       $      228
Gross unrealized losses                                                          (446)             (667)          (2,164)
Unrealized (gains) losses credited to policyholders                               (13)              (51)              46
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                     258               225           (1,890)
Deferred income tax expense (benefit)                                              92                78             (661)
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses), net of tax                                         166               147           (1,229)
Balance - beginning of year                                                       147            (1,229)             303
-------------------------------------------------------------------------------------------------------------------------
 CHANGE IN UNREALIZED INVESTMENT GAINS (LOSSES)                            $       19       $     1,376       $   (1,532)
=========================================================================================================================

3. INVESTMENTS (CONTINUED)

(e)   FIXED MATURITY INVESTMENTS

                                                                                    As of December 31, 1996
                                                             -------------------------------------------------------------------
                                                                                      Gross            Gross
                                                                  Amortized        Unrealized        Unrealized
                                                                    Cost              Gains            Losses        Fair Value
--------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored)                                $        389      $         15     $         (4)     $        400
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                        2,992               177             (143)            3,026
  States, municipalities and political subdivisions                  7,524               143              (38)            7,629
  International governments                                          2,230                82               (6)            2,306
  Public utilities                                                   1,228                16              (12)            1,232
  All other corporate including international                        8,483               190             (150)            8,523
  All other corporate - asset-backed                                 4,814                63              (66)            4,811
  Short-term investments                                             1,812                --               --             1,812
  Certificates of deposit                                            1,661                29              (27)            1,663
  Redeemable preferred stock                                            45                 2               --                47
--------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                    $     31,178      $        717     $       (446)     $     31,449
================================================================================================================================


                                                                                    As of December 31, 1995
                                                             -------------------------------------------------------------------
                                                                                      Gross            Gross
                                                                  Amortized        Unrealized        Unrealized
                                                                    Cost              Gains            Losses        Fair Value
--------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored)                                $        947      $          9     $        (12)     $        944
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                        5,521               267             (420)            5,368
  States, municipalities and political subdivisions                  5,322               148              (11)            5,459
  International governments                                          1,933                79               (5)            2,007
  Public utilities                                                   1,295                37               (2)            1,330
  All other corporate including international                        7,240               263             (134)            7,369
  All other corporate - asset-backed                                 4,031                96              (63)            4,064
  Short-term investments                                             3,065                --               --             3,065
  Certificates of deposit                                            1,538                44              (20)            1,562
--------------------------------------------------------------------------------------------------------------------------------
     Total fixed maturities                                   $     30,892      $        943     $       (667)     $     31,168
================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1996 by maturity are shown to the right. Asset-backed securities, including MBS and CMO's, are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds reported in broker consensus data and can be expected to vary from actual experience. Expected maturities differ from contractual maturities due to call or prepayment provisions.
                                     Amortized
MATURITY                                Cost       Fair Value
--------------------------------------------------------------
One year or less                    $    4,363    $     4,382
Over one year through five years        10,675         10,789
Over five years through ten years        8,963          9,042
Over ten years                           7,177          7,236
--------------------------------------------------------------
     TOTAL                          $   31,178    $    31,449
==============================================================

(e)  FIXED MATURITY INVESTMENTS (CONTINUED)

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1996, 1995 and 1994 resulted in proceeds of $11.3 billion, $10.7 billion and $10.2 billion, gross gains of $161, $210 and $188 and gross losses (including writedowns) of $(408), $(147) and $(212), respectively. Sales of equity security investments for the years ended December 31, 1996, 1995 and 1994 resulted in proceeds of $1.4 billion, $1.7 billion and $1.7 billion, gross gains of $184, $150 and $135 and gross losses of $(49), $(73) and $(52), respectively.

(f)  CONCENTRATION OF CREDIT RISK

Included in fixed maturity investments at December 31, 1996 and 1995, respectively, were $39 of Orange County, California Pension Obligation Bonds, $17 of which were carried in the general account and $22 of which were included in The Hartford's separate account assets. During 1996, all interest payments due were received. The bonds were sold in January 1997 for $40.

Excluding U.S. government and government agency investments, The Hartford is not exposed to any significant credit concentration risk.

(g) FAIR VALUE OF FINANCIAL INSTRUMENTS NOT DISCLOSED ELSEWHERE AS OF DECEMBER 31, 1996 AND 1995

Balance Sheet Items
                                1996                1995
                          ------------------  -------------------
                            Carrying   Fair     Carrying  Fair
                             Amount   Value        Amount  Value
-----------------------------------------------------------------
Assets
  Other investments         $4,265   $4,355     $4,066    $4,082
Liabilities
  Other policy claims
   and benefits payable*    11,707   11,469     12,727    12,767
  Short-term debt              500      500        886       886
  Long-term debt             1,032    1,044      1,022     1,172
  QUIPS **                   1,000      993         --        --
-----------------------------------------------------------------
* Excludes corporate owned life insurance ("COLI") and universal life insurance contracts totaling $10.5 billion and $10.0 billion at December 31, 1996 and 1995, respectively.

** Represents company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated debentures.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument above for which it is practicable to do so: policy and mortgage loan carrying amounts approximate fair value; investments in partnerships and trusts are based on external market valuations from partnership and trust management; other policy claims and benefits payable are determined by estimating future cash flows discounted at the current market rate; short-term debt carrying amounts approximate fair value; and long-term debt, including QUIPS, is based on external valuation using discounted future cash flows at current market interest rates.

(h)  DERIVATIVE FINANCIAL INSTRUMENTS

The Hartford uses a variety of derivative financial instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risks on anticipated investment purchases or existing assets and liabilities. Approved derivatives usage must support at least one of the following objectives: to manage the risk to the operation arising from price, interest rate and foreign currency volatility, to manage liquidity, or to control transaction costs. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk. Credit risk for derivative contracts is limited to the amounts calculated to be due to The Hartford on such contracts. Payment obligations between The Hartford and its counterparties are typically netted on a quarterly basis. The Hartford has policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk for derivative contracts. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $11.1 billion and $9.8 billion ($8.3 billion and $7.9 billion related to life insurance operations investments, $2.6 billion and $1.7 billion on life insurance operations liabilities and $200 and $200 related to variable rate debt) at December 31, 1996 and 1995, respectively.

(h) DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

A summary of derivatives for The Hartford, segregated by major investment category, was as follows as of December 31, 1996 and 1995:


                  1996                                                       Amount Hedged (Notional Amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                            Total                    Purchased                  Interest     Foreign       Total
                                         Carrying    Issued Caps   Caps, Floors                    Rate     Currency     Notional
ASSETS HEDGED                               Value   $ Floors (C)  & Options (D)   Futures (E)   Swaps (H)   Swaps (F)      Amount
----------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities  (excluding
  inverse floaters and anticipatory)   $    7,429  $     500   $      2,454    $      --   $       941   $      --    $     3,895
Inverse floaters (A)                          408         98            856           --           346          --          1,300
Anticipatory  (G)                              --         --             --          287           105          --            392
Other bonds and notes                      21,800        456            748           50         1,265         125          2,644
Short-term investments                      1,812         --             --           --            --          --             --
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                 31,449      1,054          4,058          337         2,657         125          8,231
Equity securities, policy loans and
  other investments                         6,190         --             --           --            19          --             19
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS                  $   37,639  $   1,054   $      4,058    $     337   $     2,676   $     125    $     8,250
==================================================================================================================================
    TOTAL DERIVATIVES - FAIR VALUE  (B)            $     (10)  $         35    $      --   $       (27)  $      (9)   $       (11)
==================================================================================================================================


                  1995                                                        Amount Hedged (Notional Amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                            Total                    Purchased                  Interest     Foreign       Total
                                         Carrying    Issued Caps   Caps, Floors                    Rate     Currency     Notional
ASSETS HEDGED                               Value   $ Floors (C)  & Options (D)   Futures (E)   Swaps (H)   Swaps (F)      Amount
----------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities  (excluding
  inverse floaters and anticipatory)   $   8,543   $     118   $      3,433    $     323   $       290   $      --    $     4,164
Inverse floaters (A)                         892         560            354           18           681          --          1,613
Anticipatory  (G)                             (3)         --             --          478           240          --            718
Other bonds and notes                      18,671         33             66          336           798         187          1,420
Short-term investments                      3,065         --             --           --            --          --             --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                31,168        711          3,853        1,155         2,009         187          7,915
Equity securities, policy loans and
  other investments                         5,507         --             --           --            18          --             18
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                 $   36,675  $     711   $      3,853    $   1,155   $     2,027   $     187    $     7,933
==================================================================================================================================
     TOTAL DERIVATIVES - FAIR VALUE  (B)           $     (32)  $         4 7   $      --   $      (113)  $     (24)   $      (122)
==================================================================================================================================

(A) Inverse floaters are variations of collateralized mortgage obligations ("CMO's") for which the coupon rates move inversely with an index rate such as the London interbank offered rate ("LIBOR"). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, The Hartford uses a variety of derivative instruments, primarily interest rate swaps and caps and floors.

(B) The fair value of derivative instruments, including swaps, caps, floors, futures, options and forward commitments, was determined using a pricing model which is validated through quarterly comparison to dealer quoted prices for 1996, and using dealer quoted prices for 1995.

(C) The 1996 data includes issued caps of $433 with a weighted average strike rate of 8.21% (ranging from 7.0% to 9.5%) and over 93% maturing in 2000 through 2005. In addition, issued floors totaled $621, and had a weighted average strike rate of 5.16% (ranging from 4.88% to 7.85%) with all of them maturing by the end of 2005. The 1995 data includes issued caps of $475 with a weighted average strike rate of 8.5% (ranging from 7.0% to 10.4%) and over 85% maturing in 2000 through 2004. In addition, issued floors totaled $236, had a weighted average strike rate of 8.1% (ranging from 5.3% to 10.9%) and mature through 2007 with 76% maturing by 2004.

(D) The 1996 data includes purchased floors of $2.6 billion, purchased options of $11 and purchased caps of $1.4 billion. The floors had a weighted average strike rate of 5.77% (ranging from 3.70% to 7.85%) and over 95% mature in the years 1997 through 2001. The options mature in 1997. The caps had a weighted average strike rate of 7.68% (ranging from 4.40% to 10.13%) and over 77% of them mature in the year 1997 through 2001. The 1995 data includes purchased floors of $2.1 billion and purchased caps of $1.8 billion. The floors had a weighted average strike rate of 5.7% (ranging from 3.7% to 6.8%) and over 87% mature in 1997 through 1999. The caps had a weighted average strike rate of 7.6% (ranging from 4.5% to 10.1%) and over 82% mature in 1997 through 2000.

(E) As of December 31, 1996 and 1995, over 71% and 95% , respectively, of the notional futures contracts expire within one year.

(F) As of December 31, 1996 and 1995, over 42% and 25%, respectively, of foreign currency swaps expire within one year; the balance mature over the succeeding 4 to 5 years.

(G) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturity investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. At December 31, 1996, The Hartford had $5.7 in net deferred gains for futures, interest rate swaps and purchased options. The Hartford expects to basis adjust the $5.7 of deferred gains in 1997. At December 31, 1995, The Hartford had $12.9 in net deferred gains for futures, interest rate swaps and purchased options of which $12.6 was basis adjusted in 1996.

(H) The following tables summarize the maturities of interest rate swaps outstanding at December 31, 1996 and 1995, and the related weighted average interest pay rate or receive rate. The variable rates represent spot rates (primarily 90 day LIBOR).


(h) DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)


                                                      Interest Rate Swaps
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Latest
                    1996                        1997      1998       1999      2000       2001    Thereafter   Total    Maturity
---------------------------------------------------------------------------------------------------------------------------------

PAY FIXED/RECEIVE VARIABLE
   Notional value                            $    --    $   50    $   165    $   35    $   162    $   334    $   746       2016
   Weighted average pay rate                      --%      5.7%       5.8%      5.5%       5.5%       5.6%       5.6%
   Weighted average receive rate                  --%      3.2%       1.5%      6.5%       6.3%       6.7%       5.2%
PAY VARIABLE/RECEIVE FIXED
   Notional value                            $    86    $   25    $   486    $   74    $   582    $   399    $ 1,652       2007
   Weighted average pay rate                     7.5%       --%       6.4%      6.7%       7.0%       6.8%       6.8%
   Weighted average receive rate                 5.6%       --%       5.6%      5.7%       6.2%       5.8%       5.9%
PAY VARIABLE/RECEIVE DIFFERENT VARIABLE
   Notional value                            $    19    $   15    $    --    $  200    $    --    $    44    $   278       2007
   Weighted average pay rate                     5.9%      5.7%        --%      6.4%        --%      12.9%       7.4%
   Weighted average receive rate                 3.7%      5.5%        --%      5.0%        --%       6.4%       5.2%
TOTAL INTEREST RATE SWAPS                    $   105    $   90    $   651    $  309    $   744    $   777    $ 2,676       2016
TOTAL WEIGHTED AVERAGE PAY RATE                  7.2%      5.7%       6.2%      6.4%       6.7%       6.6%       6.5%
TOTAL WEIGHTED AVERAGE RECEIVE RATE              5.2%      3.8%       4.4%      5.4%       6.2%       6.3%       5.6%
---------------------------------------------------------------------------------------------------------------------------------


                                                      Interest Rate Swaps
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Latest
                    1995                        1996      1997       1998      1999       2000    Thereafter   Total    Maturity
---------------------------------------------------------------------------------------------------------------------------------

PAY FIXED/RECEIVE VARIABLE
   Notional value                            $    15    $    50    $    --    $  453    $    31    $  229    $   778        2004
   Weighted average pay rate                     5.0%       7.2%        --%      8.1%       7.1%      7.8%       7.8%
   Weighted average receive rate                 5.8%       5.9%        --%      5.8%       5.7%      5.9%       5.8%
PAY VARIABLE/RECEIVE FIXED
   Notional value                            $   120    $    68    $    25    $   25    $    35    $  295    $   568        2007
   Weighted average pay rate                     5.9%       8.6%       5.9%       --%       5.9%      4.3%       5.4%
   Weighted average receive rate                 2.8%       7.9%       4.0%       --%       6.5%      6.7%       5.6%
PAY VARIABLE/RECEIVE DIFFERENT VARIABLE
   Notional value                            $   161    $    18    $    36    $   12    $   200    $  254    $   681        2004
   Weighted average pay rate                     5.5%       6.2%       3.7%      3.4%       4.5%     16.3%       5.6%
   Weighted average receive rate                 6.5%       8.1%       5.6%      5.2%       6.8%      5.9%       6.5%
TOTAL INTEREST RATE SWAPS                    $   296    $   136    $    61    $  490    $   266    $  778    $ 2,027        2007
TOTAL WEIGHTED AVERAGE PAY RATE                  5.6%       7.8%       4.6%      7.6%       5.0%      6.4%       6.5%
TOTAL WEIGHTED AVERAGE RECEIVE RATE              4.9%       7.2%       4.9%      5.4%       6.6%      6.3%       5.9%
---------------------------------------------------------------------------------------------------------------------------------

(h) DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
In addition, interest rate sensitivity related to certain liabilities in life insurance operations and variable rate debt in property and casualty insurance operations (as described in Note 5) was modified primarily through interest rate swap agreements. The notional amount of the life insurance operations liability agreements, in which life insurance operations generally pay one variable rate in exchange for another, was $2.6 billion and $1.7 billion at December 31, 1996 and 1995, respectively. As of December 31, 1996, the weighted average pay rate was 5.6% and the weighted average receive rate was 6.5%. These agreements mature

A reconciliation between notional amounts at December 31, 1996 and 1995 by derivative type and strategy is as follows:

                                   December 31, 1995                         Maturities/      December 31, 1996
                                     Notional Amount       Additions       Terminations [2]    Notional Amount
---------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                  $     2,284        $    1,293         $    1,715         $    1,862
Floors                                      2,380             2,184              1,165              3,399
Swaps/ Forwards                             3,822             4,299              2,852              5,269
Futures                                     1,155             3,776              4,594                337
Options                                        --                14                  3                 11
---------------------------------------------------------------------------------------------------------------
   TOTAL  [1]                         $     9,641        $   11,566         $   10,329         $   10,878
===============================================================================================================

BY STRATEGY
Liability                             $     1,708        $    2,057         $    1,137         $    2,628
Anticipatory                                  718             2,117              2,443                392
Asset                                       3,051             1,583              2,253              2,381
Portfolio                                   4,164             5,809              4,496              5,477
---------------------------------------------------------------------------------------------------------------
   TOTAL  [1]                         $     9,641        $   11,566         $   10,329         $   10,878
===============================================================================================================

[1] Excludes $200 of swaps related to variable rate debt. For additional information, see Note 5.
[2] During 1996, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

4. INCOME TAX
                                                                               For the years ended December 31,
                                                      --------------------------------------------------------------------
                                                                    1996                     1995                    1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
                 U.S. Federal                              $        (529)           $         599           $         763
                 International                                       211                      143                      89
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME (LOSS)                     $        (318)           $         742           $         852
--------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -  U.S. Federal                              $          84            $         247           $         227
                 International                                        83                       64                      45
--------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                               167                      311                     272
     Deferred -  U.S. Federal                                       (381)                    (142)                    (65)
                 International                                        (5)                      11                       7
--------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                             (386)                    (131)                    (58)
--------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                $        (219)           $         180           $         214
==========================================================================================================================

4. INCOME TAX (CONTINUED)

Deferred  tax assets  (liabilities)  include the  following  for the years ended
December 31:

                                                                         1996                                1995
                                                           ----------------------------------------------------------------------
                                                           U.S. Federal       International       U.S. Federal     International
---------------------------------------------------------------------------------------------------------------------------------

Discounted loss reserves                                 $       793        $          1        $       751        $         --
Net operating loss carryforwards                                 154                  --                 --                  --
Employee benefits                                                138                 (10)               137                  (7)
Earnings from foreign subsidiaries                               123                  --                111                  --
Other insurance related items                                     51                 (70)               346                 (76)
Reserve for bad debts                                             26                  --                 14                  --
Accelerated depreciation                                          17                  (1)                16                  --
Unrealized gains                                                (141)                (47)               (95)                (35)
Other                                                            319                   3               (130)                  1
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                               $     1,480        $       (124) *     $     1,150        $       (117)*
=================================================================================================================================

* Included in other liabilities on the Consolidated Balance Sheets.

No additional provision was made for U.S. taxes payable on undistributed international earnings amounting to approximately $383 at December 31, 1996, since these amounts are permanently reinvested.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                                   For the years ended December 31,
                                                                    -------------------------------------------------------------
                                                                          1996                   1995                   1994
---------------------------------------------------------------------------------------------------------------------------------
Tax provision (benefit) at U.S. Federal statutory rate            $        (111)         $         260          $         298
Tax-exempt interest                                                         (97)                   (53)                   (45)
Foreign tax rate differential                                                (2)                    (1)                   (10)
Other                                                                        (9)                   (26)                   (29)
---------------------------------------------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAX                                $        (219)         $         180          $         214
=================================================================================================================================

5.  Debt                                                      1996                                       1995
                                           --------------------------------------------------------------------------------------
                                                                  Weighted Average                           Weighted Average
                                                    Amount        Interest Rate [1]            Amount       Interest Rate [1]
---------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                            $        445                6.0%           $       732               5.9%
   Bank loans and other short-term debt                  55                5.6%                    54               5.8%
   Current maturities of long-term debt                  --                --                     100               7.3%
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                 $        500                6.0%           $       886               6.1%
=================================================================================================================================

LONG-TERM DEBT
   DOMESTIC
     Notes, due 1998                           $        200                8.2%           $       200               8.2%
     Notes, due 2001                                    200                8.3%                   200               8.3%
     Notes, due 2002                                    300                6.4%                   300               6.4%
     Notes, due 2015                                    198                7.3%                   198               7.3%

   INTERNATIONAL
     Notes, due 2002                                    134                6.4%                   124               6.7%
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                  $      1,032                7.3%           $     1,022               7.3%
=================================================================================================================================

[1] Represents the weighted average interest rate at the end of the period. Weighted average cost of short-term debt does not include cost of interest rate swaps.

SHORT-TERM DEBT - The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. Effective December 20, 1996, The Hartford entered into an unsecured aggregate $2.0 billion credit facility with twenty-nine banks which is comprised of a $1.5 billion five year revolving credit facility and a $500 short-term credit facility. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. At December 31, 1996, there were no outstanding borrowings under the facility. On February 10, 1997, Hartford Life, Inc. ("HLI"), a wholly-owned subsidiary of The Hartford, entered into a $1.3 billion unsecured short-term credit facility with four banks.

During 1996, The Hartford expanded its commercial paper program by increasing the maximum allowable outstanding amount of unsecured short-term commercial paper notes from $1.0 billion to $2.0 billion.

LONG-TERM DEBT - The Hartford's long-term debt securities are unsecured obligations of The Hartford and rank on a parity with all other unsecured and unsubordinated indebtedness. On October 11, 1995, The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of up to an aggregate $1.0 billion in debt securities and preferred stock. On November 3, 1995, the Company issued and sold $500 in senior debt securities in two tranches ($300 of 6.4% notes due 2002 and $200 in 7.3% debentures due 2015). On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities, making an aggregate of $1.75 billion available for sale. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (referred to below) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Parent Junior Subordinated Debentures on October 30, 1996 discussed below, The Hartford had $1.25 billion remaining on this shelf registration at December 31, 1996.

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts ("Hartford Trusts") formed by The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts which were issued as discussed in Note 6.

Interest rate risk relative to The Hartford's debt portfolios is selectively managed through interest rate swap agreements. The following table summarizes the maturities of these interest rate swaps outstanding at December 31, 1996 and the related weighted average interest pay rates and receive rates.

RECEIVE VARIABLE/PAY
FIXED                          1997     Thereafter      TOTAL
-----------------------------------------------------------------
Notional value                 $200          $--        $200
Weighted average receive
   rate                        5.87%          --        5.87%[1]
Weighted average pay rate      6.18%          --        6.18%
-----------------------------------------------------------------
[1]   Rate represents six month LIBOR as of December 31, 1996.

The fair value of the interest rate swaps on short-term debt at December 31, 1996 and December 31, 1995 was $(1) and $(3), respectively. Any credit risk related to these swaps is considered remote.

Interest expense incurred related to short- and long-term debt totaled $108, $101 and $76 for 1996, 1995 and 1994, respectively.

6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On February 28, 1996, Hartford Capital I, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series A ("Junior Subordinated Debentures"), issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness.

Series A Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital I. The Hartford owns all of the beneficial interests represented by Series A Common Securities of Hartford Capital I. Holders of Series A Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from February 28, 1996 and payable quarterly in arrears commencing March 31, 1996 at the annual rate of 7.7% of the liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Holders of Series A Preferred Securities have limited voting rights.

The Junior Subordinated Debentures bear interest at the annual rate of 7.7% of the principal amount, payable quarterly in arrears commencing March 31, 1996, and mature on February 28, 2016. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

The Hartford has the right to defer payments of interest on the Junior Subordinated Debentures by extending the interest

6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES (CONTINUED)

payment period for up to 20 consecutive quarters for each deferral period, up to the maturity date. During any such period, interest will continue to accrue and The Hartford may not declare or pay any cash dividends or distributions on The Hartford's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. In the event of failure to pay interest for 30 consecutive days (subject to the deferral of any due date in the case of an extension period), the Junior Subordinated Debentures will become due and payable. The Hartford has guaranteed, on a subordinated basis, all of the
Hartford  Capital  I  obligations  under  the  Series  A  Preferred  Securities, including, to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital I has funds to make such payments.

On October 30, 1996, Hartford Capital II, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series B, 8.35% Cumulative Quarterly Income Preferred Securities ("Series B Preferred Securities"). The material terms of the Series B Preferred Securities are substantially the same as the Series A Preferred Securities described above, except for the rate and maturity date. The Series B Debentures bear interest at the annual rate of 8.35% of the principal amount payable quarterly in arrears commencing December 31, 1996, and mature on October 30, 2026. The proceeds from the sale of the Series B Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series B ("Series B Debentures"), issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for general corporate purposes.

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $40 in 1996.

7. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS

(a)  PENSION PLANS

The Hartford has a number of noncontributory defined benefit pension plans covering most U.S. and international employees. Plans covering U.S. employees provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Hartford's funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for U.S. Federal income tax purposes. Employees of international subsidiaries are covered by various postemployment benefit arrangements, some of which are considered to be defined benefit plans for accounting purposes.

The following table sets forth the defined benefit plans' funded status and amounts recognized in the Consolidated Balance Sheets. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

                                                                                 December 31,
                                                                   ------------------------------------------
                                                                               1996                  1995
-------------------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF
   Vested benefit obligation                                          $       1,090        $          994
   Accumulated benefit obligation                                             1,207                 1,102
Actuarial present value of projected benefit obligation                       1,467                 1,423
Plan assets at fair value, primarily listed U.S. stocks and bonds             1,478                 1,291
-------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit obligation                11                  (132)
Unrecognized net loss                                                            10                   197
Unrecognized prior service cost                                                  72                    27
Unrecognized net obligation at January 1, 1986                                    9                     4
-------------------------------------------------------------------------------------------------------------
      PENSION ASSET                                                   $         102        $           96
=============================================================================================================
Assumptions used in the accounting for the plans in 1996 and 1995 were:
    Benefit discount rate                                                      8.00%                 7.50%
    Expected long-term rate of return on plan assets                           9.75%                 9.75%
    Rate of increase in compensation levels                                    4.25%                 4.75%

Total pension costs for 1996, 1995 and 1994 include the following components:

                                                                                  For the years ended December 31,
                                                                   ----------------------------------------------------------
                                                                               1996               1995                  1994
-----------------------------------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
   Service cost - benefits earned during the year                     $          56        $        48          $         54
   Interest cost on projected benefit obligation                                104                 96                    90
   Actual return on plan assets                                                (189)              (271)                   (4)
   Net amortization (deferral)                                                   80                170                   (84)
-----------------------------------------------------------------------------------------------------------------------------
      NET PERIODIC PENSION COST                                       $          51        $        43          $         56
=============================================================================================================================

7. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

(b)   INVESTMENT AND SAVINGS PLAN

          Prior to the Distribution, employees of The Hartford participated in ITT's Investment and Savings Plans. As part of the Distribution, the Company established The Hartford Investment and Savings Plan. Substantially all employees are eligible to participate in this plan under which designated contributions, which may be invested in common stock of The Hartford or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to The Hartford for the above-mentioned plans was approximately $20, $19 and $19 for 1996, 1995 and 1994, respectively.

(c)   POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS

The Hartford provides certain health care and life insurance benefits for eligible retired employees. A substantial portion of The Hartford's employees may become eligible for these benefits upon retirement. The Hartford's contribution for health care benefits will depend upon the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Hartford has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance expense (benefit) was comprised of the following in 1996, 1995 and 1994:

                             1996          1995         1994
---------------------------------------------------------------
Service cost            $       6      $      6     $      7
Interest cost                  18            21           20
Return on assets               (7)           (6)          (4)
Net deferral                  (23)          (23)         (23)
---------------------------------------------------------------
  NET PERIODIC BENEFIT  $      (6)     $     (2)    $     --
===============================================================

The following table sets forth the funded status of the postretirement benefit plans other than pensions, the amounts recognized in The Hartford's balance sheet at December 31, 1996 and 1995 and the principal weighted average assumptions inherent in their determination:

                                                1996       1995
----------------------------------------------------------------
 Accumulated postretirement benefit
   obligation                              $     252  $     303
 Plan assets at fair value, primarily
   listed U.S. stock and bonds                    77         73
Accumulated postretirement benefit
   obligation in excess of plan assets          (175)      (230)
Unrecognized net (gain)/loss                     (24)        35
Unrecognized past service liability             (234)      (256)
----------------------------------------------------------------
   LIABILITY RECOGNIZED IN THE
     BALANCE SHEET                         $    (433) $    (451)
----------------------------------------------------------------
Discount rate                                  8.00%       7.50%
Rate of return on invested assets              9.75%       9.75%
Ultimate health care trend rate                6.00%       6.00%
----------------------------------------------------------------


The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 9.3% for 1996, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $7 and the annual expense by $1. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

8.    STOCK COMPENSATION PLANS

Prior to the Distribution, certain employees of The Hartford were granted awards under ITT's stock option incentive plans. Effective December 19, 1995, awards outstanding under these plans that were held by employees of The Hartford were offered substitute awards under the 1995 ITT Hartford Incentive Stock Plan (the "Plan"). For the substitute awards, the number of shares subject to options was increased and the option exercise price was decreased immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution.

Under the Plan, the Company is authorized to issue up to 8,500,000 shares, of which no more that 5,000,000 shares may be available for incentive stock options. The Plan contains a formula that determines the maximum number of shares with respect to which awards may be made in any one year and limits such amount to 1.5% of the total of the outstanding shares plus treasury shares as reported in ITT Hartford's Form 10-K for the preceding year plus unused portions of such limit from prior years. All options granted have an exercise price equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant, while the remaining options become exercisable over a three year period commencing with the date of grant.

Additionally, during the fourth quarter of 1996, the Company established the ITT Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 2,700,000 shares of stock to eligible employees under the ESPP, and 39,214 shares were sold in 1996.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plan and stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                1996      1995
------------------------------------------------------------------
Net income (loss):             As reported     $  (99)    $ 559
                               Pro forma        $(106)    $ 556
Earnings (loss) per share:     As reported     $(0.84)    $4.77
                               Pro forma       $(0.90)    $4.74
------------------------------------------------------------------
Note: The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 2.9% for both years, expected price variability of 20.8% for both years, risk-free interest rates of 5.69% and 5.77% for the 1996 grants under 10,000 shares and grants over 10,000 shares, respectively, and 6.28% and 6.31%, respectively, for the 1995 grants; and expected lives of five and six years for both years.

A summary of the status of the Company's option plan as of December 31, 1995 and 1996 and changes during the periods December 19, 1995 through December 31, 1995, and for the year ended December 31, 1996 are presented below:

                     1995 ITT HARTFORD INCENTIVE STOCK PLAN
                              (shares in thousands)

                                                                                Shares Subject to Stock Option
                                                            ---------------------------------------------------------------------
                                                                         Shares                  Weighted-Average Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Balance transferred at December 19, 1995  [1]                              3,370                              $35.16
Vested exercises                                                              (1)                              33.38
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                               3,369                               35.16
Grants                                                                     1,431                               52.05
Vested exercises                                                            (380)                              31.92
Cancellations (Un-vested)                                                    (32)                              45.86
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                               4,388                              $40.87
=================================================================================================================================

[1]  Includes 1,129 shares issued in 1995.

The weighted-average fair value of The Hartford stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1996 and 1995 were $11.21 and $10.01, respectively. The weighted-average fair value of shares sold under the ESPP in 1996 was $16.50.

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 1996:

                                         Options Outstanding                                       Options Exercisable
                    ---------------------------------------------------------------      ----------------------------------------
                     Number Outstanding      Weighted-Average    Weighted-Average               Number          Weighted-Average
     Range of       at December 31, 1996        Remaining         Exercise Price            Exercisable at       Exercise Price
 Exercise Prices                             Contractual Life                              December 31, 1996
---------------------------------------------------------------------------------------------------------------------------------
 $17.68 - $29.31              290                    4.3                 $19.08                   290                   $19.08
  32.74 - 43.41             2,686                    7.7                  37.35                 1,678                    35.36
  46.75 - 57.00             1,401                    9.1                  51.96                   170                    52.00
  58.25 - 68.50                11                    9.8                  64.21                    --                      --
---------------------------------------------------------------------------------------------------------------------------------
 $17.68 - $68.50            4,388                    7.9                 $40.87                 2,138                   $34.47
---------------------------------------------------------------------------------------------------------------------------------

9.    REINSURANCE


The Hartford cedes insurance to other insurers in order to limit its maximum loss. Such transfer does not relieve The Hartford of its primary liability. The Hartford also assumes insurance from other insurers. Failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                        ------------------------------------------
                              1996            1995          1994
------------------------------------------------------------------
PREMIUMS WRITTEN
     Direct              $   6,798      $    6,898    $    6,786
     Assumed                   903             825           782
     Ceded                    (795)           (803)         (829)
------------------------------------------------------------------
       NET               $   6,906      $    6,920    $    6,739
==================================================================
PREMIUMS EARNED
     Direct              $   6,850      $    6,895    $    6,717
     Assumed                   878             817           746
     Ceded                    (837)           (822)         (883)
------------------------------------------------------------------
       NET               $   6,891      $    6,890    $    6,580
==================================================================

Reinsurance cessions which reduce claims and claim expenses incurred were $651, $678 and $1.0 billion for the years ended December 31, 1996, 1995 and 1994, respectively.

Life insurance net retained premiums were comprised of the following:

                               For the years ended December 31,
                             -------------------------------------
                                   1996       1995          1994
------------------------------------------------------------------
Gross premiums               $    3,200   $  2,447    $    2,053
Assumed                             406        613           336
Ceded                              (421)      (322)         (216)
------------------------------------------------------------------
   NET RETAINED PREMIUMS     $    3,185   $  2,738    $    2,173
==================================================================

Life insurance recoveries, which reduce death and other benefits, approximated $239, $162 and $113 for the years ended December 31, 1996, 1995 and 1994, respectively.

As of December 31, 1996, the Company had reinsurance recoverables of $3.8 billion from Mutual Benefit Life Assurance Corporation ("Mutual Benefit"), supported by assets in a security trust of $3.8 billion (including policy loans of $3.3 billion). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. The Hartford has no other significant reinsurance-related concentrations of credit risk.


10.   TRANSACTIONS WITH AFFILIATES

Prior to the Distribution (see Note 2), The Hartford had substantial dealings with ITT and its affiliates as described below.

The Hartford and its U.S. subsidiaries were included in ITT's consolidated U.S. Federal income tax return and received from ITT an income tax benefit computed in accordance with a tax-sharing arrangement. This arrangement generally reimbursed The Hartford on a current basis for taxes it would have been refunded if it had filed a separate U.S. Federal income tax return. The balance due from ITT as a result of the tax-sharing arrangement was $90 at December 19, 1995 and $52 at December 31, 1994. The Hartford filed a separate consolidated U.S. Federal income tax return for the period December 20, 1995 through December 31, 1995 and will continue to file its owned consolidated returns thereafter.

ITT furnished The Hartford with technical, administrative, personnel, financial, accounting and operating advice and assistance, as well as other services. The Hartford reimbursed ITT for the cost of such services. These reimbursements totaled $16 in 1995 and $15 in 1994.

In June 1995, ownership of ITT Lyndon Insurance Company was transferred from ITT to The Hartford via a capital contribution of $180, representing the net assets of the company.

In 1995, The Hartford paid common stock dividends to ITT Corporation of $779, including cash dividends of $384 and non-cash dividends of $395. The non-cash dividend was primarily Alcatel Alsthom Stock, which represents a portion of the total ITT holdings in that company.

11.   PREFERRED STOCK

During 1995, The Hartford authorized 50,000,000 shares of Preferred Stock, par value $.01 per share. The Company may not pay any common stock dividends unless all preferred dividend requirements on Series A Preferred Stock (300,000 shares) have been met. The holders of Series A Preferred Stock are entitled to cumulative dividends. The holders of Series A Preferred Stock may not vote separately as a class, but may vote together as one class with the holders of shares of common stock. No shares were issued or outstanding at December 31, 1996.

Hartford Fire Insurance Company ("Hartford Fire"), a subsidiary of The Hartford, had no shares of Class A Preferred Stock - Series 2 outstanding at December 31, 1996. During 1995, 1,700,000 shares were redeemed at $50 per share. Hartford Fire had no shares of Class E Preferred Stock outstanding. During 1995, 455,333 shares were redeemed at $10 per share.

12.   STATUTORY RESULTS


                               For the years ended December 31,
                             -------------------------------------
                                  1996        1995          1994
------------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
   Property and casualty
     operations              $    (103)   $    428    $      452
   Life operations                 190         133            85
------------------------------------------------------------------
     TOTAL                   $      87    $    561    $      537
==================================================================
STATUTORY SURPLUS
   Property and casualty
     operations              $    2,749   $   2,617   $    2,123
   Life operations                1,448       1,319        1,180
------------------------------------------------------------------
     TOTAL                   $    4,197   $   3,936   $    3,303
==================================================================

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. Any statutory dividend which may be paid to ITT Hartford Group, Inc. by its insurance subsidiaries in 1997 requires prior approval.

The domestic insurance subsidiaries of ITT Hartford Group, Inc. prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

13.   LEASES AND RENTALS

Total rental expense on operating leases was $110 in 1996, $121 in 1995 and $106 in 1994. Future minimum rental commitments are as follows:

1997                                                        $86
1998                                                         73
1999                                                         65
2000                                                         55
2001                                                         56
Thereafter                                                  280
----------------------------------------------------------------
Total                                                      $615
================================================================

14.   CONTINGENCIES

(a)   LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial position, results of operations or cash flows of The Hartford.

(b)   ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated by The Hartford in April 1996. The study included a review of identified environmental and asbestos exposures of the North American Property & Casualty segment, U.S. exposures of The Hartford's International segment and exposures of the Runoff segment, and covered the Company's Personal, Commercial and Reinsurance lines of business. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims. In addition to estimating liabilities on reported environmental and asbestos claims, The Hartford estimated reserves for claims incurred but not reported (IBNR). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs, and closed claims. Also included in The Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

Upon completion of the study and assessment of the results in October 1996, the Company determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively, for the year ended December 31, 1996.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1996, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

15.   SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $50.5 billion and $36.8 billion at December 31, 1996 and 1995, respectively, which are reported at fair value. Separate account assets are segregated from other investments and net investment income and net realized capital gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $39.9 billion and $26.4 billion at December 31, 1996 and 1995, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.6 billion and $10.4 billion at December 31, 1996 and 1995, respectively, wherein The Hartford contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $2.0 billion and $1.7 billion at December 31, 1996 and 1995, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income. Non-guaranteed separate accounts are not subject to claims that arise out of any other business of The Hartford. Separate account management fees, net of minimum guarantees, were $538, $387 and $256 in 1996, 1995 and 1994, respectively.

The guaranteed separate accounts include modified guaranteed individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% at December 31, 1996. The assets that support these liabilities were comprised of $10.3 billion in bonds as of December 31, 1996. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. To minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $86 in carrying value and $2.4 billion in notional amounts as of December 31, 1996.


16.   SUBSEQUENT EVENT

On February 10, 1997, HLI filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of up to 20% of HLI common stock. HLI is the holding company parent of The Hartford's significant life insurance and related subsidiaries. Management intends to use the proceeds from the offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. Management of The Hartford believes the offering will strengthen the Company's financial position and flexibility. If and when the offering is completed, The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

17.   BUSINESS SEGMENT INFORMATION

The Hartford provides insurance and financial services in the United States, Canada, Western Europe, Latin America and Asia. The Company's ongoing business segments are North American Property & Casualty, Life and International. The North American Property & Casualty segment offers insurance coverages including personal automobile and homeowners, commercial insurance for small, mid-size and large accounts, specialty risk insurance and reinsurance. The Life segment markets a variety of insurance and financial services which provides investment products such as individual variable annuities and market value adjusted fixed rate annuities, deferred compensation plan services and mutual funds for savings and retirement needs, life insurance for income protection and estate planning, and employee benefits products such as group life, group disability and corporate owned life insurance products. The International segment consists of European companies offering a variety of insurance products (primarily property and casualty products in both personal and commercial lines) designed to meet the needs of local customers.

The following table outlines revenues, operating income and assets by business segment and geographical segment information.

17.   BUSINESS SEGMENT INFORMATION (CONTINUED)                              For the years ended December 31,
                                                          -----------------------------------------------------------------
                                                                      1996                     1995                   1994
---------------------------------------------------------------------------------------------------------------------------
REVENUES
  North American P&C                                       $         6,333          $         6,337         $        6,179
  Life                                                               4,391                    3,753                  3,039
  International                                                      1,626                    1,540                  1,274
---------------------------------------------------------------------------------------------------------------------------
     Ongoing operations                                             12,350                   11,630                 10,492
Runoff                                                                 123                      520                    610
---------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                      $        12,473          $        12,150         $       11,102
===========================================================================================================================
OPERATING INCOME (LOSS)
  North American P&C                                       $          (399)         $           334         $          464
  Life                                                                 378                      331                    221
  International                                                        210                      184                    113
  Other                                                                 --                       (6)                    51
---------------------------------------------------------------------------------------------------------------------------
     Ongoing operations                                                189                      843                    849
Runoff                                                                (507)                    (101)                     3
---------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING INCOME (LOSS)                        $          (318)         $           742         $          852
===========================================================================================================================
ASSETS
  North American P&C                                       $        19,262          $        18,309         $       17,406
  Life                                                              76,266                   60,831                 42,992
  International                                                      5,330                    5,109                  4,398
  Other                                                                  2                        1                    (39)
---------------------------------------------------------------------------------------------------------------------------
     Ongoing operations                                            100,860                   84,250                 64,757
Runoff                                                               7,980                    9,605                 12,008
---------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                        $       108,840          $        93,855         $       76,765
===========================================================================================================================

GEOGRAPHICAL SEGMENT INFORMATION

REVENUES
  North America                                            $        10,698          $        10,480         $        9,696
  Western Europe and other                                           1,775                    1,670                  1,406
---------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                      $        12,473          $        12,150         $       11,102
===========================================================================================================================
OPERATING INCOME (LOSS)
  North America                                            $          (567)         $           557         $          728
  Western Europe and other                                             249                      185                    124
---------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING INCOME (LOSS)                       $          (318)         $           742         $          852
===========================================================================================================================
ASSETS
  North America                                            $       103,025          $        88,487         $       72,176
  Western Europe and other                                           5,815                    5,368                  4,589
---------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                        $       108,840          $        93,855         $       76,765
===========================================================================================================================


18.  QUARTERLY RESULTS FOR 1996 AND 1995  (UNAUDITED)

                                                                          Three Months Ended
                                        ---------------------------------------------------------------------------------------
                                              March 31,             June 30,            September 30,         December 31,
                                        ---------------------------------------------------------------------------------------
                                             1996       1995       1996       1995       1996       1995       1996       1995
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                $   3,278  $   3,005  $   3,026  $   2,914  $   2,836  $   3,058  $   3,333  $   3,173

Benefits, claims and expenses               3,164      2,808      2,847      2,788      3,701      2,835      3,079      2,977

Income (loss) before cumulative
   effect of accounting changes                96        140        143        105       (543)       173        205        141

Net income (loss)                       $      96  $     140  $     143  $     105  $    (543) $     173  $     205  $     141

EARNINGS PER SHARE

Income (loss) before cumulative
   effect of accounting changes         $    0.82  $    1.19  $    1.22  $    0.90  $   (4.63) $    1.48  $    1.75  $    1.20

Net income (loss)                       $    0.82  $    1.19  $    1.22  $    0.90  $   (4.63)      1.48  $    1.75  $    1.20

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING [1]                          117.2      117.1      117.2      117.1      117.2      117.1       117.3    117.1
-------------------------------------------------------------------------------------------------------------------------------

[1]  In millions of shares;  1995 weighted average common shares  outstanding of
     117.1 reflects a retroactive presentation of the actual number of shares outstanding at December 31, 1995.


                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)                                                                        As of December 31, 1996
                                                                    ----------------------------------------------------------
                                                                                                            Amount at which
                                                                                                           shown on Balance
                        Type of Investment                                 Cost            Fair Value            Sheet
------------------------------------------------------------------------------------------------------------------------------

FIXED MATURITIES
  Bonds and Notes
     U. S. gov't and gov't agencies and authorities
       (guaranteed and sponsored)                                    $       389         $         400      $        400
     U. S. gov't and gov't agencies and authorities
       (guaranteed and sponsored) - asset-backed                           2,992                 3,026             3,026
     States, municipalities and political subdivisions                     7,524                 7,629             7,629
     International governments                                             2,230                 2,306             2,306
     Public utilities                                                      1,228                 1,232             1,232
     All other corporate including international                           8,483                 8,523             8,523
     All other corporate - asset-backed                                    4,814                 4,811             4,811
     Short-term investments                                                1,812                 1,812             1,812
  Certificates of deposit                                                  1,661                 1,663             1,663
  Redeemable preferred stock                                                  45                    47                47
------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                             31,178                31,449            31,449
------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common Stocks
     Public utilities                                                         29                    33                33
     Banks, trusts and insurance companies                                   127                   165               165
     Industrial and miscellaneous                                          1,388                 1,626             1,626
  Nonredeemable preferred stocks                                              37                    41                41
------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                             1,581                 1,865             1,865
------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                       32,759                33,314            33,314
------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                   60                    60                60

OTHER INVESTMENTS
  Mortgage loans on real estate                                                4                     4                 4
  Policy loans                                                             3,839                 3,839             3,839
  Investments in partnerships and trusts                                     244                   277               244
  Futures, options and miscellaneous                                         178                   235               178
------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                             4,265                 4,355             4,265
------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                             $    37,084         $      37,729      $     37,639
==============================================================================================================================

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF ITT HARTFORD GROUP, INC.
                                  (REGISTRANT)


(In millions)                                                                                    As of December 31,
                                                                                       ---------------------------------------
BALANCE SHEETS                                                                                    1996              1995
------------------------------------------------------------------------------------------------------------------------------

ASSETS
   Receivables from affiliates                                                           $          44      $          7
   Other assets                                                                                    205               131
   Investment in affiliates                                                                      6,740             6,395
------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                6,989             6,533
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                  500               886
  Long-term debt                                                                                   898               898
  Company obligated  mandatorily  redeemable  preferred securities of subsidiary
     trusts holding solely parent junior subordinated debentures                                 1,000                --
  Other liabilities                                                                                 71                47
------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                           2,469             1,831
     TOTAL STOCKHOLDERS' EQUITY                                                                  4,520             4,702
------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       6,989      $      6,533
------------------------------------------------------------------------------------------------------------------------------

(In millions)
STATEMENTS OF INCOME                                                            For the years ended December 31,
                                                                    ----------------------------------------------------------
                                                                            1996                 1995               1994
------------------------------------------------------------------------------------------------------------------------------

  Earnings (loss) of subsidiaries                                    $        (6)        $        619       $        689
  Interest expense (net of interest income)                                  139                   92                 69
  Other expenses                                                               4                   --                 --
------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                (149)                 527                620
  Income tax benefit                                                         (50)                 (32)               (24)
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                               $       (99)        $        559       $        644
==============================================================================================================================

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE II

     CONDENSED FINANCIAL INFORMATION OF ITT HARTFORD GROUP, INC.(CONTINUED)
                                  (REGISTRANT)

(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                               For the years ended December 31,
                                                                  ---------------------------------------------------------------
                                                                            1996                1995                  1994
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                $       (99)         $       559          $        644
   Undistributed earnings of subsidiaries                                   362                 (505)                 (425)
   Change in working capital                                                (87)                 133                   (47)
---------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                  176                  187                   172
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital contribution to subsidiary                                      (625)                (281)                 (321)
---------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                    (625)                (281)                 (321)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Increase (decrease) in debt                                             (386)                 408                   516
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts
     holding solely parent junior subordinated debentures                   969                   --                    --
   Dividends paid                                                          (140)                  --                    --
   Investments, advances and dividends to ITT Industries, Inc.               --                 (314)                 (367)
   Other, net                                                                 6                   --                    --
---------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                  449                   94                   149
---------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                        --                   --                    --
   Cash - beginning of year                                                  --                   --                    --
---------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                             $        --          $        --          $         --
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                         $       132          $        86          $         69

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Capital contribution                                             $        --          $       180          $         --
   Dividends paid                                                   $        --          $       395          $         --

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1996, 1995 and 1994

(In millions)
                                              Future
                                              Policy
                                             Benefits,                   Other
                                Deferred      Unpaid                    Policy
                                 Policy     Claims and                Claims and                  Net
                               Acquisition     Claim       Unearned    Benefits     Earned    Investment
           Segment                Costs     Adjustment     Premiums     Payable    Premiums     Income
                                             Expenses
---------------------------------------------------------------------------------------------------------
             1996
North American P&C             $     485   $    12,012   $    2,077   $      --   $    5,657  $      661
Life                               2,800         3,986           40      18,672        3,068       1,323
International                        250         2,626          680           7        1,342         205
---------------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS               3,535        18,624        2,797      18,679       10,067       2,189
---------------------------------------------------------------------------------------------------------
Runoff                                --         4,050           --       3,541            9         334
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $   3,535   $    22,674   $    2,797   $  22,220   $   10,076  $    2,523
=========================================================================================================

             1995
North American P&C             $     490   $    11,127   $    2,066   $      --   $    5,662  $      646
Life                               2,220         3,514           40      17,586        2,643       1,114
International                        235         2,715          659           7        1,309         183
Other                                 --            --           --          --           --          --
---------------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS               2,945        17,356        2,765      17,593        9,614       1,943
---------------------------------------------------------------------------------------------------------
Runoff                                --         4,074            1       5,177           14         477
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $   2,945   $    21,430   $    2,766   $  22,770   $    9,628  $    2,420
=========================================================================================================

             1994
North American P&C             $     486   $    10,820   $    2,075   $      --   $    5,504  $      606
Life                               1,819         2,864           37      15,050        2,116         922
International                        208         2,468          611           1        1,116         135
Other                                 --            --           --          --           --          --
---------------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS               2,513        16,152        2,723      15,051        8,736       1,663
---------------------------------------------------------------------------------------------------------
Runoff                                12         4,435            2       7,257           17         596
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $   2,525   $    20,587   $    2,725   $  22,308   $    8,753  $    2,259
=========================================================================================================

Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.


                                  SCHEDULE III
                                  (CONTINUED)

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1996, 1995 and 1994

(In millions)


                                               Benefits,   Amortization
                                               Claims and   of Deferred
                                Net Realized     Claim        Policy
                                  Capital      Adjustment   Acquisition     Other        Net
           Segment             Gains(Losses)    Expenses       Costs      Expenses     Written
                                                                                      Premiums
-------------------------------------------------------------------------------------------------
             1996
North American P&C             $        15    $   4,994    $    1,154    $    584    $    5,687
Life                                    --        2,435           241       1,337           N/A
International                           79          931           284         201         1,211
-------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS                    94        8,360         1,679       2,122         6,898
-------------------------------------------------------------------------------------------------
Runoff                                (220)         582            (1)         49             8
-------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $      (126)   $   8,942    $    1,678    $  2,171    $    6,906
=================================================================================================

             1995
North American P&C             $        29    $   4,315    $    1,178    $    510    $    5,670
Life                                    (4)       1,978           193       1,251           N/A
International                           48          901           276         179         1,237
Other                                   --           --            --           6            --
-------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS                    73        7,194         1,647       1,946         6,907
-------------------------------------------------------------------------------------------------
Runoff                                  29          575            11          35            13
-------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $       102    $   7,769    $    1,658    $  1,981    $    6,920
=================================================================================================

             1994
North American P&C             $        69    $   4,070    $    1,121    $    524    $    5,648
Life                                     1        1,909           145         764           N/A
International                           23          757           241         163         1,079
Other                                   --           --            --         (51)           --
-------------------------------------------------------------------------------------------------
  ONGOING OPERATIONS                    93        6,736         1,507       1,400         6,727
-------------------------------------------------------------------------------------------------
Runoff                                  (3)         578             6          23            12
-------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $        90    $   7,314    $    1,513    $  1,423    $    6,739
=================================================================================================

Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                  Ceded to    Assumed From                  Percentage of
                                                  Gross Amount     Other          Other       Net Amount   Amount Assumed
(In millions)                                                    Companies      Companies                      to Net
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                        $ 312,176      $  91,474     $  46,156    $   266,858            17%
============================================================================================================================

   Insurance revenues
     Property and casualty insurance              $   6,850      $     837     $     878    $     6,891            13%
     Life insurance                                   2,461            334           184          2,311             8%
     Accident and health insurance                      739             87           222            874            25%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                   $  10,050      $   1,258     $   1,284    $    10,076            13%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1995

   Life insurance in force                        $ 339,291      $  87,923     $  18,918    $   270,286             7%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance              $   6,895      $     822     $     817    $     6,890            12%
     Life insurance                                   1,752            256           476          1,972            24%
     Accident and health insurance                      695             66           137            766            18%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                   $   9,342      $   1,144     $   1,430    $     9,628            15%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1994

   Life insurance in force                        $ 246,138      $  66,709     $  33,090    $   212,519            16%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance              $   6,717      $     883     $     746    $     6,580            11%
     Life insurance                                   1,422            151           197          1,468            13%
     Accident and health insurance                      631             65           139            705            20%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                   $   8,770      $   1,099     $   1,082    $     8,753            12%
============================================================================================================================

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                    Balance      Costs and    Translation      Write-offs/          Balance
                                                   January 1,     Expenses     Adjustment    Payments/Other      December 31,
--------------------------------------------------------------------------------------------------------------------------------

   1996
   ----
Allowance for doubtful accounts                  $     104     $      18     $      --     $         (9)      $         113
Accumulated depreciation of plant,
   property and equipment                              535            68             2               12                 617

   1995
   ----
Allowance for doubtful accounts                  $     102     $      21     $      --     $        (19)      $         104
Accumulated depreciation of plant,                     493            60             2              (20)                535
   property and equipment

   1994
   ----
Allowance for doubtful accounts                  $      84     $      26     $      --     $         (8)      $         102
Accumulated depreciation of plant,
   property and equipment                              434            59             5               (5)                493
================================================================================================================================

                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE VI

                  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                        AND CASUALTY INSURANCE OPERATIONS




                                                       Discount       Claims and Claim Adjustment Expenses    Paid Claims and
(In millions)                                        Deducted From            Incurred Related to:           Claim Adjustment
                                                                      --------------------------------------
                                                    Liabilities (1)      Current Year       Prior Years          Expenses
--------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,

     1996                                           $        472       $       5,075      $      1,049        $       4,879

     1995                                           $        451       $       5,041      $        254        $       4,937

     1994                                           $        432       $       4,841      $         55        $       4,723

================================================================================================================================

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 6.9%, 6.3% and 8.1% for 1996, 1995 and 1994, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ITT HARTFORD GROUP, INC.

                                      By: /s/ James J. Westervelt
                                      ------------------------------------------
                                      James J. Westervelt
                                      Senior Vice President and Group Controller

(Date) March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


       Signature                      Title                           Date
       ---------                      -----                           ----

/s/ Ramani Ayer             Chairman, President, Chief           March 28, 1997
-----------------------
Ramani Ayer               Executive Officer and Director

/s/ Lowndes A. Smith        Vice Chairman and Director           March 28, 1997
-----------------------
Lowndes A. Smith

/s/ David K. Zwiener         Executive Vice President            March 28, 1997
-----------------------
David K. Zwiener            and Chief Financial Officer

/s/ James J. Westervelt        Senior Vice President             March 28, 1997
-----------------------
James J. Westervelt             and Group Controller

/s/ Bette B. Anderson                Director                    March 28, 1997
-----------------------
Bette B. Anderson

/s/ Rand V. Araskog                  Director                    March 28, 1997
-----------------------
Rand V. Araskog

/s/ Robert A. Burnett                Director                    March 28, 1997
-----------------------
Robert A. Burnett

/s/ Donald R. Frahm                  Director                    March 28, 1997
-----------------------
Donald R. Frahm

/s/ Arthur A. Hartman                Director                    March 28, 1997
-----------------------
Arthur A. Hartman

/s/ Paul G. Kirk, Jr.                Director                    March 28, 1997
-----------------------
Paul G. Kirk, Jr.

/s/ H. Patrick Swygert               Director                    March 28, 1997
-----------------------
H. Patrick Swygert

/s/ DeRoy C. Thomas                  Director                    March 28, 1997
-----------------------
DeRoy C. Thomas

/s/ Gordon I. Ulmer                  Director                    March 28, 1997
-----------------------
Gordon I. Ulmer

                            ITT HARTFORD GROUP, INC.
                                    FORM 10-K

                                 EXHIBITS INDEX

EXHIBIT #
---------

3.01 Amended and Restated Certificate of Incorporation of ITT Hartford Group, Inc. ("The Hartford") was filed as Exhibit 3.01 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

3.02   By-Laws of The Hartford  effective October 25, 1995 were filed as Exhibit
       3.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and are incorporated herein by reference.

4.01 Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (included as Exhibits 3.01 and 3.02 that are incorporated herein by reference).

4.02 Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights agent was filed as Exhibit 4.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.03 Form of certificate of the voting powers, preferences and relative participating, optional and other special rights, qualifications, limitations or restrictions of Series A Participating Cumulative Preferred Stock of The Hartford (attached as Exhibit A to the Rights Agreement that is incorporated by reference as Exhibit 4.02 hereto).

4.04 Form of Right Certificate (attached as Exhibit B to the Rights Agreement that is incorporated by reference as Exhibit 4.02 hereto).

4.05 Indenture dated as of May 15, 1991 between The Hartford and The Chase Manhattan Bank (National Association), as trustee, with respect to The Hartford's 8.20% Notes due October 15, 1998, 7.25% Notes due December 1, 1996, and 8.30% Notes due December 1, 2001 (incorporated by reference to
       Exhibit 4(b) to The Hartford's Form 10 filed on May 9, 1991, as amended, file no. 0-19277).

4.06 Forms of The Hartford's 8.20% Notes due October 15, 1998, 7.25% Notes due December 1, 1996 and 8.30% Notes due December 1, 2001( included in the Indenture filed as Exhibit 4.05 hereto).

4.07 Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association), as trustee, with respect to The Hartford's 6.375% Notes Due November 1, 2002 and 7.30% Debentures Due November 1, 2015 (incorporated by reference to Exhibit 4.08 to The Hartford's Report on Form 8-K dated November 15, 1995).

4.08 Forms of The Hartford's 6.375% Notes Due November 1, 2002 and 7.30% Debentures due November 1, 2015 (incorporated by reference to Exhibits
       4.09 and 4.10, respectively, of The Hartford's Report on Form 8-K dated November 15, 1995).

4.09 Junior Subordinated Indenture, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 7.70% Junior Subordinated Deferrable Interest Debentures, Series A, due February 28, 2016 ("Junior Debentures") was filed as
       Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.10 Supplemental Indenture No. 1 dated as of February 28, 1996 between The Hartford and Wilmington Trust Company, as Trustee, with respect to the Junior Debentures, was filed as Exhibit 4.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.11 Form of The Hartford's 7.70% Junior Subordinated Deferrable Interest Debenture, Series A, due February 28, 2016 (included in the indenture incorporated by reference as Exhibit 4.09 hereto).

4.12 Amended and Restated Trust Agreement dated as of February 28, 1996 of Hartford Capital I, relating to the 7.70% Cumulative Quarterly Income Preferred Securities, Series A ("Preferred Securities") was filed as
       Exhibit 4.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

EXHIBIT #
---------

4.13 Agreement as to Expenses and Liabilities dated as of February 28, 1996 between The Hartford and Hartford Capital I was filed as Exhibit 4.13 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.14 Preferred Security Certificate for Hartford Capital I (included as Exhibit E of the Trust Agreement incorporated by reference as Exhibit
       4.12 hereto).

4.15 Guarantee Agreement dated as of February 28, 1996 between The Hartford and Wilmington Trust, as trustee, relating to The Hartford's guarantee of the Preferred Securities, was filed as Exhibit 4.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.16 Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 8.35% Junior Subordinated Deferrable Interest Debentures, Series B, due October 30, 2026 ("Series B Junior Debentures") is filed herewith.

4.17 Form of The Hartford's 8.35% Junior Subordinated Deferrable Interest Debenture, Series B, due October 30, 2026 was filed as Exhibit 4.2 to The Hartford's Form 8-K dated November 4, 1996, and is incorporated herein by reference.

4.18 Amended and Restated Trust Agreement dated as of October 30, 1996 of Hartford Capital II, relating to the 8.35% Cumulative Quarterly Income Preferred Securities, Series B, ("Series B Preferred Securities") was filed as Exhibit 4.1 to The Hartford's Form 8-K dated November 4, 1996, and is incorporated herein by reference.

4.19 Agreement as to Expenses and Liabilities dated as of October 30, 1996 between The Hartford and Hartford Capital II (included as Exhibit D of
       Exhibit 4.18 that is incorporated by reference herein).

4.20 Preferred Security Certificate for Hartford Capital II (included as Exhibit E of Exhibit 4.18 that is incorporated by reference herein).

4.21 Guarantee Agreement dated as of October 30, 1996 between The Hartford and Wilmington Trust, as trustee, relating to The Hartford's guarantee of the Series B Preferred Securities, is filed herewith.

10.01 Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.01 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.02 Intellectual Property License Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.03 Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.03 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.04 Form of Trade Name and Service Mark License Agreement between ITT Corporation and The Hartford was filed as Exhibit 10.04 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.05 License Assignment Agreement among ITT Destinations, Inc., The Hartford and Nutmeg Insurance Company was filed as Exhibit 10.05 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.06 License Assignment Agreement among ITT Destinations, Inc., Nutmeg Insurance Company and Hartford Fire Insurance Company was filed as
       Exhibit 10.06 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

EXHIBIT #
---------

10.7 Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.07 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.08 ITT Hartford Group, Inc. 1996 Restricted Stock Plan for Non-Employee Directors was filed as Exhibit 10.08 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.09 1995 ITT Hartford Incentive Stock Plan was filed as Exhibit 10.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.10 Debt allocation agreement dated as of November 1, 1995 between ITT Corporation and The Hartford, and related Fourth Supplemental Indenture dated as of November 1, 1995 among ITT Corporation, The Hartford and State Street Bank and Trust Company, as successor trustee, were filed as
       Exhibit 10.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and are incorporated herein by reference.

10.11 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 among The Hartford, the Lenders named therein and The Chase Manhattan Bank as Administrative Agent is filed herewith.

10.12 364 Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 among The Hartford, the lenders named therein and The Chase Manhattan Bank as Administrative Agent is filed herewith.

10.13 (pound)80,000,000 credit facility dated September 29, 1995 among London & Edinburgh Insurance Group Limited, as borrower, The Hartford, as guarantor, the managers and banks named therein and The Sumitomo Bank, Limited, was filed as Exhibit 10.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.14 Employment Agreement dated October 24, 1995 between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.11 to The Hartford's Registration Statement on Form 8-A, dated September 18, 1995, as amended by the Form 8-A/A, dated November 13, 1995).

10.15 Employment Agreement dated October 24, 1995 between The Hartford and Lowndes A. Smith (incorporated herein by reference to Exhibit 10.12 to The Hartford's Registration Statement on Form 8-A, dated September 18, 1995, as amended by the Form 8-A/A, dated November 13, 1995).

10.16  1996 ITT Hartford Deferred Restricted Stock Unit Plan is filed herewith.

11.01  Statement Re: Computation of Earnings Per Share is filed herewith.

12.01 Statement Re: Computation of Ratio of Earnings to Fixed Charges is filed herewith.

21.01  Subsidiaries of ITT Hartford Group, Inc. is filed herewith.

23.01 Consent of Arthur Andersen LLP to the incorporation by reference into The Hartford's Registration Statements on Forms S-8 and Form S-3 of the report of Arthur Andersen LLP contained in this Form 10-K on the audited financial statements, is filed herewith.

27.01  Financial Data Schedule is filed herewith.

                                                                    EXHIBIT 4.16

================================================================================


                            ITT HARTFORD GROUP, INC.

                                       to

                            WILMINGTON TRUST COMPANY

                                     Trustee





                        ------------------------------

                          JUNIOR SUBORDINATED INDENTURE

                          Dated as of October 30, 1996

                        ------------------------------


================================================================================

                                TABLE OF CONTENTS
                               -----------------

                                   ARTICLE ONE
            Definitions and other Provisions of General Application
            -------------------------------------------------------

SECTION 101.   Definitions.................................2
SECTION 102.   Compliance Certificate and Opinions........12
SECTION 103.   Forms of Documents Delivered to
               Trustee....................................13
SECTION 104.   Acts of Holders............................14
SECTION 105.   Notices, Etc. to Trustee and Company.......15
SECTION 106.   Notice to Holders; Waiver..................16
SECTION 107.   Conflict With Trust Indenture Act..........16
SECTION 108.   Effect of Headings and Table of
               Contents...................................17
SECTION 109.   Successors and Assigns.....................17
SECTION 110.   Separability Clause........................17
SECTION 111.   Benefits of Indenture......................17
SECTION 112.   Governing Law..............................17
SECTION 113.   Non-Business Days..........................17

                                   ARTICLE TWO
                                 Security Forms
                                --------------

SECTION 201.   Forms Generally............................18
SECTION 202.   Form of Face of Security...................18
SECTION 203.   Form of Reverse of Security................24
SECTION 204.   Additional Provisions Required in
               Global Security............................27
SECTION 205.   Form of Trustee's Certificate of
               Authentication.............................27

                                  ARTICLE THREE
                                 The Securities
                                --------------

SECTION 301.   Title and Terms............................28
SECTION 302.   Denominations..............................31
SECTION 303.   Execution, Authentication, Delivery
               and Dating.................................31
SECTION 304.   Temporary Securities.......................33
SECTION 305.   Registration, Transfer and Exchange........34
SECTION 306.   Mutilated, Destroyed, Lost and Stolen
               Securities.................................36
SECTION 307.   Payment of Interest; Interest Rights
               Preserved..................................37
SECTION 308.   Persons Deemed Owners......................39
SECTION 309.   Cancellation...............................39
SECTION 310.   Computation of Interest....................39

SECTION 311.   Deferrals of Interest Payment Dates........39
SECTION 312.   Right of Set-Off...........................41
SECTION 313.   Agreed Tax Treatment.......................41
SECTION 314.   Extension of Stated Maturity;
               Adjustment of Stated Maturity Upon an
               Exchange...................................41
SECTION 315.   CUSIP Numbers..............................42

                                  ARTICLE FOUR
                           Satisfaction and Discharge
                          --------------------------

SECTION 401.   Satisfaction and Discharge of
               Indenture..................................42
SECTION 402.   Application of Trust Money.................44
SECTION 403.   Satisfaction, Discharge and
               Defeasance of Securities of Any
               Series.....................................44

                                  ARTICLE FIVE
                                    Remedies
                                   --------

SECTION 501.   Events of Default..........................46
SECTION 502.   Acceleration of Maturity; Rescission
               and Annulment..............................47
SECTION 503.   Collection of Indebtedness and Suits
               for Enforcement by Trustee.................49
SECTION 504.   Trustee May File Proofs of Claim...........50
SECTION 505.   Trustee May Enforce Claim Without
               Possession of Securities...................51
SECTION 506.   Application of Money Collected.............52
SECTION 507.   Limitation on Suits........................52
SECTION 508.   Unconditional Right of Holders to
               Receive Principal, Premium and
               Interest...................................53
SECTION 509.   Restoration of Rights and Remedies.........54
SECTION 510.   Rights and Remedies Cumulative.............54
SECTION 511.   Delay or Omission Not Waiver...............54
SECTION 512.   Control by Holders.........................54
SECTION 513.   Waiver of Past Defaults....................55
SECTION 514.   Undertaking for Costs......................56
SECTION 515.   Waiver of Stay or Extension Laws...........56

                                   ARTICLE SIX
                                   The Trustee
                                  -----------

SECTION 601.   Certain Duties and Responsibilities........57
SECTION 602.   Notice of Defaults.........................58
SECTION 603.   Certain Rights of Trustee..................59

SECTION 604.   Not Responsible for Recitals or
               Issuance of Securities.....................60
SECTION 605.   May Hold Securities........................60
SECTION 606.   Money Held in Trust........................60
SECTION 607.   Compensation and Reimbursement.............61
SECTION 608.   Disqualification; Conflicting
               Interests..................................62
SECTION 609.   Corporate Trustee Required;
               Eligibility................................62
SECTION 610.   Resignation and Removal; Appointment
               of Successor...............................63
SECTION 611.   Acceptance of Appointment by
               Successor..................................64
SECTION 612.   Merger, Conversion, Consolidation or
               Succession to Business.....................66
SECTION 613.   Preferential Collection of Claims
               Against Company............................66
SECTION 614.   Appointment of Authenticating Agent........67

                                  ARTICLE SEVEN
               Holders' Lists and Reports by Trustee and Company
               -------------------------------------------------

SECTION 701.   Company to Furnish Trustee Names and
               Addresses of Holders.......................69
SECTION 702.   Preservation of Information,
               Communications to Holders..................69
SECTION 703.   Reports by Trustee.........................70
SECTION 704.   Reports by Company.........................70

                                  ARTICLE EIGHT
             Consolidation, Merger, Conveyance, Transfer or Lease
             ----------------------------------------------------

SECTION 801.   Company May Consolidate, Etc., Only
               on Certain Terms...........................71
SECTION 802.   Successor Corporation Substituted..........72

                                  ARTICLE NINE
                             Supplemental Indentures
                            -----------------------

SECTION 901.   Supplemental Indentures Without
               Consent of Holders.........................73
SECTION 902.   Supplemental Indentures with Consent
               of Holders.................................74
SECTION 903.   Execution of Supplemental Indentures.......76
SECTION 904.   Effect of Supplemental Indentures..........77
SECTION 905.   Conformity with Trust Indenture Act........77
SECTION 906.   Reference in Securities to
               Supplemental Indentures....................77

                                   ARTICLE TEN
                                    Covenants
                                   ---------

SECTION 1001.  Payment of Principal, Premium and
               Interest...................................77
SECTION 1002.  Maintenance of Office or Agency............77
SECTION 1003.  Money for Security Payments to be
               Held in Trust..............................78
SECTION 1004.  Payment of Taxes and Other Claims..........80
SECTION 1005.  Statement as to Compliance.................80
SECTION 1006.  Waiver of Certain Covenants................81
SECTION 1007.  Additional Sums............................81
SECTION 1008.  Additional Covenants.......................82

                                 ARTICLE ELEVEN
                            Redemption of Securities
                           ------------------------

SECTION 1101.  Applicability of This Article..............83
SECTION 1102.  Election to Redeem; Notice to Trustee......83
SECTION 1103.  Selection of Securities to be
               Redeemed...................................84
SECTION 1104.  Notice of Redemption.......................84
SECTION 1105.  Deposit of Redemption Price................85
SECTION 1106.  Payment of Securities Called for
               Redemption.................................85
SECTION 1107.  Company's Right of Redemption..............86

                                 ARTICLE TWELVE
                                  Sinking Funds
                                 -------------

SECTION 1201.  Applicability of Article...................88
SECTION 1202.  Satisfaction of Sinking Fund Payments
               with Securities............................88
SECTION 1203.  Redemption of Securities for Sinking
               Fund.......................................89

                                ARTICLE THIRTEEN
                           Subordination of Securities
                          ---------------------------

SECTION 1301.  Securities Subordinate to Senior Debt......91
SECTION 1302.  Payment Over of Proceeds Upon
               Dissolution, Etc...........................91
SECTION 1303.  Prior Payment to Senior Debt Upon
               Acceleration of Securities.................93
SECTION 1304.  No Payment When Senior Debt in
               Default....................................94
SECTION 1305.  Payment Permitted If No Default............95
SECTION 1306.  Subrogation to Rights of Holders of
               Senior Debt................................95

SECTION 1307.  Provisions Solely to Define Relative
               Rights.....................................96
SECTION 1308.  Trustee to Effectuate Subordination........96
SECTION 1309.  No Waiver of Subordination Provisions......96
SECTION 1310.  Notice to Trustee..........................97
SECTION 1311.  Reliance on Judicial Order or
               Certificate of Liquidating Agent...........97
SECTION 1312.  Trustee Not Fiduciary for Holders of
               Senior Debt................................98
SECTION 1313.  Rights of Trustee as Holder of Senior
               Debt; Preservation of Trustee's
               Rights.....................................98
SECTION 1314.  Article Applicable to Paying Agents........98
SECTION 1315.  Certain Conversions or Exchanges
               Deemed Payment.............................98


Annex A  --    Form of Trust Agreement

Annex B  --    Form of Amended and Restated Trust Agreement

Annex C  --    Form of Guarantee Agreement

                            ITT HARTFORD GROUP, INC.


               Reconciliation and tie between the Trust Indenture Act of 1939 (including cross-references to provisions of Sections 310 to and including 317 which, pursuant to Section 318(c) of the Trust Indenture Act of 1939, as amended by the Trust Reform Act of 1990, are a part of and govern the Indenture whether or not physically contained therein) and the Junior Subordinated Indenture, dated as of February 28, 1996.

Trust Indenture
Act Section                                Indenture Section


(S) 310 (a)(1), (2) and (5).....................................609
        (a)(3).......................................Not Applicable
        (a)(4).......................................Not Applicable
        (b).....................................................608
        ........................................................610
        (c)..........................................Not Applicable

(S) 311 (a)..................................................613(a)
        (b)..................................................613(b)
        (b)(2)............................................703(a)(2)
        ..................................................703(a)(2)

(S) 312 (a).....................................................701
        .....................................................702(a)
        (b)..................................................702(b)
        (c)..................................................702(c)

(S) 313 (a)..................................................703(a)
        (b)..................................................703(b)
        (c)..........................................703(a), 703(b)
        (d)..................................................703(c)

(S) 314 (a)(1), (2) and (3).....................................704
        (a)(4).................................................1006
        (b)..........................................Not Applicable
        (c)(1)..................................................102
        (c)(2)..................................................102
        (c)(3).......................................Not Applicable
        (d)..........................................Not Applicable
        (e).....................................................102
        (f)..........................................Not Applicable

(S) 315 (a)..................................................601(a)
        (b).....................................................602
        ..................................................703(a)(6)
        (c)..................................................601(b)
        (d)..................................................601(c)
        (d)(1)............................................601(a)(1)
        (d)(2)............................................601(c)(2)



        (d)(3)............................................601(c)(3)
        (e).....................................................514

(S) 316 (a).....................................................101
        (a)(1)(A)...............................................512
        (a)(1)(B)...............................................513
        (a)(2).................................. ....Not Applicable
        (b).....................................................508
        (c)..................................................104(f)

(S) 317 (a)(1)..................................................503
        (a)(2)..................................................504
        (b)....................................................1003

(S) 318 (a).....................................................107

Note: This reconciliation and tie shall not, for any purpose, be deemed to be a part of the Junior Subordinated Indenture.

     JUNIOR SUBORDINATED INDENTURE, dated as of October 30, 1996 between ITT HARTFORD GROUP, INC., a Delaware corporation (hereinafter called the "Company") having its principal office at Hartford Plaza, Hartford, Connecticut 06115, and Wilmington Trust Company, a Delaware banking corporation duly organized and existing under the laws of the State of Delaware, as Trustee (hereinafter called the "Trustee").

                             RECITALS OF THE COMPANY

     The Company has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of its unsecured junior subordinated debt securities in series (hereinafter called the "Securities") of substantially the tenor hereinafter provided, including, without limitation, Securities issued to evidence loans made to the Company of the proceeds from the issuance from time to time by one or more business trusts (each a "Hartford Trust", and collectively, the "Hartford Trusts") of preferred trust interests in such Trusts (the "Preferred Securities") and common interests in such Trusts (the "Common Securities"), and to provide the terms and conditions upon which the Securities are to be authenticated, issued and delivered.

     All things necessary to make the Securities, when executed by the Company and authenticated and delivered hereunder and duly issued by the Company, the valid obligations of the Company, and to make this Indenture a valid agreement of the Company, in accordance with their and its terms, have been done.

     NOW THEREFORE, THIS INDENTURE WITNESSETH:

     For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities or of any series thereof, as follows:


                                   ARTICLE ONE
            DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION
            -------------------------------------------------------

      SECTION 101.  Definitions.
                    -----------

     For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

     (1) The terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular;

     (2) All other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

     (3) All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles, and the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles which are generally accepted at the date or time of such computation; provided, that when two or more principles are so generally accepted, it shall
--------
mean that set of principles consistent with those in use by the Company; and

     (4) The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

     Certain terms, used principally in Article Six, are defined in that Article.

     "Act" when used with respect to any Holder has the meaning specified in
      ---
Section 104.

     "Additional Interest" means the interest, if any, that shall accrue on any
      -------------------
interest on the Securities of any series that is in arrears for more than one interest payment period or not paid during any Extension Period, which in either case shall accrue at the rate per annum specified or determined as specified in such Security.

     "Additional Sums" has the meaning specified in Section 1007.
      ---------------

     "Additional Taxes" means the sum of additional taxes, duties and other
      ----------------
governmental charges to which a Hartford Trust has become subject from time to time as a result of a Tax Event.

     "Affiliate" of any specified Person means any other Person directly or
      ---------
indirectly controlling or controlled by or under direct or indirect common control with such specified Person; provided, however, that an Affiliate of the
                                    --------  -------
Company shall not be deemed to include any Hartford Trust to which Securities have been issued. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     "Authenticating Agent" means any Person authorized by the Trustee pursuant
      --------------------
to Section 614 to act on behalf of the Trustee to authenticate Securities of one or more series.

     "Board of Directors" means either the board of directors of the Company or
      ------------------
any committee of that board duly authorized to act hereunder.

     "Board Resolution" means a copy of a resolution certified by the Secretary
      ----------------
or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors, or such committee of the Board of Directors or officers of the Company to which authority to act on behalf of the Board of Directors has been delegated, and to be in full force and effect on the date of such certification, and delivered to the Trustee.

     "Business Day" means any day other than (i) a Saturday or Sunday or (ii) a
      ------------                            -                           --
day on which banking institutions in The City of New York are authorized or required by law or executive order to remain closed or (iii) a day on which the
                                                        ---
Corporate Trust Office of the Trustee, or, with respect to the Securities of a series issued to a Hartford Trust, the principal office of the Property Trustee under the related Trust Agreement, is closed for business.

     "Commission" means the Securities and Exchange Commission, as from time to
      ----------
time constituted, created under the Securities Exchange Act of 1934, or if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties on such date.

     "Common Securities" has the meaning specified in the first recital of this
      -----------------
Indenture.

     "Company" means the Person named as the "Company" in the first paragraph of
      -------
this instrument until a successor corporation shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor corporation.

     "Company Request" and "Company Order" mean, respectively, the written
      ---------------       -------------
request or order signed in the name of the Company by the Chairman and Chief Executive Officer, President or a Vice President, and by the Treasurer, an Associate Treasurer, an Assistant Treasurer, the Controller, the Secretary or an Assistant Secretary of the Company, and delivered to the Trustee.

     "Corporate Trust Office" means the principal office of the Trustee at which
      ----------------------
at any particular time its corporate trust business shall be administered.

     "Corporation" includes corporations, associations, companies and business
      -----------
trusts.

     "Current Value" has the meaning specified in Section 1107.
      -------------

     "Debt" means, with respect to any Person, whether recourse is to all or a
      ----
portion of the assets of such Person and whether or not contingent, (i) every
                                                                     -
obligation of such Person for money borrowed; (ii) every obligation of such
                                               --
Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (iii) every reimbursement obligation of such Person with
                       ---
respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (iv) every obligation of such Person issued or
                                 --
assumed as the deferred purchase price of property or services (but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business);

(v) every capital lease obligation of such Person; and (vi) every obligation of
 -                                                      --
the type referred to in clauses (i) through (v) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable, directly or indirectly, as obligor or otherwise.

     "Defaulted Interest" has the meaning specified in Section 307.
      ------------------

     "Depositary" means, with respect to the Securities of any series issuable
      ----------
or issued in whole or in part in the form of one or more Global Securities, the Person designated as Depositary by the Company pursuant to Section 301 with respect to such series (or any successor thereto).

     "Discounted Remaining Fixed Amount Payments" has the meaning specified in
      ------------------------------------------
Section 1107.

     "Discounted Swap Equivalent Payments" has the meaning specified in Section
      -----------------------------------
1107.

     "Dollar" means the currency of the United States of America as at the time
      ------
of payment is legal tender for the payment of public and private debts.

     "Event of Default" unless otherwise specified in the supplemental indenture
      ----------------
creating a series of Securities, has the meaning specified in Article Five.

     "Extension Period" has the meaning specified in Section 311.
      ----------------

     "Foreign Currency" means any currency issued by the government of one or
      ----------------
more countries other than the United States of America or by any recognized confederation or association of such governments.

     "Global Security" means a Security in the form prescribed in Section 204
      ---------------
evidencing all or part of a series of Securities, issued to the Depositary or its nominee for such series, and registered in the name of such Depositary or its nominee.

     "Government Obligations" means, with respect to the Securities of any
      ----------------------
series, securities which are (i) direct obligations of the United States of America or (ii) obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America the payment of which is unconditionally guaranteed by the United States of America and which, in either case, are full faith and credit obligations of the United States of America and are not callable or redeemable at the option of the issuer thereof and shall also include a depository receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act of 1933, as amended) as custodian with respect to any such Government Obligation or a specific payment of interest on or principal of any such Government Obligation held by such custodian for the account of the holder of such depository receipt; provided that (except as required by law) such custodian is not authorized to
--------
make any deduction from the amount payable to the holder of such depository receipt from any amount received by the custodian in respect of the Government Obligation or the specific payment of interest on or principal of the Government Obligation evidenced by such depository receipt.

     "Hartford Guarantee" means the guarantee by the Company of distributions on
      ------------------
the Preferred Securities of a Hartford Trust to the extent provided in the Guarantee Agreement, substantially in the form attached hereto as Annex C, or substantially in such form as may be specified as contemplated by Section 301 with respect to the Securities of any series, in each case as amended from time to time.

     "Hartford Trust" has the meaning specified in the first recital of this
      --------------
Indenture.

     "Holder" means a Person in whose name a Security is registered in the
      ------
Securities Register.

     "Junior Subordinated Payment" has the meaning specified in Section 1302.
      ---------------------------

     "Indenture" means this instrument as originally executed or as it may from
      ---------
time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof and shall include the terms of each particular series of Securities established as contemplated by Section 301.

     "Interest Payment Date" means as to each series of Securities the Stated
      ---------------------
Maturity of an installment of interest on such Securities.

     "Interest Rate" means the rate of interest specified or determined as
      -------------
specified in each Security as being the rate of interest payable on such Security.

     "Investment Company Event" means, in respect of a Hartford Trust, the
      ------------------------
occurrence of a change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority (a "Change in 1940 Act Law") to the effect that such Hartford Trust is or will be considered an "investment company" that is required to be registered under the 1940 Act, which Change in 1940 Act Law becomes effective on or after the date of original issuance of the Preferred Securities of such Hartford Trust.

     "Lien" means any mortgage, pledge, lien, security interest or other
      ----
encumbrance.

     "Maturity" when used with respect to any Security means the date on which
      --------
the principal of such Security becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, call for redemption or otherwise.

     "1940 Act" means the Investment Company Act of 1940, as amended.
      --------

     "Notice of Default" has the meaning specified in Section 501(3).
      -----------------

     "Officers' Certificate" means a certificate signed by the Chairman and
      ---------------------
Chief Executive Officer, President or a Vice President, and by the Treasurer, an Associate Treasurer, an Assistant Treasurer, the Controller, the Secretary or an Assistant Secretary of the Company, and delivered to the Trustee.

     "Opinion of Counsel" means a written opinion of counsel, who may be counsel
      ------------------
for the Company.

     "Original Issue Date" means the date of issuance specified as such in each
      -------------------
Security.

     "Original Issue Discount Security" means any security which provides for an
      --------------------------------
amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502.

     "Outstanding" means, as of the date of determination, all Securities
      -----------
theretofore authenticated and delivered under this Indenture, except:

        (i) Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

        (ii) Securities for whose payment money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent in trust for the Holders of such Securities; and

        (iii) Securities in substitution for or in lieu of which other Securities have been authenticated and delivered or which have been paid pursuant to Section 306, unless proof satisfactory to the Trustee is presented that any such Securities are held by Holders in whose hands such Securities are valid, binding and legal obligations of the Company;

provided, however, that in determining whether the Holders of the requisite
--------  -------
principal amount of Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or such other obligor shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities which the Trustee knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or such other obligor. Upon request of the Trustee, the Company shall furnish to the Trustee promptly an Officers' Certificate listing and identifying all Securities, if any, known by the Company to be owned or held by or for the account of the Company, or any other obligor on the Securities or any Affiliate of the Company or such obligor, and, subject to the provisions of
Section 601, the Trustee shall be entitled to accept such Officers' Certificate as conclusive evidence of the facts therein set forth and of the fact that all Securities not listed therein are Outstanding for the purpose of any such determination.

     "Paying Agent" means the Trustee or any Person authorized by the Company to
      ------------
pay the principal of or interest on any Securities on behalf of the Company.

     "Person" means any individual, corporation, partnership, joint venture,
      ------
association,   joint-stock  company,  trust,   unincorporated   organization  or
government or any agency or political subdivision thereof.

     "Place of Payment" means, with respect to the Securities of any series, the
      ----------------
place or places where the principal of (and premium, if any) and interest on the Securities of such series are payable pursuant to Section 301 or 311.

     "Predecessor Security" of any particular Security means every previous
      --------------------
Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any security authenticated and delivered under Section 306 in lieu of a lost, destroyed or stolen Security shall be deemed to evidence the same debt as the lost, destroyed or stolen Security.

     "Preferred Securities" has the meaning specified in the first recital of
      --------------------
this Indenture.

     "Proceeding" has the meaning specified in Section 1302.
      ----------

     "Property Trustee" means, in respect of any Hartford Trust, the commercial
      ----------------
bank or trust company identified as the "Property Trustee" in the related Trust Agreement, solely in its capacity as Property Trustee of such Hartford Trust under such Trust Agreement and not in its individual capacity, or its successor in interest in such capacity, or any successor property trustee appointed as therein provided.

     "Regular Record Date" for the interest payable on any Interest Payment Date
      -------------------
with respect to the Securities of a series means, unless otherwise provided pursuant to Section 301 with respect to Securities of a series, the date which is fifteen days next preceding such Interest Payment Date (whether or not a Business Day).

     "Responsible Officer" when used with respect to the Trustee means any
      -------------------
officer of the Trustee assigned by the

Trustee from time to time to administer its corporate trust matters.

     "Restricted Subsidiary" means a Subsidiary which is incorporated in any
      ---------------------
state of the United States or in the District of Columbia and which is a regulated insurance company principally engaged in one or more of the property, casualty and life insurance businesses, provided that no such Subsidiary shall
                                        --------
be a Restricted Subsidiary if (i) the total assets of such Subsidiary are less
                               -
than 10% of the total assets of the Company and its consolidated Subsidiaries (including such Subsidiary), in each case as set forth on the most recent fiscal year-end balance sheets of such Subsidiary and the Company and its consolidated Subsidiaries, respectively, and computed in accordance with generally accepted accounting principles, or (ii) in the judgment of the Board of Directors, as
                           --
evidenced by a Board Resolution, such Subsidiary is not material to the financial condition of the Company and its consolidated Subsidiaries taken as a whole.

     "Securities" or "Security" means any debt securities or debt security, as
      ----------      --------
the case may be, authenticated and delivered under this Indenture.

     "Securities Register" and "Securities Registrar" have the respective
      -------------------       --------------------
meanings specified in Section 305.

     "Senior Debt" means the principal of (and premium, if any) and interest, if
      -----------
any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company whether or not such claim for post-petition interest is allowed in such proceeding), on Debt, whether incurred on or prior to the date of this Indenture or thereafter incurred, unless, in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are not superior in right of payment to the Securities or to other Debt which is pari
                                                                         ----
passu with, or subordinated to, the Securities, provided, however, that Senior
-----                                           --------  -------
Debt shall not be deemed to include (a) the 7.70% Junior Subordinated Deferrable
                                     -
Interest Debentures, Series A, Due February 28, 2015, of the Company, (b) any
                                                                       -
Debt of the Company which when incurred and without respect to any election under Section 1111(b) of the Bankruptcy Reform Act of 1978, was without recourse to the Company, (c) any Debt of the Company to any of its Subsidiaries, (d) Debt
                 -                                                       -
to any employee of the Company, (e) any liability for taxes, (f) Debt or other
                                 -                            -
monetary obligations to trade creditors
created or assumed by the Company or any of its Subsidiaries in the ordinary course of business in connection with the obtaining of goods, materials or services and (g) the Securities.
              -

     "Special Event" means a Tax Event or an Investment Company Event.
      -------------

     "Special Record Date" for the payment of any Defaulted Interest means a
      -------------------
date fixed by the Trustee pursuant to Section 307.

     "Stated Maturity" when used with respect to any Security or any installment
      ---------------
of principal thereof or interest thereon means the date specified in such Security as the fixed date on which the principal of such Security or such installment of interest is due and payable.

     "Subsidiary" means any corporation of which at the time of determination
      ----------
the Company and/or one or more Subsidiaries owns or controls directly or indirectly more than 50% of the outstanding shares of voting stock. For purposes of this definition, "voting stock" means stock which has voting power for the election of directors, whether at all times or only so long as no senior class of stock has such voting power by reason of any contingency.

     "Tax Event" means the receipt by a Hartford Trust of an Opinion of Counsel
      ---------
experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein affecting taxation, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or such pronouncement or decision is announced on or after the date of issuance of the Preferred Securities of such Hartford Trust, there is more than an insubstantial risk that (i) the Hartford Trust is, or will be within 90 days of
                         -
the date thereof, subject to United States Federal income tax with respect to income received or accrued on the corresponding series of Securities, (ii)
                                                                       --
interest payable by the Company on the corresponding series of Securities is not, or within 90 days of the date thereof, will not be, deductible, in whole or in part, for United States Federal income tax purposes or (iii) the Hartford
                                                           ---
Trust is, or will be within 90 days of the date thereof, subject to more than a de minimis amount of other taxes, duties or other governmental charges.
  -- -------

     "Trust Agreement" means the Trust Agreement substantially in the form
      ---------------
attached hereto as Annex A, as amended by the form of Amended and Restated Trust Agreement substantially in the form attached hereto as Annex B, or substantially in such form as may be specified as contemplated by Section 301 with respect to the Securities of any series, in each case as amended from time to time.

     "Trustee" means the Person named as the "Trustee" in the first paragraph of
      -------
this instrument until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder and, if at any time there is more than one such Person, "Trustee" as used with respect to the Securities of any series shall mean the Trustee with respect to Securities of that series.

     "Trust Indenture Act" means the Trust Indenture Act of 1939 (15 U.S.C.
      -------------------
(S)(S) 77aaa-77bbb), as amended and as in effect on the date as of this Indenture, except as provided in Section 905.

     "Vice President" when used with respect to the Company, means any vice
      --------------
president, whether or not designated by a number or a word or words added before or after the title "vice president."

      SECTION 102.  Compliance Certificate and Opinions.
                    -----------------------------------

     Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that all conditions precedent (including covenants, compliance with which constitutes a condition precedent), if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent (including covenants compliance with which constitute a condition precedent), if any, have been complied with, except that in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

     Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (other than the certificates provided pursuant to Section 1006) shall include:

        (1) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

        (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

        (3) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

        (4) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

     SECTION 103.  Forms of Documents Delivered to Trustee.
                   ---------------------------------------

     In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

     Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to matters upon which his certificate or opinion is based are erroneous. Any such certificate or Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

     Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

      SECTION 104.  Acts of Holders
                    ---------------
     (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given to or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments is or are delivered to the Trustee, and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 601) conclusive in favor of the Trustee and the Company and any agent of the Trustee or the Company, if made in the manner provided in this Section.

     (b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by the certificate of any notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a Person acting in other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority.

     (c) The fact and date of the execution by any Person of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient and in accordance with such reasonable rules as the Trustee may determine.

     (d)  The ownership of Securities shall be proved by the Securities
Register.

     (e) Any request, demand, authorization, direction, notice, consent, waiver or other action by the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the transfer thereof or in exchange therefor or in lieu thereof in respect of anything done or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

     (f) The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Holders entitled to take any action under this Indenture by vote or consent. Except as otherwise provided herein, such record date shall be the later of 30 days prior to the first solicitation of such consent or vote or the date of the most recent list of Securityholders furnished to the Trustee pursuant to Section 701 prior to such solicitation. If a record date is fixed, those persons who were Securityholders at such record date (or their duly designated proxies), and only those persons, shall be entitled to take such action by vote or consent or to revoke any vote or consent previously given, whether or not such persons continue to be Holders after such record date, provided, however, that unless such vote or consent is obtained from the
      --------  -------
Holders (or their duly designated proxies) of the requisite principal amount of Outstanding Securities prior to the date which is the 120th day after such record date, any such vote or consent previously given shall automatically and without further action by any Holder be canceled and of no further effect.

      SECTION 105.  Notices, Etc. to Trustee and Company.
                    ------------------------------------

     Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

     (1) the Trustee by any Holder or by the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust office, or

     (2) the Company by the Trustee or by any Holder shall be sufficient for every purpose (except as otherwise provided in Section 501 hereof) hereunder if in writing and mailed, first class, postage prepaid, to the Company addressed to it at the address of its principal office specified in the first paragraph of this instrument or at any other address previously furnished in writing to the Trustee by the Company.

      SECTION 106.  Notice to Holders; Waiver.
                    -------------------------

     Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first class postage prepaid, to each Holder affected by such event, at the address of such Holder as it appears in the Securities Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

      SECTION 107.  Conflict With Trust Indenture Act.
                    ---------------------------------

     If any provision of this Indenture limits, qualifies or conflicts with the duties imposed by any of Sections 310 to 317, inclusive, of the Trust Indenture Act through operation of Section 318(c) thereof, such imposed duties shall control.

     SECTION 108. Effect of Headings and Table of Contents.
                  ----------------------------------------

     The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

     SECTION 109. Successors and Assigns.
                  ----------------------

     All covenants and agreements in this Indenture by the Company shall bind its successors and assigns, whether so expressed or not.

     SECTION 110.  Separability Clause.
                   -------------------

     In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      SECTION 111. Benefits of Indenture.
                   ---------------------

     Nothing in this Indenture or in the Securities, express or implied, shall give to any Person, other than the parties hereto, any Paying Agent and their successors and assigns and the Holders of the Securities, any benefit or any legal or equitable right, remedy or claim under this Indenture.

      SECTION 112. Governing Law.
                   -------------

     This Indenture and the Securities shall be governed by and construed in accordance with the laws of the State of New York.

      SECTION 113. Non-Business Days.
                   -----------------

     In any case where any Interest Payment Date or Stated Maturity of any Security shall not be a Business Day, then (notwithstanding any other provision of this Indenture or the Securities) payment of interest or principal need not be made on such date, but may be made on the next succeeding Business Day and no interest shall accrue for the period from and after such Interest Payment Date or Stated Maturity, as the case may be, until the next succeeding Business Day, in each case with the same force and effect as if made on the Interest Payment Date or at the Stated Maturity, except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day.


                                   ARTICLE TWO
                                 SECURITY FORMS
                                 --------------

          SECTION 201. Forms Generally.
                       ---------------

          The Securities of each series and the Trustee's certificate of authentication shall be in substantially the forms set forth in this Article, or in such other form or forms as shall be established by or pursuant to a Board Resolution or in one or more indentures supplemental hereto, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with applicable tax laws or the rules of any securities exchange or as may, consistently herewith, be determined by the officers executing such securities, as evidenced by their execution of the Securities. If the form of Securities of any series is established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Company Order contemplated by Section 303 with respect to the authentication and delivery of such Securities.

          The Trustee's certificates of authentication shall be substantially in the form set forth in this Article.

          The definitive Securities shall be printed, lithographed or engraved or produced by any combination of these methods, if required by any securities exchange on which the Securities may be listed, on a steel engraved border or steel engraved borders or may be produced in any other manner permitted by the rules of any securities exchange on which the Securities may be listed, all as determined by the officers executing such Securities, as evidenced by their execution of such securities.

          SECTION 202. Form of Face of Security.
                       ------------------------

          [If the Security is a Global Security, insert -- This Security is a Global Security within the meaning of the Indenture hereinafter referred to and is registered in the name of The Depository Trust Company (the "Depository") or a nominee of the Depository. This Security is exchangeable for Securities registered in the name of a person other than the Depository or its nominee only in the limited circumstances described in the Indenture and no transfer of this Security (other than a transfer of this Security as a whole by the Depository to a nominee of the Depository or by a nominee of the Depository to the Depository or another nominee of the Depository) may be registered except in limited circumstances.

          Unless this Security is presented by an authorized representative of The Depository Trust Company (55 Water Street, New York) to ITT Hartford Group, Inc. or its agent for registration of transfer, exchange or payment, and any Security issued is registered in the name of Cede & Co. or such other name as requested by an authorized representative of The Depository Trust Company and any payment hereon is made to Cede & Co., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY A PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.]

          If the Security is an Original Issue Discount Security, insert -- This Security was issued with original issue discount for United States Federal income tax purposes. For further information, please contact [name, title and address or telephone number of a representative of the Company].

                            ITT HARTFORD GROUP, INC.
                               (Title of Security)

No. __________                                                  $_____________

          ITT HARTFORD GROUP, INC., a corporation organized and existing under the laws of Delaware (hereinafter called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to _______________, or registered assigns, the principal sum of __________________ Dollars on ________________________,[;
provided that the Company may (i) change the maturity date upon the occurrence
                               -
of an exchange of the Securities for the Trust Securities subject to certain conditions set forth in Section 314 of the Indenture, which changed maturity date shall in no case be earlier than , or later than , and (ii) extend
                                                                      --
the maturity date subject to certain conditions specified in Section 314 of the Indenture, which extended maturity date shall in no case be later than ,]. The Company further promises to pay interest on said principal sum from ______, ___ or from the most recent interest payment date (each such date, an "Interest Payment Date") on which interest has been paid or duly provided for, [monthly] [quarterly] [semi-annually] [if applicable, insert-(subject to deferral as set forth herein)] in arrears on [insert applicable Interest Payment Dates] of each year, commencing ______, ___, at the rate of ___% per annum, until the principal hereof shall have become due and payable, [if applicable, insert- plus Additional Interest, if any,] until the principal hereof is paid or duly provided for or made available for payment [if applicable, insert- and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the rate of ___% per annum, compounded [monthly] [quarterly] [annually]. The amount of interest payable for any period will be computed on the basis of twelve 30-day months and a 360-day year. The amount of interest payable for any partial period shall be computed on the basis of the number of days elapsed in a 360-day year of twelve 30-day months. In the event that any date on which interest is payable on this Security is not a Business Day, then a payment of the interest payable on such date will be made on the next succeeding day which is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on the date the payment was originally payable. A "Business Day"
                                                              -------- ---
shall mean any day other than a day on which banking institutions in the City of New York are authorized or required by law or executive order to remain closed or a day on which the Corporate Trust Office of the Trustee [if applicable, insert-, or the principal office of the Property Trustee under the Trust Agreement hereinafter referred to for Hartford Capital __,] is closed for business. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities, as defined in the Indenture) is registered at the close of business on the Regular Record Date for such interest installment, which shall be the [[insert Regular Record Dates] (whether or not a Business Day)] [close of business on the Business Day] next preceding such Interest Payment Date. Any such interest installment not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

          [If applicable, insert- The Company shall have the right at any time during the term of this Security, from time to time, to extend the interest payment period of such Security for up to __ consecutive [months] [quarters] with respect to each deferral period (each an "Extension Period"), during which
                                               ----------------
periods the Company shall have the right to make partial payments of interest on any Interest Payment Date, and at the end of which the Company shall pay all interest then accrued and unpaid (together with Additional Interest thereon to the extent permitted by applicable law); provided that during any such
                                         --------
Extension Period, the Company will not, and will not permit any Subsidiary of the Company to (i) declare or pay any dividends or distributions or redeem,
                -
purchase, acquire or make a liquidation payment with respect to, any of the Company's outstanding capital stock or (ii) make any payment of principal,
                                        --
interest or premium, if any, on or repay, repurchase or redeem any debt security that ranks pari passu with or junior in interest to this Security or make any
           ---- -----
guarantee payments with respect to the foregoing (other than (a) dividends or
                                                              -
distributions in common stock of the Company, (b) redemptions or purchases of
                                               -
any rights pursuant to the Company's Rights Plan, or any successor to such Rights Plan, and the declaration of a dividend of such rights in the future, and
(c) payments under any Hartford Guarantee (as defined in the Indenture)). Prior
 -
to the termination of any such Extension Period, the Company may further extend the interest payment period, provided that such Extension Period together with
                             --------
all such previous and further extensions of such Extension Period, shall not exceed __ consecutive [months] [quarters] or extend beyond the Maturity of this Security. Upon the termination of any such Extension Period and upon the payment of all accrued and unpaid interest and any Additional Interest then due, the Company may select a new Extension Period, subject to the above requirements. No interest shall be due and payable during an Extension Period except at the end thereof. The Company shall give the Holder of this Security and the Trustee notice of its selection of an Extension Period at least one Business Day prior to the Interest Payment Date [if applicable, insert- the earlier of (i) the date the Distributions on the
                                        -
Preferred Securities are payable or (ii) the date the Administrative Trustees
                                     --
are required to give notice to the New York Stock Exchange or other applicable self-regulatory organization or to holders of such Preferred Securities of the record date or the date such Distributions are payable, but in any event not less than one Business Day prior to such record date.

          Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in the United States, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts [if applicable, insert-; provided, however, that at the option of
                                       --------  -------
the Company payment of interest may be made (i) by check mailed to the address
                                             -
of the Person entitled thereto as such address shall appear in the Securities Register or (ii) by wire transfer in immediately available funds at such place
             --
and to such account as may be designated by the Person entitled thereto as specified in the Securities Register].

          The indebtedness evidenced by this Security is, to the extent provided in the Indenture, subordinate and subject in right of payments to the prior payment in full of all Senior Debt, and this Security is issued subject to the provisions of the Indenture with respect thereto. Each Holder of this Security, by accepting the same, (a) agrees to and shall be bound by such provisions, (b)
                        -                                                    -
authorizes and directs the Trustee on his behalf to take such actions as may be necessary or appropriate to effectuate the subordination so provided and (c)
                                                                          -
appoints the Trustee his attorney-in-fact for any and all such purposes. Each Holder hereof, by his acceptance hereof, waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Debt, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

          Reference is hereby made to the further provisions of this Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

          Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

          IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed under its corporate seal.

Dated:

                                        ITT HARTFORD GROUP, INC.


                                        By:__________________________
                                           [Chairman and Chief Executive
                                           Officer, President or Vice President]

Attest:


----------------------------------
[Secretary or Assistant Secretary]

        SECTION 203.    Form of Reverse of Security.
                        ---------------------------

       This Security is one of a duly authorized issue of securities of the Company, (herein called the "Securities"), issued and to be issued in one or
                             ----------
more series under a Junior Subordinated Indenture, dated as of October 30, 1996 (herein called the "Indenture"), between the Company and Wilmington Trust
                    ---------
Company, as Trustee (herein called the "Trustee", which term includes any
                                        -------
successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Trustee, the Company and the Holders of the Securities, and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof[, limited in aggregate principal amount to $___________].

       All terms used in this Security that are defined in the Indenture [if applicable, insert- or in the Trust Agreement, dated _________, 1996, as amended (the "Trust Agreement"), among ITT Hartford Group, Inc. as Depositor, and the Trustees named therein, for Hartford Capital __,] shall have the meanings assigned to them in the Indenture [if applicable, insert- or the Trust Agreement, as the case may be].

       [If applicable, insert- The Company may, at its option, subject to the terms and conditions of Article Eleven of the Indenture, redeem this Security on any Interest Payment date with respect thereto in whole at any time or in part from time to time, without premium or penalty, at a redemption price equal to the accrued and unpaid interest [if applicable, insert-, including Additional Interest, if any,] to the date fixed for redemption, plus the greater of (a) the
                                                                          -
principal amount thereof and (b) an amount equal to [for Securities bearing
                              -
interest at a fixed rate: the Discounted Remaining Fixed Amount Payments] [for Securities bearing interest determined by a floating rate: the Discounted Swap Equivalent Payments].

       [If applicable, insert- If a Special Event in respect of a Hartford Trust shall occur and be continuing, the Company may, at its option, redeem the corresponding series of Securities on any Interest Payment Date falling within 90 days of the occurrence of such Special Event, in whole but not in part, subject to the provisions of Section 1107 and the other provisions of Article Eleven of the Indenture. The redemption price for any Security so redeemed shall be equal to 100% of the principal amount thereof plus accrued and unpaid interest, including Additional Interest, if any, to the date fixed for redemption.]

       In the event of redemption of this Security in part only, a new Security or Securities of this series for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

       [If the Security is not an Original Issue Discount Security, - If an Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.]

       [If the Security is an Original Issue Discount Security, - If an Event of Default with respect to Securities of this series shall occur and be continuing, an amount of principal of the Securities of this series may be declared due and payable in the manner, with the effect and subject to the conditions provided in the Indenture. Such amounts shall be equal to - insert formula for determining the amount. Upon payment (i) of the amount of principal so declared due and
                           -
payable and (ii) of interest on any overdue principal and overdue interest (in
             --
each case to the extent that the payment of such interest shall be legally enforceable), all of the Company's obligations in respect of the payment of the principal of and interest, if any, on the Securities of this series shall terminate.]

       The  Indenture  contains  provisions  for  satisfaction,   discharge  and
defeasance at any time of the entire indebtedness of this Security upon compliance by the Company with certain conditions set forth in the Indenture.

       The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the Holders of a majority in principal amount of the Securities of each series at the time Outstanding of each series to be affected. The Indenture also contains provisions permitting Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

       No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of (and premium, if any) and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

       As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Securities Register, upon surrender of this Security for registration of transfer at the office or agency of the Company maintained under Section 1002 of the Indenture duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees. No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

       Prior to due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

       The Securities of this series are issuable only in registered form without coupons in denominations of $____ and any integral multiple thereof. As provided in the

Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of such series of a different authorized denomination, as requested by the Holder surrendering the same.

       [If applicable, insert- The Company and, by its acceptance of this Security or a beneficial interest therein, the Holder of, and any Person that acquires a beneficial interest in, this Security agree that for United States Federal, state and local tax purposes it is intended that this Security constitute indebtedness.]

       THE INDENTURE AND THIS SECURITY SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES THEREOF.

        SECTION 204.  Additional Provisions Required in Global Security.
                      -------------------------------------------------

       Any Global Security issued hereunder shall, in addition to the provisions contained in Sections 202 and 203 bear a legend in substantially the following form:

       "This Security is a Global Security within the meaning of the Indenture hereinafter referred to and is registered in the name of a Depositary or a nominee of a Depositary. This Security is exchangeable for Securities registered in the name of a person other than the Depositary or its nominee only in the limited circumstances described in the Indenture and may not be transferred except as a whole by the Depositary to a nominee of the Depositary or by a nominee of the Depositary to the Depositary or another nominee of the Depositary."

        SECTION 205.    Form of Trustee's Certificate of Authentication.
                        -----------------------------------------------

       This is one of the Securities referred to in the within mentioned Indenture.

                            -------------------------
                            as Trustee

                            By: ____________________
                               Authorized Officer

                                  ARTICLE THREE
                                 THE SECURITIES
                                 --------------

        SECTION 301.    Title and Terms.
                        ---------------

       The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

       The Securities may be issued in one or more series. There shall be established in or pursuant to a Board Resolution, and set forth in an Officers' Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of a series:

  (a) the title of the Securities of such series, which shall distinguish the Securities of the series from all other Securities;

  (b) the limit, if any, upon the aggregate principal amount of the Securities of such series which may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of the series pursuant to Section 304, 305, 306, 906 or 1106); provided, however, that the authorized
                                        --------  -------
aggregate principal amount of such series may be increased above such amount by a Board Resolution to such effect;

  (c) the Stated Maturity or Maturities on which the principal of the Securities of such series is payable or the method of determination thereof;

  (d) the rate or rates, if any, at which the Securities of such series shall bear interest, if any, the rate or rates and extent to which Additional Interest, if any, shall be payable in respect of any Securities of such series, the Interest Payment Dates on which such interest shall be payable, the right, pursuant to Section 311 or as otherwise set forth therein, of the Company to defer or extend an Interest Payment Date, and the Regular Record Date for the interest payable on any Interest Payment Date or the method by which any of the foregoing shall be determined;

  (e) the place or places where the principal of (and premium, if any) and interest on the Securities of such series shall be payable, the place or places where the Securities of such series may be presented for registration of transfer or exchange, and the place or places where notices and demands to or upon the Company in respect of the Securities of such series may be made;

  (f) the period or periods within or the date or dates on which, if any, the price or prices at which and the terms and conditions upon which the Securities of such series may be redeemed, in whole or in part, at the option of the Company;

  (g) the obligation or the right, if any, of the Company to redeem, repay or purchase the Securities of such series pursuant to any sinking fund, amortization or analogous provisions or at the option of a Holder thereof and the period or periods within which, the price or prices at which, the currency or currencies (including currency unit or units) in which and the other terms and conditions upon which Securities of the series shall be redeemed, repaid or purchased, in whole or in part, pursuant to such obligation;

  (h) the denominations in which any Securities of such series shall be issuable, if other than denominations of $25 and any integral multiple thereof;

  (i) if other than Dollars, the currency or currencies (including currency unit or units) in which the principal of (and premium, if any) and interest, if any, on the Securities of the series shall be payable, or in which the Securities of the series shall be denominated;

  (j) the additions, modifications or deletions, if any, in the Events of Default or covenants of the Company set forth herein with respect to the Securities of such series;

  (k) if other than the principal amount thereof, the portion of the principal amount of Securities of such series that shall be payable upon declaration of acceleration of the Maturity thereof;

  (l) the additions or changes, if any, to this Indenture with respect to the Securities of such series as shall be necessary to permit or facilitate the issuance of the Securities of such series in bearer form, registrable or not registrable as to principal, and with or without interest coupons;

  (m) any index or indices used to determine the amount of payments of principal of and premium, if any, on the Securities of such series or the manner in which such amounts will be determined;

  (n) the issuance of a temporary Global Security representing all of the Securities of such series and exchange of such temporary Global Security for definitive Securities of such series;

  (o) whether the Securities of the series shall be issued in whole or in part in the form of one or more Global Securities and, in such case, the Depositary for such Global Securities, which Depositary shall be a clearing agency registered under the Securities Exchange Act of 1934, as amended;

  (p) the appointment of any Paying Agent or Agents for the Securities of such series;

  (q) the terms of any right to convert or exchange Securities of such series into any other securities or property of the Company, and the additions or changes, if any, to this Indenture with respect to the Securities of such series to permit or facilitate such conversion or exchange;

  (r) the form or forms of the Trust Agreement, Amended and Restated Trust Agreement and Guarantee Agreement, if different from the forms attached hereto as Annexes A, B and C, respectively;

  (s) the relative degree, if any, to which the Securities of the series shall be senior to or be subordinated to other series of Securities in right of payment, whether such other series of Securities are Outstanding or not; and

  (t) any other terms of the Securities of such series (which terms shall not be inconsistent with the provisions of this Indenture).

       All Securities of any one series shall be substantially identical except as to denomination and except as may otherwise be provided herein or in or pursuant to such Board

Resolution and set forth in such Officers' Certificate or in any such indenture supplemental hereto.

       If any of the terms of the series are established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Officers' Certificate setting forth the terms of the series.

        SECTION 302.    Denominations.
                        -------------

       The Securities of each series shall be in registered form without coupons and shall be issuable in denominations of $25 and any integral multiple thereof, unless otherwise specified as contemplated by Section 301.

        SECTION 303.    Execution, Authentication, Delivery and Dating.
                        ----------------------------------------------

       The Securities shall be executed on behalf of the Company by its President or one of its Vice Presidents under its corporate seal reproduced or impressed thereon and attested by its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Securities may be manual or facsimile.

       Securities bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities. At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities executed by the Company to the Trustee for authentication. Securities may be authenticated on original issuance from time to time and delivered pursuant to such procedures acceptable to the Trustee ("Procedures") as may be specified from time to time by Company Order. Procedures may authorize authentication and delivery pursuant to oral instructions of the Company or a duly authorized agent, which instructions shall be promptly confirmed in writing.

       Prior to the delivery of a Security in any such form to the Trustee for authentication, the Company shall deliver to the Trustee the following:

  (a) A Company Order requesting the Trustee's authentication and delivery of all or a portion of the Securities of such series, and if less than all, setting forth procedures for such authentication;

  (b) The Board Resolution by or pursuant to which such form of Security has been approved, and the Board Resolution, if any, by or pursuant to which the terms of the Securities of such series have been approved, and, if pursuant to a Board Resolution, an Officers' Certificate describing the action taken;

  (c) An Officers' Certificate dated the date such certificate is delivered to the Trustee, stating that all conditions precedent provided for in this Indenture relating to the authentication and delivery of Securities in such form and with such terms have been complied with; and

  (d)  An Opinion of Counsel stating that (i) the form of such Securities has
                                           -
been duly authorized and approved in conformity with the provisions of this Indenture; (ii) the terms of such Securities have been duly authorized and
            --
determined in conformity with the provisions of this Indenture, or, if such terms are to be determined pursuant to Procedures, when so determined such terms shall have been duly authorized and determined in conformity with the provisions of this Indenture; and (iii) Securities in such form when completed
                                   ---
by appropriate insertions and executed and delivered by the Company to the Trustee for authentication in accordance with this Indenture, authenticated and delivered by the Trustee in accordance with this Indenture within the authorization as to aggregate principal amount established from time to time by the Board of Directors and sold in the manner specified in such opinion of Counsel, will be the legal, valid and binding obligations of the Company entitled to the benefits of this Indenture, subject to applicable bankruptcy, reorganization, insolvency and similar laws generally affecting creditors' rights, to general equitable principles except as enforcement thereof may be limited by (A) requirements that a claim with respect to any Securities
            -
denominated other than in Dollars (or a Foreign Currency or currency unit judgment in respect of such claim) be converted into Dollars at a rate of exchange prevailing on a date determined pursuant to applicable law or (B)
governmental authority to limit, delay or prohibit                            -
the making of payments in Foreign Currencies or currency units or payments outside the United States and subject to such other qualifications as such counsel shall conclude do not materially affect the rights of Holders of such Securities;

provided, however, that the Trustee shall be entitled to receive the documents
--------  -------
referred to in Clauses (b), (c) and (d) above only at or prior to the first
                        -    -       -
request of the Company to the Trustee to authenticate Securities of such series.

       Each Security shall be dated the date of its authentication.

       No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose, unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee by the manual signature of one of its authorized officers, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder.

        SECTION 304.    Temporary Securities.
                        --------------------

       Pending the preparation of definitive Securities of any series, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any denomination, substantially of the tenor of the definitive Securities of such series in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities.

       If temporary Securities of any series are issued, the Company will cause definitive Securities of such series to be prepared without unreasonable delay. After the preparation of definitive Securities, the temporary Securities shall be exchangeable for definitive Securities upon surrender of the temporary Securities at the office or agency of the Company designated for that purpose without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a like principal amount of definitive Securities of the same series of authorized denominations having the same Original Issue Date and Stated Maturity and having the same terms as such temporary Securities. Until so exchanged, the temporary Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Securities.

        SECTION 305.    Registration, Transfer and Exchange.
                        -----------------------------------

       The Company shall cause to be kept at the Corporate Trust Office of the Trustee a register in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Securities and of transfers of Securities. Such register is herein sometimes referred to as the "Securities Register." The Trustee is hereby appointed "Securities Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.

       Upon surrender for registration of transfer of any Security at the office or agency of the Company designated for that purpose the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of the same series of any authorized denominations, of a like aggregate principal amount, of the same original Issue Date and Stated Maturity and having the same terms.

       At the option of the Holder, Securities may be exchanged for other Securities of the same series of any authorized denominations, of a like aggregate principal amount, of the same Original Issue Date and Stated Maturity and having the same terms, upon surrender of the Securities to be exchanged at such office or agency. Whenever any securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

       All Securities issued upon any transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such transfer or exchange.

       Every Security presented or surrendered for transfer or exchange shall (if so required by the Company or the Securities Registrar) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing.

       No service charge shall be made to a Holder for any transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any transfer or exchange of Securities.

       Notwithstanding any of the foregoing, any Global Security of a series shall be exchangeable pursuant to this Section 305 for Securities registered in the names of Persons other than the Depositary for such Security or its nominee only if (i) such Depositary notifies the Company that it is unwilling or unable
         -
to continue as Depositary for such Global Security or if at any time such Depositary ceases to be a clearing agency registered under the Securities Exchange Act of 1934, as amended, (ii) the Company executes and delivers to the
                                   --
Trustee a Company Order that such Global Security shall be so exchangeable or

(iii) there shall have occurred and be continuing an Event of Default with
----
respect to the Securities of such series. Any Global Security that is exchangeable pursuant to the preceding sentence shall be exchangeable for Securities registered in such names as such Depositary shall direct.

       Notwithstanding any other provision in this Indenture, a Global Security may not be transferred except as a whole by the Depositary with respect to such Global Security to a nominee of such Depositary or by a nominee of such Depositary to such Depositary or another nominee of such Depositary.

       Neither the Company nor the Trustee shall be required, pursuant to the provisions of this Section, (a) to issue, transfer or exchange any Security of
                             -
any series during a period beginning at the opening of business 15 days before the day of selection for redemption of Securities pursuant to Article Eleven and ending at the close of business on the day of mailing of notice of redemption or
(b) to transfer or exchange any Security so selected for redemption in whole
    -
or in part, except, in the case of any Security to be redeemed in part, any portion thereof not to be redeemed.

       SECTION 306.   Mutilated, Destroyed, Lost and Stolen Securities.
                      ------------------------------------------------

       If any mutilated Security is surrendered to the Trustee together with such security or indemnity as may be required by the Company or the Trustee to save each of them harmless, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same issue and series of like tenor and principal amount, having the same Original Issue Date and Stated Maturity and bearing the same Interest Rate as such mutilated Security, and bearing a number not contemporaneously outstanding.

       If there shall be delivered to the Company and to the Trustee (i)
                                                                      -
evidence to their satisfaction of the destruction, loss or theft of any Security, and (ii) such security or indemnity as may be required by them to save
               --
each of them harmless, then, in the absence of notice to the Company or the Trustee that such Security has been acquired by a bona fide purchaser, the issuing Company shall execute and upon its request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of the same issue and series of like tenor and principal amount, having the same Original Issue Date and Stated Maturity and bearing the same Interest Rate as such destroyed, lost or stolen Security, and bearing a number not contemporaneously outstanding.

       In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

       Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

       Every new Security issued pursuant to this Section in lieu of any destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities duly issued hereunder.

       The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

        SECTION 307.   Payment of Interest; Interest Rights Preserved.
                       ----------------------------------------------

       Interest on any Security of any series which is payable, and is punctually paid or duly provided for, on any Interest Payment Date, shall be paid to the Person in whose name that Security (or one or more Predecessor
Securities) is registered at the close of business on the Regular Record Date for such interest in respect of Securities of such series, except that, unless otherwise provided in the Securities of such series, interest payable on the Stated Maturity of a Security shall be paid to the Person to whom principal is paid. The initial payment of interest on any Security of any series which is issued between a Regular Record Date and the related Interest Payment Date shall be payable as provided in such Security or in the Board Resolution pursuant to
Section 301 with respect to the related series of Securities.

       Any interest on any Security which is payable, but is not timely paid or duly provided for, on any Interest Payment Date for Securities of such series (herein called "Defaulted Interest"), shall forthwith cease to be payable to the registered Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in Clause (1) or (2) below:

  (1) The Company may elect to make payment of any Defaulted Interest to the Persons in whose names the Securities of such series in respect of which interest is in default (or their respective Predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this Clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first class, postage prepaid, to each Holder of a Security of such series at the address of such Holder as it appears in the Securities Register not less than 10 days prior to such Special Record Date. The Trustee may, in its discretion, in the name and at the expense of the Company, cause a similar notice to be published at least once in a newspaper, customarily published in the English language on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, but such publication shall not be a condition precedent to the establishment of such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered on such Special Record Date and shall no longer be payable pursuant to the following Clause (2).

  (2) The Company may make payment of any Defaulted Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of the series in respect of which interest is in default may be listed and, upon such notice as may be required by such exchange (or by the Trustee if the Securities are not listed), if, after notice given by the Company to the Trustee of the proposed payment pursuant to this Clause, such payment shall be deemed practicable by the Trustee.

       Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

        SECTION 308.   Persons Deemed Owners.
                       ---------------------

       The Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name any Security is registered as the owner of such Security for the purpose of receiving payment of principal of and (subject to Section 307) interest on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

        SECTION 309.   Cancellation.
                       ------------

       All Securities surrendered for payment, redemption, transfer or exchange shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee, and any such Securities and Securities surrendered directly to the Trustee for any such purpose shall be promptly canceled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and all Securities so delivered shall be promptly canceled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section, except as expressly permitted by this Indenture. All canceled Securities shall be destroyed by the Trustee and the Trustee shall deliver to the Company a certificate of such destruction.

        SECTION 310. Computation of Interest.
                     -----------------------

       Except as otherwise specified as contemplated by Section 301 for Securities of any series, interest on the Securities of each series shall be computed on the basis of a 360-day year of twelve 30-day months and interest on the Securities of each series for any partial period shall be computed on the basis of the number of days elapsed in a 360-day year of twelve 30-day months.

        SECTION 311.   Deferrals of Interest Payment Dates.
                       -----------------------------------

       If specified as contemplated by Section 301 with respect to the Securities of a particular series, the Company shall have the right, at any time during the term of such series, from time to time to extend the interest payment period for such Securities for such period or periods as may be specified as contemplated by Section 301 (each, an "Extension Period") during
                                                    ----------------
which periods the Company shall have the right to make partial payments of interest on any Interest Payment Date, and at the end of such Extension Period the Company shall pay all interest then accrued and unpaid thereon (together with Additional Interest thereon, if any, at the rate specified for the Securities of such series to the extent permitted by applicable law), provided,
                                                                      --------
however, that during any such Extension Period, the Company shall not, and
-------
shall cause any Subsidiary not to, (i) declare or pay any dividends or
                                    -
distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock, or (ii) make any payment of
                                                         --
principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior in interest to the
                          ---- -----
Securities of such series or make any guarantee payments with respect to the foregoing (other than (a) dividends or distributions in common stock of the
                       -
Company (b) redemptions or purchases of any rights pursuant to the Company's
         -
Rights Plan, or any successor to such Rights Plan, and the declaration of a dividend of such rights in the future, and (c) payments under any Hartford
                                            -
Guarantee). Prior to the termination of any such Extension Period, the Company may further extend the interest payment period, provided that such Extension
                                                --------
Period together with all such previous and further extensions of such Extension Period shall not exceed the period or periods so specified or extend beyond the Maturity of such Securities. Upon termination of any Extension Period and upon the payment of all accrued and unpaid interest and any Additional Interest then due, the Company may select a new Extension Period, subject to the above requirements. No interest shall be due and payable during an Extension Period, except at the end thereof. The Company shall give the Holders of the Securities of such series and the Trustee notice of its selection of such Extension Period at least one Business Day prior to the Interest Payment Date or, with respect to the Securities of a series issued to a Hartford Trust, prior to the earlier of
(i) the date the Distributions on the Preferred Securities of such Hartford
 -
Trust are payable or (ii) the date the Administrative Trustees of such Hartford
                      --
Trust are required to give notice to the New York Stock Exchange or other applicable self-regulatory organization or to holders of such Preferred Securities of the record date or the date such Distributions are payable, but in any event not less than one Business Day prior to such record date.

       The Trustee shall promptly give notice of the Company's selection of such Extension Period to the Holders of the outstanding Securities of such series.

        SECTION 312.   Right of Set-Off.
                       ----------------

       With respect to the Securities of a series issued to a Hartford Trust, notwithstanding anything to the contrary in the Indenture, the Company shall have the right to set-off any payment it is otherwise required to make thereunder in respect of any such Security to the extent the Company has theretofore made, or is concurrently on the date of such payment making, a payment under the Hartford Guarantee relating to such Security or a payment to any holder of a corresponding series of Preferred Securities in connection with a suit instituted pursuant to Section 508.

        SECTION 313.   Agreed Tax Treatment.
                       --------------------

       Each Security issued hereunder shall provide that the Company and, by its acceptance of a Security or a beneficial interest therein, the Holder of, and any Person that acquires a beneficial interest in, such Security agree that for United States Federal, state and local tax purposes it is intended that such Security constitute indebtedness.

        SECTION 314.   Extension of Stated Maturity; Adjustment of Stated
                       --------------------------------------------------
                       Maturity Upon an Exchange.
                       -------------------------

       If specified as contemplated by Section 202 with respect to the Securities of a particular series, the Company shall have the right to (a)
                                                                        -
change the Maturity Date of the Securities of such series upon the liquidation of a Hartford Trust and the exchange of such Securities for the Preferred Securities of such Hartford Trust and (b) extend the Stated Maturity for the
                                       -
Securities of such series; provided, that at the time any election to extend the Maturity Date is made and at the time of such extension, (i) the Company is not
                                                          -
in bankruptcy, otherwise insolvent or in liquidation, (ii) the Company is not in
                                                       --
default in the payment of any interest or principal on the Securities of such series and no deferred interest payments thereon have accrued, (iii) the
                                                                ---
applicable Hartford Trust is not in arrears on payments of Distributions on its Preferred Securities and no deferred Distributions thereon are accumulated, (iv)
                                                                             --
the  Securities  are  rated  not less than  BBB- by  Standard  & Poor's  Ratings
Services or Baa3 by Moody's  Investors  Service,  Inc. or the  equivalent by any other
nationally recognized statistical rating organization and (v) the extended
                                                           -
Stated Maturity is no later than the 49th anniversary of the initial issuance of the Preferred Securities of the applicable Hartford Trust; provided, further, that, if the Company exercises its right to liquidate the Hartford Trust and exchange the Securities of such series for the Preferred Securities of such Hartford Trust as specified in clause (a) above, any changed Stated Maturity of
                                       -
the Securities of such series shall be no earlier than the date that is five years after the issuance of the Preferred Securities and no later than the date 30 years (plus an extended term of up to an additional 19 years if the above-referenced conditions are satisfied) after the date of the initial issuance of the Preferred Securities of the applicable Hartford Trust.

        SECTION 315.   CUSIP Numbers.
                       --------------

       The Company in issuing the Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers.


                                  ARTICLE FOUR
                           SATISFACTION AND DISCHARGE
                           --------------------------

        SECTION 401.    Satisfaction and Discharge of Indenture.
                        ---------------------------------------

       This Indenture shall cease to be of further effect (except as to (i) any
                                                                         -
surviving rights of transfer, substitution and exchange of Securities, (ii)
                                                                        --
rights hereunder of Holders to receive payments of principal of (and premium, if any) and interest on the Securities and other rights, duties and obligations of the Holders as beneficiaries hereof with respect to the amounts, if any, so deposited with the Trustee and (iii) the rights and obligations of the Trustee
                                ---
hereunder), and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

  (1)  either

  (A)  all Securities theretofore authenticated and delivered (other than (i)
                                                                           -
Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 306 and (ii) Securities for whose
                                                 --
payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as provided in Section 1003) have been delivered to the Trustee for cancellation; or

  (B) all such Securities not theretofore delivered to the Trustee for cancellation

            (i)  have become due and payable, or

            (ii) will become due and payable at their Stated Maturity within one year of the date of deposit, and the Company, in the case of (i) or (ii) above, has deposited or caused to be deposited with the Trustee as trust funds in trust for such purpose an amount in the currency or currencies in which the Securities of such series are payable sufficient to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal (and premium, if any) and interest (including any Additional Interest) to the date of such deposit (in the case of Securities which have become due and payable) or to the Stated Maturity;

  (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

  (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 607 and, if money shall have been deposited with the Trustee pursuant to subclause (B) of clause (1) of this Section, the obligations of the Trustee under Section 402 and the last paragraph of Section 1003 shall survive.

        SECTION 402.   Application of Trust Money.
                       --------------------------

       Subject to the provisions of the last paragraph of Section 1003, all money deposited with the Trustee pursuant to Section 401 or money or Government Obligations deposited with the Trustee pursuant to Section 403, or received by the Trustee in respect of Government Obligations deposited with the Trustee pursuant to Section 403, shall be held in trust and applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal (and premium, if any) and interest for whose payment such money or obligations have been deposited with or received by the Trustee; provided,
                                                                 --------
however, such moneys need not be segregated from other funds except to the
-------
extent required by law.

        SECTION 403.   Satisfaction, Discharge and Defeasance of Securities of
                       -------------------------------------------------------
                       Any Series.
                       ----------

       Unless  otherwise  provided in the Board  Resolution  adopted pursuant to
Section 301 establishing the terms of the Securities of any series, the Company shall be deemed to have paid and discharged the entire indebtedness on all the Outstanding Securities of any such series and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of such indebtedness, when

  (1)  with respect to all Outstanding Securities of such series,

  (A) the Company has irrevocably deposited or caused to be irrevocably deposited with the Trustee as trust funds in trust for such purpose an amount sufficient to pay and discharge the entire indebtedness on all Outstanding Securities of such series for principal (and premium, if any) and interest (including any Additional Interest) to the Stated Maturity or any Redemption Date as contemplated by the penultimate paragraph of this Section 403, as the case may be; or

  (B) the Company has irrevocably deposited or caused to be irrevocably deposited with the Trustee as obligations in trust for such purpose an amount of Government Obligations as will, in the written opinion of independent public accountants delivered to the Trustee, together with predetermined and certain income to accrue thereon, without consideration of any reinvestment thereof, be sufficient to pay and discharge when due the entire indebtedness on all Outstanding Securities of such series for principal (and premium, if any) and interest (including any Additional Interest) to the Stated Maturity or any Redemption Date as contemplated by the penultimate paragraph of this Section 403, as the case may be; and

  (2) the Company has paid or caused to be paid all other sums payable with respect to the Outstanding Securities of such series; and

  (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of the entire indebtedness on all Outstanding Securities of any such series have been complied with.

       Any deposits with the Trustee referred to in Section 403(i) above shall be irrevocable and shall be made under the terms of an escrow trust agreement in form and substance reasonably satisfactory to the Trustee. If any Outstanding Securities of such series are to be redeemed prior to their Stated Maturity, whether pursuant to any optional redemption provisions or in accordance with any mandatory sinking fund requirement, the applicable escrow trust agreement shall provide therefor and the Company shall make such arrangements as are satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company. If the Securities of such series are not to become due and payable at their Stated Maturity or upon call for redemption within one year of the date of deposit, then the Company shall give, not later than the date of such deposit, notice of such deposit to the Holders of Securities of such series.

       Upon the  satisfaction  of the  conditions  set forth in this Section 403 with respect to all the Outstanding Securities of any series, the terms and conditions of such series, including the terms and conditions with respect thereto set forth in this Indenture, shall no longer be binding upon, or applicable to, the Company; provided, that the Company shall not be discharged
                            --------
from any payment obligations in respect of Securities of such series which are deemed not to be Outstanding under clause (iii) of the definition thereof if such obligations continue to be valid obligations of the Company under applicable law.


                                  ARTICLE FIVE
                                    REMEDIES
                                    --------

        SECTION 501.   Events of Default.
                       -----------------

       "Event of Default", wherever used herein with respect to the Securities of any series, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

       (1) default in the payment of any interest upon any Security of that series, including any Additional Interest in respect thereof, when it becomes due and payable, and continuance of such default for a period of 30 days (subject to the deferral of any due date in the case of an Extension Period); or

       (2) default in the payment of the principal of (or premium, if any, on) any Security of that series at its Maturity; or

       (3) default in the performance, or breach, of any covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 90 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default or breach and requiring it to be remedied; or

       (4) the entry of a decree or order by a court having jurisdiction in the premises adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law, or appointing a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company or of any substantial part of its property or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days; or

       (5) the institution by the Company of proceedings to be adjudicated a bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law, or the consent by it to the filing of any such petition or to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due and its willingness to be adjudicated a bankrupt, or the taking of corporate action by the Company in furtherance of any such action; or

       (6) any other Event of Default with respect to Securities of that series.

       SECTION 502.   Acceleration of Maturity; Rescission and Annulment.
                      --------------------------------------------------

       If an Event of Default with respect to Securities of any series at the time Outstanding occurs and is continuing, then and in every such case the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series may declare the principal amount (or, if the Securities of that series are Original Issue Discount Securities, such portion of the principal amount as may be specified in the terms of that series) of all the Securities of that series to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), provided that, in the case of the Securities of a series issued to a Hartford
--------
Trust, if upon an Event of Default, the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series fail to declare the principal of all the Securities of that series to be immediately due and payable, the holders of at least 25% in aggregate liquidation amount of the corresponding series of Preferred Securities then outstanding shall have such right by a notice in writing to the Company and the Trustee; and upon any such declaration such principal amount (or specified amount) of and the accrued interest (including any Additional Interest) on all the Securities of such series shall become immediately due and payable, provided that the payment of
                                                 --------
principal and interest (including any Additional Interest) on such Securities shall remain subordinated to the extent provided in Article Thirteen.

       At any time after such a declaration of acceleration with respect to Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in principal amount of the Outstanding Securities of that series, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if:

       (1) the Company has paid or deposited with the Trustee a sum sufficient to pay

       (A) all overdue installments of interest (including any Additional Interest) on all Securities of that series,

       (B) the principal of (and premium, if any, on) any Securities of that series which have become due otherwise than by such declaration of acceleration and interest thereon at the rate borne by the Securities,

       (C) to the extent that payment of such interest is lawful, interest upon overdue installments of interest at the rate borne by the Securities, and

       (D) all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

       (2) all Events of Default with respect to Securities of that series, other than the non-payment of the principal of Securities of that series which has become due solely by such acceleration, have been cured or waived as provided in Section 513.

       No such rescission shall affect any subsequent default or impair any right consequent thereon.

    Upon receipt by the Trustee of written notice declaring such an acceleration, or rescission and annulment thereof, with respect to Securities of a series all or part of which is represented by a Global Security, a record date shall be established for determining Holders of Outstanding Securities of such series entitled to join in such notice, which record date shall be at the close of business on the day the Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that, unless such declaration of acceleration,
                        --------
or rescission and annulment, as the case may be, shall have become effective by virtue of the requisite percentage having joined in such notice prior to the day which is 90 days after such record date, such notice of declaration of acceleration, or rescission and annulment, as the case may be, shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new written notice of declaration of acceleration, or rescission and annulment thereof, as the case may be, that is identical to a written notice which has been canceled pursuant to the proviso to the preceding sentence, in which event a new record
                -------
date shall be established pursuant to the provisions of this Section 502.

        SECTION 503. Collection of Indebtedness and Suits for Enforcement by
                     -------------------------------------------------------
                     Trustee.
                     -------

        The Company covenants that if:

        (1) default is made in the payment of any installment of interest (including any Additional Interest) on any Security when such interest becomes due and payable and such default continues for a period of 30 days, or

        (2) default is made in the payment of the principal of (and premium, if any, on) any Security at the Maturity thereof,

the Company will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Securities, the whole amount then due and payable on such Securities for principal, including any sinking fund payment or analogous obligations (and premium, if any) and interest (including any Additional Interest), including, to the extent that payment of such interest shall be lawful, interest on any overdue principal (and premium if any) and on any overdue installments of interest (including any Additional Interest) at the rate borne by the Securities; and, in addition thereto, all amounts owing the Trustee under Section 607.

       If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, and may prosecute such proceeding to judgment or final decree, and may enforce the same against the Company or any other obligor upon the Securities and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon the Securities, wherever situated.

       If an Event of Default with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

        SECTION 504.   Trustee May File Proofs of Claim.
                       --------------------------------

        In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the Company or of such other obligor or their creditors,

        (a) the Trustee (irrespective of whether the principal of the Securities of any series shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal (and premium, if any) or interest (including any Additional Interest)) shall be entitled and empowered, by intervention in such proceeding or otherwise,

                (i) to file and prove a claim for the whole amount of principal (and premium, if any) and interest (including any Additional Interest) owing and unpaid in respect to the Securities and to file such other papers or documents as may be necessary or advisable and to take any and all actions as are authorized under the Trust Indenture Act in order to have the claims of the Holders and any predecessor to the Trustee under
        Section 607 and of the Holders allowed in any such judicial proceedings; and

                (ii) and in particular, the Trustee shall be authorized to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same in accordance with Section 506; and

        (b) any custodian, receiver, assignee, trustee, liquidator, sequestrator (or other similar official) in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee for distribution in accordance with Section 506, and in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it and any predecessor Trustee under
   Section 607.

        Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

       SECTION 505.    Trustee May Enforce Claim Without Possession of
                       -----------------------------------------------
                       Securities.
                       ----------

       All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of all the amounts owing the Trustee and any predecessor Trustee under Section 607, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

        SECTION 506.   Application of Money Collected.
                       ------------------------------

       Any money or property collected or to be applied by the Trustee with respect to a series of Securities pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money or property on account of principal (or premium, if any) or interest (including any Additional Interest), upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

       FIRST: To the payment of all amounts due the Trustee and any predecessor Trustee under Section 607;

       SECOND: To the payment of the amounts then due and unpaid upon such series of Securities for principal (and premium, if any) and interest (including any Additional Interest), in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such series of Securities for principal (and premium, if any) and interest (including any Additional Interest), respectively; and

       THIRD:  The balance, if any, to the Person or Persons entitled thereto.

       SECTION 507.     Limitation on Suits.
                        -------------------

       No Holder of any Securities of any series shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture or for the appointment of a receiver, assignee, trustee, liquidator, sequestrator (or other similar official) or for any other remedy hereunder, unless:

       (1) such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

       (2) the Holders of not less than 25% in principal amount of the Outstanding Securities of that series shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

       (3) such Holder or Holders have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

       (4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

       (5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding Securities of that series;

it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders of Securities, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all such Holders.

       SECTION 508.    Unconditional Right of Holders to Receive Principal,
                       ----------------------------------------------------
                       Premium and Interest.
                       --------------------

       Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right which is absolute and unconditional to receive payment of the principal of (and premium, if any) and (subject to Section 307) interest (including any Additional Interest) on such Security on the respective Stated Maturities expressed in such Security and to institute suit for the enforcement of any such payment, and such right shall not be impaired without the consent of such Holder. In the case of Securities of a series issued to a Hartford Trust, any holder of the corresponding series of Preferred Securities shall have the right upon the occurrence of an Event of Default described in
Section 501(1) or 501(2) hereof, to institute a suit directly against the Company for enforcement of payment to such Holder of principal of (premium, if any) and (subject to Section 307) interest (including any Additional Interest) on the Securities having a principal amount equal to the aggregate liquidation preference of the Preferred Securities of the corresponding series held by such Holder.

        SECTION 509.   Restoration of Rights and Remedies.
                       ----------------------------------

       If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case the Company, the Trustee and the Holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

        SECTION 510.   Rights and Remedies Cumulative.
                       ------------------------------

       Except as otherwise provided in the last paragraph of Section 306, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

        SECTION 511.   Delay or Omission Not Waiver.
                       ----------------------------

       Except as otherwise provided in the last paragraph of Section 306, no delay or omission of the Trustee or of any Holder of any Security to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein.

       Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

        SECTION 512.   Control by Holders.
                       ------------------

       The  Holders  of a  majority  in  principal  amount  of  the  Outstanding
Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee, with respect to the Securities of such series, provided that:
                           --------

       (1) such direction shall not be in conflict with any rule of law or with this Indenture,

       (2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction, and

       (3) subject to the provisions of Section 601, the Trustee shall have the right to decline to follow such direction if the Trustee in good faith shall, by a Responsible Officer or Officers of the Trustee, determine that the proceeding so directed would be unjustly prejudicial to the Holders not joining in any such direction or would involve the Trustee in personal liability.

       Upon receipt by the Trustee of any written notice directing the time, method or place of conducting any such proceeding or exercising any such trust or power, with respect to Securities of a series all or part of which is represented by a Global Security, a record date shall be established for determining Holders of Outstanding Securities of such series entitled to join in such notice, which record date shall be at the close of business on the day the Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that, unless the Holders of a majority in principal amount of the
--------
Outstanding Securities of such series shall have joined in such notice prior to the day which is 90 days after such record date, such notice shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new notice identical to a notice which has been canceled pursuant to the proviso to the preceding
                                               -------
sentence, in which event a new record date shall be established pursuant to the provisions of this Section 512.

        SECTION 513.   Waiver of Past Defaults.
                       -----------------------

       The Holders of not less than a majority in principal amount of the Outstanding Securities of any series may on behalf of the Holders of all the Securities of such series waive any past default hereunder with respect to such series and its consequences, except a default:

       (1) in the payment of the principal of (or premium, if any) or interest (including any Additional Interest) on any Security of such series, or

       (2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Security of such series affected.

       Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

       SECTION 514.    Undertaking for Costs.
                       ---------------------

       All parties to this Indenture agree, and each Holder of any Security by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities of any series, or to any suit instituted by any Holder for the enforcement of the payment of the principal of (or premium, if any) or interest (including any Additional Interest) on any Security on or after the respective Stated Maturities expressed in such Security.

       SECTION 515.    Waiver of Stay or Extension Laws.
                       --------------------------------

       The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                                   ARTICLE SIX
                                   THE TRUSTEE
                                  -----------

       SECTION 601.    Certain Duties and Responsibilities.
                       -----------------------------------

       (a)  Except during the continuance of an Event of Default,

       (1) the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

       (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but in the case of any such certificates or opinions which by any provisions hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture.

       (b) In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his own affairs.

       (c) No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct except that

       (1) this Subsection shall not be construed to limit the effect of Subsection (a) of this Section;

       (2) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

       (3) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of Holders pursuant to Section 512 relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture with respect to the Securities of such series.

       (d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

       (e) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

       SECTION 602.    Notice of Defaults.
                       ------------------

       Within 90 days after actual knowledge by a Responsible Officer of the Trustee of the occurrence of any default hereunder with respect to the Securities of any series, the Trustee shall transmit by mail to all Holders of Securities of such series, as their names and addresses appear in the Securities Register, notice of such default hereunder known to the Trustee, unless such default shall have been cured or waived; provided, however, that, except in the
                                         --------  -------
case of a default in the payment of the principal of (or premium, if any) or interest (including any Additional Interest) on any Security of such series, the Trustee shall be protected in withholding such notice if and so long as the board of directors, the executive committee or a trust committee of directors and/or Responsible Officers of the Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of Securities of such series; and provided, further, that, in the case of any default of the
                    --------  -------
character specified in Section 501(3), no such notice to Holders of Securities of such series shall be given until at least 30 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default with respect to Securities of such series.

        SECTION 603.   Certain Rights of Trustee.
                       -------------------------

       Subject to the provisions of Section 601:

       (a) the Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, Security or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

       (b) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;

       (c) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officers' Certificate;

       (d) the Trustee may consult with counsel and the advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

       (e) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

       (f) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, indenture, Security or other paper or document, but the Trustee in its discretion may make such inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney; and

       (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

       SECTION 604.     Not Responsible for Recitals or Issuance of Securities.
                        ------------------------------------------------------

       The recitals contained herein and in the Securities, except the Trustee's certificates of authentication, shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. The Trustee shall not be accountable for the use or application by the Company of the Securities or the proceeds thereof.


       SECTION 605.    May Hold Securities.
                       -------------------

       The Trustee, any Paying Agent, Securities Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to Sections 608 and 613, may otherwise deal with the Company with the same rights it would have if it were not Trustee, Paying Agent, Securities Registrar or such other agent.

       SECTION 606.    Money Held in Trust.
                       -------------------

       Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company.

       SECTION 607.    Compensation and Reimbursement.
                       ------------------------------

       The Company agrees

       (1) to pay to the Trustee from time to time reasonable compensation for all services rendered by it hereunder in such amounts as the Company and the Trustee shall agree from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

       (2) to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

       (3) to indemnify the Trustee for, and to hold it harmless against, any loss, liability or expense (including the reasonable compensation and the expenses and disbursements of its agents and counsel) incurred without negligence or bad faith, arising out of or in connection with the acceptance or administration of this trust or the performance of its duties hereunder, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. This indemnification shall survive the termination of this Agreement.

       To secure the Company's payment obligations in this Section, the Company and the Holders agree that the Trustee shall have a lien prior to the Securities on all money or property held or collected by the Trustee. Such lien shall survive the satisfaction and discharge of this Indenture.

       When the Trustee incurs expenses or renders services after an Event of Default specified in Section 501(4) or (5) occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Reform Act of 1978 or a successor statute.

       SECTION 608.    Disqualification; Conflicting Interests.
                       ---------------------------------------

       The Trustee for the Securities of any series issued hereunder shall be subject to the provisions of Section 310(b) of the Trust Indenture Act. Nothing herein shall prevent the Trustee from filing with the Commission the application referred to in the second to last paragraph of Section 310(b) of the Trust Indenture Act.

       SECTION 609.    Corporate Trustee Required; Eligibility.
                       ---------------------------------------

       There shall at all times be a Trustee hereunder which shall be

       (a) a corporation organized and doing business under the laws of the United States of America or of any State, Territory or the District of Columbia, authorized under such laws to exercise corporate trust powers and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority, or

       (b) a corporation or other Person organized and doing business under the laws of a foreign government that is permitted to act as Trustee pursuant to a rule, regulation or order of the Commission, authorized under such laws to exercise corporate trust powers, and subject to supervision or examination by authority of such foreign government or a political subdivision thereof substantially equivalent to supervision or examination applicable to United States institutional trustees, in either case having a combined capital and surplus of at least $50,000,000, subject to supervision or examination by Federal or State authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then, for the purpose of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article. Neither the Company nor any Person directly or indirectly controlling, controlled by or under common control with the Company shall serve as Trustee for the Securities of any series issued hereunder.

       SECTION 610.    Resignation and Removal; Appointment of Successor.
                       -------------------------------------------------

       (a) No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee under Section 611.

       (b) The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Company. If an instrument of acceptance by a successor Trustee shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

       (c) The Trustee may be removed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series, delivered to the Trustee and to the Company.

       (d)  If at any time:

       (1) the Trustee shall fail to comply with Section 608 after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Security for at least six months, or

       (2) the Trustee shall cease to be eligible under Section 609 and shall fail to resign after written request therefor by the Company or by any such Holder, or

       (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, (i) the Company by Board Resolution may remove the
                         -
Trustee, or (ii) subject to Section 514, any
             --

Holder who has been a bona fide Holder of a Security for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

       (e) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause with respect to the Securities of one or more series, the Company, by a Board Resolution, shall promptly appoint a successor Trustee with respect to the Securities of that or those series. If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment, become the successor Trustee with respect to the Securities of such series and supersede the successor Trustee appointed by the Company. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Company or the Holders and accepted appointment in the manner hereinafter provided, any Holder who has been a bona fide Holder of a Security for at least six months may, subject to Section 514, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

       (f) The Company shall give notice of each resignation and each removal of the Trustee with respect to the Securities of any series and each appointment of a successor Trustee with respect to the Securities of any series by mailing written notice of such event by first-class mail, postage prepaid, to the Holders of Securities of such series as their names and addresses appear in the Securities Register. Each notice shall include the name of the successor Trustee with respect to the Securities of such series and the address of its Corporate Trust Office.

       SECTION 611.    Acceptance of Appointment by Successor.
                       --------------------------------------

       (a) In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

       (b) In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all) series, the Company, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto wherein each successor Trustee shall accept such appointment and which (1) shall
                                                                        -
contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2)
                                                                             -
if the retiring Trustee is not retiring with respect to all Securities, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring Trustee is not retiring shall continue to be vested in the retiring Trustee, and
(3) shall add to or change any of the provisions of this Indenture as shall be
 -
necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts, and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates; but, on request of the Company or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

       (c) Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all rights, powers and trusts referred to in paragraph
(a) or (b) of this Section, as the case may be.

       (d) No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

       SECTION 612.    Merger, Conversion, Consolidation or Succession to
                       --------------------------------------------------
                       Business.
                       --------

       Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Securities shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated, and in case any Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor Trustee or in the name of such successor Trustee, and in all cases the certificate of authentication shall have the full force which it is provided anywhere in the Securities or in this Indenture that the certificate of the Trustee shall have.

       SECTION 613.    Preferential Collection of Claims Against Company.
                       -------------------------------------------------

       If and when the Trustee shall be or become a creditor of the Company (or any other obligor upon the Securities), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Company (or any such other obligor).

       SECTION 614.    Appointment of Authenticating Agent.
                       -----------------------------------

       The Trustee may appoint an Authenticating Agent or Agents with respect to one or more series of Securities which shall be authorized to act on behalf of the Trustee to authenticate Securities of such series issued upon original issue and upon exchange, registration of transfer or partial redemption thereof, and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall at all times be a corporation organized and doing business under the laws of the United States of America, or of any State, Territory or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by Federal or State authority. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

       Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of an Authenticating Agent shall be the successor Authenticating Agent hereunder, provided such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

       An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Company. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Company. Upon receiving such a notice of
resignation  or  upon  such  a  termination,   or  in  case  at  any  time  such
Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee may appoint a successor Authenticating Agent which shall be acceptable to the Company and shall give notice of such appointment in the manner provided in Section 106 to all Holders of Securities of the series with respect to which such Authenticating Agent will serve. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent. No successor Authenticating Agent shall be appointed unless eligible under the provision of this Section.

       The Trustee agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section, and the Trustee shall be entitled to be reimbursed for such payments, subject to the provisions of Section 607.

       If an appointment with respect to one or more series is made pursuant to this Section, the Securities of such series may have endorsed thereon, in addition to the Trustee's certificate of authentication, an alternative certificate of authentication in the following form:

       This is one of the Securities referred to in the within mentioned Indenture.


                            ------------------------------


                            ------------------------------
                            As Trustee

                            By:  _________________________
                                 As Authenticating Agent

                            By:  _________________________
                               Authorized Officer


                                  ARTICLE SEVEN
                HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY
               -------------------------------------------------

       SECTION 701.    Company to Furnish Trustee Names and Addresses of
                       -------------------------------------------------
                       Holders.
                       -------

       The Company will furnish or cause to be furnished to the Trustee.

       (a) semi-annually, not more than 15 days after February 15 and August 15, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders as of such February 1 and August 1, and

       (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished, excluding from any such list names and addresses received by the Trustee in its capacity as Securities Registrar.

       SECTION 702.    Preservation of Information, Communications to Holders.
                       ------------------------------------------------------

       (a) The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 701 and the names and addresses of Holders received by the Trustee in its capacity as Securities Registrar. The Trustee may destroy any list furnished to it as provided in Section 701 upon receipt of a new list so furnished.

       (b) The rights of Holders to communicate with other Holders with respect to their rights under this Indenture or under the Securities, and the corresponding rights and privileges of the Trustee, shall be as provided in the Trust Indenture Act.

       (c) Every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of the disclosure of information as to the names and addresses of the Holders made pursuant to the Trust Indenture Act.

       SECTION 703.    Reports by Trustee.
                       ------------------

       (a) The Trustee shall transmit to Holders such reports concerning the Trustee and its actions under this Indenture as may be required pursuant to the Trust Indenture Act, at the times and in the manner provided pursuant thereto.

       (b) Reports so required to be transmitted at stated intervals of not more than 12 months shall be transmitted no later than July 15 in each calendar year, commencing with the first July 15 after the first issuance of Securities under this Indenture.

       (c) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Trustee with each stock exchange upon which the Securities are listed and also with the Commission. The Company will notify the Trustee whenever the Securities are listed on any stock exchange.

       SECTION 704.    Reports by Company.
                       ------------------

       The Company shall file with the Trustee and with the Commission, and transmit to Holders, such information, documents and other reports, and such summaries thereof, as may be required pursuant to the Trust Indenture Act at the times and in the manner provided in the Trust Indenture Act; provided that any
                                                             --------
such information, documents or reports required to be filed with the Commission pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 shall be filed with the Trustee within 15 days after the same is required to be filed with the Commission. Not-withstanding that the Company may not be required to remain subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company shall continue to file with the Commission and provide the Trustee and Holders with the annual reports and the information, documents and other reports which are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934. The Company also shall comply with the other provisions of Trust Indenture Act Section 314(a).


                                  ARTICLE EIGHT
              CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE
             ----------------------------------------------------

       SECTION 801.    Company May Consolidate, Etc., Only on Certain Terms.
                       ----------------------------------------------------

       The Company shall not consolidate with or merge into any other corporation or convey, transfer or lease its properties and assets substantially as an entirety to any Person, and no Person shall consolidate with or merge into the Company or convey, transfer or lease its properties and assets substantially as an entirety to the Company, unless:

       (1) in case the Company shall consolidate with or merge into another corporation or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the corporation formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Company substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America or any State or the District of Columbia, and shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual payment of the principal of (and premium, if any) and interest (including any Additional Interest) on all the Securities and the performance of every covenant of this Indenture on the part of the Company to be performed or observed;

       (2) immediately after giving effect to such transaction, no Event of Default, and no event which, after notice or lapse of time, or both, would become an Event of Default, shall have happened and be continuing;

       (3) in the case of the Securities of a series issued to a Hartford Trust, such consolidation, merger, conveyance, transfer or lease is permitted under the related Trust Agreement and Hartford Guarantee and does not give rise to any breach or violation of the related Trust Agreement or Hartford Guarantee; and

       (4) the Company has delivered to the Trustee an Officers' Certificate and an opinion of Counsel each stating that such consolidation, merger, conveyance, transfer or lease and any such supplemental indenture complies with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with; and the Trustee, subject to Section 601, may rely upon such Officers' Certificate and opinion of Counsel as conclusive evidence that such transaction complies with this Section 801.

       SECTION 802.    Successor Corporation Substituted.
                       ---------------------------------

       Upon any consolidation or merger by the Company with or into any other corporation, or any conveyance, transfer or lease by the Company of its properties and assets substantially as an entirety to any Person in accordance with Section 801, the successor corporation formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor corporation had been named as the Company herein; and in the event of any such conveyance, transfer or lease the Company shall be discharged from all obligations and covenants under the Indenture and the Securities and may be dissolved and liquidated.

       Such successor corporation may cause to be signed, and may issue either in its own name or in the name of the Company, any or all of the Securities issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee; and, upon the order of such successor corporation instead of the Company and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee shall authenticate and shall deliver any Securities which previously shall have been signed and delivered by the officers of the Company to the Trustee for authentication pursuant to such provisions and any Securities which such successor corporation thereafter shall cause to be signed and delivered to the Trustee on its behalf for the purpose pursuant to such provisions. All the Securities so issued shall in all respects have the same legal rank and benefit under this Indenture as the Securities theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Securities had been issued at the date of the execution hereof.

       In case of any such consolidation, merger, sale, conveyance or lease, such changes in phraseology and form may be made in the Securities thereafter to be issued as may be appropriate.


                                  ARTICLE NINE
                             SUPPLEMENTAL INDENTURES
                             -----------------------

       SECTION 901.    Supplemental Indentures Without Consent of Holders.
                       --------------------------------------------------

       Without the consent of any Holders, the Company, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

       (1) to evidence the succession of another Person to the Company, and the assumption by any such successor of the covenants of the Company herein and in the Securities contained; or

       (2) to convey, transfer, assign, mortgage or pledge any property to or with the Trustee or to surrender any right or power herein conferred upon the Company; or

       (3) to establish the form or terms of Securities of any series as permitted by Sections 201 or 301; or

       (4) to add to the covenants of the Company for the benefit of the Holders of all or any series of Securities (and if such covenants are to be for the benefit of less than all series of Securities, stating that such covenants are expressly being included solely for the benefit of such series) or to surrender any right or power herein conferred upon the Company; or

       (5)  to add any additional Events of Default; or

       (6) to change or eliminate any of the provisions of this Indenture, provided that any such change or elimination shall become effective only when
--------
there is no Security Outstanding of any series created prior to the execution of such supplemental indenture which is entitled to the benefit of such provision; or

       (7) to cure any ambiguity, to correct or supplement any provision herein which may be inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture, provided that such action pursuant to this clause (7) shall not materially
--------
adversely affect the interest of the Holders of Securities of any series or, in the case of the Securities of a series issued to a Hartford Trust and for so long as any of the corresponding series of Preferred Securities shall remain outstanding, the holders of such Preferred Securities; or

       (8) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 611(b); or

       (9) to comply with the requirements of the Commission in order to effect or maintain the qualification of this Indenture under the Trust Indenture Act.

       SECTION 902.    Supplemental Indentures with Consent of Holders.
                       -----------------------------------------------

       With the consent of the Holders of not less than a majority in principal amount of the Outstanding Securities of each series affected by such supplemental indenture, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders of Securities of such series under this Indenture; provided, however,
                                                           --------  -------
that no such supplemental
indenture shall, without the consent of the Holder of each Outstanding Security affected thereby,

  (1) except to the extent permitted by Section 311 or as otherwise specified as contemplated by Section 301 with respect to the extension of the interest payment period of the Securities of any series, change the Stated Maturity of the principal of, or any instalment of interest (including any Additional Interest) on, any Security, or reduce the principal amount thereof or the rate of interest thereon or reduce any premium payable upon the redemption thereof, or reduce the amount of principal of an Original Issue Discount Security that would be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502, or change the place of payment where, or the coin or currency in which, any Security or interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption, on or after the date fixed for redemption thereof), or

  (2) reduce the percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver (of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or

  (3) modify any of the provisions of this Section, Section 513 or Section 1006, except to increase any such percentage or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Security affected thereby; or

  (4) modify the provisions in Article Thirteen of this Indenture with respect to the subordination of Outstanding Securities of any series in a manner adverse to the Holders thereof;

provided that, in the case of the Securities of a series issued to a Hartford
--------
Trust, so long as any of the corresponding series of Preferred Securities remains outstanding, no such amendment shall be made that adversely affects the holders of such Preferred Securities, and no termination of this Indenture shall occur, and no waiver of any Event of Default or compliance with any covenant under this Indenture shall be effective, without the prior consent of the holders of at least a majority of the aggregate liquidation preference of such Preferred Securities then outstanding unless and until the principal (and premium, if any) of the Securities of such series and all accrued and unpaid interest (including any Additional Interest) thereon have been paid in full; and provided further that in the case of the Securities of a series issued to a Hartford Trust, so long as any of the corresponding series of Preferred Securities remain outstanding, no amendment shall be made to Section 508 of this Indenture without the prior consent of the holders of each Preferred Security then outstanding unless and until the principal (and premium, if any) of the Securities of such series and all accrued and (subject to Section 307) unpaid interest (including any Additional Interest) thereon have been paid in full.

       A supplemental indenture that changes or eliminates any covenant or other provision of this Indenture that has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities of such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

       It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

       SECTION 903.  Execution of Supplemental Indentures.
                     ------------------------------------

       In executing or accepting the additional trusts created by any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Officers' Certificate and an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture, and that all conditions precedent have been complied with. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

       SECTION 904.    Effect of Supplemental Indentures.
                       ---------------------------------

       Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

       SECTION 905.    Conformity with Trust Indenture Act.
                       -----------------------------------

       Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture Act as then in effect.

       SECTION 906.    Reference in Securities to Supplemental Indentures.
                       --------------------------------------------------

       Securities authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities of any series so modified as to conform, in the opinion of the Trustee and the Board of Directors, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.

                                   ARTICLE TEN
                                    COVENANTS
                                    ---------

       SECTION 1001.   Payment of Principal, Premium and Interest.
                       ------------------------------------------

       The Company covenants and agrees for the benefit of each series of securities that it will duly and punctually pay the principal of (and premium, if any) and interest on the Securities of that series in accordance with the terms of such Securities and this Indenture.

       SECTION 1002.   Maintenance of Office or Agency.
                       -------------------------------

       The Company will maintain in each Place of Payment for any series, an office or agency where Securities of that series may be presented or surrendered for payment and an office or agency where Securities may be surrendered for transfer or exchange and where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served. The Company initially appoints the Trustee, acting through its Corporate Trust Office, as its agent for said purposes. The Company will give prompt written notice to the Trustee of any change in the location of any such office or agency. If at any time the Company shall fail to maintain such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

       The Company may also from time to time designate one or more other offices or agencies where the Securities may be presented or surrendered for any or all of such purposes, and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner
--------  -------
relieve the Company of its obligation to maintain an office or agency in each Place of Payment for Securities of any series for such purposes. The Company will give prompt written notice to the Trustee of any such designation and any change in the location of any such office or agency.

       SECTION 1003.   Money for Security Payments to be Held in Trust.
                       -----------------------------------------------

       If the Company shall at any time act as its own Paying Agent with respect to any series of Securities, it will, on or before each due date of the principal of (and premium, if any) or interest on any of the Securities of such series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal (and premium, if any) or interest so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided, and will promptly notify the Trustee of its failure so to act.

       Whenever the Company shall have one or more Paying Agents, it will, prior to each due date of the principal of or interest on any Securities, deposit with a Paying Agent a sum sufficient to pay the principal (and premium, if any) or interest so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such principal and premium (if any) or interest, and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its failure so to act.

       The Company will cause each Paying Agent other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will:

       (1) hold all sums held by it for the payment of the principal of (and premium, if any) or interest on Securities in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

       (2) give the Trustee notice of any default by the Company (or any other obligor upon the Securities) in the making of any payment of principal (and premium, if any) or interest;

       (3) at any time during the continuance of any such default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent; and

       (4) comply with the provisions of the Trust Indenture Act applicable to it as a Paying Agent.

       The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by the Company or any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

       Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of (and premium, if any) or interest on any Security and remaining unclaimed for two years after such principal (and premium, if any) or interest has become due and payable shall (unless otherwise required by mandatory provision of applicable escheat or abandoned or unclaimed property law) be paid on Company Request to the Company, or (if then held by the Company) shall (unless otherwise required by mandatory provision of applicable escheat or abandoned or unclaimed property law) be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the
                                                   --------  -------
Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid the Company.

       SECTION 1004.   Payment of Taxes and Other Claims.
                       ---------------------------------

       The Company will pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (1) all taxes, assessments and
                                          -
governmental  charges  levied or  imposed  upon the  Company  or any  Restricted
Subsidiary or upon the income, profits or property of the Company or any Restricted Subsidiary, and (2) all lawful claims for labor, materials and
                            -
supplies which, if unpaid, might by law become a lien upon the property of the Company or any Restricted Subsidiary; provided, however, that the Company shall
                                      --------  -------
not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

       SECTION 1005.   Statement as to Compliance.
                       --------------------------

       The Company shall deliver to the Trustee, within 120 days after the end of each calendar year of the Company ending after the date hereof, an Officers' Certificate covering the preceding calendar year, stating whether or not to the best knowledge of the signers thereof the Company is in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions, covenants and conditions of this Indenture, and if the Company shall be in default, specifying all such defaults and the nature and status thereof of which they may have knowledge. For the purpose of this Section 1005, compliance shall be determined without regard to any grace period or requirement of notice provided pursuant to the terms of this Indenture.

       SECTION 1006. Waiver of Certain Covenants.
                     ---------------------------

       The Company may omit in any particular instance to comply with any covenant or condition set forth in Section 1004 or as specified as contemplated by Section 301 with respect to the Securities of any series, if before or after the time for such compliance the Holders of at least a majority in principal amount of the Outstanding Securities of such series shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such covenant or condition, but no such waiver shall extend to or affect such covenant or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company in respect of any such covenant or condition shall remain in full force and effect.

       SECTION 1007.   Additional Sums.
                       ---------------

       In the case of the Securities of a series issued to a Hartford Trust, except as otherwise specified as contemplated by Section 301, in the event that
(i) a Hartford Trust is the Holder of all of the Outstanding Securities of such
 -
series, (ii) a Tax Event in respect of such Hartford Trust shall have occurred
         --
and be continuing and (iii) the Company shall not have (i) redeemed the
                       ---                              -
Securities of such series pursuant to Section 1107(b) or (ii) terminated such
                                                          --
Hartford Trust pursuant to section 902(b) of the related Trust Agreement, the Company shall pay to such Hartford Trust (and its permitted successors or assigns under the related Trust Agreement) for so long as such Hartford Trust (or its permitted successor or assignee) is the registered holder of any Securities of such series, such additional amounts as may be necessary in order that the amount of distributions (including any Additional Amounts (as defined in the Trust Agreement)) then due and payable by such Hartford Trust on the related Preferred Securities and Common Securities that at any time remain outstanding in accordance with the terms thereof shall not be reduced as a result of any Additional Taxes (the "Additional Sums"); provided that, if this
                                     ---------------    --------
Indenture has not been qualified under the Trust Indenture Act, the Company shall be required to pay such Additional Sums until this Indenture is so qualified. Whenever in this Indenture or the Securities there is a reference in any context to the payment of principal of or interest on the Securities, such mention shall be deemed to include mention of the payments of the Additional Sums provided for in this paragraph to the extent that, in such context, Additional Sums are, were or would be payable in respect thereof pursuant to the provisions of this paragraph and express mention of the payment of Additional Sums (if applicable) in any provisions hereof shall not be construed as excluding Additional Sums in those provisions hereof where such express mention is not made, provided, however,
                                                          --------
that the extension of an interest payment period pursuant to Section 311 or the Securities shall not extend the payment of any Additional Sums that may be due and payable during such interest payment period.

       SECTION 1008.   Additional Covenants.
                       --------------------

       The Company covenants and agrees with each Holder of Securities of a series issued to a Hartford Trust that it will not, and it will not permit any Subsidiary of the Company to, (a) declare or pay any dividends or distributions
                               -
on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of the Company's capital stock, or (b) make any payment of principal,
                                               -
interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Securities of such series
                     ---- -----
or make any guarantee payments with respect to the foregoing (other than (a)
                                                                          -
dividends or distributions in common stock of the Company, (b) redemptions or
                                                            -
purchases of any rights pursuant to the Company's Rights Plan, or any successor to such Rights Plan, and the declaration of a dividend of such rights in the future, and (c) payments under any Hartford Guarantee) if at such time (i) there
             -                                                          -
shall have occurred any event of which the Company has actual knowledge that (a)
                                                                              -
with the giving of notice or the lapse of time or both, would constitute an Event of Default hereunder and (b) in respect of which the Company shall not
                                -
have taken reasonable steps to cure, (ii) the Company shall be in default with
                                      --
respect to its payment of any obligations under the related Hartford Guarantee or (iii) the Company shall have given notice of its selection of an Extension
    ---
Period as provided herein and shall not have rescinded such notice, or such period, or any extension thereof, shall be continuing.

       The Company also covenants with each Holder of Securities of a series issued to a Hartford Trust (i) to maintain directly or indirectly 100% ownership
                            -
of the Common Securities of such Hartford Trust; provided, however, that any
                                                 --------  -------
permitted successor of the Company hereunder may succeed to the Company's ownership of such Common Securities, (ii) not to voluntarily terminate, wind-up
                                      --
or liquidate such Hartford Trust, except (a) in connection with a distribution
                                          -
of the Securities of such series to the holders of Preferred

Securities in liquidation of such Hartford Trust or (b) in connection with
                                                     -
certain mergers, consolidations or amalgamations permitted by the related Trust Agreement and (iii) to use its reasonable efforts, consistent with the terms and
               ---
provisions of such Trust Agreement, to cause such Hartford Trust to remain a business trust and not to be classified as an association taxable as a corporation for United States federal income tax purposes.


                                 ARTICLE ELEVEN
                            REDEMPTION OF SECURITIES
                            ------------------------

       SECTION 1101.   Applicability of This Article.
                       -----------------------------

       Redemption of Securities (whether by operation of a sinking fund or otherwise) as permitted or required by any form of Security issued pursuant to this Indenture shall be made in accordance with such form of Security and this Article; provided, however, that if any provision of any such form of Security
         --------  -------
shall conflict with any provision of this Article, the provision of such form of Security shall govern. Except as otherwise set forth in the form of Security for such series, each Security shall be subject to partial redemption only in the amount of $25 or, in the case of the Securities of a series issued to a Hartford Trust, $25, or integral multiples thereof.

       SECTION 1102.   Election to Redeem; Notice to Trustee.
                       -------------------------------------

       The election of the Company to redeem any Securities shall be evidenced by or pursuant to a Board Resolution. In case of any redemption at the election of the Company of less than all of the Securities of any particular series and having the same terms, the Company shall, not less than 30 nor more than 60 days prior to the date fixed for redemption (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee of such date and of the principal amount of Securities of that series to be redeemed. In the case of any redemption of Securities prior to the expiration of any restriction on such redemption provided in the terms of such Securities, the Company shall furnish the Trustee with an Officers' Certificate and an Opinion of Counsel evidencing compliance with such restriction.

       SECTION 1103.   Selection of Securities to be Redeemed.
                       --------------------------------------

       If less than all the Securities of a particular series and having the same terms are to be redeemed, the Trustee shall select, not more than 60 days prior to the date fixed for redemption, in such manner as in its sole discretion it shall deem appropriate and fair, the Securities or portions thereof of such series to be redeemed. The Trustee shall promptly notify the Company in writing of the Securities selected for partial redemption and the principal amount thereof to be redeemed. For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Security redeemed or to be redeemed only in part, to the portion of the principal amount of such Security which has been or is to be redeemed. If the Company shall so direct, Securities registered in the name of the Company, any Affiliate or any Subsidiary thereof shall not be included in the Securities selected for redemption.

       SECTION 1104.   Notice of Redemption.
                       --------------------

       Notice of redemption shall be given by first-class mail, postage prepaid, mailed not later than the thirtieth day, and not earlier than the sixtieth day, prior to the date fixed for redemption, to each Holder of Securities to be redeemed, at the address of such Holder as it appears in the Securities Register.

       With respect to Securities of each series to be redeemed, each notice of redemption shall state:

       (a)  the date fixed for redemption for Securities of such series;

       (b) the redemption price at which Securities of such series are to be redeemed;

       (c) if less than all Outstanding Securities of such particular series and having the same terms are to be redeemed, the identification (and, in the case of partial redemption, the respective principal amounts) of the particular Securities to be redeemed;

       (d) that on the date fixed for redemption, the redemption price at which such Securities are to be redeemed will become due and payable upon each such Security or portion thereof, and that interest thereon, if any, shall cease to accrue on and after said date;

       (e) the place or places where such Securities are to be surrendered for payment of the redemption price at which such Securities are to be redeemed; and

       (f)  that the redemption is for a sinking fund, if such is the case.

       Notice of redemption of Securities to be redeemed at the election of the Company shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company. The notice if mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the Holder receives such notice. In any case, a failure to give such notice by mail or any defect in the notice to the Holder of any Security designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Security.

       SECTION 1105. Deposit of Redemption Price.
                     ---------------------------

       Prior to the redemption date specified in the notice of redemption given as provided in Section 1104, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the redemption date all the Securities so called for redemption at the applicable redemption price.

       SECTION 1106.   Payment of Securities Called for Redemption.
                       -------------------------------------------

       If any notice of redemption has been given as provided in Section 1104, the Securities or portion of Securities with respect to which such notice has been given shall become due and payable on the date and at the place or places stated in such notice at the applicable redemption price. On presentation and surrender of such Securities at a place of payment in said notice specified, the said securities or the specified portions thereof shall be paid and redeemed by the Company at the applicable redemption price.

       Upon presentation of any Security redeemed in part only, the Company shall execute and the Trustee shall authenticate and deliver to the Holder thereof, at the expense of the Company, a new Security or Securities of the same series, of authorized denominations, in aggregate principal amount equal to the unredeemed portion of the Security so presented and having the same Original Issue Date, Stated Maturity and terms. If a Global Security is so surrendered, such new Security will also be a new Global Security.

       SECTION 1107.   Company's Right of Redemption.
                       -----------------------------

       (a) Unless otherwise specified as contemplated by Section 301 with respect to the Securities of a particular series and notwithstanding any additional redemption rights that may be so specified, the Company may, at its option, redeem the Securities of any series on any Interest Payment Date with respect thereto after their date of issuance in whole at any time or in part from time to time, subject to the provisions of this clause (a) and the other provisions of this Article Eleven. Unless otherwise specified as contemplated by
Section 301 with respect to the Securities of a particular series, the redemption price for any Security so redeemed pursuant to this clause (a) shall equal any accrued and unpaid interest, including any Additional Interest, to the date fixed for redemption, plus the greater of (a) the principal amount thereof
                                                -
and (b) an amount equal to (i) in respect of the Securities of any series
     -                      -
bearing interest at a fixed rate, the Discounted Remaining Fixed Amount Payments or (ii) in respect of the Securities of any series bearing interest determined
    --
by reference to a floating rate, the Discounted Swap Equivalent Payments. The Company shall not redeem the Securities in part unless all accrued and unpaid interest (including any Additional Interest) has been paid in full on all Securities Outstanding for all interest periods terminating on or prior to the date fixed for redemption. For purposes of this clause (a), the following terms shall have the meanings set forth below:

       "Discounted Remaining Fixed Amount Payments" means, in respect of a
        ------------------------------------------
Security of any series bearing interest at a fixed rate, an amount equal to the sum of the Current Values of the amounts of interest and principal that would have been payable by the Company pursuant to the terms of such Security on each Interest Payment Date after the date fixed for redemption pursuant to this
Section 1107 and at the Stated Maturity of the final payment of principal thereof (taking into account any required sinking fund payments but otherwise assuming that the Company had not redeemed such Security prior to such Stated Maturity).

       "Current Value" means, in respect of any amount, the present value of
        -------------
that amount on the date fixed for redemption pursuant to this Section 1107 after discounting that amount on a basis corresponding to the interest period of the Securities to be redeemed from the originally scheduled date for payment on the basis of the Treasury Rate, all computed in accordance with generally accepted financial practice.

       "Treasury Rate" means a per annum rate (expressed as a decimal and, in
        -------------
the case of United States Treasury bills, converted to a per annum yield) determined on the date fixed for redemption pursuant to this Section 1107 to be the per annum rate equal to the semiannual bond equivalent yield to maturity adjusted, in the case of Securities having monthly or quarterly Interest Payment Dates, to reflect monthly or quarterly compounding in accordance with generally accepted financial practice for United States Treasury securities maturing at the Stated Maturity of the final payment of principal of any series of Securities redeemed pursuant to this Section 1107, as determined (i) by
                                                                  -
reference to the weekly average yield to maturity for United States Treasury securities maturing on such Stated Maturity as reported in the most recent Statistical Release H.15(519) of the Board of Governors of the Federal Reserve, or (ii) if no such weekly average yield is so reported, by interpolation between
    --
the most recent weekly average yields to maturity for two series of United States Treasury securities, (a) one maturing as close as possible to, but
                             -
earlier than, such Stated Maturity and (b) the other maturing as close as
                                        -
possible to, but later than, such Stated Maturity, in each case as published in the most recent Statistical Release H.15(519) of the Board of Governors of the Federal Reserve.

       (b) In the case of the Securities of a series issued to a Hartford Trust, except as otherwise specified as contemplated by Section 301, if a Special Event in respect of such Hartford Trust shall occur and be continuing, the Company may, at its option, redeem the Securities of such series on any Interest Payment Date falling within 90 days of the occurrence of such Special Event, in whole but not in part, subject to the provisions of this clause (b) and the other provisions of this Article Eleven. The redemption price for any Security so redeemed pursuant to this clause (b) shall be equal to 100% of the principal amount of such Securities then Outstanding plus accrued and unpaid interest, including any Additional Interest, to the date fixed for redemption.

                                 ARTICLE TWELVE
                                  SINKING FUNDS
                                  -------------

       SECTION 1201.   Applicability of Article.
                       ------------------------

       The provisions of this Article shall be applicable to any sinking fund for the retirement of Securities of any series except as otherwise specified as contemplated by Section 301 for such Securities.

       The minimum amount of any sinking fund payment provided for by the terms of any Securities of any series is herein referred to as a "mandatory sinking fund payment", and any sinking fund payment in excess of such minimum amount which is permitted to be made by the terms of such Securities of any series is herein referred to as an "optional sinking fund payment". If provided for by the terms of any Securities of any series, the cash amount of any sinking fund payment may be subject to reduction as provided in Section 1202. Each sinking fund payment shall be applied to the redemption of Securities of any series as provided for by the terms of such Securities.

       SECTION 1202.   Satisfaction of Sinking Fund Payments with Securities.
                       -----------------------------------------------------

       In lieu of making all or any part of a mandatory sinking fund payment with respect to any Securities of a series in cash, the Company may at its option, at any time no more than 16 months and no less than 30 days prior to the date on which such sinking fund payment is due, deliver to the Trustee
Securities  of  such  series  (together  with  the  unmatured  Coupons,  if any, appertaining thereto) theretofore purchased or otherwise acquired by the Company, except Securities of such series that have been redeemed through the application of mandatory or optional sinking fund payments pursuant to the terms of the Securities of such series, accompanied by a Company Order instructing the Trustee to credit such obligations and stating that the Securities of such series were originally issued by the Company by way of bona fide sale or other negotiation for value; provided that the Securities to be so credited have not
                       --------
been previously so credited. The Securities to be so credited shall be received and credited for such purpose by the Trustee at the redemption price for such Securities, as specified in the Securities so to be redeemed, for redemption through operation of the sinking fund and the amount of such sinking fund payment shall be reduced accordingly.

       SECTION 1203.   Redemption of Securities for Sinking Fund.
                       -----------------------------------------

       Not less than 60 days prior to each sinking fund payment date for any series of Securities, the Company will deliver to the Trustee an Officers' Certificate specifying the amount of the next ensuing sinking fund payment for such Securities pursuant to the terms of such Securities, the portion thereof, if any, which is to be satisfied by payment of cash in the currency in which the Securities of such series are payable (except as provided pursuant to Section
301) and the portion thereof, if any, which is to be satisfied by delivering and crediting Securities pursuant to Section 1202 and will also deliver to the Trustee any Securities to be so delivered. Such Certificate shall be irrevocable and upon its delivery the Company shall be obligated to make the cash payment or payments therein referred to, if any, on or before the succeeding sinking fund payment date. In the case of the failure of the Company to deliver such Certificate (or, as required by this Indenture, the Securities and coupons, if any, specified in such Certificate), the sinking fund payment due on the succeeding sinking fund payment date for such series shall be paid entirely in cash and shall be sufficient to redeem the principal amount of the Securities of such series subject to a mandatory sinking fund payment without the right to deliver or credit securities as provided in Section 1202 and without the right to make the optional sinking fund payment with respect to such series at such time.

       Any sinking fund payment or payments (mandatory or optional) made in cash plus any unused balance of any preceding sinking fund payments made with respect to the Securities of any particular series shall be applied by the Trustee (or by the Company if the Company is acting as its own Paying Agent) on the sinking fund payment date on which such payment is made (or, if such payment is made before a sinking fund payment date, on the sinking fund payment date immediately following the date of such payment) to the redemption of Securities of such series at the redemption price specified in such Securities with respect to the sinking fund. Any sinking fund moneys not so applied or allocated by the Trustee (or by the Company if the Company is acting as its own Paying Agent, segregated and held in trust as provided in Section 1003) for such series and together with such payment (or such amount so segregated)
shall be applied in accordance with the provisions of this Section 1203. Any and all sinking fund moneys with respect to the Securities of any particular series held by the Trustee (or if the Company is acting as its own Paying Agent, segregated and held in trust as provided in Section 1003) on the last sinking fund payment date with respect to Securities of such series and not held for the payment or redemption of particular Securities of such series shall be applied by the Trustee (or by the Company if the Company is acting as its own Paying Agent), together with other moneys, if necessary, to be deposited (or segregated) sufficient for the purpose, to the payment of the principal of the Securities of such series at Maturity. The Trustee shall select the Securities to be redeemed upon such sinking fund payment date in the manner specified in
Section 1103 and cause notice of the redemption thereof to be given in the name of and at the expense of the Company in the manner provided in Section 1104. Such notice having been duly given, the redemption of such Securities shall be made upon the terms and in the manner stated in Section 1106. On or before each sinking fund payment date, the Company shall pay to the Trustee (or, if the Company is acting as its own Paying Agent, the Company shall segregate and hold in trust as provided in Section 1003) in cash a sum in the currency in which Securities of such series are payable (except as provided pursuant to Section
301) equal to the principal and any interest accrued to the redemption date for Securities or portions thereof to be redeemed on such sinking fund payment date pursuant to this Section 1203.

       Neither the Trustee nor the Company shall redeem any Securities of a series with sinking fund moneys or mail any notice of redemption of Securities of such series by operation of the sinking fund for such series during the continuance of a default in payment of interest, if any, on any Securities of such series or of any Event of Default (other than an Event of Default occurring as a consequence of this paragraph) with respect to the securities of such series, except that if the notice of redemption shall have been provided in accordance with the provisions hereof, the Trustee (or the Company if the Company is then acting as its own Paying Agent) shall redeem such Securities if cash sufficient for that purpose shall be deposited with the Trustee (or segregated by the Company) for that purpose in accordance with the terms of this Article Twelve. Except as aforesaid, any moneys in the sinking fund for such series at the time when any such default or Event of Default shall occur and any moneys thereafter paid into such sinking fund shall, during the continuance of such default or Event of Default, be held as security for the payment of the Securities and coupons, if any, of such series; provided, however, that in case such default or Event of Default shall
--------  -------
have been cured or waived herein, such moneys shall thereafter be applied on the next sinking fund payment date for the Securities of such series on which such moneys may be applied pursuant to the provisions of this Section 1203.


                                ARTICLE THIRTEEN
                           SUBORDINATION OF SECURITIES
                           ---------------------------

       SECTION 1301.   Securities Subordinate to Senior Debt.
                       -------------------------------------

       The Company covenants and agrees, and each Holder of a Security, by its acceptance thereof, likewise covenants and agrees, that, to the extent and in the manner hereinafter set forth in this Article, the payment of the principal of (and premium, if any) and interest (including any Additional Interest) on each and all of the Securities are hereby expressly made subordinate and subject in right of payment to the prior payment in full of all amounts then due and payable in respect of all Senior Debt.

        SECTION 1302.  Payment Over of Proceeds Upon Dissolution, Etc.
                       ----------------------------------------------

       In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company (each such event, if any, herein sometimes referred to as a "Proceeding"), then the holders of Senior Debt shall be entitled to receive payment in full of principal of (and premium, if any) and interest, if any, on such Senior Debt, or provision shall be made for such payment in cash or cash equivalents or otherwise in a manner satisfactory to the holders of Senior Debt, before the Holders of the Securities are entitled to receive or retain any payment or distribution of any kind or character, whether in cash, property or securities (including any payment or distribution which may be payable or deliverable by reason of the payment of any other Debt of the Company (including any series of the Securities) subordinated to the payment of the Securities, such payment or distribution being hereinafter referred to as a "Junior Subordinated Payment"), on account of principal of (or premium, if any) or interest (including any Additional Interest) on the

Securities or on account of the purchase or other acquisition of Securities by the Company or any Subsidiary and to that end the holders of Senior Debt shall be entitled to receive, for application to the payment thereof, any payment or distribution of any kind of character, whether in cash, property or securities, including any Junior Subordinated Payment, which may be payable or deliverable in respect of the Securities in any such Proceeding.

       In the event that, notwithstanding the foregoing provisions of this Section, the Trustee or the Holder of any Security shall have received any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, including any Junior Subordinated Payment, before all Senior Debt is paid in full or payment thereof is provided for in cash or cash equivalents or otherwise in a manner satisfactory to the holders of Senior Debt, and if such fact shall, at or prior to the time of such payment or distribution, have been made known to the Trustee or, as the case may be, such Holder, then and in such event such payment or distribution shall be paid over or delivered forthwith to the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee, agent or other Person making payment or distribution of assets of the Company for application to the payment of all Senior Debt remaining unpaid, to the extent necessary to pay all Senior Debt in full, after giving effect to any concurrent payment or distribution to or for the holders of Senior Debt.

       For purposes of this Article only, the words "any payment or distribution of any kind or character, whether in cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment which securities are subordinated in right of payment to all then outstanding Senior Debt to substantially the same extent as the Securities are so subordinated as provided in this Article. The consolidation of the Company with, or the merger of the Company into, another Person or the liquidation or dissolution of the Company following the sale of all or substantially all of its properties and assets as an entirety to another Person or the liquidation or dissolution of the Company following the sale of all or substantially all of its properties and assets as an entirety to another Person upon the terms and conditions set forth in Article Eight shall not be deemed a Proceeding for the purposes of this Section if the Person formed by such consolidation or into which the Company is merged or the

Person which acquires by sale such properties and assets as an entirety, as the case may be, shall, as a part of such consolidation, merger, or sale comply with the conditions set forth in Article Eight.

        SECTION 1303.  Prior Payment to Senior Debt Upon Acceleration of
                       -------------------------------------------------
                       Securities.
                       ----------

       In the event that any Securities are declared due and payable before their Stated Maturity, then and in such event the holders of the Senior Debt outstanding at the time such Securities so become due and payable shall be entitled to receive payment in full of all amounts due on or in respect of such Senior Debt (including any amounts due upon acceleration), or provision shall be made for such payment in cash or cash equivalents or otherwise in a manner satisfactory to the holders of Senior Debt, before the Holders of the Securities are entitled to receive any payment or distribution of any kind or character, whether in cash, properties or securities (including any Junior Subordinated Payment) by the Company on account of the principal of (or premium, if any) or interest (including any Additional Interest) on the Securities or on account of the purchase or other acquisition of Securities by the Company or any Subsidiary; provided, however, that nothing in this Section shall prevent the
            --------  -------
satisfaction of any sinking fund payment in accordance with this Indenture or as otherwise specified as contemplated by Section 301 for the Securities of any series by delivering and crediting pursuant to Section 1202 or as otherwise specified as contemplated by Section 301 for the Securities of any series Securities which have been acquired (upon redemption or otherwise) prior to such declaration of acceleration.

       In the event that, notwithstanding the foregoing, the Company shall make any payment to the Trustee or the Holder of any Security prohibited by the foregoing provisions of this Section, and if such fact shall, at or prior to the time of such payment, have been made known to the Trustee or, as the case may be, such Holder, then and in such event such payment shall be paid over and delivered forthwith to the Company.

       The provisions of this Section shall not apply to any payment with respect to which Section 1302 would be applicable.

       SECTION 1304.   No Payment When Senior Debt in Default.
                       --------------------------------------

       (a) In the event and during the continuation of any default in the payment of principal of (or premium, if any) or interest on any Senior Debt, or in the event that any event of default with respect to any Senior Debt shall have occurred and be continuing and shall have resulted in such Senior Debt becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable, unless and until such event of default shall have been cured or waived or shall have ceased to exist and such acceleration shall have been rescinded or annulled, or (b) in the event any judicial proceeding shall be pending with respect to any such default in payment or such event or default, then no payment or distribution of any kind or character, whether in cash, properties or securities (including any Junior Subordinated Payment) shall be made by the Company on account of principal of (or premium, if any) or interest (including any Additional Interest), if any, on the Securities or on account of the purchase or other acquisition of Securities by the Company or any Subsidiary; provided, however, that nothing in this
                                  --------  -------
Section shall prevent the satisfaction of any sinking fund payment in accordance with this Indenture or as otherwise specified as contemplated by Section 301 for the Securities of any series by delivering and crediting pursuant to Section 1202 or as otherwise specified as contemplated by Section 301 for the Securities of any series Securities which have been acquired (upon redemption or otherwise) prior to such default in payment or event of default.

       In the event that, notwithstanding the foregoing, the Company shall make any payment to the Trustee or the Holder of any Security prohibited by the foregoing provisions of this Section, and if such fact shall, at or prior to the time of such payment, have been made known to the Trustee or, as the case may be, such Holder, then and in such event such payment shall be paid over and delivered forthwith to the Company.

       The provisions of this Section shall not apply to any payment with respect to which Section 1302 would be applicable.

        SECTION 1305.  Payment Permitted If No Default.
                       -------------------------------

       Nothing contained in this Article or elsewhere in this Indenture or in any of the Securities shall prevent (a) the Company, at any time except during
                                     -
the pendency of any Proceeding referred to in Section 1302 or under the conditions described in Sections 1303 and 1304, from making payments at any time of principal of (and premium, if any) or interest on the Securities, or (b) the
                                                                         -
application by the Trustee of any money or Government Obligations deposited with it hereunder to the payment of or on account of the principal of (and premium, if any) or interest (including any Additional Interest) on the Securities or the retention of such payment by the Holders, if, at the time of such application by the Trustee, it did not have knowledge that such payment would have been prohibited by the provisions of this Article.

        SECTION 1306.  Subrogation to Rights of Holders of Senior Debt.
                       -----------------------------------------------

       Subject to the payment in full of all Senior Debt, or the provision for such payment in cash or cash equivalents or otherwise in a manner satisfactory to the holders of Senior Debt, the Holders of the Securities shall be subrogated to the extent of the payments or distributions made to the holders of such Senior Debt pursuant to the provisions of this Article (equally and ratably with the holders of all indebtedness of the Company which by its express terms is subordinated to Senior Debt of the Company to substantially the same extent as the Securities are subordinated to the Senior Debt and is entitled to like rights of subrogation by reason of any payments or distributions made to holders of such Senior Debt) to the rights of the holders of such Senior Debt to receive payments and distributions of cash, property and securities applicable to the Senior Debt until the principal of (and premium, if any) and interest on the Securities shall be paid in full. For purposes of such subrogation or assignment, no payments or distributions to the holders of the Senior Debt of any cash, property or securities to which the Holders of the Securities or the Trustee would be entitled except for the provisions of this Article, and no payments over pursuant to the provisions of this Article to the holders of Senior Debt by Holders of the Securities or the Trustee, shall, as among the Company, its creditors other than holders of Senior Debt, and the Holders of the Securities, be deemed to be a payment or distribution by the Company to or on account of the Senior Debt.

        SECTION 1307.  Provisions Solely to Define Relative Rights.
                       -------------------------------------------

       The provisions of this Article are and are intended solely for the purpose of defining the relative rights of the Holders of the Securities on the one hand and the holders of Senior Debt on the other hand. Nothing contained in this Article or elsewhere in this Indenture or in the Securities is intended to or shall (a) impair, as between the Company and the Holders of the Securities,
          -
the obligations of the Company, which are absolute and unconditional, to pay to the Holders of the Securities the principal of (and premium, if any) and interest (including any Additional Interest) on the Securities as and when the same shall become due and payable in accordance with their terms; or (b) affect
                                                                      -
the relative rights against the Company of the Holders of the Securities and creditors of the Company other than their rights in relation to the holders of Senior Debt; or (c) prevent the Trustee or the Holder of any Security from
                 -
exercising all remedies otherwise permitted by applicable law upon default under this Indenture including, without limitation, filing and voting claims in any Proceeding, subject to the rights, if any, under this Article of the holders of Senior Debt to receive cash, property and securities otherwise payable or deliverable to the Trustee or such Holder.

        SECTION 1308.  Trustee to Effectuate Subordination.
                       -----------------------------------

       Each Holder of a Security by his or her acceptance thereof authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination provided in this Article and appoints the Trustee his or her attorney-in-fact for any and all such purposes.

        SECTION 1309.  No Waiver of Subordination Provisions.
                       -------------------------------------

       No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or be otherwise charged with.

        SECTION 1310.  Notice to Trustee.
                       -----------------

       The Company shall give prompt written notice to the Trustee of any fact known to the Company which would prohibit the making of any payment to or by the Trustee in respect of the Securities. Notwithstanding the provisions of this Article or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee in respect of the Securities, unless and until the Trustee shall have received written notice thereof from the Company or a holder of Senior Debt or from any trustee, agent or representative therefor (whether or not the facts contained in such notice are true); provided,
                                                                       --------
however, that if the Trustee shall not have received the notice provided for in
-------
this Section at least two Business Days prior to the date upon which by the terms hereof any monies may become payable for any purpose (including, without limitation, the payment of the principal of (and premium, if any) or interest (including any Additional Interest) on any Security), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such monies and to apply the same to the purpose for which they were received and shall not be affected by any notice to the contrary which may be received by it within two Business Days prior to such date.

        SECTION 1311.  Reliance on Judicial Order or Certificate of Liquidating
                       --------------------------------------------------------
                       Agent.
                       -----

       Upon any payment or distribution of assets of the Company referred to in this Article, the Trustee, subject to the provisions of Article Six, and the Holders of the Securities shall be entitled to rely upon any order or decree entered by any court of competent jurisdiction in which such Proceeding is pending, or a certificate of the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee for the benefit of creditors, agent or other Person making such payment or distribution, delivered to the Trustee or to the Holders of Securities, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of the Senior Debt and other indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article.

        SECTION 1312.  Trustee Not Fiduciary for Holders of Senior Debt.
                       ------------------------------------------------

       The Trustee, in its capacity as trustee under this Indenture, shall not be deemed to owe any fiduciary duty to the holders of Senior Debt and shall not be liable to any such holders if it shall in good faith mistakenly pay over or distribute to Holders of Securities or to the Company or to any other Person cash, property or securities to which any holders of Senior Debt shall be entitled by virtue of this Article or otherwise.

        SECTION 1313.  Rights of Trustee as Holder of Senior Debt; Preservation
                       --------------------------------------------------------
                       of Trustee's Rights.
                       --------------------

       The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article with respect to any Senior Debt which may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.

        SECTION 1314.  Article Applicable to Paying Agents.
                       -----------------------------------

       In case at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting hereunder, the term "Trustee" as used in this Article shall in such case (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this Article in addition to or in place of the Trustee.

        SECTION 1315.  Certain Conversions or Exchanges Deemed Payment.
                       -----------------------------------------------

       For the purposes of this Article only, (a) the issuance and delivery of
                                               -
junior securities upon conversion or exchange of Securities shall not be deemed to constitute a payment or distribution on account of the principal of (or premium, if any) or interest (including any Additional Interest) on Securities or on account of the purchase or other acquisition of Securities, and (b) the
                                                                       -
payment, issuance or delivery of cash, property or securities (other than junior securities) upon conversion or exchange of a Security shall be deemed to constitute payment on account of the principal of such security. For the purposes of this

Section, the term "junior securities" means (i) shares of any stock of any class
                                             -
of the Company and (ii) securities of the Company which are subordinated in
                    --
right of payment to all Senior Debt which may be outstanding at the time of issuance or delivery of such securities to substantially the same extent as, or to a greater extent than, the Securities are so subordinated as provided in this Article.

                                 *   *   *   *

       This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

       IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.


                            ITT HARTFORD GROUP, INC.


                            By:/s/ J. Richard Garrett
                               ---------------------------
                               J. Richard Garrrett

Attest:

/s/ Michael O'Halloran
----------------------------
Michael O'Halloran


                            WILMINGTON TRUST COMPANY, as Property Trustee


                            By:/s/ W. Chris Sponenberg
                               --------------------------
                               W. Chris Sponenberg

State of Connecticut  :
                      :   ss. Hartford
County of Hartford    :


       On the 30th day of October, 1996 before me personally came J. Richard Garrett, to me known, who being duly sworn, did depose and say that he/she is Vice President and Treasurer of The Chase Manhattan Bank (National Association), a national banking association described in and which executed the foregoing instrument; that he knows the seal of said association; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said association, and that he signed his name thereto by like authority.



                             /s/ Mary Anne Elsner
                             ----------------------------
                             Notary Public
                             My Commission Expires: April 30, 2000


State of Delaware        :
                         :     ss.
County of New Castle     :


       On the 28th day of October, 1996 before me personally came W. Chris Sponenberg , to me known, who being duly sworn, did depose and say that he/she is Asst. Secretary and Senior Financial Services Officer of The Chase Manhattan Bank (National Association), a national banking association described in and which executed the foregoing instrument; that he knows the seal of said association; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said association, and that he signed his name thereto by like authority.


                             /s/ Scott E. Kreps
                             ----------------------------
                             Notary Public
                             My Commission Expires: April 20, 1998

State of New York     :
                      :   ss.
County of New York    :


       On the _____ day of _________, ___ before me personally came __________, to me known, who being duly sworn, did depose and say that he/she is ______ of ITT Hartford Group, Inc., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.



                             ----------------------------
                             Notary Public
                             My Commission Expires:

                                  Exhibit 4.21

--------------------------------------------------------------------------------


                              GUARANTEE AGREEMENT

                                    Between

                           ITT Hartford Group, Inc.
                                (as Guarantor)

                                      and

                           Wilmington Trust Company
                                 (as Trustee)

                                  dated as of

                                October 30, 1996

--------------------------------------------------------------------------------

                            CROSS-REFERENCE TABLE*



Section of                                                       Section of
Trust Indenture Act                                              Guarantee
of 1939, as amended                                              Agreement
-------------------                                              ---------

310(a)...........................................................  401(a)
310(b)...........................................................  401(c), 208
310(c)...........................................................  Inapplicable
311(a)...........................................................  202(b)
311(b)...........................................................  202(b)
311(c)...........................................................  Inapplicable
312(a)...........................................................  202(a)
312(b)...........................................................  202(b)
313   ...........................................................  203
314(a)...........................................................  204
314(b)...........................................................  Inapplicable
314(c)...........................................................  205
314(d)...........................................................  Inapplicable
314(e)...........................................................  101, 205, 302
314(f)...........................................................  201, 302
315(a)...........................................................  301(d)
315(b)...........................................................  207
315(c)...........................................................  301
315(d)...........................................................  301(d)
316(a)...........................................................  101, 206, 504
316(b)...........................................................  503
316(c)...........................................................  802
317(a)...........................................................  Inapplicable
317(b)...........................................................  Inapplicable
318(a)...........................................................  201(b)
318(b)...........................................................  201
318(c)...........................................................  201(a)



___________________

* This cross-Reference Table does not constitute part of the Guarantee Agreement and shall not affect the interpretation of any of its terms or provisions.

                               TABLE OF CONTENTS
                               -----------------
                                                                           Page
                                                                           ----
                                   ARTICLE I

                                  DEFINITIONS

SECTION 101.   Definitions...................................................2

             ARTICLE II

             TRUST INDENTURE ACT

SECTION 201.   Trust Indenture Act; Application..............................6
SECTION 202.   List of Holders...............................................6
SECTION 203.   Reports by the Guarantee Trustee..............................7
SECTION 204.   Periodic Reports to Guarantee Trustee.........................7
SECTION 205.   Evidence of Compliance with Conditions Precedent..............7

SECTION 206.   Events of Default; Waiver.....................................7
SECTION 207.   Event of Default; Notice......................................8
SECTION 208.   Conflicting Interests.........................................8

             ARTICLE III

     POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE

SECTION 301.   Powers and Duties of the Guarantee Trustee....................8
SECTION 302.   Certain Rights of Guarantee Trustee...........................11
SECTION 303.   Indemnity.....................................................13

             ARTICLE IV

             GUARANTEE TRUSTEE

SECTION 401.   Guarantee Trustee; Eligibility................................13
SECTION 402.   Appointment, Removal and Resignation of the
            Guarantee Trustee................................................14

             ARTICLE V

             GUARANTEE

SECTION 501.   Guarantee.....................................................15
SECTION 502.   Waiver of Notice and Demand...................................15
SECTION 503.   Obligations Not Affected......................................15
SECTION 504.   Rights of Holders.............................................16
SECTION 505.   Guarantee of Payment..........................................17
SECTION 506.   Subrogation...................................................17
SECTION 507.   Independent Obligations.......................................18

             ARTICLE VI

             COVENANTS AND SUBORDINATION

SECTION 601.   Subordination.................................................18
SECTION 602.   Pari Passu Guarantees.........................................18

                                                                           Page
                                                                           ----

             ARTICLE VII
             TERMINATION


SECTION 701.   Termination...................................................18

             ARTICLE VIII

             MISCELLANEOUS

SECTION 801.   Successors and Assigns........................................19
SECTION 802.   Amendments....................................................19
SECTION 803.   Notices.......................................................19
SECTION 804.   Benefit.......................................................20
SECTION 805.   Interpretation................................................20
SECTION 806.   GOVERNING LAW.................................................21

                              GUARANTEE AGREEMENT
                              -------------------

                  This GUARANTEE AGREEMENT, dated as of October 30, 1996, is executed and delivered by ITT Hartford Group, Inc., a Delaware corporation (the "Guarantor"), and Wilmington Trust Company, a Delaware banking corporation organized under the laws of the State of Delaware, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Preferred Securi ties (as defined herein) of Hartford Capital II, a Delaware statutory business trust (the "Issuer").

                  WHEREAS, pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement"), dated as of October 30, 1996 among the Issuer Trustees named therein, the Guarantor, as Depositor, and the Holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer is issuing up to $500,000,000 aggregate liquidation preference of its 8.35% Preferred Securities, Series B liquidation preference $25 per preferred security) (the "Preferred Securities") representing preferred undivided beneficial interests in the assets of the Issuer and having the terms set forth in the Trust Agreement;

                  WHEREAS, the Preferred Securities will be issued by the Issuer and the proceeds thereof, together with the proceeds from the issuance of the Issuer's Common Securities (as defined below), will be used to purchase the Debentures (as defined in the Trust Agreement) of the Guarantor which will be deposited with Wilmington Trust Company, as Property Trustee under the Trust Agreement, as trust assets; and

                  WHEREAS, as incentive for the Holders to purchase Preferred Securities the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth herein, to pay to the Holders of the Preferred Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein.

                  NOW, THEREFORE, in consideration of the purchase by each Holder of Preferred Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee Agreement for the benefit of the Holders from time to time of the Preferred Securities.

                                   ARTICLE I

                                  DEFINITIONS

                  SECTION 101.   Definitions.
                                 -----------

                  As used in this Guarantee Agreement, the terms set forth below shall, unless the context otherwise requires, have the following meanings. Capitalized or otherwise defined terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Trust Agreement as in effect on the date hereof.

                  "Affiliate" of any specified Person means any other Person directly or indirectly controlling or con trolled by or under direct or indirect common control with such specified Person, provided, however, that an Affiliate of the Guarantor shall not be deemed to include the Issuer. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                  "Common Securities" means the securities representing common beneficial interests in the assets of the Issuer.

                  "Debt" means, with respect to any Person, whether recourse is to all or a portion of the assets of such Person and whether or not contingent,
(i) every obligation of such Person for money borrowed; (ii) every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (iii) every reimbursement obligation of such Person with respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (iv) every obligation of such Person issued or assumed as the deferred purchase price of property or ser vices (but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business); (v) every capital lease obligation of such Person; and (vi) every obligation of the type referred to in clauses (i) through (v) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable, directly or indirectly, as obligor or otherwise.

                  "Event of Default" means a default by the Guarantor on any of its payment or other obligations under this Guarantee Agreement; provided, however, that, except with respect to a default in payment of any Guarantee Payments, the Guarantor shall have received notice of default and shall not have cured such default within 60 days after receipt of such notice.

                  "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Preferred Securities, to the extent not paid or made by or on behalf of the Issuer: (i) any accrued and unpaid Distributions (as defined in the Trust Agreement) required to be paid on the Preferred Securities, to the extent the Issuer shall have funds on hand available therefor, (ii) the re demption price, including all accrued and unpaid Distribu tions to the date of redemption (the "Redemption Price"), with respect to the Preferred Securities called for redemp tion by the Issuer to the extent the Issuer shall have funds on hand available therefor, and (iii) upon a voluntary or involuntary termination, winding-up or liquidation of the Issuer, unless Debentures are distributed to the Holders, the lesser of (a) the aggregate of the liquidation preference of $25 per Preferred Security plus accrued and unpaid Distributions on the Preferred Securities to the date of payment to the extent the Issuer shall have funds on hand available to make such payment and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer (in either case, the "Liquidation Distribution").

                  "Guarantee Trustee" means Wilmington Trust Company, until a Successor Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee Agreement and thereafter means each such Successor Guarantee Trustee.

                  "Holder" means any holder, as registered on the books and records of the Issuer, of any Preferred Securities; provided, however, that in
                                                    --------  -------
determining whether the holders of the requisite percentage of Preferred Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor, the Guarantee Trustee or any Affiliate of the Guarantor or the Guarantee Trustee.

                  "Indenture" means the Junior Subordinated Indenture dated as of October 30, 1996, as supplemented and amended between the Guarantor and Wilmington Trust Company, as trustee.

                  "List of Holders" has the meaning specified in
Section 202(a).

                  "Majority in liquidation preference of the Securities" means, except as provided by the Trust Indenture Act, a vote by the Holder(s), voting separately as a class, of more than 50% of the liquidation preference of all then outstanding Preferred Securities issued by the Issuer.

                  "Officers' Certificate" means, with respect to any Person, a certificate signed by the Chairman and Chief Executive Officer, President or a Vice President, and by the Treasurer, an Associate Treasurer, an Assistant Treasurer, the Controller, the Secretary or an Assistant Secretary of such Person, and delivered to the Guarantee Trustee. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee Agreement shall include:

                  (a) a statement that each officer signing the Officers' Certificate has read the covenant or condi tion and the definitions relating thereto;

                  (b) a brief statement of the nature and scope of the examination or investigation undertaken by each officer in rendering the Officers' Certificate;

                  (c) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

                  "Person" means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

                  "Responsible Officer" means, with respect to the Guarantee Trustee, any Senior Vice President, any Vice

President, any Assistant Vice President, the Secretary, any Assistant Secretary, the Treasurer, any Assistant Treasurer, any Trust Officer or Assistant Trust Officer or any other officer of the Corporate Trust Department of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

                  "Senior Debt" means the principal of (and premium, if any) and interest, if any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Guarantor whether or not such claim for post-petition interest is allowed in such proceeding), on Debt, whether incurred on or prior to the date of this Guarantee or thereafter incurred, unless, in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are not superior in right of payment to the Guarantee or to other Debt which is pari passu with, or subordinated to, the Guarantee; provided, however, that Senior Debt shall not be deemed to include (a) any Debt of the Guarantor which when incurred and without respect to any election under Section 1111(b) of the Bankruptcy Reform Act of 1978, was without recourse to the Company, (b) any Debt of the Guarantor to any of its Subsidiaries, (c) Debt to any employee of the Guarantor, (d) any liability for taxes, (e) Debt or other monetary obligations to trade creditors created or assumed by the Guarantor or any of its Subsidiaries in the ordinary course of business in connection with the obtaining of goods, materials or services and (f) Debt issued under the Indenture and (g) the Guarantee.

                  "Successor Guarantee Trustee" means a successor Guarantee Trustee possessing the qualifications to act as Guarantee Trustee under Section 401.

                  "Trust Indenture Act" means the Trust Indenture
Act of 1939, as amended.

                                  ARTICLE II
                              TRUST INDENTURE ACT

                  SECTION 201.    Trust Indenture Act; Application.
                                  --------------------------------

                  (a) This Guarantee Agreement is subject to the provisions of the Trust Indenture Act that are required to be part of this Guarantee Agreement and shall, to the extent applicable, be governed by such provisions.

                  (b) If and to the extent that any provision of this Guarantee Agreement limits, qualifies or conflicts with the duties imposed by Sections 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

                  SECTION 202.    List of Holders.
                                  ---------------

                  (a)        The Guarantor shall furnish or cause to be
                           furnished to the Guarantee Trustee (a)
                           semiannually, on or before February 15 and August 15 of each year, a list, in such form as the Guarantee Trustee may reasonably require, of the names and addresses of the Holders ("List of Holders") as of a date not more than 15 days prior to the delivery thereof, and (b) at such other times as the Guarantee Trustee may request in writing, within 30 days after the receipt by the Guarantor of any such request, a List of Holders as of a date not more than 15 days prior to the time such list is furnished, in each case to the extent such information is in the possession or control of the Guarantor and is not identical to a previously supplied list of Holders or has not otherwise been received by the Guarantee Trustee in its capacity as such. The Guarantee Trustee may destroy any List of Holders previously given to it on receipt of a new List of Holders.

                  (b) The Guarantee Trustee shall comply with its obligations under Section 311(a), Section 311(b) and Section 312(b) of the Trust
                           Indenture Act.

                  SECTION 203.  Reports by the Guarantee Trustee.
                                --------------------------------

                  Within 60 days after July 1 of each year, the Guarantee Trustee shall provide to the Holders such reports as are required by Section 313 of the Trust Indenture Act, if any, in the form and in the manner provided by
Section 313 of the Trust Indenture Act. The Guarantee Trustee shall also comply with the requirements of Section 313(d) of the Trust Indenture Act.

                  SECTION 204.  Periodic Reports to Guarantee
                                -----------------------------
                                Trustee.
                                -------
                  The Guarantor shall provide to the Guarantee Trustee, the Securities and Exchange Commission and the Holders such documents, reports and information, if any, as required by Section 314 of the Trust Indenture Act and the compliance certificate required by Section 314 of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act.

                  SECTION 205.  Evidence of Compliance with Conditions
                                --------------------------------------
                                Precedent.
                                ---------

                  The Guarantor shall provide to the Guarantee Trustee such evidence of compliance with such conditions precedent, if any, provided for in this Guarantee Agreement that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) may be given in the form of an Officers' Certificate.

                  SECTION 206.  Events of Default; Waiver.
                                -------------------------
                  The Holders of a Majority in liquidation preference of the Preferred Securities may, by vote, on behalf of the Holders, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Guarantee Agreement, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent therefrom.

                  SECTION 207.  Event of Default; Notice.
                                ------------------------
                  (a)        The Guarantee Trustee shall, within 90 days
                           after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders, notices of all Events of Default known to the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, that, except in the case of a default in the payment of a Guarantee Payment, the Guarantee Trustee shall be protected in withholding such notice if and so long as the Board of Directors, the executive committee or a trust committee of directors and/or Responsible Officers of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders.

                  (b)        The Guarantee Trustee shall not be deemed to have
                           knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice, or a Responsible Officer charged with the administration of the Trust Agreement shall have obtained written notice, of such Event of Default.

                  SECTION 208.  Conflicting Interests.
                                ---------------------
                  The Trust Agreement shall be deemed to be specifically described in this Guarantee Agreement for the purposes of clause (i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.

                                  ARTICLE III
              POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE

                  SECTION 301.  Powers and Duties of the Guarantee
                                ----------------------------------
                                Trustee.
                                -------
                  (a)        This Guarantee Agreement shall be held by
                           the Guarantee Trustee for the benefit of the Holders, and the Guarantee Trustee shall not transfer this Guarantee Agreement to any Person except a Holder exercising his or her rights pursuant to Section 504(iv) or to a Successor Guarantee Trustee on acceptance by such Successor Guarantee Trustee of its appointment to act as Successor Guarantee Trustee. The right, title and interest of the Guarantee Trustee shall automatically vest in any Successor Guarantee Trustee, upon acceptance by such Successor Guarantee Trustee of its appointment hereunder, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Guarantee Trustee.

                  (b)        If an Event of Default has occurred and is
                           continuing, the Guarantee Trustee shall enforce this Guarantee Agreement for the benefit of the Holders.

                  (c)        The Guarantee Trustee, before the
                           occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee Agreement, and no implied covenants shall be read into this Guarantee Agreement against the Guarantee Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 206), the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee Agreement, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

                  (d)        No provision of this Guarantee Agreement shall be
                           construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act or its own willful misconduct, except that:

                  (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                           (A) the duties and obligations of the Guarantee
                  Trustee shall be determined solely by the express provisions of this Guarantee Agreement, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee Agreement; and

                           (B) in the absence of bad faith on the part of the
                  Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and con forming to the requirements of this Guarantee Agreement; but in the case of any such certifi cates or opinions that by any provision hereof or of the Trust Indenture Act are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Guarantee Agreement;

                  (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                  (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a Majority in liquidation preference of the Preferred Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or exercising any trust or power conferred upon the Guarantee Trustee under this Guarantee Agreement; and

                  (iv) no provision of this Guarantee Agreement shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Guarantee Agreement or adequate indemnity against such risk or liability is not reasonably assured to it.

                  SECTION 302.  Certain Rights of Guarantee
                                ---------------------------
                                Trustee.
                                -------
                  (a)  Subject to the provisions of Section 301:

                     (i) The Guarantee Trustee may rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

                  (ii) Any direction or act of the Guarantor contemplated by this Guarantee Agreement shall be sufficiently evidenced by an Officers' Certificate unless otherwise prescribed herein.

                  (iii) Whenever, in the administration of this Guarantee Agreement, the Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting to take any action hereunder, the Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and rely upon an Officers' Certificate which, upon receipt of such request from the Guarantee Trustee, shall be promptly delivered by the Guarantor.

                  (iv) The Guarantee Trustee may consult with legal counsel, and the written advice or opinion of such legal counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted to be taken by it hereunder in good faith and in accordance with such advice or opinion. Such legal counsel may be legal counsel to the Guarantor or any of its Affiliates and may be one of its employees. The Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Guarantee Agreement from any court of competent jurisdiction.

                  (v) The Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Guarantee Agreement at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such adequate security and indemnity as would satisfy a reasonable person in the position of the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided that, nothing contained in this Section 302(a)(v) shall be taken to relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee Agreement.

                  (vi) The Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

                  (vii) The Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys, and the Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any such agent or attorney appointed with due care by it hereunder.

                  (viii) Whenever in the administration of this Guarantee Agreement the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (A) may request instructions from the Holders, (B) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (C) shall be protected in acting in accordance with such instructions.

                  (b)        No provision of this Guarantee Agreement
                           shall be deemed to impose any duty or
                           obligation on the Guarantee Trustee to
                           perform any act or acts or exercise any
                           right, power, duty or obligation conferred or imposed on it in any jurisdiction in which it shall be illegal, or in which the Guarantee
                           Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Guarantee Trustee shall be construed to be a duty to act in accordance with such power and authority.

                  SECTION 303.  Indemnity.
                                ---------

                  The Guarantor agrees to indemnify the Guarantee Trustee for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Guarantee Trustee, arising out of or in connection with the acceptance or administration of this Guarantee Agreement, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The Guarantee Trustee will not claim or exact any lien or charge on any Guarantee Payments as a result of any amount due to it under this Guarantee Agreement.

                                  ARTICLE IV
                               GUARANTEE TRUSTEE

                  SECTION 401.  Guarantee Trustee; Eligibility.
                                ------------------------------
                  (a)        There shall at all times be a Guarantee
                           Trustee which shall:

                  (i)  not be an Affiliate of the Guarantor; and

                  (ii) be a Person that is eligible pursuant to the Trust Indenture Act to act as such and has a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000), and shall be a corporation meeting the requirements of Section 310(c) of the Trust Indenture Act. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority, then, for the purposes of this Section and to the extent permitted by the Trust Indenture Act, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

                  (b)       If at any time the Guarantee Trustee shall cease to
                           be eligible to so act under Section 401(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 402(c).

                  (c)       If the Guarantee Trustee has or shall acquire any
                           "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee and Guarantor shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.

                  SECTION 402.  Appointment, Removal and Resignation of the
                                -------------------------------------------
                                Guarantee Trustee.
                                ------------------

                  (a)        Subject to Section 402(b), the Guarantee
                           Trustee may be appointed or removed without cause at any time by the Guarantor.

                  (b)        The Guarantee Trustee shall not be removed until a
                           Successor Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Guarantee Trustee and delivered to the Guarantor.

                  (c)        The Guarantee Trustee appointed hereunder
                           shall hold office until a Successor Guarantee Trustee shall have been appointed or until its removal or resignation. The Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Guarantee Trustee has been appointed and has accepted such appointment by instrument in writing executed by such Successor Guarantee Trustee and delivered to the Guarantor and the resigning Guarantee Trustee.

                  (d)        If no Successor Guarantee Trustee shall have been
                           appointed and accepted appointment as provided in this Section 402 within 60 days after delivery to the Guarantor of an instrument of resignation, the resigning

                           Guarantee Trustee may petition, at the expense of the Guarantor, any court of competent jurisdiction for appointment of a Successor Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Guarantee Trustee.

                                   ARTICLE V

                                   GUARANTEE

                  SECTION 501.  Guarantee.
                                ---------
                  The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by or on behalf of the Issuer), as and when due, regardless of any defense, right of set-off or counterclaim which the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

                  SECTION 502.  Waiver of Notice and Demand.
                                ---------------------------
                  The Guarantor hereby waives notice of acceptance of the Guarantee Agreement and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Guarantee Trustee, Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

                  SECTION 503.  Obligations Not Affected.
                                ------------------------
                  The obligations, covenants, agreements and duties of the Guarantor under this Guarantee Agreement shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

                  (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Preferred Securities to be performed or observed by the Issuer;

                  (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions (other than an extension of time for payment of Distributions that results from the extension of any interest payment period on the Debentures as so provided in the Indenture), Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Preferred Securities or the extension of time for the performance of any other obligation under, arising out of, or in connection with, the Preferred Securities;

                  (c) any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Preferred Securities, or any action on the part of the Issuer granting indulgence or extension of any kind;

                  (d) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Issuer or any of the assets of the Issuer;

                  (e) any invalidity of, or defect or deficiency in, the Preferred Securities;

                  (f) the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

                  (g) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 503 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances.

There shall be no obligation of the Holders to give notice to, or obtain the consent of, the Guarantor with respect to the happening of any of the foregoing.

                  SECTION 504.  Rights of Holders.
                                -----------------
                  The Guarantor expressly acknowledges that: (i) this Guarantee Agreement will be deposited with the Guarantee Trustee to be held for the benefit of the Holders;

(ii) the Guarantee Trustee has the right to enforce this Guarantee Agreement on behalf of the Holders; (iii) the Holders of a Majority in liquidation preference of the Preferred Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee Agreement or exercising any trust or power conferred upon the Guarantee Trustee under this Guarantee Agreement; and (iv) any Holder may institute a legal proceeding directly against the Guarantor to enforce its rights under this Guarantee Agreement, without first instituting a legal proceeding against the Guarantee Trustee, the Issuer or any other Person.

                  SECTION 505.  Guarantee of Payment.
                                --------------------

                  This Guarantee Agreement creates a guarantee of payment and not of collection. This Guarantee Agreement will not be discharged except by payment of the Guarantee Payments in full (without duplication of amounts theretofore paid by the Issuer) or upon distribution of Debentures to Holders as provided in the Trust Agreement.

                  SECTION 506.  Subrogation.
                                -----------

                  The Guarantor shall be subrogated to all (if any) rights of the Holders against the Issuer in respect of any amounts paid to the Holders by the Guarantor under this Guarantee Agreement and shall have the right to waive pay ment by the Issuer pursuant to Section 501; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any rights which it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee Agreement, if, at the time of any such payment, any amounts are due and unpaid under this Guarantee Agreement. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

                  SECTION 507.  Independent Obligations.
                                -----------------------

                  The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Issuer with respect to the Preferred Securities and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this

Guarantee Agreement notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 503 hereof.

                                  ARTICLE VI
                          COVENANTS AND SUBORDINATION

                  SECTION 601.  Subordination.
                                -------------

                  This Guarantee Agreement will constitute an unsecured obligation of the Guarantor and will rank subordinate and junior in right of payment to all Senior Debt of the Guarantor.

                  SECTION 602.  Pari Passu Guarantees.
                                ---------------------

                  This Guarantee Agreement shall rank pari passu with any similar Guarantee Agreements issued by the Guarantor on behalf of the holders of Preferred Securities issued by Hartford Capital II, Hartford Capital III and Hartford Capital IV.

                                  ARTICLE VII

                                  TERMINATION

                  SECTION 701.  Termination.
                                -----------
                  This Guarantee Agreement shall terminate and be of no further force and effect upon (i) full payment of the Redemption Price of all Preferred Securities, (ii) the distribution of Debentures to the Holders in ex change for all of the Preferred Securities or (iii) full payment of the amounts payable in accordance with the Trust Agreement upon liquidation of the Issuer. Notwithstanding the foregoing, this Guarantee Agreement will continue to be effective or will be reinstated, as the case may be, if at any time any Holder must restore payment of any sums paid with respect to Preferred Securities or this Guarantee Agreement.

                                 ARTICLE VIII
                                 ------------

                                 MISCELLANEOUS

                  SECTION 801.  Successors and Assigns.
                                ----------------------

                  All guarantees and agreements contained in this Guarantee Agreement shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Preferred Securities then outstanding. Except in connection with a consolidation, merger or sale involving the Guarantor that is permitted under Article Eight of the Indenture and pursu ant to which the assignee agrees in writing to perform the Guarantor's obligations hereunder, the Guarantor shall not assign its obligations hereunder.

                  SECTION 802.  Amendments.
                                ----------

                  Except with respect to any changes which do not adversely affect the rights of the Holders in any material respect (in which case no consent of the Holders will be required), this Guarantee Agreement may only be amended with the prior approval of the Holders of not less than a Majority in liquidation preference of all the out standing Preferred Securities. The provisions of Article VI of the Trust Agreement concerning meetings of the Holders shall apply to the giving of such approval.

                  SECTION 803.  Notices.
                                -------

                  Any notice, request or other communication required or permitted to be given hereunder shall be in writ ing, duly signed by the party giving such notice, and delivered, telecopied or mailed by first class mail as follows:

                  (a) if given to the Guarantor, to the address set forth below or such other address as the Guarantor may give notice of to the
         Holders:

                           ITT Hartford Group, Inc.
                           Hartford Plaza
                           Hartford, Connecticut  06115

                           Facsimile No.: (860) 547-5966
                           Attention: Treasurer

                  (b) if given to the Issuer, in care of the Guarantee Trustee, at the Issuer's (and the Guarantee Trustee's) address set forth below or such other address as the Guarantee Trustee on behalf of the Issuer may give notice to the Holders:

                           Hartford Capital II
                           c/o ITT Hartford Group, Inc.
                           Hartford Plaza
                           Hartford, Connecticut  06115

                           Facsimile No:  (860) 547-5966
                           Attention: Treasurer

                           with a copy to:

                           Wilmington Trust Company
                           1105 Market Street
                           Wilmington, Delaware
                           Facsimile No.: (302) 651-8882
                           Attention: Corporate Trust Department

                  (c) if given to any Holder, at the address set forth on the books and records of the Issuer.

                  All notices hereunder shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid, except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

                  SECTION 804.  Benefit.
                                -------

                  This Guarantee Agreement is solely for the benefit of the Holders and is not separately transferable from the Preferred Securities.

                  SECTION 805.  Interpretation.
                                --------------

                  In this Guarantee Agreement, unless the context otherwise requires:

                  (a) capitalized terms used in this Guarantee Agreement but not defined in the preamble hereto have the respective meanings assigned to them in Section 101;

                  (b)  a term defined anywhere in this Guarantee
         Agreement has the same meaning throughout;

                  (c) all references to "the Guarantee Agreement" or "this Guarantee Agreement" are to this Guarantee Agreement as modified, supplemented or amended from time to time;

                  (d) all references in this Guarantee Agreement to Articles and Sections are to Articles and Sections of this Guarantee Agreement unless otherwise specified;

                  (e) a term defined in the Trust Indenture Act has the same meaning when used in this Guarantee Agreement unless otherwise defined in this Guarantee Agreement or unless the context otherwise requires;

                  (f) a reference to the singular includes the plural and vice versa; and

                  (g) the masculine, feminine or neuter genders used herein shall include the masculine, feminine and neuter genders.

                  SECTION 806.  GOVERNING LAW.
                                -------------

                  THIS GUARANTEE AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE CONFLICT OF LAW PRINCIPLES THEREOF.

                  This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

                  THIS GUARANTEE AGREEMENT is executed as of the day and year first above written.

                                    ITT HARTFORD GROUP, INC.

                                    By: /s/ J. Richard Garrett
                                        ----------------------------------------
                                        Name:  J. Richard Garrett
                                        Title: Vice President and Treasurer

                                    WILMINGTON TRUST COMPANY, as

                                    Guarantee Trustee

                                    By: /s/ W. Chris Sponenberg
                                        ----------------------------------------
                                        Name:  W. Chris Sponenberg
                                        Title: Senior Financial Services Officer

                                                                   EXHIBIT 10.11

                        FIVE-YEAR COMPETITIVE ADVANCE AND
                       REVOLVING CREDIT FACILITY AGREEMENT





                                      among





                            ITT HARTFORD GROUP, INC.




                            THE LENDERS NAMED HEREIN




                                       and




                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent






                          Dated as of December 20, 1996



                                                                       6700-488

                                TABLE OF CONTENTS


Article                               Section                              Page
-------                               -------                              ----

I.             DEFINITIONS

               1.01.  Defined Terms ......................................   1
               1.02.  Terms Generally ....................................  15

II.            THE CREDITS

               2.01.  Commitments.........................................  15
               2.02.  Loans ..............................................  16
               2.03.  Competitive Bid Procedure ..........................  17
               2.04.  Standby and Local Currency Borrowing Procedure......  19
               2.05.  Conversion and Continuation of Standby Loans .......  19
               2.06.  Fees ...............................................  20
               2.07.  Repayment of Loans; Evidence of Debt ...............  21
               2.08.  Interest on Loans ..................................  21
               2.09.  Default Interest ...................................  22
               2.10.  Alternate Rate of Interest .........................  22
               2.11.  Termination and Reduction of Commitments............  23
               2.12.  Prepayment .........................................  23
               2.13.  Reserve Requirements; Change in Circumstances.......  23
               2.14.  Change in Legality .................................  25
               2.15.  Indemnity ..........................................  25
               2.16.  Pro Rata Treatment .................................  26
               2.17.  Sharing of Setoffs .................................  26
               2.18.  Payments ...........................................  27
               2.19.  Taxes ..............................................  27
               2.20.  Duty to Mitigate; Assignment of Commitments
                         Under Certain Circumstances......................  29
               2.21.  Terms of Local Currency Facilities..................  30
               2.22.  Currency Fluctuations, Etc..........................  31

III.           REPRESENTATIONS AND WARRANTIES

               3.01.  Organization; Powers ...............................  33
               3.02.  Authorization ......................................  33
               3.03.  Enforceability .....................................  33
               3.04.  Governmental Approvals .............................  33
               3.05.  Financial Statements ...............................  33
               3.06.  Litigation; Compliance with Laws....................  34
               3.07.  Federal Reserve Regulations.........................  34
               3.08.  Investment Company Act; Public Utility Holding
                         Company Act .....................................  34
               3.09.  Use of Proceeds.....................................  34

                                                                  CONTENTS, P. 2

Article                               Section                              Page
-------                               -------                              ----

               3.10.  Full Disclosure; No Material Misstatements .........  34
               3.11.  Taxes ..............................................  35
               3.12.  Employee Pension Benefit Plans .....................  35

IV.            CONDITIONS OF LENDING

               4.01.  All Borrowings .....................................  35
               4.02.  Effective Date .....................................  35
               4.03.  First Borrowing by Each Borrowing Subsidiary........  36

V.             COVENANTS

               5.01.  Existence...........................................  37
               5.02.  Business and Properties . ..........................  37
               5.03.  Financial Statements, Reports, Etc..................  37
               5.04.  Insurance . .  . . .................................  38
               5.05.  Obligations and Taxes ..............................  38
               5.06.  Litigation and Other Notices .......................  38
               5.07.  Maintaining Records; Access to Properties
                          and Inspections.................................  38
               5.08.  Employee Benefits...................................  39
               5.09.  Use of Proceeds.....................................  39
               5.10.  Risk-Based Capital Ratio............................  39
               5.11.  Consolidations, Mergers, and Sales of Assets........  39
               5.12.  Limitations on Liens ...............................  39
               5.13.  Limitations on Sale and Leaseback Transactions......  41
               5.14.  Consolidated Total Debt to Consolidated
                          Total Capitalization............................  41
               5.15.  Limitations on Dividends and Advances by
                         Subsidiaries.....................................  41
               5.16.  Minimum Consolidated Statutory Surplus..............  41

VI.            EVENTS OF DEFAULT..........................................  41

VII.           GUARANTEE   ...............................................  43

VIII.          THE ADMINISTRATIVE AGENT ..................................  45

IX.            MISCELLANEOUS

               9.01.  Notices.............................................  47
               9.02.  Survival of Agreement ..............................  47
               9.03.  Binding Effect .....................................  47
               9.04.  Successors and Assigns .............................  48
               9.05.  Expenses; Indemnity ................................  50
               9.06.  Applicable Law .....................................  50
               9.07.  Waivers; Amendment .................................  50
               9.08.  Entire Agreement ...................................  51
               9.09.  Severability .......................................  51
               9.10.  Counterparts .......................................  51

                                                                  CONTENTS, P. 3

Article                               Section                              Page
-------                               -------                              ----

               9.11.  Headings ...........................................  51
               9.12.  Right of Setoff ....................................  51
               9.13.  Jurisdiction; Consent to Service of Process.........  51
               9.14.  Waiver of Jury Trial ...............................  52
               9.15.  Addition of Borrowing Subsidiaries..................  52
               9.16.  Conversion of Currencies............................  52



                             EXHIBITS AND SCHEDULES

Exhibit A-1    Form of Competitive Bid Request
Exhibit A-2    Form of Notice of Competitive Bid Request
Exhibit A-3    Form of Competitive Bid
Exhibit A-4    Form of Competitive Bid Accept/Reject Letter
Exhibit A-5    Form of Standby Borrowing Request
Exhibit B      Administrative Questionnaire
Exhibit C      Form of Assignment and Acceptance
Exhibit D      Form of Opinion of Counsel for ITT Hartford Group, Inc.
Exhibit E      Form of Borrowing Subsidiary Agreement
Exhibit F      Form of Local Currency Addendum

Schedule 2.01     Commitments

                                    FIVE-YEAR  COMPETITIVE ADVANCE AND REVOLVING
                           CREDIT FACILITY AGREEMENT (as it may be amended, supplemented or otherwise modified, the "Agreement") dated as of December 20, 1996, among ITT HARTFORD GROUP, INC., a Delaware corporation (the "Company"), each Borrowing Subsidiary party hereto, the lenders listed in Schedule 2.01 (together with their permitted assignees, the "Lenders") and THE CHASE MANHATTAN BANK, a New York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").


                  The Lenders have been requested to extend credit to the Borrowers (such term and each other capitalized term used but not otherwise defined herein having the meaning assigned to them in Article I) to enable them to borrow on a standby revolving credit basis on and after the date hereof and at any time and from time to time prior to the Maturity Date a principal amount not in excess of $1,500,000,000 at any time outstanding. The Lenders have also been requested to provide a procedure pursuant to which the Borrowers may invite the Lenders to bid on an uncommitted basis on short-term borrowings by the Borrowers. The proceeds of such borrowings are to be used for working capital and other general corporate purposes. The Lenders are willing to extend credit on the terms and subject to the conditions herein set forth.

                  Accordingly, the parties hereto agree as follows:


                                                 ARTICLE I

                                                DEFINITIONS

               SECTION 1.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings specified below:

               "ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

               "ABR Loan" shall mean any ABR Standby Loan.

               "ABR Standby Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Article II.

               "Administrative Fees" shall have the meaning assigned to such term in Section 2.06(b).

               "Administrative   Questionnaire"  shall  mean  an  Administrative
Questionnaire in the form of Exhibit B hereto.

                  "Affiliate" shall mean, when used with respect to a specified person, another person that directly or indirectly controls or is controlled by or is under common control with the person specified.

                                                                               2
               "Agreement Currency" shall have the meaning assigned to such term in Section 9.16(b).

               "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greater of
(a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof, "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective on the date such change is publicly announced as effective. "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as released on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so released for any day which is a Business Day, the arithmetic average (rounded upwards to the next 1/100th of 1%), as determined by the Administrative Agent, of the quotations for the day of such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the Alternate Base Rate shall be determined without regard to clause (b) of the first sentence of this definition until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

               "Annual Statement" shall mean, with respect to the Restricted Subsidiaries, the Annual Statement of such Restricted Subsidiary required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law, including any exhibits, schedules, certificates or actuarial opinions filed or delivered therewith.

               "Applicable Insurance Regulatory Authority" shall mean, with respect to any Insurance Subsidiary, the insurance commission or similar Governmental Authority located in the state in which such Insurance Subsidiary is domiciled and any Federal insurance Governmental Authority.

               "Applicable Percentage" shall mean on any date, with respect to Eurocurrency Standby Loans or with respect to the Facility Fee, as the case may be, the applicable percentage set forth below under the caption "Eurocurrency Spread" or "Facility Fee Percentage", as the case may be, based upon the Ratings in effect on such date:

Category 1                  Eurocurrency Spread         Facility Fee Percentage
----------                  -------------------         -----------------------

AA- or higher by D&P;              .115%                           .060%
Aa3 or higher by Moody's;
AA- or higher by S&P

Category 2
----------

A+ or A by D&P;                    .130%                           .070%
A1 or A2 by Moody's;
A+ or A by S&P

Category 3
----------

A- by D&P;                         .170%                           .080%
A3 by Moody's;
A- by S&P

Category 4
----------

BBB+ by D&P;                       .205%                           .095%
Baa1 by Moody's;
BBB+ by S&P

Category 5
----------

BBB by D&P;                        .225%                           .125%
Baa2 by Moody's;
BBB by S&P

Category 6
----------

BBB- or lower by D&P;              .250%                           .150%
Baa3 or lower by Moody's;
BBB- or lower by S&P

For purposes of the foregoing, (i) if the Ratings shall fall within different Categories, the Applicable Percentage shall be based upon the Category in which the largest number of Ratings falls or is deemed to fall; provided that if there shall be no such Category, one Rating shall be excluded from each of the highest and the lowest Categories in which Ratings shall fall or be deemed to fall, and the Applicable Percentage shall be based upon the remaining Rating; (ii) if only two Ratings exist, the Applicable Percentage shall be based upon the lower (numerically higher Category) of the available Ratings, (iii) if only a single Rating exists, the Applicable Percentage shall be based upon the lower (numerically higher) of Category 5 and the Category corresponding to the single available Rating; provided, however, that if only a single rating exists because D&P, Moody's or S&P ceases to be in the business of rating the Company's corporate debt obligations, the Applicable Percentage shall be based upon the Category in which such single Rating falls; (iv) if no Ratings exist, the Applicable Percentage shall be based upon Category 6, and (v) if any Rating shall be changed (other than as a result of a change in the rating system of the applicable Rating Agency), such change shall be effective as of the date on which it is first announced by the Rating Agency making such change. Each such change in the Applicable Percentage shall apply to all outstanding Eurocurrency Standby Loans during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of any Rating Agency shall change, the parties hereto shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

               "Assignment  and   Acceptance"   shall  mean  an  assignment  and
acceptance entered into by a Lender and an assignee in the form of Exhibit C.

               "Available Commitment" shall mean, as to any Lender at any time, an amount equal to such Lender's Commitment at such time minus the aggregate of all such Lender's Local Currency Loans (Dollar Equivalent) outstanding at such time.

               "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

               "Board of Directors" shall mean the Board of Directors of a Borrower or any duly authorized committee thereof.

               "Borrower" shall mean any of the Company and the Borrowing Subsidiaries.

               "Borrowing" shall mean a group of Loans of a single Type made by the Lenders (or, in the case of a Competitive Borrowing, by the Lender or Lenders whose Competitive Bids have been accepted pursuant to Section 2.03) on a single date and as to which a single Interest Period is in effect.

               "Borrowing Date" shall mean any date on which a Borrowing is made hereunder.

               "Borrowing Subsidiary" shall mean any Subsidiary which shall have executed and delivered to the Administrative Agent and each Lender a Borrowing Subsidiary Agreement.

               "Borrowing Subsidiary Agreement" shall mean an agreement, in the form of Exhibit E hereto, duly executed by the Company and a Subsidiary.

               "Business Day" shall mean any day (other than a day which is a Saturday, Sunday or legal holiday in the State of New York) on which banks are open for business in New York City; provided, however, that, when used in connection with a Eurocurrency Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in deposits in the applicable currency in the London interbank market, and, when used in connection with determining any date on which any amount is to be paid or made available in Local Currency, the term "Business Day" shall also exclude any day on which commercial banks and foreign exchange markets are not open for business in the principal financial center in the country of such Local Currency.

               "Calculation Date" shall mean the last Business Day of each calendar week.

               "Capitalized Lease-Back Obligation" shall mean with respect to any property or asset, at any date as of which the same is to be determined, the total net rental obligations of the Company or a Subsidiary under a lease of such property or asset, entered into as part of an arrangement to which the provisions of Section 5.13 are applicable (or would have been applicable had such Subsidiary been a Subsidiary at the time it entered into such lease), discounted to the date of computation at the rate of interest per annum implicit in the lease (determined in accordance with GAAP). The amount of the net rental obligation for any calendar year under any lease shall be the sum of the rental and other payments required to be paid in such calendar year by the lessee thereunder, not including, however, any amounts required to be paid by such lessee (whether or not therein designated as rental or additional rental) on account of maintenance and repairs, insurance, taxes, assessments, water rates and similar charges.

               A "Change in Control" shall be deemed to have occurred if (a) any person or group of persons shall have acquired beneficial ownership of more than 30% of the outstanding Voting Shares of the Company (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder), or (b) during any period of 12 consecutive months, commencing after the Effective Date, individuals who on the first day of such period were directors of the Company (together with any replacement or additional directors who were nominated or elected by a majority of directors then in office) cease to constitute a majority of the Board of Directors of the Company.

                                                                               5
               "Code" shall mean the Internal Revenue Code of 1986, as the same may be amended from time to time.

               "Commitment" shall mean, with respect to each Lender, the commitment of such Lender hereunder as set forth as of the Closing Date in
Schedule 2.01 under the heading "Commitment" or in an Assignment and Acceptance delivered by such Lender under Section 9.04 as such Lender's Commitment may be permanently terminated or reduced from time to time pursuant to Section 2.11 or pursuant to one or more assignments under Section 9.04. The Commitment of each Lender shall automatically and permanently terminate on the Maturity Date if not terminated earlier pursuant to the terms hereof.

               "Competitive Bid" shall mean an offer by a Lender to make a Competitive Loan pursuant to Section 2.03.

               "Competitive Bid Accept/Reject Letter" shall mean a notification made by a Borrower pursuant to Section 2.03(d) in the form of Exhibit A-4.

               "Competitive Bid Rate" shall mean, as to any Competitive Bid, (i) in the case of a Eurocurrency Loan, the Margin, and (ii) in the case of a Fixed Rate Loan, the fixed rate of interest offered by the Lender making such Competitive Bid.

               "Competitive  Bid Request"  shall mean a request made pursuant to
Section 2.03(a) in the form of Exhibit A-1.

               "Competitive Borrowing" shall mean a Borrowing consisting of a Competitive Loan or concurrent Competitive Loans from the Lender or Lenders whose Competitive Bids for such Borrowing have been accepted under the bidding procedure described in Section 2.03.

               "Competitive Loan" shall mean a Loan made pursuant to the bidding
procedure   described  in  Section  2.03.  Each  Competitive  Loan  shall  be  a
Eurocurrency Competitive Loan or a Fixed Rate Loan.

               "Competitive Loan Exposure" shall mean, with respect to any Lender at any time, the sum of the aggregate principal amount of all outstanding Competitive Loans made by such Lender.

               "Consolidated   Net  Worth"  shall  mean,   as  at  any  date  of
determination, the consolidated stockholders' equity of the Company and its Subsidiaries, as determined on a consolidated basis in accordance with GAAP plus minority interests in Subsidiaries, as determined in accordance with GAAP, plus, but without duplication, Special Preferred Securities; provided that Consolidated Net Worth shall not include Special Preferred Securities to the extent that Special Preferred Securities are greater than 15% of Consolidated Total Capitalization.

               "Consolidated Net Tangible Assets" shall mean the total of all assets appearing on a consolidated balance sheet of the Company and its Restricted Subsidiaries, prepared in accordance with GAAP (and as of a date not more than 90 days prior to the date as of which Consolidated Net Tangible Assets are to be determined), less the sum of the following items as shown on said consolidated balance sheet:

               (i) the book amount of all segregated intangible assets, including such items as good will, trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses and unamortized debt discount and expense less unamortized debt premium;

               (ii) all depreciation, valuation and other reserves;

               (iii) current liabilities;

               (iv) any minority interest in the shares of stock (other than Preferred Stock) and surplus of Restricted Subsidiaries of the Company;

               (v) the investment of the Company and its Restricted Subsidiaries in any Subsidiary of the Company that is not a Restricted Subsidiary;

               (vi) the total indebtedness of the Company and its Restricted Subsidiaries incurred in any manner to finance or recover the cost to the Company or any Restricted Subsidiary of any physical property, real or personal, which prior to or simultaneously with the creation of such indebtedness shall have been leased by the Company or a Restricted Subsidiary to the United States of America or a department or agency thereof at an aggregate rental, payable during that portion of the initial term of such lease (without giving effect to any options of renewal or extension) which shall be unexpired at the date of the creation of such indebtedness, sufficient (taken together with any amounts required to be paid by the lessee to the lessor upon any termination of such lease) to pay in full at the stated maturity date or dates thereof the principal of and the interest on such indebtedness;

               (vii) deferred income and deferred liabilities; and

               (viii) other items deductible under GAAP.

               "Consolidated Statutory Surplus" shall mean, with respect to Nutmeg Insurance Company and its consolidated Subsidiaries at any time, the amount set forth on line 25 of the Liabilities, Surplus and Other Funds Statement in the Annual Statement or the Quarterly Statement of Nutmeg Insurance Company most recently delivered to the Administrative Agent and the Lenders pursuant to Section 5.03 or, if such statement shall be modified, the equivalent item on any applicable successor form.

               "Consolidated Total Capitalization" shall mean, as at any date of determination, the sum of Consolidated Total Debt and Consolidated Net Worth.

               "Consolidated Total Debt" shall mean, as at any date of determination, without duplication, (i) all Indebtedness of the Company and its Subsidiaries determined on a consolidated basis in accordance with GAAP plus
(ii) Special Preferred Securities and that are mandatorily redeemable, or redeemable at the option of the holder, within 10 years of such date of determination plus, (iii) Special Preferred Securities to the extent that Special Preferred Securities exceed 15% of Consolidated Total Capitalization.

               "D&P" shall mean Duff & Phelps Credit Rating Co. or any of its successors.

               "Default" shall mean any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

               "Dollars" or "$" shall mean lawful money of the United States of America.

               "Dollar Borrowing" shall mean a Borrowing comprised of Dollar Loans.

               "Dollar Equivalent" shall mean, on any date of determination, with respect to any amount in any Local Currency, the equivalent in Dollars of such amount, determined by the Administrative Agent using the Exchange Rate with respect to such Local Currency then in effect as determined pursuant to Section 2.22(a).

               "Dollar Facility Excess" shall have the meaning assigned to such term in Section 2.22(d).

               "Dollar Facility Overage" shall mean an amount equal to the excess of (a) the Total Commitment over (b) the aggregate amount of all Local Currency Facility Maximum Borrowing Amounts (determined, if applicable, after giving effect to any reduction therein made pursuant to Section 2.22(c)).

               "Dollar Loan" shall mean any Loan denominated in Dollars.

               "Dollar Standby Credit Excess" shall have the meaning assigned to such term in Section 2.22(c).

               "Dollar Standby Credit Overage" shall mean, with respect to any Lender, an amount equal to the excess, if any, of (a) such Lender's Commitment over (b) the aggregate Local Currency Lender Maximum Borrowing Amounts of such Lender with respect to all Local Currency Addenda to which such Lender or any of its Affiliates is a party.

               "Dollar Standby Extensions of Credit" shall mean, with respect to any Lender at any time, the aggregate principal amount of all Standby Loans made by such Lender then outstanding.

               "Effective Date" shall mean the first date on or after December 20, 1996, and on and before December 31, 1996, on which the conditions set forth in Section 4.02 are satisfied.

               "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

               "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) that, together with the Company, is treated as a single employer under Section 414(b) or (c) of the Code, or, solely for purposes of
Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

               "ERISA Event" shall mean (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder, with respect to a Plan; (b) the adoption of any amendment to a Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (c) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (d) the filing pursuant to Section 412(d) of the Code or
Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (e) the incurrence of any liability under Title IV of ERISA with respect to the termination of any Plan or the withdrawal or partial withdrawal of the Company or any of its ERISA Affiliates from any Plan or Multiemployer Plan; (f) the receipt by the

Company or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to the intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (g) the receipt by the Company or any ERISA Affiliate of any notice that Withdrawal Liability is being imposed or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA; and (h) the occurrence of a "prohibited transaction" with respect to which the Company or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975) of the Code, or with respect to which the Company or any such Subsidiary could otherwise be liable.

               "Eurocurrency Borrowing" shall mean a Borrowing comprised of Eurocurrency Loans.

               "Eurocurrency Competitive Loan" shall mean any Competitive Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

               "Eurocurrency Loan" shall mean any Eurocurrency Competitive Loan, Eurocurrency Standby Loan or Eurocurrency Local Currency Loan.

               "Eurocurrency Local Currency Loan" shall mean any Local Currency Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

               "Eurocurrency Standby Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

               "Event of Default" shall have the meaning assigned to such term in Article VI.

               "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

               "Exchange Rate" shall mean, with respect to any Local Currency on a particular date, the rate at which such Local Currency may be exchanged into Dollars, as set forth on such date on the Reuters currency page more particularly described in the Local Currency Addendum for Loans to be made in such Local Currency. In the event that such rate does not appear on any Reuters currency page, the Exchange Rate with respect to such Local Currency shall be determined by reference to such other publicly available service for displaying exchange rates as may be agreed upon by the Administrative Agent and the Company or, in the absence of such agreement, such Exchange Rate shall instead be the Administrative Agent's spot rate of exchange in the London interbank market where its foreign currency exchange operations in respect of such Local Currency are then being conducted, at or about 10:00 A.M., local time, at such date for the purchase of Dollars with such Local Currency, for delivery two Business Days later; provided, however, that if at the time of any such determination, for any reason, no such spot rate is being quoted, the Administrative Agent may use any reasonable method it deems applicable to determine such rate, and such determination shall be conclusive absent manifest error.

               "Existing Credit Facility" shall mean the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 31, 1995, among the Company, certain lenders and The Chase Manhattan Bank (as successor to Chemical Bank), as administrative agent.


               "Facility A Credit Agreement" shall mean the $500,000,000 364-Day Competitive Advance and Revolving Credit Facility Agreement dated the date hereof among the parties hereto, as such may be amended, supplemented or modified from time to time.

               "Facility  Fee" shall have the  meaning  assigned to such term in
Section 2.06(a).

               "Fair Value", when used with respect to property, shall mean the fair value as determined in good faith by the board of directors of the Company.

               "Fees" shall mean the Facility Fee and the Administrative Fees.

               "Financial  Officer"  of any  corporation  shall  mean the  chief
financial  officer,  principal  accounting  officer,  treasurer,   associate  or
assistant treasurer or director of treasury services of such corporation.

               "Fixed Rate Borrowing" shall mean a Borrowing comprised of Fixed Rate Loans.

               "Fixed Rate Loan" shall mean any Competitive Loan bearing interest at a fixed percentage rate per annum (the "Fixed Rate") (expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive Bid.

               "GAAP" shall mean generally accepted accounting principles, applied on a consistent basis.

               "Governmental Authority" shall mean any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

               "Guaranteed Obligations" shall mean the principal of and interest on the Loans made to, and the due and punctual performance of all other obligations, monetary or otherwise of, the Borrowing Subsidiaries hereunder or under a Local Currency Addendum.

               "Indebtedness" of any person shall mean all indebtedness representing money borrowed or the deferred purchase price of property (other than trade accounts payable) or any capitalized lease obligation, which in any case is created, assumed, incurred or guaranteed in any manner by such corporation or for which such corporation is responsible or liable (whether by agreement to purchase indebtedness of, or to supply funds to or invest in, others or otherwise).

               "Insurance Subsidiaries" shall mean Nutmeg Insurance Company and each of its insurance company Subsidiaries.

               "Interest Payment Date" shall mean (a) with respect to any Loan, the last day of each Interest Period applicable thereto, (b) with respect to a Eurocurrency Loan with an Interest Period of more than three months' duration or a Fixed Rate Loan with an Interest Period of more than 90 days' duration, each day that would have been an Interest Payment Date for such Loan had successive Interest Periods of three months' duration or 90 days' duration, as the case may be, been applicable to such Loan and, in addition, the date of any prepayment of each Loan or conversion of such Loan to a Loan of a different Type and (c) with respect to any Local Currency Loan, such days as shall be specified in the applicable Local Currency Addendum.

                  "Interest Period" shall mean (a) as to any Eurocurrency Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Borrower may elect, (b) as to any ABR Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the earliest of (i) the next succeeding March 31, June 30, September 30 or December 31, (ii) the Maturity Date, and (iii) the date such Borrowing is converted to a Borrowing of a different Type in accordance with Section 2.05 or repaid or prepaid in accordance with Section 2.07 or Section 2.12, (c) as to any Fixed Rate Borrowing, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bids in which the offers to make the Fixed Rate Loans comprising such Borrowing were extended, which shall not be earlier than seven days after the date of such Borrowing or later than 360 days after the date of such Borrowing and (d) as to any Local Currency Borrowing, such periods as shall be specified in the applicable Local Currency Addendum; provided, however, that if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding
Business Day unless, in the case of Eurocurrency Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

               "Judgment Currency" shall have the meaning assigned to such term in Section 9.16(b).

               "LIBO Rate" shall mean, with respect to any Eurocurrency Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the rate at which dollar deposits or deposits in the applicable Local Currency approximately equal in principal amount to (i) in the case of a Standby Borrowing that is a Eurocurrency Borrowing, the Administrative Agent's portion of such Eurocurrency Borrowing,
(ii) in the case of a Competitive Borrowing, a principal amount that would have been the Administrative Agent's portion of such Competitive Borrowing had such Competitive Borrowing been a Standby Borrowing and (iii) in the case of a Local Currency Borrowing, such Borrowing, and for a maturity comparable to such Interest Period as are offered to the principal London offices of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

               "Lien" shall mean, with respect to any property or asset, any mortgage, deed of trust, lien, pledge, security interest, charge or other encumbrance on, of or in such property or asset.

               "Loan" shall mean a Competitive Loan, a Local Currency Loan or a Standby Loan, whether made as a Eurocurrency Loan, an ABR Loan or a Fixed Rate Loan, as permitted hereby.

               "Loan  Documents"  shall  mean  this  Agreement,   the  Borrowing
Subsidiary Agreements, the Local Currency Addenda and promissory notes, if any, issued pursuant to Section 9.04(i).

               "Local Currency" shall mean any currency other than Dollars as to which an Exchange Rate may be calculated.

               "Local Currency Addendum" shall mean a local currency addendum between a Borrower and one or more Local Currency Lenders, substantially in the form of Exhibit F, and the documentation referred to therein, to the extent not inconsistent with this Agreement.

               "Local Currency Borrowing" shall mean a Borrowing comprised of Local Currency Loans.

               "Local Currency Credit Event" shall mean each Borrowing under a Local Currency Addendum.

               "Local Currency Equivalent" shall mean, on any date of determination, with respect to any amount in Dollars, the equivalent in the relevant Local Currency of such amount, determined by the Administrative Agent using the Exchange Rate with respect to such Local Currency then in effect as determined pursuant to Section 2.22(a).

               "Local Currency Facility Maximum Borrowing Amount" shall have the meaning assigned to such term in Section 2.21(b).

               "Local Currency Lender" shall mean any Lender (or any Affiliate, branch or agency thereof) party to a Local Currency Addendum. In the event any agency or Affiliate of a Lender shall be party to a Local Currency Addendum, such agency or Affiliate shall, to the extent of any commitment extended and any Loans made by it, have all the rights of such Lender hereunder; provided, that such Lender shall continue to the exclusion of such agency or Affiliate to have all the voting and consensual rights vested in it by the terms hereof.

               "Local Currency Lender Maximum Borrowing Amount" shall have the meaning assigned to such term in Section 2.21(b).

               "Local Currency Loan" shall mean any Loan, denominated in a currency other than Dollars, made to a Borrower pursuant to Section 2.01(b) and a Local Currency Addendum.

               "Local Currency Loans (Dollar Equivalent)" shall mean the Dollar Equivalent of the relevant Local Currency Loans.

               "Local  Currency  Standby   Borrowing"  shall  mean  any  Standby
Borrowing comprised of Local Currency Loans.

               "Margin" shall mean, as to any Eurocurrency Competitive Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the LIBO Rate in order to determine the interest rate applicable to such Loan, as specified in the Competitive Bid relating to such Loan.

               "Margin  Regulations" shall mean Regulations G, T, U and X of the
Board  as  from  time  to  time  in  effect,   and  all  official   rulings  and
interpretations thereunder or thereof.

               "Margin Stock" shall have the meaning given such term under Regulation U of the Board.

               "Material Adverse Effect" shall mean a materially adverse effect on the business, assets, operations or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole.

               "Maturity Date" shall mean December 20, 2001.

               "Moody's" shall mean Moody's Investors Service, Inc., or any of its successors.

               "Multiemployer Plan" shall mean a multiemployer plan as defined in Section 4001(a)(3) of ERISA to which the Company or any ERISA Affiliate (other than one considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414) is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

               "NAIC"   shall  mean  the  National   Association   of  Insurance
Commissioners or any association or Governmental Authority succeeding to any or all of the functions of the National Association of Insurance Commissioners.

               "Notice of Competitive Bid Request" shall mean a notification made pursuant to Section 2.03(a) in the form of Exhibit A-2.

               "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA.

               "person" shall mean any natural person, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

               "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 307 of ERISA, and in respect of which any Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

               "Preferred Stock" shall mean any capital stock entitled by its terms to a preference (a) as to dividends or (b) upon a distribution of assets.

               "Quarterly Statement" shall mean, with respect to any Restricted Subsidiary, the Quarterly Statement of such Restricted Subsidiary required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law, including any exhibits, schedules, certificates or actuarial opinions filed or delivered therewith.

               "Rating Agencies" shall mean D&P, Moody's and S&P.

               "Ratings" shall mean the ratings from time to time established by the Rating Agencies for senior, unsecured, non-credit-enhanced long-term debt of the Company.

               "Register" shall have the meaning given such term in Section 9.04(d).

               "Regulation D" shall mean Regulation D of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

               "Reportable  Event" shall mean any reportable event as defined in
Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414).

               "Required Lenders" shall mean, at any time, Lenders having Commitments representing at least 66-2/3% of the Total Commitment or, for purposes of acceleration pursuant to clause (ii) of Article VI, Lenders holding Loans representing at least 66-2/3% of the aggregate principal amount of the Loans outstanding. For purposes of determining the Required Lenders, any amounts denominated in a Local Currency shall be translated into Dollars at the Exchange Rates in effect on the Effective Date.

               "Required Surplus" means, at any date, the sum, at such date, without duplication, of (a) surplus of the Insurance Subsidiaries and (b) any reserve established and maintained by the Insurance Subsidiaries with respect to their invested assets, either voluntarily or pursuant to requirements of applicable law, the NAIC, the Insurance Department of the State of Connecticut or any other state or federal regulatory authority having jurisdiction over the Company, in each case determined in accordance with SAP.

               "Reset  Date"  shall have the  meaning  assigned  to such term in
Section 2.22(a).

               "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

               "Restricted  Subsidiary" means a Subsidiary which is incorporated in any state of the United States or in the District of Columbia and which is a regulated insurance company principally engaged in one or more of the property, casualty and life insurance businesses and which has total assets representing 10% or more of the total assets of the Company and its consolidated Subsidiaries (including such Subsidiary), in each case as set forth on the most recent fiscal year-end balance sheets of such Subsidiary and the Company and its consolidated Subsidiaries, respectively, and computed in accordance with GAAP. Such Subsidiary must be designated a Restricted Subsidiary in a notice delivered by the Company and certified by a Responsible Officer to the Administrative Agent for distribution to the Lenders. In the event that the aggregate total assets of the Restricted Subsidiaries represent less than 80% of the total assets of the Company and its consolidated Subsidiaries, the Board of Directors of the Company, as evidenced by a resolution of such Board of Directors, shall promptly designate an additional Subsidiary or Subsidiaries as Restricted Subsidiaries in order that, after such designations, the aggregate total assets of the Restricted Subsidiaries represent at least 80% of the total assets of the Company and its consolidated Subsidiaries, provided that all Subsidiaries with total assets of 10% or more of the total assets of the Company and its consolidated Subsidiaries have previously been designated as Restricted Subsidiaries.

               "Risk-Based Capital" shall mean, with respect to the Insurance Subsidiaries at any time, the Company Action Level Risk-Based Capital (as defined by the NAIC at such time and as computed in accordance with SAP) of the Insurance Subsidiaries (determined and consolidated in accordance with SAP) at such time.

               "S&P" shall mean Standard and Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or any of its successors.

               "SAP" shall mean, with respect to any Insurance Subsidiary, the accounting principles and procedures prescribed or permitted by the Applicable Insurance Regulatory Authority applied on a basis consistent with those that are indicated in Section 1.02.

               "SEC" shall mean the Securities and Exchange Commission.

               "Special Preferred Securities" shall mean preferred securities that are mandatorily redeemable, or redeemable at the option of the holder, not sooner than ten years after issuance and issued by the Company and/or one or more Subsidiaries of the Company, which would not be reflected as a liability in a consolidated balance sheet of the Company and its consolidated Subsidiaries prepared in accordance with generally accepted accounting principles.

               "Standby   Borrowing"  shall  mean  a  Borrowing   consisting  of
simultaneous Standby Loans from each of the Lenders.

               "Standby Borrowing Request" shall mean a request made pursuant to
Section 2.04 in the form of Exhibit A-5.

               "Standby Credit Exposure" shall mean, with respect to any Lender at any time, the sum of the aggregate principal amount at such time of all outstanding Standby Loans of such Lender and the aggregate Dollar Equivalent of the principal amount of all outstanding Local Currency Loans of such Lender (and each agency, branch or Affiliate of such Lender acting as a Local Currency Lender).

               "Standby  Loans" shall mean the revolving  loans made pursuant to
Section 2.04(a). Each Standby Loan shall be in Dollars and shall be a Eurocurrency Standby Loan or an ABR Loan.

               "Statement of Actuarial Opinion" shall mean, with respect to the Restricted Subsidiaries, the Statement of Actuarial Opinion required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law or, if such Applicable Insurance Regulatory Authority shall no longer require such a statement, information equivalent to that required to be included in the Statement of Actuarial Opinion that was filed immediately prior to the time such statement was no longer required.

               "subsidiary" shall mean, with respect to any person (the "parent"), any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

               "Subsidiary" shall mean a subsidiary of the Company.

               "Total Adjusted Capital" shall mean, with respect to the Insurance Subsidiaries at any time, the Total Adjusted Capital (as defined by the NAIC at such time and as determined and consolidated in accordance with SAP) of the Insurance Subsidiaries (taken together) at such time.

               "Total Commitment" shall mean, at any time, the aggregate amount of Commitments of all the Lenders, as in effect at such time.

               "Transactions"  shall have the  meaning  assigned to such term in
Section 3.02.

               "Type", when used in respect of any Loan or Borrowing, shall refer to the Rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined and the currency in which such Loan or the Loans comprising such Borrowing are denominated. For purposes hereof, "Rate" shall include the LIBO Rate, the Alternate Base Rate and the Fixed Rate, and currency shall include Dollars and any Local Currency permitted hereunder.

               "Voting Shares" shall mean, as to shares of a particular corporation, outstanding shares of stock of any class of such corporation entitled to vote in the election of directors, excluding shares entitled so to vote only upon the happening of some contingency.

               "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title VI of ERISA.

               SECTION 1.02. Terms Generally. The definitions in Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP or, to the extent such terms apply to an Insurance Subsidiary, SAP, in each case as in effect from time to time; provided, however, that for purposes of determining compliance with any covenant set forth in Article V, such terms shall be construed in accordance with GAAP or SAP, as applicable, as in effect on the date hereof applied on a basis consistent with the application used in preparing the Company's audited financial statements referred to in Section 3.05.


                                   ARTICLE II

                                   THE CREDITS

               SECTION 2.01. Commitments. (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Standby Loans to the Borrowers, at any time and from time to time on and after the Effective Date and until the earlier of the Maturity Date and the termination of the Commitment of such Lender.
               (b) Subject to the terms and conditions and relying upon the representations and warranties set forth herein and in the applicable Local Currency Addendum, each Local Currency Lender agrees, severally and not jointly, to make Local Currency Loans to the Borrowers at any time and from time to time on and after the execution of the applicable Local Currency Addendum and until the earlier of the Maturity Date and the termination of the Commitment (or the commitment under such Local Currency Addendum) of such Local Currency Lender.

               (c) Notwithstanding anything to the contrary contained in this Agreement, in no event may Standby Loans or Local Currency Loans be borrowed under this Article II if, after giving effect thereto (and to any concurrent repayment or prepayment of Loans), (i) the sum of the aggregate Standby Credit Exposures and the aggregate Competitive Loan Exposures would exceed the Total Commitment then in effect, (ii) the Standby Credit Exposure of any Lender would exceed such Lender's Commitment or (iii) the Dollar Equivalent of the aggregate principal amount of outstanding Local Currency Loans denominated in a specified Local Currency would exceed the applicable Local Currency Facility Maximum Borrowing Amount.

               Within the foregoing limits, the Borrowers may borrow, pay or prepay and reborrow Standby Loans and Local Currency Loans hereunder, on and after the Effective Date and prior to the Maturity Date, subject to the terms, conditions and limitations set forth herein.

               SECTION 2.02. Loans. (a) Each Standby Loan shall be made as part of a Borrowing consisting of Standby Loans made by the Lenders ratably in accordance with their respective Available Commitments; provided, however, that the failure of any Lender to make any Standby Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). Each Local Currency Loan shall be made as part of a Borrowing consisting of Local Currency Loans made by the Local Currency Lenders ratably in accordance with the applicable Local Currency Lender Maximum Borrowing Amounts; provided, however, that the failure of any Local Currency Lender to make any Local Currency Loan shall not in itself relieve any other Local Currency Lender of its obligation to lend hereunder (it being understood, however, that no Local Currency Lender shall be responsible for the failure of any other Local Currency Lender to make any Local Currency Loan required to be made by such other Local Currency Lender). Each Competitive Loan shall be made in accordance with the procedures set forth in
Section 2.03. The Loans comprising any Borrowing shall be (i) in the case of Competitive Loans, in an aggregate principal amount which is an integral multiple of $1,000,000 and not less than $5,000,000, (ii) in the case of Standby Loans, in an aggregate principal amount which is an integral multiple of $5,000,000 and not less than $20,000,000 (or an aggregate principal amount equal to the remaining balance of the Available Commitments) and (iii) in the case of Local Currency Loans, in an aggregate principal amount which complies with the requirements set forth in the applicable Local Currency Addendum. All Standby Loans and Competitive Loans made pursuant to this Article II shall be denominated in Dollars.

               (b) Each Competitive Borrowing shall be comprised entirely of Eurocurrency Competitive Loans or Fixed Rate Loans, and each Standby Borrowing shall be comprised entirely of Eurocurrency Standby Loans or ABR Loans, as the Borrower may request pursuant to Section 2.03 or 2.04, as applicable. Each Lender may at its option make any Eurocurrency Loan by causing any domestic or foreign branch, agency or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time. For purposes of the foregoing, Loans having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Loans.

               (c) Subject to Section 2.05 and, in the case of any Local Currency Loan, to any alternative procedures set forth in the applicable Local Currency Addendum, each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds to the Administrative Agent in New York, New York, not later than 12:00 noon, New York City time, and the Administrative Agent shall by 2:00 p.m., New York City time, credit the amounts so received to the account or accounts specified from time to time in one or more notices delivered by the Company to the Administrative Agent or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders. Competitive Loans shall be made by the Lender or Lenders whose Competitive Bids therefor are accepted pursuant to
Section 2.03 in the amounts so accepted. Standby Loans and Local Currency Loans shall be made by the Lenders and the Local Currency Lenders, as applicable, pro rata in accordance with Section 2.16. Unless the Administrative Agent shall have received notice from a Lender prior to the date (or, in the case of ABR Borrowings, on the date) of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the date of such Borrowing in accordance with this paragraph (c) and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount in the required currency. If and to the extent that such Lender shall not have made such portion available to the Administrative Agent, such Lender and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon in such currency, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent at (i) in the case of the Borrower, the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, a rate determined by the Administrative Agent to represent its cost of overnight funds. If such Lender shall repay to the Administrative Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement.

               (d) Each Competitive Loan shall be a Eurocurrency Competitive Loan or a Fixed Rate Loan. Each Standby Loan shall be a Eurocurrency Standby Loan or an ABR Standby Loan. Each Local Currency Loan shall be a Eurocurrency Local Currency Loan or shall bear interest at a rate specified in the applicable Loan Currency Addendum.

               SECTION 2.03. Competitive Bid Procedure. (a) In order to request Competitive Bids, a Borrower (the "Applicable Borrower") shall hand deliver or telecopy to the Administrative Agent a duly completed Competitive Bid Request in the form of Exhibit A-1 hereto, to be received by the Administrative Agent (i) in the case of a Eurocurrency Competitive Loan, not later than 10:00 a.m., New York City time, four Business Days before a proposed Competitive Borrowing and
(ii) in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before a proposed Competitive Borrowing. No ABR Loan shall be requested in, or made pursuant to, a Competitive Bid Request. A Competitive Bid Request that does not conform substantially to the format of Exhibit A-1 may be rejected in the Administrative Agent's sole discretion, and the Administrative Agent shall promptly notify the Borrower of such rejection by telecopy. Each Competitive Bid Request shall refer to this Agreement and specify
(w) whether the Borrowing then being requested is to be a Eurocurrency Borrowing or a Fixed Rate Borrowing, (x) the date of such Borrowing (which shall be a Business Day) and the aggregate principal amount thereof which shall be in a minimum principal amount of $10,000,000 and in an integral multiple of $5,000,000 and (y) the Interest Period with respect thereto (which may not end after the Maturity Date). Promptly after its receipt of a Competitive Bid Request that is not rejected as aforesaid, the Administrative Agent shall telecopy to the Lenders a Notice of Competitive Bid Request inviting the Lenders to bid, on the terms and conditions of this Agreement, to make Competitive Loans.

               (b) Each Lender invited to bid may, in its sole discretion, make one or more Competitive Bids to the Applicable Borrower responsive to such Borrower's Competitive Bid Request. Each Competitive Bid by a Lender must be received by the Administrative Agent by telecopy, in the form of Exhibit A-3 hereto, (i) in the case of a Eurocurrency Competitive Loan, not later than 9:30 a.m., New York City time, three Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing. A Lender may submit multiple bids to the Administrative Agent. Competitive Bids that do not conform substantially to the format of Exhibit A-3 may be rejected by the Administrative Agent, and the Administrative Agent shall notify the Lender making such nonconforming bid of such rejection as soon as practicable. Each Competitive Bid shall refer to this Agreement and specify (x) the principal amount (which shall be in a minimum principal amount of $5,000,000 and in an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested) of the Competitive Loan or Loans that the Lender is willing to make, (y) the Competitive Bid Rate or Rates at which the Lender is prepared to make the Competitive Loan or Loans and (z) the Interest Period and the last day thereof. If any Lender invited to bid shall elect not to make a Competitive Bid, such Lender shall so notify the Administrative Agent by telecopy (I) in the case of Eurocurrency Competitive Loans, not later than

9:30 a.m., New York City time, three Business Days before a proposed Competitive Borrowing, and (II) in the case of Fixed Rate Loans, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing; provided, however, that failure by any Lender to give such notice shall not cause such Lender to be obligated to make any Competitive Loan as part of such Competitive Borrowing. A Competitive Bid submitted by a Lender pursuant to this paragraph
(b) shall be irrevocable.

               (c) The Administrative Agent shall as promptly as practicable notify the Borrower, by telecopy, of all the Competitive Bids made, the Competitive Bid Rate and the principal amount of each Competitive Loan in respect of which a Competitive Bid was made and the identity of the Lender that made each bid. The Administrative Agent shall send a copy of all Competitive Bids to the Borrower for its records as soon as practicable after completion of the bidding process set forth in this Section 2.03.

               (d) The Borrower may in its sole and absolute discretion, subject only to the provisions of this paragraph (d), accept or reject any Competitive
Bid  referred  to  in  paragraph  (c)  above.  The  Borrower  shall  notify  the
Administrative Agent by telephone, confirmed by telecopy in the form of a Competitive Bid Accept/Reject Letter, whether and to what extent it has decided to accept or reject any of or all the bids referred to in paragraph (c) above not more than one hour after it shall have been notified of such bids by the Administrative Agent pursuant to such paragraph (c); provided, however, that (i) the failure of the Borrower to give such notice shall be deemed to be a rejection of all the bids referred to in paragraph (c) above, (ii) the Borrower shall not accept a bid made at a particular Competitive Bid Rate if it has decided to reject a bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (iv) if the Borrower shall accept a bid or bids made at a particular Competitive Bid Rate but the amount of such bid or bids shall cause the total amount of bids to be accepted to exceed the amount specified in the Competitive Bid Request, then the Borrower shall accept a portion of such bid or bids in an amount equal to the amount specified in the Competitive Bid Request less the amount of all other Competitive Bids accepted with respect to such Competitive Bid Request, which acceptance, in the case of multiple bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such bid at such Competitive Bid Rate, and (v) except pursuant to clause (iv) above, no bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000; provided further, however, that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner which shall be in the discretion of the Borrower. A notice given pursuant to this paragraph (d) shall be irrevocable.

               (e) The Administrative Agent shall promptly notify each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive Bid Rate) by telecopy, and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its bid has been accepted.

               (f) No Competitive Borrowing shall be requested or made hereunder if after giving effect thereto any of the conditions set forth in paragraph (c) of Section 2.01 would not be met.

               (g) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such bid directly to the Applicable Borrower one quarter of an hour earlier than the latest time at which the other Lenders are required to submit their bids to the Administrative Agent pursuant to paragraph (b) above.

               (h) All notices required by this Section 2.03 shall be given in accordance with Section 9.01.

               SECTION 2.04. Standby and Local Currency Borrowing Procedure. (a) In order to request a Standby Borrowing, a Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Standby Borrowing Request in the form of Exhibit A-5 (i) in the case of a Eurocurrency Standby Loan, not later than 10:30 a.m., New York City time (or, if the Standby Borrowing request is delivered or telecopied to the Administrative Agent in London, 9:30 a.m., London time), three Business Days before such Borrowing, and (ii) in the case of an ABR Borrowing, not later than 10:30 a.m., New York City time, on the day of such Borrowing. No Fixed Rate Loan shall be requested or made pursuant to a Standby Borrowing Request. Such notice shall be irrevocable and shall in each case specify (A) whether the Borrowing then being requested is to be a Eurocurrency Standby Loan or an ABR Borrowing; (B) the date of such Standby Borrowing (which shall be a Business Day) and the amount thereof; and (C) if such Borrowing is to be a Eurocurrency Standby Loan, the Interest Period with respect thereto, which shall not end after the Maturity Date. If no election as to the Type of Standby Borrowing is specified in any such notice, then the requested Standby Borrowing shall be an ABR Borrowing. If no Interest Period with respect to any Eurocurrency Standby Loan is specified in any such notice, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Notwithstanding any other provision of this Agreement to the contrary, no Standby Borrowing shall be requested if the Interest Period with respect thereto would end after the Maturity Date. The Administrative Agent shall promptly advise each of the Lenders of any notice given pursuant to this
Section 2.04 and of each Lender's portion of the requested Borrowing.

               (b) In order to request a Local Currency Borrowing, a Borrower shall give the notice required under the applicable Local Currency Addendum and shall simultaneously deliver a copy of such notice to the Administrative Agent.

               SECTION 2.05. Conversion and Continuation of Standby Loans. Each Borrower shall have the right at any time upon prior irrevocable notice to the Administrative Agent (i) not later than 10:30 a.m., New York City time, on the day of the conversion, to convert all or any part of any Eurocurrency Standby Loan into an ABR Standby Loan, and (ii) not later than 10:30 a.m., New York City time, three Business Days prior to conversion or continuation, to convert any ABR Standby Loan into a Eurocurrency Standby Loan or to continue any Eurocurrency Standby Loan as a Eurocurrency Standby Loan for an additional Interest Period, subject in each case to the following:

               (a) if less than all the outstanding principal amount of any Standby Borrowing shall be converted or continued, the aggregate principal amount of the Standby Borrowing converted or continued shall be an integral multiple of $5,000,000 and not less than $20,000,000;

               (b) accrued interest on a Standby Borrowing (or portion thereof) being converted shall be paid by the Borrower at the time of conversion;

               (c) if any Eurocurrency Standby Loan is converted at a time other than the end of the Interest Period applicable thereto, the Borrower shall pay, upon demand, any amounts due to the Lenders pursuant to
          Section 2.15;

               (d) any portion of a Standby Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Eurocurrency Standby Loan;

               (e) any portion of a Eurocurrency Standby Loan which cannot be continued as a Eurocurrency Standby Loan by reason of clause (d) above shall be automatically converted at the end of the Interest Period in effect for such Eurocurrency Standby Loan into an ABR Borrowing;

               (f) no Interest Period may be selected for any Eurocurrency Standby Borrowing that would end later than the Maturity Date; and

               (g) at any time when there shall have occurred and be continuing any Default or Event of Default, no Borrowing may be converted into or continued as a Eurocurrency Standby Loan.

          Each notice pursuant to this Section 2.05 shall be irrevocable and shall refer to this Agreement and specify (i) the identity and amount of the Standby Borrowing to be converted or continued, (ii) whether such Standby Borrowing is to be converted to or continued as a Eurocurrency Standby Loan or an ABR Standby Loan, (iii) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (iv) if such Standby Borrowing is to be converted to or continued as a Eurocurrency Standby Loan, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Eurocurrency Standby Loan, the Borrower shall be deemed to have selected an Interest Period of one month's duration. If no notice shall have been given in accordance with this Section 2.05 to convert or continue any Standby Borrowing, such Standby Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest Period as an ABR Standby Loan.

          SECTION 2.06. Fees. (a) The Company agrees to pay to each Lender, through the Administrative Agent, on each March 31, June 30, September 30 and December 31 (with the first payment being due on December 31, 1996) and on each date on which the Commitment of such Lender shall be terminated as provided herein, a facility fee (a "Facility Fee"), at a rate per annum equal to the Applicable Percentage from time to time in effect on the amount of the Commitment of such Lender, whether used or unused, during the preceding quarter (or other period commencing on the Effective Date, or ending with the Maturity Date or any date on which the Commitment of such Lender shall be terminated). All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be. The Facility Fee due to each Lender shall commence to accrue on the Effective Date and shall cease to accrue on the earlier of the Maturity Date and the termination of the Commitment of such Lender as provided herein.

          (b) The Company agrees to pay the Administrative Agent, for its own account, the administrative and other fees separately agreed to by the Company and the Administrative Agent (the "Administrative Fees").

          (c) All Fees shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, if and as appropriate, among the Lenders, except that the Administrative Agent Fees shall be paid pursuant to paragraph (b) above. Once paid, none of the Fees shall be refundable under any circumstances.

          SECTION 2.07. Repayment of Loans; Evidence of Debt. (a) Each Borrower hereby agrees that the outstanding principal balance of each Standby Loan or Local Currency Loan shall be payable on the Maturity Date (unless an earlier date is specified in the Local Currency Addendum relating to such Local Currency
Loan) and that the outstanding principal balance of each Competitive

Loan shall be payable on the last day of the Interest Period applicable thereto. Each Loan shall bear interest on the outstanding principal balance thereof as set forth in Section 2.08.

          (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Agreement.

          (c) The Administrative Agent shall (i) maintain accounts in which it will record (A) the amount of each Loan made hereunder, the currency of each Loan, the Borrower of each Loan, the Type of each Loan made and the Interest Period applicable thereto, (B) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (C) the amount of any sum received by the Administrative Agent hereunder from each Borrower and each Lender's share thereof and (ii) provide a summary to the Company in writing on a quarterly basis.

          (d) The entries made in the accounts maintained pursuant to paragraphs
(b) and (c) of this Section 2.07 shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligations of the Borrowers to repay the Loans in accordance with their terms.

          SECTION  2.08.  Interest on Loans.  (a) Subject to the  provisions  of
Section 2.09, the Loans comprising each Eurocurrency Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to (i) in the case of each Eurocurrency Standby Loan, the LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Percentage from time to time in effect, (ii) in the case of each Eurocurrency Competitive Loan, the LIBO Rate for the Interest Period in effect for such Borrowing plus the Margin offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03 and (iii) in the case of each Eurocurrency Local Currency Loan, the LIBO Rate for the Interest Period in effect for such Loan plus any spread specified in the applicable Local Currency Addendum (or, if no such spread shall be specified, the Applicable Percentage).

          (b) Subject to the provisions of Section 2.09, the Loans comprising each ABR Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be, for periods during which the Alternate Base Rate is determined by reference to the Prime Rate and 360 days for other periods) at a rate per annum equal to the Alternate Base Rate.

          (c) Subject to the provisions of Section 2.09, each Fixed Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the fixed rate of interest offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03.

          (d) Subject to the provisions of Section 2.09, any Local Currency Loan that is not a Eurocurrency Loan shall bear interest at the rate or rates per annum set forth in the applicable Local Currency Addendum.

          (e) Interest on each Loan shall be payable on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement or in an applicable Local Currency Addendum. The applicable LIBO Rate or Alternate Base Rate for each Interest Period or day within an

Interest Period, as the case may be, shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

          SECTION 2.09. Default Interest. If a Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, whether by scheduled maturity, notice of prepayment, acceleration or otherwise, such Borrower shall on demand from time to time from the Administrative Agent pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed as provided in Section 2.08(b)) equal to the Alternate Base Rate plus 2% (or, in the case of Local Currency Loans, such other rate as may be specified in the applicable Local Currency Addendum).

          SECTION 2.10. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurocurrency Borrowing, the Administrative Agent shall have determined (i) that deposits in the currency and principal amounts of the Eurocurrency Loans comprising such Borrowing are not generally available in the London market or (ii) that reasonable means do not exist for ascertaining the LIBO Rate, the Administrative Agent shall, as soon as practicable thereafter, give telecopy notice of such determination to the Company and applicable Borrower and the Lenders. In the event of any such determination under clauses
(i) or (ii) above, until the Administrative Agent shall have advised the Company and the Lenders that the circumstances giving rise to such notice no longer exist, (x) any request by a Borrower for a Eurocurrency Competitive Loan pursuant to Section 2.03 shall be of no force and effect and shall be denied by the Administrative Agent, (y) any request by a Borrower for a Eurocurrency Standby Loan pursuant to Section 2.04(a) shall be deemed to be a request for an ABR Borrowing and (z) any request for a Eurocurrency Local Currency Loan pursuant to Section 2.04(b) and to a Local Currency Addendum shall be deemed to be a request for a Local Currency Loan bearing interest by reference to the rate specified in the applicable Local Currency Addendum (provided that if the requested Eurocurrency Local Currency Loan was to be made pursuant to a Local Currency Addendum in which no rate is specified such request shall be of no force and effect and shall be denied by the Administrative Agent). In the event the Required Lenders notify the Administrative Agent that the rates at which Dollar deposits are being offered will not adequately and fairly reflect the cost to such Lenders of making or maintaining Eurocurrency Loans in Dollars during such Interest Period, the Administrative Agent shall notify the applicable Borrower of such notice and until the Required Lenders shall have advised the Administrative Agent that the circumstances giving rise to such notice no longer exist, any request by such Borrower for a Eurocurrency Standby Loan shall be deemed a request for an ABR Borrowing. Each determination by the Administrative Agent hereunder shall be made in good faith and shall be conclusive absent manifest error.

          SECTION 2.11. Termination and Reduction of Commitments. (a) The Commitments shall be automatically terminated on the Maturity Date; provided, however, that if the Effective Date does not occur on or before December 31, 1996, the Commitments shall terminate on such date.

          (b) Upon at least three Business Days' prior irrevocable telecopy notice to the Administrative Agent, the Company may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Commitment; provided, however, that (i) each partial reduction of the Total Commitment shall be in an integral multiple of $10,000,000 and in a minimum principal amount of $50,000,000 and (ii) no such termination or reduction shall be made (A) which would reduce the Total Commitment to an amount less than the sum of the aggregate Standby Credit Exposures and the Competitive Loan Exposures or (B) which would reduce any Lender's Commitment to an amount that is less than such Lender's Standby Credit Exposure.

          (c) Each reduction in the Total Commitment hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. The Borrowers shall pay to the Administrative Agent for the account of the Lenders, on the date of each reduction or termination of the Total Commitment, the Facility Fees on the amount of the Commitments terminated accrued through the date of such termination or reduction.

          SECTION 2.12. Prepayment. (a) Each Borrower shall have the right at any time and from time to time to prepay any Standby Borrowing or Local Currency Borrowing, as the case may be, in whole or in part, upon giving telecopy notice (or telephone notice promptly confirmed by telecopy) to the Administrative
Agent: (i) before 10:00 a.m., New York City time, three Business Days prior to prepayment, in the case of Eurocurrency Standby Loans, and (ii) before 10:00 a.m., New York City time, one Business Day prior to prepayment, in the case of ABR Standby Loans and (iii) in the case of Local Currency Loans, by such time as shall be specified in the applicable Local Currency Addendum; provided, however, that each partial prepayment shall be in an amount which is (x) in the case of any Standby Borrowing, an integral multiple of $10,000,000 and not less than $50,000,000, and (ii) in the case of any Local Currency Borrowing, an amount in which prepayments are permitted to be made under the applicable Local Currency Addendum. No prepayment may be made in respect of any Competitive Borrowing.

          (b) On the date of any termination or reduction of the Commitments pursuant to Section 2.11, the Borrowers shall pay or prepay so much of the Standby Borrowings as shall be necessary in order that the aggregate sum of the Competitive Loan Exposures and Standby Credit Exposures will not exceed the Total Commitment, after giving effect to such termination or reduction.

          (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, shall be irrevocable and shall commit the applicable Borrower to prepay such Borrowing (or portion thereof) by the amount stated therein on the date stated therein. All prepayments under this Section 2.12 shall be subject to Section 2.15 but otherwise without premium or penalty. All prepayments under this Section 2.12 shall be accompanied by accrued interest on the principal amount being prepaid to the date of payment.

          SECTION 2.13. Reserve Requirements; Change in Circumstances. (a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall result in the imposition, modification or applicability of any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by any Lender, or shall result in the imposition on (i) any Lender or the London interbank market of any other condition affecting this Agreement, (ii) such Lender's Commitment or (iii) any Eurocurrency Loan or Fixed Rate Loan made by such Lender, and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurocurrency Loan or Fixed Rate Loan or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise) by an amount reasonably deemed by such Lender to be material, then such additional amount or amounts as will compensate such Lender for such additional costs or reduction will be paid by the Borrowers to such Lender upon demand. Notwithstanding the foregoing, no Lender shall be entitled to request compensation under this paragraph with respect to any Competitive Loan if the change giving rise to such request was applicable to such Lender at the time of submission of the Competitive Bid pursuant to which such Competitive Loan was made.

          (b) If any Lender shall have determined that the adoption of any law, rule, regulation or guideline arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Lender's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on (i) such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement, (ii) such Lender's Commitment or (iii) the Loans made by such Lender pursuant hereto to a level below that which such Lender or such Lender's holding company could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then from time to time such additional amount or amounts as will compensate such Lender for such reduction will be paid by the Borrowers to such Lender.

          (c) A certificate of any Lender setting forth such amount or amounts as shall be necessary to compensate such Lender or its holding company, as applicable, as specified in paragraph (a) or (b) above, as the case may be, shall be delivered to the Company and shall be conclusive absent manifest error. The Borrowers shall pay such Lender the amount shown as due on any such certificate delivered by it within 10 days after its receipt of the same.

          (d) Failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any period shall not constitute a waiver of such Lender's right to demand compensation with respect to such period or any other period; provided, however, that no Lender shall be entitled to compensation under this Section 2.13 for any costs incurred or reductions suffered with respect to any date unless it shall have notified the Company that it will demand compensation for such costs or reductions under paragraph (c) above not more than 90 days after the later of (i) such date and (ii) the date on which it shall have become aware of such costs or reductions. The protection of this Section shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, guideline or other change or condition which shall have occurred or been imposed.

          SECTION 2.14. Change in Legality. (a) Notwithstanding any other provision herein, if any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender or any of its Affiliates which shall be party to a Local Currency Addendum to make or maintain any Eurocurrency Loan or Local Currency Loan or to give effect to its obligations as contemplated hereby with respect to any Eurocurrency Loan or Local Currency Loan, or shall limit the convertibility into Dollars of any Local Currency (or make such conversion commercially impracticable), then, by written notice to the Company and to the Administrative Agent, such Lender may:

          (i) declare that Eurocurrency Loans or Loans in any affected Local Currency will not thereafter be made by such Lender hereunder, whereupon such Lender shall not submit a Competitive Bid in response to a request for a Eurocurrency Competitive Loan, any request for a Eurocurrency Standby Loan shall, as to such Lender only, be deemed a request for an ABR Loan, and any request for a Local Currency Borrowing in such Local Currency shall be disregarded, unless such declaration shall be subsequently withdrawn; and

          (ii) require that all outstanding Eurocurrency Loans in Dollars made by it be converted to ABR Loans and that all outstanding Local Currency Loans made by it in the affected Local Currency be promptly prepaid, in which event all such Eurocurrency Loans in Dollars shall be automatically converted to ABR Loans as of the effective date of such notice as provided in paragraph (b) below and all such Local Currency Loans shall be promptly prepaid.

In the event any Lender shall exercise its rights under subparagraph (i) or (ii) above with respect to Eurocurrency Loans in Dollars, all payments and prepayments of principal which would otherwise have been applied to repay the Eurocurrency Loans that would have been made by such Lender or the converted Eurocurrency Loans, of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurocurrency Loans.

          (b) For purposes of this Section 2.14, a notice by any Lender shall be effective as to each Eurocurrency Loan or Local Currency Loan, if lawful, on the last day of the Interest Period currently applicable to such Eurocurrency Loan or Local Currency Loan; in all other cases such notice shall be effective on the date of receipt.

          SECTION 2.15. Indemnity. The Borrowers shall indemnify each Lender against any out-of-pocket loss or expense which such Lender may sustain or incur as a consequence of (a) any failure to borrow or to refinance, convert or continue any Loan hereunder after irrevocable notice of such borrowing, refinancing, conversion or continuation has been given pursuant to Section 2.03,
2.04 or 2.05 or pursuant to any Local Currency Addendum, (b) any payment, prepayment or conversion, or assignment required under Section 2.20, of a Eurocurrency Loan required by any other provision of this Agreement or otherwise made or deemed made on a date other than the last day of the Interest Period, if any, applicable thereto, (c) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, whether by scheduled maturity, acceleration, irrevocable notice of prepayment or otherwise) or (d) the occurrence of any Event of Default, including, in each such case, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurocurrency Loan or Local Currency Loan. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by such Lender, of (i) its cost of obtaining the funds for the Loan being paid, prepaid, refinanced or not borrowed (assumed to be the LIBO Rate applicable thereto) for the period from the date of such payment, prepayment, refinancing or failure to borrow or refinance to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow or refinance the Interest Period for such Loan which would have commenced on the date of such failure) over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid or not borrowed or refinanced for such period or Interest Period, as the case may be. A certificate of any Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section shall be delivered to such Borrower and shall be conclusive absent manifest error.

          SECTION 2.16.  Pro Rata  Treatment.  Except as required under Sections
2.14 and 2.20, each payment or prepayment of principal of any Standby Borrowing, each payment of interest on the Standby Loans, each payment of the Facility Fees, each reduction of the Commitments and each refinancing or conversion of any Standby Borrowing with a Standby Borrowing of any Type, shall be allocated pro rata among the Lenders in accordance with their respective Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Standby Loans). Each payment of principal of any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amounts of their outstanding Competitive Loans comprising such Borrowing. Each payment of interest on any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective amounts of accrued and unpaid interest on their outstanding Competitive Loans comprising such Borrowing. For purposes of determining the Available Commitments of the Lenders at any time, each outstanding Competitive Borrowing shall be deemed to have utilized the Commitments of the Lenders (including those Lenders which shall not have made Loans as part of such Competitive Borrowing) pro rata in accordance with such respective Commitments. Each Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing to the next higher or lower whole Dollar amount.

          SECTION 2.17. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Standby Loan or Loans as a result of which the unpaid principal portion of its Standby Loans shall be proportionately less than the unpaid principal portion of the Standby Loans of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Standby Loans of such other Lender, so that the aggregate unpaid principal amount of the Standby Loans and participations in the Standby Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Standby Loans then outstanding as the principal amount of its Standby Loans prior to such exercise of banker's lien, setoff or counterclaim or other event was to the principal amount of all Standby Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that, if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.17 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. Any Lender holding a participation in a Standby Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing to such Lender by reason thereof as fully as if such Lender had made a Standby Loan in the amount of such participation.

          SECTION 2.18. Payments. (a) The Borrowers shall make each payment (including principal of or interest on any Borrowing and any Fees or other amounts) hereunder from an account in the United States not later than 12:00 noon, local time at the place of payment, on the date when due, without setoff or counterclaim, in immediately available funds to the Administrative Agent at its offices at 270 Park Avenue, New York, New York (or, in the case of Local Currency Loans, such other time and place as shall be specified in the applicable Local Currency Addendum). Each such payment (other than principal of and interest on Local Currency Loans which shall be made in the Local Currency of such Local Currency Loan) shall be made in Dollars.

          (b) Whenever any payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or Fees, if applicable.

          SECTION 2.19. Taxes. (a) Any and all payments to the Lenders hereunder shall be made, in accordance with Section 2.18, free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes imposed on the income of the Administrative Agent or any Lender (or any transferee or assignee thereof, including a participation holder (any such entity a "Transferee")) and (ii) franchise taxes imposed on the income, assets or net worth of the Administrative Agent, or any Lender (or Transferee), in each case by the jurisdiction under the laws of which the Administrative Agent or such Lender (or Transferee) is organized or doing business (other than as a result of entering into this Agreement, performing any obligations hereunder, receiving any payments hereunder or enforcing any rights hereunder), or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities, collectively or individually, "Taxes"). If any Borrower shall be required to deduct any Taxes from or in respect of any sum payable hereunder to any Lender (or any Transferee) or the Administrative Agent, (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.19) such Lender (or Transferee), the Administrative Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

          (b) In addition, the Borrowers shall pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

          (c) The Borrowers shall indemnify each Lender (or Transferee), and the Administrative Agent for the full amount of Taxes and Other Taxes paid by such Lender (or Transferee) or the Administrative Agent, as the case may be, and any liability (including penalties, interest and expenses (including reasonable attorney's fees and expenses)) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability prepared by a Lender (or Transferee) or the Administrative Agent on its behalf, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date any Lender (or Transferee) or the Administrative Agent, as the case may be, makes written demand therefor, which written demand shall be made within 60 days of the date such Lender (or Transferee) or the Administrative Agent receives written demand for payment of such Taxes or Other Taxes from the relevant Governmental Authority.

          (d) If a Lender (or Transferee) or the Administrative Agent shall become aware that it is entitled to claim a refund from a Governmental Authority in respect of Taxes or Other Taxes as to which it has been indemnified by the Borrowers, or with respect to which the Borrowers have paid additional amounts, pursuant to this Section 2.19, it shall promptly notify the Borrowers of the availability of such refund claim and shall, within 30 days after receipt of a request by the Borrowers, make a claim to such Governmental Authority for such refund at the Borrowers' expense. If a Lender (or Transferee) or the Administrative Agent receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) in respect of any Taxes or Other Taxes as to which it has been indemnified by the Borrowers or with respect to which the Borrowers have paid additional amounts pursuant to this Section 2.19, it shall within 30 days from the date of such receipt pay over such refund to the Borrowers (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrowers under this Section 2.19 with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of such Lender (or Transferee) or the Administrative Agent and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund);

provided, however, that the Borrowers, upon the request of such Lender (or Transferee) or the Administrative Agent, agree to repay the amount paid over to the Borrowers (plus penalties, interest or other charges) to such Lender (or Transferee) or the Administrative Agent in the event such Lender (or Transferee), such Issuing Bank or the Administrative Agent is required to repay such refund to such Governmental Authority.

          (e) As soon as practicable after the date of any payment of Taxes or Other Taxes by the Borrowers to the relevant Governmental Authority, the Borrowers will deliver to the Administrative Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt issued by such Governmental Authority evidencing payment thereof.

          (f) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.19 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

          (g) Each Lender (or Transferee) that is organized under the laws of a jurisdiction other than the United States, any State thereof or the District of Columbia (a "Non-U.S. Lender") shall deliver to the Company and the Administrative Agent two copies of either United States Internal Revenue Service Form 1001 or Form 4224, or, in the case of a Non-U.S. Lender claiming exemption from U.S. Federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a Form W-8, or any subsequent versions thereof or successors thereto (and, if such Non-U.S. Lender delivers a Form W-8, a certificate representing that such Non-U.S. Lender is not a bank for purposes of Section 881(c) of the Code, is not a 10 percent shareholder (within the meaning of Section 871(h)(3)(B) of the Code) of the Company and is not a controlled foreign corporation related to the Company (within the meaning of Section 864(d)(4) of the Code)), properly completed and duly executed by such Non-U.S. Lender claiming complete exemption from, or reduced rate of, U.S. Federal withholding tax on payments by the Company under this Agreement. Such forms shall be delivered by each Non-U.S. Lender on or before the date it becomes a party to this Agreement (or, in the case of a Transferee that is a participation holder, on or before the date such participation holder becomes a Transferee hereunder) and on or before the date, if any, such Non-U.S. Lender changes its applicable lending office by designating a different lending office (a "New Lending Office"). In addition, each Non-U.S. Lender shall deliver such forms promptly upon the obsolescence or invalidity of any form previously delivered by such Non-U.S. Lender. Notwithstanding any other provision of this
Section 2.19(g), a Non-U.S. Lender shall not be required to deliver any form pursuant to this Section 2.19(g) that such Non-U.S. Lender is not legally able to deliver.

          (h) The Company shall not be required to indemnify any Non-U.S. Lender, or to pay any additional amounts to any Non-U.S. Lender, in respect of United States Federal withholding tax pursuant to paragraph (a) or (c) above to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to this Agreement (or, in the case of a Transferee that is a participation holder, on the date such participation holder became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Non-U.S. Lender designated such New Lending Office with respect to a Loan; provided, however, that this clause (i) shall not apply to any Transferee or New Lending Office that becomes a Transferee or New Lending Office as a result of an assignment, participation, transfer or designation made at the request of the Company; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any Transferee, or Lender (or Transferee) through a New Lending Office, would be entitled to receive (without regard to this clause (i)) do not exceed the indemnity payment or additional amounts that the person making the assignment, participation or transfer to such Transferee, or Lender (or Transferee) making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (g) above.

          (i) Any Lender (or Transferee) claiming any indemnity payment or additional amounts payable pursuant to this Section 2.19 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document reasonably requested in writing by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such indemnity payment or additional amounts that may thereafter accrue and would not, in the determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

          (j) Nothing contained in this Section 2.19 shall require any Lender (or Transferee) or the Administrative Agent to make available any of its tax returns (or any other information that it deems to be confidential or proprietary).

          SECTION 2.20. Duty to Mitigate; Assignment of Commitments Under Certain Circumstances. (a) Any Lender (or Transferee) claiming any additional amounts payable pursuant to Section 2.13 or Section 2.19 or exercising its rights under Section 2.14 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue or avoid the circumstances giving rise to such exercise and would not, in the determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

          (b) In the event that any Lender shall have delivered a notice or certificate pursuant to Section 2.13 or 2.14, or the Company shall be required to make additional payments to any Lender under Section 2.19, the Company shall have the right, at its own expense, upon notice to such Lender and the Administrative Agent, to require such Lender to transfer and assign without recourse (in accordance with and subject to the restrictions contained in
Section  9.04) all  interests,  rights and  obligations  contained  hereunder to another financial institution approved by the Administrative Agent (which approval shall not be unreasonably withheld) which shall assume such obligations; provided that (i) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority and (ii) the assignee or the Company, as the case may be, shall pay to the affected Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on the Loans made by it hereunder and all other amounts accrued for its account or owed to it hereunder.

          SECTION 2.21. Terms of Local Currency Facilities. (a) The Company may in its discretion from time to time elect to borrow, or elect that one or more Borrowing Subsidiaries may borrow, Local Currency Loans on a revolving basis from any one or more Local Currency Lenders, with the consent of each such Local Currency Lender in its sole discretion, by delivering a Local Currency Addendum to the Administrative Agent and the Local Currency Lenders (through the Administrative Agent), executed by the Company, each such Borrowing Subsidiary and each such Local Currency Lender; provided, however, that on the effective date of such election, and after giving effect thereto, (i) an Exchange Rate with respect to each Local Currency covered by such Local Currency Addendum shall be determinable by reference to the Reuters currency pages (or comparable publicly available screen), (ii) no Default or Event of Default shall have occurred and be continuing and (iii) the aggregate amount of all Local Currency Facility Maximum Borrowing Amounts under all Local Currency Addenda at the time in effect shall not exceed $350,000,000. Each Borrower and, by agreeing to any Local Currency Addendum, each relevant Local Currency Lender, acknowledges and agrees that each reference in this Agreement to any Lender shall, to the extent applicable, be deemed to be a reference to such Local Currency Lender, subject to the second sentence of the definition of such term.

          (b) Each Local Currency Addendum shall set forth (i) the maximum amount (expressed in Dollars and without duplication) available to be borrowed from all Local Currency Lenders under such Local Currency Addendum (as the same may be reduced from time to time pursuant to Section 2.22(c) or (d), a "Local Currency Facility Maximum Borrowing Amount") and (ii) with respect to each Local Currency Lender party to such Local Currency Addendum, the maximum amount (expressed in Dollars and without duplication) available to be borrowed from such Local Currency Lender thereunder (as the same may be reduced from time to time pursuant to Section 2.22(c) or (d), a "Local Currency Lender Maximum Borrowing Amount"). In no event shall the aggregate of all Local Currency Lender Maximum Borrowing Amounts in respect of any Local Currency Lender at any time exceed such Lender's Commitment. Except as provided in Section 2.21(c), the making of Local Currency Loans by a Local Currency Lender under a Local Currency Addendum shall under no circumstances reduce the amount available to be borrowed from such Lender under any other Local Currency Addendum to which such Lender is a party.

          (c) Except as otherwise required by applicable law, in no event shall the Local Currency Lenders have the right to accelerate the Local Currency Loans outstanding under any Local Currency Addendum, or to terminate their commitments (if any) thereunder to make Local Currency Loans prior to the stated termination date in respect thereof, except that such Local Currency Lenders shall, in each case, have such rights upon an acceleration of the Loans and a termination of the Commitments pursuant to Article VI, respectively. No Local Currency Loan may be made if (i) an Exchange Rate with respect to such Local Currency cannot be determined, (ii) a Default or an Event of Default shall have occurred and be continuing or would result therefrom or (iii) after giving effect thereto, (A) the sum of the aggregate principal amount of the Dollar Loans (other than Competitive Loans) and Local Currency Loans (Dollar Equivalent) of any Lender (and the Affiliates of such Lender that are Local Currency Lenders) then outstanding would exceed such Lender's Commitment, (B) the Dollar Equivalent of the aggregate principal amount of outstanding Local Currency Loans denominated in a specified Local Currency would exceed the applicable Local Currency Facility Maximum Borrowing Amount or (C) the sum of the aggregate Standby Credit Exposures and the aggregate Competitive Loan Exposures would exceed the Total Commitment.

          (d) The applicable Borrower and the applicable Local Currency Lenders, or, if so specified in the relevant Local Currency Addendum, an agent acting on their behalf, shall furnish to the Administrative Agent, promptly following the making, payment or prepayment of each Local Currency Loan, and at any other time at the request of the Administrative Agent, a statement setting forth the outstanding Local Currency Loans made under such Local Currency Addendum.

          (e) The applicable Borrower shall furnish to the Administrative Agent copies of any amendment, supplement or other modification to the terms of any Local Currency Addendum promptly after the effectiveness thereof.

          (f) The Company may terminate any Local Currency Addendum, if there are not any Loans outstanding thereunder, in its sole discretion (or, if there are Loans outstanding thereunder, with the consent of each Local Currency Lender party thereto), by written notice to the Administrative Agent, which notice shall be executed by the Company, each relevant Borrowing Subsidiary and, if their consent is required, each such Local Currency Lender. Once notice of such termination is received by the Administrative Agent, such Local Currency Addendum and the loans and other obligations outstanding thereunder shall immediately cease to be subject to the terms of this Agreement.

          SECTION 2.22. Currency Fluctuations, etc. (a) Not later than 1:00 p.m., New York City time, on each Calculation Date, the Administrative Agent shall (i) determine the Exchange Rate as of such Calculation Date with respect to each Local Currency covered by a Local Currency Addendum and (ii) give notice thereof to the Lenders, the Company and the relevant Borrowing Subsidiaries. The Exchange Rates so determined shall become effective on the first Business Day immediately following the relevant Calculation Date (a "Reset Date") and shall remain effective until the next succeeding Reset Date.

          (b) Not later than 5:00 p.m., New York City time, on each Reset Date and each Borrowing Date, the Administrative Agent shall (i) determine the Dollar Equivalent of the Local Currency Loans then outstanding (after giving effect to any Local Currency Loans to be made or repaid on such date) and (ii) notify the Lenders, the Company and the relevant Borrowing Subsidiaries of the results of such determination.

          (c) If, on any Reset Date or any Borrowing Date (after giving effect to (i) any Loans to be made or repaid on such date and (ii) any amendment, supplement or other modification to any Local Currency Addendum effective on such date of which the Administrative Agent has received notice), the aggregate outstanding Dollar Standby Extensions of Credit of any Lender exceeds the Dollar Standby Credit Overage of such Lender (the amount of such excess being called the "Dollar Standby Credit Excess"), then such Lender's Local Currency Lender Maximum Borrowing Amount under each Local Currency Addendum to which such Lender is a party shall be reduced on such date by an amount equal to the product of such Dollar Standby Credit Excess times a fraction, the numerator of which shall equal the Local Currency Lender Maximum Borrowing Amount under such Local Currency Addendum and the denominator of which shall equal the aggregate of the Local Currency Lender Maximum Borrowing Amounts of such Lender. After giving effect to any such reduction in Local Currency Lender Maximum Borrowing Amounts, the Local Currency Facility Maximum Borrowing Amount with respect to each Local Currency Addendum shall, in turn, be reduced to an amount equal to the aggregate of the Local Currency Lender Maximum Borrowing Amounts of all Lenders party to such Local Currency Addendum. Reductions in Local Currency Facility Maximum Borrowing Amounts and Local Currency Lender Maximum Borrowing Amounts pursuant to this Section 2.22(c) shall be effective until the amount thereof shall be recalculated by the Administrative Agent on the next succeeding Reset Date or Borrowing Date, and shall not be deemed to reduce the stated amount of any commitment of any Local Currency Lender in respect of any Local Currency Addendum.

          (d) If, on any Reset Date or Borrowing  Date (after  giving  effect to
(i) any Loans to be made or repaid on such date, (ii) any amendment, supplement or other modification to any Local Currency Addendum effective on such date of which the Administrative Agent has received notice and (iii) any reduction in the Local Currency Facility Maximum Borrowing Amounts pursuant to Section 2.22(c) effective on such date), the sum of (A) the aggregate outstanding Dollar Standby Extensions of Credit of all the Lenders and (B) the aggregate Competitive Loan Exposures exceed the Dollar Facility Overage (the amount of such excess being called the "Dollar Facility Excess"), then the Local Currency Facility Maximum Borrowing Amount under each Local Currency Addendum shall be reduced on such date by an amount equal to the product of such Dollar Facility Excess times a fraction, the numerator of which shall equal the Local Currency Facility Maximum Borrowing Amount under such Local Currency Addendum and the denominator of which shall equal the aggregate of the Local Currency Facility Maximum Borrowing Amounts with respect to all Local Currency Addenda. Each such

                                                                              32
reduction in the Local Currency Facility Maximum Borrowing Amount under a Local Currency Addendum shall, in turn, reduce the respective Local Currency Lender Maximum Borrowing Amounts of each Local Currency Lender party to such Local Currency Addendum, pro rata on the basis of the respective Local Currency Lender Maximum Borrowing Amounts of such Local Currency Lenders immediately prior to such reduction. Reductions in Local Currency Facility Maximum Borrowing Amounts and Local Currency Lender Maximum Borrowing Amounts pursuant to this Section 2.22(d) shall be effective until the amount thereof shall be recalculated by the Administrative Agent on the next succeeding Reset Date or Borrowing Date, and shall not be deemed to reduce the stated amount of any commitment of any Local Currency Lender in respect of any Local Currency Addendum.

          (e) If, on any Reset Date, the Dollar Equivalent of the Local Currency Loans outstanding under a Local Currency Addendum exceeds 105% of the Local Currency Facility Maximum Borrowing Amount with respect thereto (after giving effect to any reductions therein effected pursuant to Section 2.22(c) or (d) on such date), then the relevant Borrower shall, within three Business Days after notice thereof from the Administrative Agent, (i) increase the Local Currency Facility Maximum Borrowing Amount with respect to such Local Currency Facility in accordance with Section 2.21(e) and/or (ii) prepay Local Currency Loans, in either case in an aggregate amount such that, after giving effect thereto, (x) the Dollar Equivalent of all such Local Currency Loans shall be equal to or less than such Local Currency Facility Maximum Borrowing Amount and (y) the Dollar Equivalent of the Local Currency Loans of each relevant Local Currency Lender shall be equal to or less than such Local Currency Lender's Local Currency Lender Maximum Borrowing Amount with respect to such Local Currency Addendum.

          (f) If, on any Reset Date, the Standby Credit Exposure of any Lender exceeds 105% of such Lender's Commitment, then, within three Business Days after notice thereof from the Administrative Agent, the Company shall prepay and/or cause the relevant Borrowing Subsidiaries to prepay the Loans in accordance with this Agreement, in an aggregate amount such that, after giving effect thereto, the Standby Credit Exposure of such Lender shall be equal to or less than such Lender's Standby Credit Commitment.

          (g) The Administrative Agent shall promptly notify the relevant Lenders of the amount of any reductions in Local Currency Facility Maximum Borrowing Amounts or Local Currency Lender Maximum Borrowing Amounts required pursuant to this Section 2.22.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

       Each Borrower represents and warrants to each of the Lenders that:

                  SECTION 3.01. Organization; Powers. Each Borrower and each of the Restricted Subsidiaries (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has all requisite power and authority to own its property and assets and to carry on its business as now conducted and as proposed to be conducted, (c) is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not result in a Material Adverse Effect, and (d) in the case of each Borrower, has the corporate power and authority to execute, deliver and perform its obligations under the Loan Documents and to borrow hereunder and thereunder.

                  SECTION 3.02. Authorization. The execution, delivery and performance by the Borrowers of this Agreement, the promissory notes, if any, issued pursuant to Section 9.04(i) and each Local Currency Addendum (and by the Borrowing Subsidiaries of each Borrowing Subsidiary Agreement) and the Borrowings hereunder (collectively, the "Transactions") (a) have been duly authorized by all requisite corporate action and (b) will not (i) violate (A) any provision of any law, statute, rule or regulation (including the Margin Regulations) or of the certificate of incorporation or other constitutive documents or by-laws of the Borrowers, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which any Borrower is a party or by which it or any of its property is or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any such indenture, agreement or other instrument or (iii) result in the creation or imposition of any lien upon any property or assets of any Borrower.

                  SECTION 3.03. Enforceability. This Agreement and each Loan Document to which a Borrower is a party constitutes a legal, valid and binding obligation of each such Borrower enforceable in accordance with its terms.

                  SECTION 3.04. Governmental Approvals. No action, consent or approval of, registration or filing with or other action by any Governmental Authority, other than those which have been taken, given or made, as the case may be, is or will be required with respect to any Borrower in connection with the Transactions.

                  SECTION 3.05. Financial Statements. (a) The Company has heretofore furnished to the Administrative Agent and the Lenders copies of its consolidated balance sheet and statements of income, cash flow and stockholders' equity as of and for the year ended December 31, 1995, and the nine months ended September 30, 1996. Such financial statements present fairly, in all material respects, the consolidated financial condition and the results of operations of the Company and the Subsidiaries as of such dates and for such periods in accordance with GAAP or SAP, as requested.

                  (b) As of the date hereof, there has been no material adverse change in the consolidated financial condition of the Company and the Subsidiaries taken as a whole from the financial condition reported in the financial statements referenced in paragraph (a) of this Section 3.05.

                  SECTION 3.06. Litigation; Compliance with Laws. (a) There are no actions, proceedings or investigations filed or (to the knowledge of the Borrowers) threatened against any Borrower or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal which question the validity or legality of this Agreement, the Transactions or any action taken or to be taken pursuant to this Agreement and no order or judgment has been issued or entered restraining or enjoining any Borrower or any Subsidiary from the execution, delivery or performance of this Agreement nor is there any other action, proceeding or investigation filed or (to the knowledge of any Borrower or any Subsidiary) threatened against any Borrower or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal which would be reasonably likely to result in a Material Adverse Effect or materially restrict the ability of any Borrower to comply with its obligations under the Loan Documents.

                  (b) Neither any Borrower nor any Subsidiary is in violation of any law, rule or regulation (including any law, rule or regulation relating to the protection of the environment or to employee health or safety), or in default with respect to any judgment, writ, injunction or decree of any Governmental Authority, where such violation or default would be reasonably likely to result in a Material Adverse Effect.

                  (c) No exchange control law or regulation materially restricts any Borrower from complying with its obligations in respect of any Loan or otherwise under this Agreement or any Local Currency Addendum.

                  SECTION 3.07. Federal Reserve Regulations. (a) Neither any Borrower nor any Subsidiary that will receive proceeds of the Loans hereunder is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

                  (b) No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase or carry Margin Stock or to refund indebtedness originally incurred for such purpose, or for any other purpose which entails a violation of, or which is inconsistent with, the provisions of the Margin Regulations.

                  SECTION 3.08. Investment Company Act; Public Utility Holding Company Act. No Borrower is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 (the "1940 Act") or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935. While certain subsidiaries of Hartford Life Insurance Company are "investment companies" as defined in the 1940 Act, the transactions contemplated by this Agreement will not violate or require any approval under such Act or any regulations promulgated pursuant thereto.

                  SECTION 3.09. Use of Proceeds. All proceeds of the Loans shall be used for the purposes referred to in the recitals to this Agreement.

                  SECTION 3.10. Full Disclosure; No Material Misstatements. None of the representations or warranties made by any Borrower in connection with this Agreement as of the date such representations and warranties are made or deemed made, and no report, financial statement or other information furnished by or on behalf of any Borrower to the Administrative Agent or any Lender pursuant to or in connection with this Agreement or the credit facilities established hereby, contains or will contain any material misstatement of fact or omits or will omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were or will be made, not misleading.

                  SECTION 3.11. Taxes. Each Borrower and each of the Restricted Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which are required to be filed by them, and have paid or caused to be paid all taxes shown to be due and payable on such returns or on any assessments received by any of them, other than any taxes or assessments, the validity of which is being contested in good faith by appropriate proceedings and with respect to which appropriate accounting reserves have to the extent required by GAAP or SAP, as applicable, been set aside.

                  SECTION 3.12.  Employee  Pension  Benefit  Plans.  The present aggregate value of accumulated benefit obligations of all unfunded and underfunded pension plans of the Company and its Subsidiaries (based on those assumptions used for disclosure in corporate financial statements in accordance with GAAP or SAP, as applicable) did not, as of December 31, 1994, exceed by more than $70,000,000 the value of the assets of all such plans. In these cases the Company has recorded book reserves to meet the obligations.

                                   ARTICLE IV

                              CONDITIONS OF LENDING

                  The obligations of the Lenders to make Loans hereunder are subject to the satisfaction of the following conditions:

                  SECTION 4.01.  All Borrowings.  On the date of each Borrowing:

                  (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or Section 2.04, as applicable.

                  (b) The representations and warranties set forth in Article III hereof shall be true and correct in all material respects on and as of the date of such Borrowing with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

                  (c) At the time of and immediately after such Borrowing no Event of Default or Default shall have occurred and be continuing.

Each Borrowing shall be deemed to constitute a representation and warranty by each Borrower on the date of such Borrowing as to the matters specified in paragraphs (b) and (c) of this Section 4.01.

                  SECTION 4.02.  Effective Date.  On the Effective Date:

                  (a) The Administrative Agent shall have received a favorable written opinion of Michael S. Wilder, Esq., dated the Effective Date and addressed to the Lenders and satisfactory to the Lenders, the Administrative Agent and Cravath, Swaine & Moore, counsel for the Administrative Agent, to the effect set forth in Exhibit D hereto.

                  (b) The Administrative Agent shall have received (i) a copy of the certificate of incorporation, including all amendments thereto, of the Company, certified as of a recent date by the Secretary of State of its state of incorporation, and a certificate as to the good standing of the Company as of a recent date from such Secretary of State; (ii) a certificate of the Secretary or an Assistant Secretary of the Company dated the Effective Date and certifying
(A) that attached thereto is a true and complete copy of the by-laws of the Company as in effect on the Effective Date and at all times since a date prior to the date of the resolutions described in clause (B) below, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Company authorizing the execution, delivery and performance of this Agreement and any other documents related to this Agreement and the Borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) that the certificate of incorporation referred to in clause (i) above has not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to such clause (i) and (D) as to the incumbency and specimen signature of each officer executing this Agreement or any other document delivered in connection herewith on behalf of the Company; and (iii) a certificate of another officer of the Company as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (ii) above.

                  (c) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Company, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 4.01.

                  (d) The principal of and accrued and unpaid interest on any loans outstanding under the Existing Credit Facility shall have been paid in full, all other amounts due in respect of the Existing Credit Facility shall have been paid in full and the commitments to lend under the Existing Credit Facility shall have been permanently terminated.

                  (e) The Administrative Agent shall have received any Fees or other amounts due and payable on or prior to the Effective Date.

                  SECTION 4.03. First Borrowing by Each Borrowing Subsidiary. On or prior to the first date on which Loans are made to any Borrowing
Subsidiary:

                  (a) The Lenders  shall have  received  the  favorable  written opinion of counsel with respect to such Borrowing Subsidiary satisfactory to the Administrative Agent, addressed to the Lenders and satisfactory to the Lenders, the Administrative Agent and Cravath, Swaine & Moore, counsel for the Administrative Agent, to the effect set forth in Exhibit D hereto.

                  (b) Each Lender shall have received a copy of the Borrowing Subsidiary Agreement executed by such Borrowing Subsidiary.


                                    ARTICLE V

                                    COVENANTS

                  A. Affirmative Covenants. Each Borrower covenants and agrees with each Lender and the Administrative Agent that so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other amounts payable hereunder shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will, and will cause each of the Subsidiaries to:

                  SECTION 5.01. Existence. Do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights and franchises, except as expressly permitted under Section 5.11; provided, however, that nothing in this Section shall prevent the abandonment or termination of the existence, rights or franchises of any Restricted Subsidiary or any rights or franchises of any Borrower if such abandonment or termination is in the best interests of the Borrowers and is not disadvantageous in any material respect to the Lenders.

                  SECTION 5.02. Business and Properties. In the case of the Borrowers and the Restricted Subsidiaries, comply in all material respects with all applicable laws, rules, regulations and orders of any Governmental Authority (including any of the foregoing relating to the protection of the environment or to employee health and safety), whether now in effect or hereafter enacted; and at all times maintain and preserve all property material to the conduct of its business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

                  SECTION 5.03. Financial Statements, Reports, etc. In the case of the Company, furnish to the Administrative Agent for distribution to each
Lender:

                  (a) within 120 days after the end of each fiscal year, its consolidated balance sheet and the related consolidated statements of income and cash flows showing its consolidated financial condition as of the close of such fiscal year and the consolidated results of its operations during such year, all audited by Arthur Andersen LLP or other independent certified public accountants of recognized national standing selected by the Company and accompanied by an opinion of such accountants to the effect that such consolidated financial statements fairly present its financial condition and results of operations on a consolidated basis in accordance with GAAP or SAP, as applicable (it being agreed that the requirements of this paragraph may be satisfied by the delivery pursuant to paragraph (f) below of an annual report on Form 10-K containing the foregoing);

                  (b) within 90 days after the end of each of the first three fiscal quarters of each fiscal year, its consolidated balance sheet and related consolidated statements of income and cash flows showing its consolidated financial condition as of the close of such fiscal quarter and the consolidated results of its operations during such fiscal quarter and the then elapsed portion of the fiscal year, all certified by one of its Financial Officers as fairly presenting its financial condition and results of operations on a consolidated basis in accordance with GAAP or SAP, as applicable, subject to normal year-end audit adjustments (it being agreed that the requirements of this paragraph may be satisfied by the delivery pursuant to paragraph (f) below of a quarterly report on Form 10-Q containing the foregoing);

                  (c) concurrently with any delivery of financial statements under paragraph (a) or (b) above, a certificate of a Financial Officer certifying that no Event of Default or Default has occurred or, if such an Event of Default or Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto;

                  (d) as soon as available and in any event within 90 days after the end of each fiscal year, (i) the Statement of Actuarial Opinion of each of the Restricted Subsidiaries for such fiscal year and as filed with the Applicable Insurance Regulatory Authority and (ii) the Annual Statement of each of the Restricted Subsidiaries for such fiscal year and as filed with the Applicable Insurance Regulatory Authority, together with, in the case of the statements delivered pursuant to clause (ii) above, a certificate of a Financial Officer to the effect that such statements present fairly the statutory assets, liabilities, capital and surplus, results of operations and cash flows of such Insurance Subsidiary in accordance with SAP;

                  (e) promptly after the same become publicly available, copies of all reports on forms 10-K, 10-Q and 8-K filed by it with the SEC, or any Governmental Authority succeeding to any of or all the functions of the SEC, or, in the case of the Company, copies of all reports distributed to its shareholders, as the case may be;

                  (f) promptly, from time to time, such other information as any Lender shall reasonably request through the Administrative Agent; and

                  (g) concurrently with any delivery of financial statements under paragraph (a) or (b) above, calculations of the financial tests referred to in Sections 5.10, 5.14 and 5.16.

                  SECTION 5.04. Insurance. In the case of the Borrowers and each Restricted Subsidiary, keep its insurable properties adequately insured at all times by financially sound and reputable insurers, and maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies similarly situated and in the same or similar businesses (it being understood that the Borrowers and the Restricted Subsidiaries may self-insure to the extent customary with companies similarly situated and in the same or similar businesses).

                  SECTION 5.05. Obligations and Taxes. In the case of the Company and each Restricted Subsidiary, pay and discharge promptly when due all taxes, assessments and governmental charges imposed upon it or upon its income or profits or in respect of its property, as well as all other material liabilities, in each case before the same shall become delinquent or in default and before penalties accrue thereon, unless and to the extent that the same are being contested in good faith by appropriate proceedings and adequate reserves with respect thereto shall, to the extent required by GAAP or SAP, as applicable, have been set aside.

                  SECTION 5.06. Litigation and Other Notices. Give the Administrative Agent prompt written notice of the following:

                  (a) the filing or commencement of, or any written threat or written notice of intention of any person to file or commence, any action, suit or proceeding which could reasonably be expected to result in a Material Adverse Effect;

                  (b) any Event of Default or Default, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto; and

                  (c)  any change in any of the Ratings.

                  SECTION 5.07. Maintaining Records; Access to Properties and Inspections. Maintain financial records in accordance with GAAP or SAP, as applicable, and, upon reasonable notice, at all reasonable times, permit any authorized representative designated by the Administrative Agent to visit and inspect the properties of the Company and of any Restricted Subsidiary and to discuss the affairs, finances and condition of the Company and the Restricted Subsidiaries with a Financial Officer of the Company and such other officers as the Company shall deem appropriate.

                  SECTION 5.08. Employee Benefits. (a) Comply in all material respects with the applicable provisions of ERISA and the Code and (b) furnish to the Administrative Agent and each Lender as soon as possible after, and in any event within 30 days after any Responsible Officer of any Borrower or any ERISA Affiliate knows that, any ERISA Event has occurred that, alone or together with any other ERISA Event known to have occurred, could reasonably be expected to result in liability of such Borrower in an aggregate amount exceeding $15,000,000 in any year, a statement of a Financial Officer of the Borrower setting forth details as to such ERISA Event and the action, if any, that such Borrower proposes to take with respect thereto.

                  SECTION 5.09. Use of Proceeds. Use the proceeds of the Loans only for the purposes set forth in the preamble to this Agreement.

                  SECTION 5.10. Risk-Based Capital Ratio. Maintain the ratio of Total Adjusted Capital to Risk-Based Capital (after covariance) at the end of each fiscal year of the Company and the Insurance Subsidiaries at a level equal to or greater than 1.25 to 1.00.

                  B. Negative Covenants. Each Borrower covenants and agrees with each Lender and the Administrative Agent that so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other amounts payable hereunder shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will not, and will not cause or permit any of the Subsidiaries to:

                  SECTION 5.11. Consolidations, Mergers, and Sales of Assets. In the case of the Company and the Restricted Subsidiaries, consolidate or merge with or into any other person or sell, lease or transfer all or substantially all of its property and assets, or agree to do any of the foregoing, unless (a) no Default or Event of Default has occurred and is continuing or would have occurred immediately after giving effect thereto, and (b) in the case of a consolidation or merger or transfer of assets involving the Company and in which the Company is not the surviving corporation or sells, leases or transfers all or substantially all of its property and assets, the surviving corporation or person purchasing, leasing or receiving such property and assets is organized in the United States of America or a state thereof and agrees to be bound by the terms and provisions applicable to the Company hereunder.

                  SECTION 5.12. Limitations on Liens. Create, incur, assume or permit to exist any Lien on any property or assets (including the capital stock of any Subsidiary) now owned or hereafter acquired by it, or sell or transfer or create any Lien on any income or revenues or rights in respect thereof; provided, however, that this covenant shall not apply to any of the following:

                  (a) any Lien on any property or asset hereafter acquired, constructed or improved by the Company or any Subsidiary which is created or assumed to secure or provide for the payment of any part of the purchase price of such property or asset or the cost of such construction or improvement, or any mortgage, pledge or other lien on any Lien on any property or asset existing at the time of acquisition thereof; provided, however, that such Lien shall not extend to any other property owned by the Company or any Subsidiary;

                  (b) any Lien existing upon any property or asset of a company which is merged with or into or is consolidated into, or substantially all the assets or shares of capital stock of which are acquired by, the Company or a Subsidiary, at the time of such merger, consolidation or acquisition; provided that such Lien does not extend to any other property or asset, other than improvements to the property or asset subject to such Lien;

                  (c) any pledge or deposit to secure payment of workers' compensation or insurance premiums, or in connection with tenders, bids, contracts (other than contracts for the payment of money) or leases;

                  (d) any pledge of, or other Lien upon, any assets as security for the payment of any tax, assessment or other similar charge by any Governmental Authority or public body, or as security required by law or governmental regulation as a condition to the transaction of any business or the exercise of any privilege or right;

                  (e) any Lien necessary to secure a stay of any legal or equitable process in a proceeding to enforce a liability or obligation contested in good faith by the Company or a Subsidiary or required in connection with the institution by the Company or a Subsidiary of any legal or equitable proceeding to enforce a right or to obtain a remedy claimed in good faith by the Company or a Subsidiary, or required in connection with any order or decree in any such proceeding or in connection with any contest of any tax or other governmental charge; or the making of any deposit with or the giving of any form of security to any governmental agency or any body  created or approved  by law or  governmental  regulation  in
         order  to  entitle   the   Company  or  a   Subsidiary   to   maintain
         self-insurance or to participate in any fund in connection with workers' compensation, unemployment insurance, old age pensions or other social security or to share in any provisions or other benefits provided for companies participating in any such arrangement or for liability on insurance of credits or other risks;

                  (f) any mechanics', carriers', workmen's, repairmen's, or other like Liens, if arising in the ordinary course of business, in respect of obligations which are not overdue or liability for which is being contested in good faith by appropriate proceedings;

                  (g) any Lien on property in favor of the United States of America, or of any agency, department or other instrumentality thereof, to secure partial, progress or advance payments pursuant to the provisions of any contract;

                  (h) any Lien securing indebtedness of a Subsidiary to the Company or a Subsidiary; provided that in the case of any sale or other disposition of such indebtedness by the Company or such Subsidiary, such sale or other disposition shall be deemed to constitute the creation of another Lien not permitted by this clause (h);

                  (i) any Lien affecting property of the Company or any Subsidiary securing indebtedness of the United States of America or a State thereof (or any instrumentality or agency of either thereof) issued in connection with a pollution control or abatement program required in the opinion of the Company to meet environmental criteria with respect to operations of the Company or any Subsidiary and the proceeds of which indebtedness have financed the cost of acquisition of such program;

                  (j) the renewal, extension, replacement or refunding of any mortgage, pledge, lien, deposit, charge or other encumbrance permitted by the foregoing provisions of this covenant upon the same property theretofore subject thereto, or the renewal, extension, replacement or refunding of the amount secured thereby; provided that in each case such amount outstanding at that time shall not be increased; or

                  (k) any other Lien, provided that immediately after the creation or assumption of such Lien, the total of (x) the aggregate principal amount of Indebtedness of the Company and all Subsidiaries (not including Indebtedness permitted under clauses (a) through (j) above) secured by all Liens created or assumed under the provisions of this clause (k), plus (y) the aggregate amount of Capitalized Lease-Back Obligations of the Company and Subsidiaries under the entire unexpired terms of all leases entered into in connection with sale and lease-back transactions which would have been precluded by the provisions of Section 5.13 but for the satisfaction of the condition set forth in clause (b) thereof, shall not exceed an amount equal to 10% of the Consolidated Net Tangible Assets of the Company and its consolidated Subsidiaries.

                  SECTION 5.13. Limitations on Sale and Leaseback Transactions. Enter into any arrangement with any person providing for the leasing by the Company or any Restricted Subsidiary of any property or asset (except for temporary leases for a term of not more than three years and except for leases between the Company and a Restricted Subsidiary or between Restricted Subsidiaries), which property has been or is to be sold or transferred by the Company or such Restricted Subsidiary to such person more than 120 days after the acquisition thereof or the completion of construction and commencement of full operation thereof, unless either (a) the Company shall apply an amount equal to the greater of the Fair Value of such property or the net proceeds of such sale, within 120 days of the effective date of any such arrangement, to the retirement (other than any mandatory retirement or by way of payment at maturity) of Indebtedness or to the acquisition, construction, development or improvement of properties, facilities or equipment used for operating purposes; or (b) at the time of entering into such arrangement, such property or asset could have been subjected to a Lien securing Indebtedness of the Company or a Restricted Subsidiary in a principal amount equal to the Capitalized Lease-Back Obligations with respect to such property or asset under paragraph (k) of Section 5.12.

                  SECTION 5.14. Consolidated Total Debt to Consolidated Total Capitalization. Permit the ratio of (a) Consolidated Total Debt to (b) Consolidated Total Capitalization to be greater than 0.40 to 1.

                  SECTION 5.15. Limitations on Dividends and Advances by Subsidiaries. Enter into any covenant or agreement restricting the ability of any Subsidiary to pay dividends on or make other distributions in respect of its capital stock, to make loans or advances to the Company or any Subsidiary or to pay any Indebtedness owed to the Company or any Subsidiary.

                  SECTION 5.16. Minimum Consolidated Statutory Surplus. Permit Consolidated Statutory Surplus at the end of any fiscal quarter to be less than $2,500,000,000.


                                   ARTICLE VI

                                EVENTS OF DEFAULT

                  In case of the happening of any of the following events (each an "Event of Default"):

                  (a) any representation or warranty made or deemed made in or in connection with the execution and delivery of this Agreement or any Local Currency Addenda or the Borrowings hereunder shall prove to have been false or misleading in any material respect when so made, deemed made or furnished;

                  (b) default shall be made in the payment of any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

                  (c) default shall be made in the payment of any interest on any Loan or any Fee or any other amount (other than an amount referred to in paragraph (b) above) due hereunder, when and as the same shall become due and payable, and such default shall continue unremedied for a period of 10 days;

                  (d) default shall be made in the due observance or performance of any covenant, condition or agreement contained in Section 5.01, 5.10, 5.11, 5.12, 5.13, 5.14, 5.15 or 5.16 or in any Local Currency
         Addendum and, in the case of any default under Section 5.12, such default shall continue for 30 days;

                  (e) default shall be made in the due observance or performance of any covenant, condition or agreement contained herein or in any other Loan Document (other than those specified in clauses (b), (c) or (d) above) and such default shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent or any Lender to the Company;

                  (f) the Company or any Subsidiary shall (i) fail to pay any principal or interest, regardless of amount, due in respect of any Indebtedness in a principal amount in excess of $20,000,000, when and as the same shall become due and payable, or (ii) fail to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing or governing any such Indebtedness if the effect of any failure referred to in this clause
         (ii) is to cause, or to permit the holder or holders of such Indebtedness or a trustee on its or their behalf (with or without the giving of notice, the lapse of time or both) to cause, such Indebtedness to become due prior to its stated maturity;

                  (g)  an  involuntary  proceeding  shall  be  commenced  or  an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or any Restricted Subsidiary, or of a substantial part of the property or assets of the Company or or any Restricted Subsidiary, under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Company or any Restricted Subsidiary or for a substantial part of the property or assets of the Company or any Restricted Subsidiary or (iii) the winding up or liquidation of the Company or any Restricted Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

                  (h) the Company or any Restricted Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or the filing of any petition described in (g) above,
         (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Company or any Restricted Subsidiary or for a substantial part of the property or assets of the Company or any Restricted Subsidiary, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or
         (vii) take any action for the purpose of effecting any of the foregoing;

                  (i) one or more final judgments shall be entered by any court against the Company or any of the Subsidiaries for the payment of money in an aggregate amount in excess of $50,000,000, and such judgment or judgments shall not have been paid, discharged or stayed for a period of 60 days, or a warrant of attachment or execution or similar process shall have been issued or levied against property of the Company or any of the Subsidiaries to enforce any such judgment or judgments;

                  (j) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other such ERISA Events, could reasonably be expected to result in a Material Adverse Effect; or

                  (k) a Change in Control shall occur;

then, and in every such event (other than an event with respect to the Company or any Restricted Subsidiary described in paragraph (g) or (h) above), and at any time thereafter during the continuance of such event, the Administrative Agent, at the request of the Required Lenders, shall, by notice to the

Company, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitments and (ii) declare the Loans then outstanding to be forthwith due and payable in whole or in part, whereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived anything contained herein to the contrary notwithstanding; and, in the case of any event with respect to the Company or any Restricted Subsidiary described in paragraph (g) or (h) above, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder shall automatically become due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived anything contained herein to the contrary notwithstanding.


                                   ARTICLE VII

                                    GUARANTEE

                  The Company unconditionally and irrevocably guarantees the due and punctual payment and performance, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, of the Guaranteed Obligations. The Company further agrees that the Guaranteed Obligations may be extended or renewed, in whole or in part, without notice or further assent from it and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Guaranteed Obligations.

                  The Company waives presentment to, demand of payment from and protest to the Borrowing Subsidiaries of any of the Guaranteed Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. The obligations of the Company hereunder shall not be affected by
(a) the failure of any Lender to assert any claim or demand or to enforce any right or remedy against the Borrowing Subsidiaries under the provisions of this Agreement or otherwise; (b) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement, any guarantee or any other agreement; or (c) the failure of any Lender to exercise any right or remedy against any other guarantor of the Guaranteed Obligations.

                  The Company further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had by the Administrative Agent or any Lender to any security, if any, held for payment of the Guaranteed Obligations or to any balance of any deposit account or credit on its books, in favor of the Borrowing Subsidiaries or any other person.

                  The obligations of the Company hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Guaranteed Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of the Company hereunder shall not be discharged or impaired or otherwise affected by the failure of the Administrative Agent or any Lender to assert any claim or demand or to enforce any remedy under this Agreement, any guarantee or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, willful or otherwise, in the performance of the Guaranteed

Obligations, or by any other act or omission which may or might in any manner or to any extent vary the risk of the Company or otherwise operate as a discharge of the Company as a matter of law or equity.

                  To the extent permitted by applicable law, the Company waives any defense based on or arising out of any defense available to the Borrowing Subsidiaries, including any defense based on or arising out of any disability of the Borrowing Subsidiaries, or the unenforceability of the Guaranteed Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the Borrowing Subsidiaries, other than final payment in full of the Guaranteed Obligations. The Administrative Agent and the Lenders may, at their election, foreclose on any security held by one or more of them by one or more judicial or non judicial sales, or exercise any other right or remedy available to them against the Borrowing Subsidiaries, or any security without affecting or impairing in any way the liability of the Company hereunder except to the extent the Guaranteed Obligations have been fully and finally paid. The Company waives any defense arising out of any such election even though such election operates to impair or to extinguish any right of reimbursement or subrogation or other right or remedy of the Company against the Borrowing Subsidiaries or any security.

                  The Company further agrees that its guarantee shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Guaranteed Obligation is rescinded or must otherwise be restored by any Lender upon the bankruptcy or reorganization of any Borrowing Subsidiary or otherwise.

                  In furtherance of the foregoing and not in limitation of any other right which the Administrative Agent or any Lender may have at law or in equity against the Company by virtue hereof, upon the failure of any Borrowing Subsidiary to pay any Guaranteed Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, the Company hereby promises to and will, upon receipt of written demand by the Administrative Agent or any Lender, forthwith pay or cause to be paid to the Administrative Agent or such Lender in cash the amount of such unpaid Guaranteed Obligation.

                  Until the termination of this Agreement and the commitments hereunder, and the repayment in full of all amounts due under this Agreement, the Company hereby irrevocably waives and releases any and all rights of subrogation, indemnification, reimbursement and similar rights which it may have against or in respect of the Borrowing Subsidiaries at any time relating to the Guaranteed Obligations, including all rights that would result in its being deemed a "creditor" of the Borrowing Subsidiaries under the United States Code as now in effect or hereafter amended, or any comparable provision of any successor statute.


                                  ARTICLE VIII

                            THE ADMINISTRATIVE AGENT

                  In order to expedite the transactions contemplated by this Agreement, The Chase Manhattan Bank is hereby appointed to act as Administrative Agent on behalf of the Lenders. Each of the Lenders hereby irrevocably authorizes the Administrative Agent to take such actions on behalf of such Lender and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders all payments of principal of and interest on the Loans and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender its proper share of each payment so received; (b) to give notice on behalf of each of the Lenders to the Borrowers of any Event of Default of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder; and (c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by the Borrowers pursuant to this Agreement as received by the Administrative Agent.

                  Neither the Administrative Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted by any of them except for its or his or her own gross negligence or willful misconduct, or be responsible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by the Borrowers of any of the terms, conditions, covenants or agreements contained in this Agreement. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement or other instruments or agreements. The Administrative Agent may deem and treat the Lender which makes any Loan as the holder of the indebtedness resulting therefrom for all purposes hereof until it shall have received notice from such Lender, given as provided herein, of the transfer thereof. The Administrative Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrowers on account of the failure of or delay in performance or breach by any Lender of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or the Borrowers of any of their respective obligations hereunder or in connection herewith. The Administrative Agent may execute any and all duties hereunder by or through agents or employees and shall be entitled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

                  The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders.

                  Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by notifying the Lenders and the Company. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent acceptable to the Company. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in the United States, having a combined capital and surplus of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.05 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

                  With respect to the Loans made by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrowers or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent.

                  Each Lender agrees (i) to reimburse the Administrative Agent, on demand, in the amount of its pro rata share (based on its Commitment hereunder or, if the Commitments shall have been terminated, the amount of its outstanding Loans) of any expenses incurred for the benefit of the Lenders by the Administrative Agent, including counsel fees and compensation of agents and employees paid for services rendered on behalf of the Lenders, which shall not have been reimbursed by the Borrowers and (ii) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as the Administrative Agent in any way relating to or arising out of this Agreement or any action taken or omitted by it under this Agreement to the extent the same shall not have been reimbursed by the Borrowers; provided that no Lender shall be liable to the Administrative Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Administrative Agent or any of its directors, officers, employees or agents. Each Lender agrees that any allocation made in good faith by the Administrative Agent of expenses or other amounts referred to in this paragraph between this Agreement and the Facility A Credit Agreement shall be conclusive and binding for all purposes absent manifest error.

                  Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any related agreement or any document furnished hereunder or thereunder.


                                   ARTICLE IX

                                  MISCELLANEOUS

                  SECTION 9.01. Notices. Notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy, as follows:

                  (a) if to any Borrower, to ITT Hartford Group, Inc., Hartford Plaza, Hartford, CT 06115, Attention of Mr. J. Richard Garrett (Telecopy No. 203-547-5462); with a copy to Mr. Scott Mansolillo, ITT Hartford Group, Inc., Hartford Plaza, Hartford CT 06115 (Telecopy No. 203-547-6959);

                  (b) if to the Administrative Agent, to The Chase Manhattan Bank Agency Services Corp., One Chase Manhattan Plaza, New York, New York 10081, Attention of Janet Belden,

         (Telecopy No. 212-552-5658; with a copy to The Chase Manhattan Bank at 270 Park Avenue, New York, New York 10017, Re: ITT Hartford Group, Inc.; and

                  (c) if to a Lender, to it at its address (or telecopy number) set forth in Schedule 2.01 or in the Assignment and Acceptance pursuant to which such Lender became a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy to such party as provided in this Section or in accordance with the latest unrevoked direction from such party given in accordance with this Section.

                  SECTION 9.02. Survival of Agreement. All covenants, agreements, representations and warranties made by the Borrowers herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans regardless of any investigation made by the Lenders or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement is outstanding and unpaid, or the Commitments have not been terminated.

                  SECTION 9.03. Binding Effect. This Agreement shall become effective on the Effective Date when it shall have been executed by the Company and the Administrative Agent and when the Administrative Agent shall have received copies hereof (telecopied or otherwise) which, when taken together, bear the signature of each Lender, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrowers shall not have the right to assign any rights hereunder or any interest herein without the prior consent of all the Lenders.

                  SECTION 9.04. Successors and Assigns. (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any party that are contained in this Agreement shall bind and inure to the benefit of its successors and assigns.

                  (b) Each Lender may assign to one or more assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, the Company and the Administrative Agent must give their prior written consent (except when there exists a Default or an Event of Default) to such assignment (which consent shall not be unreasonably withheld),
(ii) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, and a processing and recordation fee of $3,000, (iii) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire, and
(iv) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 and the amount of the Commitment of such Lender remaining after such assignment shall not be less than $5,000,000 or shall be zero. Upon acceptance and recording pursuant to paragraph (e) of this Section, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof,
(A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement and (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement

(and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto (but shall continue to be entitled to the benefits of Sections 2.13, 2.15, 2.19 and 9.05, as well as to any Fees accrued for its account hereunder and not yet paid)). Notwithstanding the foregoing, any Lender assigning its rights and obligations under this Agreement may retain any Competitive Loans made by it outstanding at such time, and in such case shall retain its rights hereunder in respect of any Loans so retained until such Loans have been repaid in full in accordance with this Agreement.

                  (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows:
(i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto or the financial condition of the Borrowers or the performance or observance by the Borrowers of any obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.03 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (v) such assignee will independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

                  (d) The Administrative Agent shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and the principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Borrowers, the Administrative Agent and the Lenders may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by each party hereto, at any reasonable time and from time to time upon reasonable prior notice.

                  (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee together with an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) above and the written consent of the Company to such assignment, the Administrative Agent shall (i) accept such Assignment and Acceptance and (ii) record the information contained therein in the Register.

                  (f) Each Lender may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) each participating bank or other entity shall be entitled to the benefit of the cost protection provisions contained in Sections 2.13, 2.15 and 2.19 to the same extent as if it were the selling Lender (and limited to the amount that could have been claimed by the selling Lender had it continued to hold the interest of such participating bank or other entity), except that all claims made pursuant to such Sections shall be made through such selling Lender, and (iv) the Borrowers, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such selling Lender in connection with such Lender's rights and obligations under this Agreement.

                  (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant any information relating to the Borrowers furnished to such Lender; provided that, prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any such information.

                  (h) The Borrowers shall not assign or delegate any rights and duties hereunder without the prior written consent of all Lenders.

                  (i) Any Lender may at any time pledge all or any portion of its rights under this Agreement to a Federal Reserve Bank; provided that no such pledge shall release any Lender from its obligations hereunder or substitute any such Bank for such Lender as a party hereto. In order to facilitate such an assignment to a Federal Reserve Bank, each Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning Lender a promissory note or notes evidencing the Loans made to such Borrower by the assigning Lender hereunder.

                  SECTION 9.05. Expenses; Indemnity. (a) The Borrowers agree to pay all reasonable out-of-pocket expenses incurred by the Administrative Agent in connection with entering into this Agreement or in connection with any amendments, modifications or waivers of the provisions hereof, or incurred by the Administrative Agent or any Lender in connection with the enforcement or protection of their rights in connection with this Agreement or in connection with the Loans made hereunder or under any Local Currency Addendum, including the fees and disbursements of counsel for the Administrative Agent or, in the case of enforcement, the Lenders.

                  (b) The Borrowers agree to indemnify the Administrative Agent, each Lender, each of their Affiliates and the directors, officers, employees and agents of the foregoing (each such person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against any Indemnitee arising out of (i) the consummation of the transactions contemplated by this Agreement, (ii) the use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a final judgment of a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnitee.

                  (c) The provisions of this Section shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any investigation made by or on behalf of the Administrative Agent or any Lender. All amounts due under this Section shall be payable on written demand therefor.

                  SECTION 9.06. APPLICABLE LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

                  SECTION 9.07. Waivers; Amendment. (a) No failure or delay of the Administrative Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or consent to any departure therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on any Borrower or any Subsidiary in any case shall entitle such party to any other or further notice or demand in similar or other circumstances.

                  (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan, without the prior written consent of each Lender affected thereby, (ii) increase the Commitment or decrease the Facility Fee of any Lender without the prior written consent of such Lender, (iii) limit or release the guarantee set forth in Article VII, or
(iv) amend or modify the provisions of Section 2.16 or Section 9.04(h), the provisions of this Section or the definition of the "Required Lenders", without the prior written consent of each Lender; provided further, however, that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent. Each Lender shall be bound by any waiver, amendment or modification authorized by this Section and any consent by any Lender pursuant to this Section shall bind any assignee of its rights and interests hereunder.

                  SECTION 9.08. Entire Agreement. This Agreement and the agreements referred to in Section 2.06(b) constitute the entire contract among the parties relative to the subject matter hereof. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations or liabilities under or by reason of this Agreement.

                  SECTION 9.09. Severability. In the event any one or more of the provisions contained in this Agreement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

                  SECTION 9.10. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.03.

                  SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

                  SECTION 9.12. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or obligations of the Company and any Borrowing Subsidiary now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. Each Lender agrees promptly to notify the Company and the Administrative Agent after such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

                  SECTION 9.13. Jurisdiction; Consent to Service of Process. (a) Each Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York County, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, any Local Currency Addendum, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Subject to the foregoing and to paragraph
(b) below, nothing in this Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding relating to this Agreement, any Local Currency Addendum against any other party hereto in the courts of any jurisdiction.

                  (b) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or thereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any Local Currency Addendum in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                  (c) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

                  SECTION 9.14. Waiver of Jury Trial. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT. Each party hereto (a) certifies that no representative, agent or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver and (b) acknowledges that it and other parties hereto have been induced to enter into this Agreement by, among other things, the mutual waivers and certification in this Section.

                  SECTION 9.15. Addition of Borrowing Subsidiaries. Each Borrowing Subsidiary which shall deliver to the Administrative Agent a Borrowing Subsidiary Agreement executed by such Subsidiary and the Company shall, upon such delivery and without further act, become a party hereto and a Borrower hereunder with the same effect as if it had been an original party to this Agreement.

                  SECTION 9.16. Conversion of Currencies. (a) If, for the purpose of obtaining judgment in any court, it is necessary to convert a sum owing hereunder in one currency into another currency, each party hereto agrees, to the fullest extent that it may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures in the relevant jurisdiction the first currency could be purchased with such other currency on the Business Day immediately preceding the day on which final judgment is given.

                  (b) The obligations of the Borrowers in respect of any sum due to any party hereto or any holder of the obligations owing hereunder (the "Applicable Creditor") shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than the currency in which such sum is stated to be due hereunder (the "Agreement Currency"), be discharged only to the extent that, on the Business Day following receipt by the Applicable Creditor of any sum adjudged to be so due in the Judgment Currency, the Applicable Creditor may in accordance with normal banking procedures in the relevant jurisdiction purchase the Agreement Currency with the Judgment Currency; if the amount of the Agreement Currency so purchased is less than the sum originally due to the Applicable Creditor in the Agreement Currency, the Borrowers agree, as a separate obligation and notwithstanding any such judgment, to indemnify the Applicable Creditor against such loss. The obligations of the Borrowers contained in this Section 9.16 shall survive the termination of this Agreement and the payment of all other amounts owing hereunder.


                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                     ITT HARTFORD GROUP, INC., as Borrower,
                                         by

                                            /s/       J. Richard Garrett
                                            ------------------------------------
                                            Name:  J. Richard Garrett
                                            Title:  Vice President and Treasurer


                                     THE CHASE MANHATTAN BANK, individually and as Administrative Agent,

                                         by
                                            /s/       Dennis Cogan
                                            ------------------------------------
                                            Name:  Dennis Cogan
                                            Title:  Vice President

                     THIS PAGE IS INTENTIONALLY LEFT BLANK

                                     BANK OF AMERICA ILLINOIS,

                                         by
                                            /s/       Elizabeth W. F. Bishop
                                            ------------------------------------
                                            Name:  Elizabeth W. F. Bishop
                                            Title:  Vice President


                                     BANQUE NATIONALE DE PARIS, NEW YORK
                                     BRANCH,

                                         by
                                            /s/       Phil Truesdale
                                            ------------------------------------
                                            Name:  Phil Truesdale
                                            Title:  Vice President

                                         by
                                            /s/       Barry S. Feigenbaum
                                            ------------------------------------
                                            Name:  Barry S. Feigenbaum
                                            Title:  Senior Vice President


                                     THE BANK OF NEW YORK,

                                         by
                                            /s/       Melanie Shorofsky
                                            ------------------------------------
                                            Name:  Melanie Shorofsky
                                            Title:  Vice President


                                     BANKERS TRUST COMPANY,

                                         by
                                            /s/       Vincent Abruzzini
                                            ------------------------------------
                                            Name:  Vincent Abruzzini
                                            Title:  Managing Director


                                     BANK OF TOKYO-MITSUBISHI TRUST COMPANY

                                         by
                                            /s/       Hiroaki Fuchida
                                            ------------------------------------
                                            Name:  Hiroaki Fuchida
                                            Title:  Senior Vice President
                                                      and Manager

                                     BARCLAYS BANK PLC,

                                         by
                                            /s/       C. Cathcart
                                            ------------------------------------
                                            Name:  C. Cathcart
                                            Title:  Director


                                     CITIBANK, N.A.,

                                         by
                                            /s/       Scott F. Engle
                                            ------------------------------------
                                            Name:  Scott F. Engle
                                            Title:  Attorney-in-Fact


                                     CIBC, INC.,

                                         by
                                            /s/       Gerald J. Girardi
                                            ------------------------------------
                                            Name:  Gerald J. Girardi
                                            Title:  Director, CIBC Wood Gundy
                                                      Securities Corp., as Agent

                                     COMERICA BANK,

                                         by
                                            /s/       Chris Georvassilis
                                            ------------------------------------
                                            Name:  Chris Georvassilis
                                            Title:  Vice President


                                     CORESTATES BANK, N.A.,

                                         by
                                            /s/       John M. Hayes
                                            ------------------------------------
                                            Name:  John M. Hayes
                                            Title:  Vice President


                                     THE FIRST NATIONAL BANK OF BOSTON,

                                         by
                                            /s/       C. Garrity
                                            ------------------------------------
                                            Name:  C. Garrity
                                            Title:  Vice President

                                     THE FIRST NATIONAL BANK OF CHICAGO,

                                         by
                                            /s/       Thomas Collimore
                                            ------------------------------------
                                            Name:  Thomas Collimore
                                            Title:  Vice President


                                     THE FUJI BANK, LIMITED, NEW YORK BRANCH,

                                         by
                                            /s/       Masanobu Kobayashi
                                            ------------------------------------
                                            Name:  Masanobu Kobayashi
                                            Title:  Vice President and Manager


                                     NORWEST BANK,

                                         by
                                            /s/       D. E. Jackson
                                            ------------------------------------
                                            Name:  D. E. Jackson
                                            Title:  Vice President


                                     MELLON BANK, N.A.,

                                         by
                                            /s/       Karen  E. McConomy
                                            ------------------------------------
                                            Name:  Karen E. McConomy
                                            Title:   Assistant Vice President


                                     BANK OF MONTREAL,

                                         by
                                            /s/       Soren K. Christensen
                                            ------------------------------------
                                            Name:  Soren K. Christensen
                                            Title:  Senior Vice President


                                     MORGAN GUARANTY TRUST COMPANY OF NEW YORK,

                                         by
                                            /s/       Jerry J. Fall
                                            ------------------------------------
                                            Name:  Jerry J. Fall
                                            Title:  Vice President

                                     THE NORTHERN TRUST COMPANY,

                                         by
                                            /s/       Marcia Saper
                                            ------------------------------------
                                            Name:  Marcia Saper
                                            Title:  Vice President

                                     PNC BANK, NATIONAL ASSOCIATION,

                                         by
                                            /s/       Eileen McDonald
                                            ------------------------------------
                                            Name:  Eileen McDonald
                                            Title:  Vice President


                                     ROYAL BANK OF CANADA,

                                         by
                                            /s/       Y. J. Bernard
                                            ------------------------------------
                                            Name:  Y. J. Beranrd
                                            Title:  Manager


                                     THE SAKURA BANK, LIMITED, NEW YORK BRANCH,

                                         by
                                            /s/       Yasumasa Kikuchi
                                            ------------------------------------
                                            Name:  Yasumasa Kikuchi
                                            Title:  Senior Vice President


                                     THE SANWA BANK LIMITED, NEW YORK BRANCH,

                                         by
                                            /s/       Stephen C. Small
                                            ------------------------------------
                                            Name:  Stephen C. Small
                                            Title:  Vice President and
                                                    Area Manager


                                     FLEET NATIONAL BANK (formerly  known  as
                                     Fleet National Bank of  Connecticut,
                                     successor by merger to Shawmut Bank
                                     Connectucut, N.A.),

                                         by
                                            /s/       Thomas E. McKinlay
                                            ------------------------------------
                                            Name:  Thomas E. McKinlay
                                            Title:  Senior Vice President


                                     STATE STREET BANK AND TRUST COMPANY,
                                         by
                                            /s/       Robert P. Engvall
                                            ------------------------------------
                                            Name:  Robert P. Engvall, Jr.
                                            Title:  Vice President


                                     THE SUMITOMO BANK, LIMITED, NEW YORK
                                     BRANCH,

                                         by
                                            /s/       John C. Kissinger
                                            ------------------------------------
                                            Name:  John C. Kissinger
                                            Title:  Joint General Manager


                                     SUNTRUST BANK, ATLANTA,

                                         by
                                            /s/       Lara L. McGinty
                                            ------------------------------------
                                            Name:  Lara L. McGinty
                                            Title:  Banking Officer

                                         by
                                            /s/       Mary Anne Zagroba
                                            ------------------------------------
                                            Name:  Mary Anne Zabroba
                                            Title:  Vice President


                                     THE TORONTO-DOMINION BANK,

                                         by
                                            /s/       Jorge A. Garcia
                                            ------------------------------------
                                            Name:  Jorge A. Garcia
                                            Title:  Manager


                                     WACHOVIA BANK OF GEORGIA, N.A.,

                                         by
                                            /s/       Holger B. Ebert
                                            ------------------------------------
                                            Name:  Holger B. Ebert
                                            Title:  Vice President

                                                                     EXHIBIT A-1


                         FORM OF COMPETITIVE BID REQUEST

The Chase Manhattan Bank,
as Administrative Agent
for the Lenders referred to below,
270 Park Avenue
New York, NY 10017

Attention:  [                   ]

Dear Ladies and Gentlemen:

                           The undersigned, ________________________ (the
"Borrower"), refers to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 5-Year Agreement. The Borrower hereby gives you notice pursuant to Section 2.03(a) of the 5-Year Agreement that it requests a Competitive Borrowing under the 5-Year Agreement, and in that connection sets forth below the terms on which such Competitive Borrowing is requested to be made:

(A)  Date of Competitive Borrowing
     (which is a Business Day)        __________

(B)  Principal amount of
     Competitive Borrowing 1/         __________
                           -

(C)  Interest rate basis 2/           __________
                         -
(D)  Interest Period and the
     last day thereof 3/              __________
                      -

                  Upon acceptance of any or all of the Loans offered by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Section 4.01(b) and (c) of the 5-Year Agreement have been satisfied.

                                                  Very truly yours,

                                                  [NAME OF BORROWER],

                                                   by
                                                      __________________________
                                                      Name:
                                                      Title: [Financial Officer]


________________________

     1/ Not less than $10,000,000  (and in integral  multiples of $5,000,000) or
     -
greater than the Total Commitment then available.


     2/ Eurocurrency Competitive Loan or Fixed Rate Loan.
     -

     3/ Which shall be subject to the  definition  of "Interest  Period" and end
     -
not later than the Maturity Date.

                                                                     EXHIBIT A-2


                    FORM OF NOTICE OF COMPETITIVE BID REQUEST


[Name of Lender]
[Address]

                                                                          [Date]

Attention:  [          ]

Dear Ladies and Gentlemen:

                  Reference is made to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among ITT Hartford Group, Inc. [,__________] (the "Borrower"), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 5-Year Agreement. The Borrower made a Competitive Bid Request on _________ , pursuant to Section 2.03(a) of the 5-Year Agreement, and in that connection you are invited to submit a Competitive Bid by [Date]/[Time]. 1/ Your
                                                                        -
Competitive Bid must comply with Section 2.03(b) of the 5-Year Agreement and the terms set forth below on which the Competitive Bid Request was made:

(A)  Date of Competitive Borrowing      _______

(B)  Principal amount of
     Competitive Borrowing              _______

(C)  Interest rate basis                _______

(D)  Interest Period and the
     last day thereof                   _______


                                                    Very truly yours,

                                                    THE CHASE MANHATTAN BANK,
                                                    as Administrative Agent,

                                                    by
                                                       ____________________
                                                       Name:
                                                       Title:

_____________________

     1/ The Competitive Bid must be received by the Administrative  Agent (i) in
     -
the case of Eurocurrency Competitive Loans, not later than 10:00 a.m., New York City time, four Business Days before a proposed Competitive Borrowing, and (ii) in the case of Fixed Rate Loans, not later than 10:00 a.m., New York City time, one Business Day before a proposed Competitive Borrowing.

                                                                     EXHIBIT A-3



                             FORM OF COMPETITIVE BID


The Chase Manhattan Bank, as Administrative Agent for the Lenders referred to below, 270 Park Avenue
New York, N.Y. 10017

                                                                          [Date]

Attention:  [                ]

Dear Ladies and Gentlemen:

                  The undersigned, [Name of Lender], refers to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among ITT Hartford Group, Inc. [,__________] (the "Borrower"), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 5-Year Agreement. The undersigned hereby makes a Competitive Bid pursuant to Section 2.03(b) of the 5-Year Agreement, in response to the Competitive Bid Request made by the Borrower on __________, 19[ ], and in that connection sets forth below the terms on which such Competitive Bid is made:

(A)  Principal Amount 1/
                      -
(B)  Competitive Bid Rate 2/
                          -
(C)  Interest Period and last
     day thereof

         The undersigned hereby confirms that it is prepared, subject to the conditions set forth in the 5-Year Agreement, to extend credit to the Borrower upon acceptance by the Borrower of this bid in accordance with Section 2.03(d) of the 5-Year Agreement.

                                                  Very truly yours,

                                                  [NAME OF LENDER],

                                                   by
                                                       __________________
                                                       Name:
                                                       Title:

_____________________

     1/ Not less than  $5,000,000  or  greater  than the  requested  Competitive
     -
Borrowing and in integral multiples of $1,000,000. Multiple bids will be accepted by the Administrative Agent.

     2/ i.e., LIBO Rate + or -_%, in the case of Eurocurrency  Competitive Loans
     -
or_%, in the case of Fixed Rate Loans.

                                                                     EXHIBIT A-4

                  FORM OF COMPETITIVE BID ACCEPT/REJECT LETTER


                                                                          [Date]


The Chase Manhattan Bank, as Administrative Agent for the Lenders referred to below
270 Park Avenue
New York, N.Y. 10017

Attention:  [                     ]

Dear Ladies and Gentlemen:

         The undersigned, ________________________ (the "Borrower"), refers to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent for the Lenders.

         In accordance with Section 2.03(c) of the 5-Year Agreement, we have received a summary of bids in connection with our Competitive Bid Request dated __________, and in accordance with Section 2.03(d) of the 5-Year Agreement, we hereby accept the following bids for maturity on [date]:

Principal Amount           Fixed Rate/Margin         Lender
----------------           -----------------         ------

     $                        [%]/[+/-.   %]
     $

We hereby reject the following bids:

Principal Amount           Fixed Rate/Margin         Lender

     $                         [%]/[+/-.   %]
     $

     The $ ___________  should be deposited in The Chase  Manhattan Bank account
number [      ] on [date].



                                             Very truly yours,

                                             [NAME OF BORROWER],

                                             by __________________

                                                Name:
                                                Title:

                                                                     EXHIBIT A-5


                        FORM OF STANDBY BORROWING REQUEST

The Chase Manhattan Bank, as Administrative Agent
for the Lenders referred to below,
270 Park Avenue
New York, N.Y. 10017
                                                                          [Date]
Attention: [            ]

Dear Ladies and Gentlemen:

         The undersigned, _______________________ (the "Borrower"), refers to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 5-Year Agreement. The Borrower hereby gives you notice pursuant to Section 2.04 of the 5-Year Agreement that it requests a Standby Borrowing under the 5-Year Agreement, and in that connection sets forth below the terms on which such Standby Borrowing is requested to be made:

(A)  Date of Standby Borrowing
     (which is a Business Day)

(B)  Principal amount of
     Standby Borrowing 1/
                       -
(C)  Interest rate basis 2/
                         -
(D)  Interest Period and the
     last day thereof 3/
                      -

         Upon acceptance of any or all of the Loans made by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Section 4.01(b) and (c) of the 5-Year Agreement have been satisfied.

                                    Very truly yours,

                                    [NAME OF BORROWER],

                                    by _____________________
                                       Name:
                                       Title: [Financial Officer]

____________________

     1/ Not less than $20,000,000  (and in integral  multiples of $5,000,000) or
     -
greater than the Total Commitment then available.

     2/ Eurocurrency Standby Loan or ABR Loan.
     -

     3/ Which shall be subject to the  definition  of "Interest  Period" and end
     -
not later than the Maturity Date.

                                                                       EXHIBIT C

                                     FORM OF

                            ASSIGNMENT AND ACCEPTANCE

                                                              Dated:_____ , ____


                  Reference is made to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (the "5-Year Agreement"), among ITT Hartford Group, Inc. (the "Company"), the Borrowing Subsidiaries parties thereto, the lenders parties thereto (the "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the Lenders. Terms defined in the 5-Year Agreement are used herein with the same meanings.

                  1. The Assignor hereby sells and assigns, without recourse, to the Assignee, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Effective Date set forth below, the interests set forth below (the "Assigned Interest") in the Assignor's rights and obligations under the 5-Year Agreement, including, without limitation, the interests set forth below in the Commitment of the Assignor on the Effective Date and the Competitive Loans and Standby Loans owing to the Assignor which are outstanding on the Effective Date. Each of the Assignor and the Assignee hereby makes and agrees to be bound by all the representations, warranties and agreements set forth in Section 9.04(c) of the 5-Year Agreement, a copy of which has been received by each such party. From and after the Effective Date, (i) the Assignee shall be a party to and be bound by the provisions of the 5-Year Agreement and, to the extent of the interests assigned by this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent of the interests assigned by this Assignment and Acceptance, relinquish its rights and be released from its obligations under the 5-Year Agreement.

                  2. This Assignment and Acceptance is being delivered to the Administrative Agent together with (i) if the Assignee is organized under the laws of a jurisdiction outside the United States, the forms specified in Section 2.19(g) of the 5-Year Agreement, duly completed and executed by such Assignee,
(ii) if the Assignee is not already a Lender under the 5-Year Agreement, an Administrative Questionnaire in the form of Exhibit B to the 5-Year Agreement and (iii) a processing and recordation fee of $3,000.

                  3. This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of New York.

Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:

Assignee's Address for Notices:

Effective Date of Assignment (may not be fewer than 5 Business Days after the Date of Assignment):
-------------------------------------------------------------------------------|
|              |                               |                               |
|Facility      |Principal Amount Assigned (and |     Percentage Assigned of    |
|              |identifying information as to  |Facility/Commitment (set forth,|
|              | individual Competitive Loans) |  to at least 8 decimals, as a |
|              |                               | percentage of the Facility and|
|              |                               |   the aggregate Commitments of|
|              |                               |        all Lenders thereunder)|
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Commitment    |                               |                               |
| Assigned:    |      $____________            |            ___________ %      |
|              |                               |                               |
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Standby Loans:|      $____________            |            ___________ %      |
|              |                               |                               |
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Competitive   |                               |                               |
| Loans:       |      $____________            |            ___________ %      |
|              |                               |                               |
-------------------------------------------------------------------------------

The terms set forth and on the reverse side hereof    Accepted:
are hereby agreed to:
                                                      ITT HARTFORD GROUP, INC.,

________________________________,                     by: ______________________
as Assignor,                                              Name:
                                                          Title:
by: ____________________________
    Name:
    Title:

________________________________,
as Assignee,

by: ____________________________
    Name:
    Title:

                                                                       EXHIBIT D

                                     FORM OF

                             OPINION OF COUNSEL FOR
                          ITT HARTFORD GROUP, INC. 1/
                                                   -

                  1. ITT Hartford Group, Inc. (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, (ii) has all requisite power and authority to own its property and assets and to carry on its business as now conducted, (iii) is qualified to do business in every jurisdiction within the United States where such qualification is required, except where the failure so to qualify would not result in a Material Adverse Effect on ITT Hartford Group, Inc., and (iv) has all requisite corporate power and authority to execute, deliver and perform its obligations under the Agreement and to borrow funds thereunder.

                  2. The execution, delivery and performance by ITT Hartford Group, Inc. of the Agreement and the borrowings of ITT Hartford Group, Inc. thereunder (collectively, the "Transactions") (i) have been duly authorized by all requisite corporate action and (ii) will not (a) violate (1) any provision of law, statute, rule or regulation (including without limitation, the Margin Regulations), or of the certificate of incorporation or other constitutive documents or by-laws of ITT Hartford Group, Inc., (2) any order of any governmental authority or (3) any provision of any indenture, agreement or other instrument to which ITT Hartford Group, Inc. is a party or by which it or its property is or may be bound, (b) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any such indenture, agreement or other instrument or (c) result in the creation or imposition of any lien upon any property or assets of ITT Hartford Group, Inc..

                  3. The Agreement has been duly executed and delivered by ITT Hartford Group, Inc. and constitutes a legal, valid and binding obligation of ITT Hartford Group, Inc. enforceable against ITT Hartford Group, Inc. in accordance with its terms, subject as to the enforceability of rights and remedies to any applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws of general application relating to or affecting the enforcement of creditors' rights from time to time in effect.

                  4. No action, consent or approval of, registration or filing with, or any other action by, any government authority is or will be required in connection with the Transactions, except such as have been made or obtained and are in full force and effect.

                  5. Neither ITT Hartford Group, Inc. nor any of its subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 (the "1940 Act") or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935. While certain subsidiaries of ITT Hartford Group, Inc. are "investment companies" as defined in the 1940 Act, the transactions contemplated by this Agreement will not violate or require any approval under such Act or any regulations promulgated pursuant thereto.

_____________________

     1/ Capitalized  terms used but not otherwise defined herein shall have the
     -
meanings assigned to such terms in the Five-Year Competitive Advance and Revolving Credit Facility Agreement (the "Agreement") dated as of December 20, 1996, among ITT Hartford Group, Inc., the lenders listed in Schedule 2.01 thereto, and The Chase Manhattan Bank, as Administrative Agent.

                                                                       EXHIBIT E


                                    BORROWING SUBSIDIARY AGREEMENT dated as of [
                           ], [ ], among ITT HARTFORD GROUP, INC., a Delaware corporation (the "Company"), [Name of Subsidiary], a [ ] corporation ("the Subsidiary"), and THE CHASE MANHATTAN BANK, as administrative agent (the "Administrative Agent") for the lenders (the "Lenders") party to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996, as amended (the "Agreement"), among the Company, the Administrative Agent and the Lenders.

                  Under the Agreement, the Lenders have agreed, upon the terms and subject to the conditions therein set forth, to make competitive advance and revolving credit loans and to issue Letters of Credit to or for the account of the Company and to Subsidiaries (as defined in the Agreement) of the Company which execute and deliver to the Administrative Agent Borrowing Subsidiary Agreements in the form of this Borrowing Subsidiary Agreement. The Company represents that the Subsidiary is a subsidiary (as so defined) of the Company and that the guarantee of the Company contained in Article VII of the Agreement applies to the obligations of the Subsidiary. In consideration of being permitted to borrow under the Agreement upon the terms and subject to the conditions set forth therein, the Subsidiary agrees that from and after the date of this Borrowing Subsidiary Agreement it is, and will be liable for the observance and performance of all the obligations of, a Borrowing Subsidiary under the Agreement, as the same may be amended from time to time, to the same extent as if it had been one of the original parties to the Agreement.

                  IN WITNESS WHEREOF, the Company and the Subsidiary have caused this Borrowing Subsidiary Agreement to be duly executed by their authorized officers as of the date first appearing above.

                                             ITT HARTFORD GROUP, INC.,

                                             by
                                                ______________________________
                                                Name:
                                                Title:

                                             [NAME OF SUBSIDIARY],

                                             by
                                                ______________________________
                                                Name:
                                                Title:

Accepted as of the date first appearing above:

THE CHASE MANHATTAN BANK,
as Administrative Agent,

  by
      _______________________
      Name:
      Title:

                                                                       EXHIBIT F

                                     FORM OF

                             LOCAL CURRENCY ADDENDUM


To:      The Chase Manhattan Bank, as Administrative Agent

From:    ITT Hartford Group, Inc.


                  1. This Local Currency Addendum is being delivered to you pursuant to Section 2.21(b) of the Five-Year Competitive Bid and Revolving Credit Facility, dated as of December 20, 1996, among ITT Hartford Group, Inc., the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

                  2.  The effective date (the "Effective Date") of this Local
Currency Addendum will be [                   ].


Local Currenc(y)(ies):


Local Currency Facility
Maximum Borrowing Amount:                   $


Local Currency                              Local Currency Lender
Lenders:          Name of Lender            Maximum Borrowing Amount
                  --------------            ------------------------

                                            $


List of Documentation Governing
Local Currency Facility
(the "Documentation"): 2/
                       -

                  3. The Company hereby represents and warrants that (i) as of the Effective Date, an Exchange Rate with respect to each Local Currency is determinable by reference to the Reuters currency pages (or comparable publicly available screen), (ii) the Documentation complies in all respects with the


___________________

     2/ Copies of the Documentation must accompany the Local Currency Addendum,
     -
together with, if applicable, an English translation thereof (provided, that the Company may instead furnish a summary term sheet in English so long as an English translation of the Documentation is furnished to the Administrative Agent or its counsel within 90 days after the date of delivery of the Local Currency Addendum).

requirements of Section 2.21 of the Credit Agreement and (iii)___________ of__________ 3/ contains an express acknowledgement that such Local Currency
              -
Loan shall be subject to the provisions of Sections 2.21 and 2.22 of the Credit Agreement.


                                                     ITT HARTFORD GROUP, INC.


                                                     By  _______________________
                                                         Name:
                                                         Title:



Accepted and Acknowledged:


THE CHASE MANHATTAN BANK,
as Administrative Agent


By   ____________________________
     Name:
     Title:



____________________

     3/ Provide citation to relevant provision from the Documentation.
     -

                                                                   SCHEDULE 2.01

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

The Chase Manhattan Bank        Mr. Daniel Troy                    $  90,000,000
270 Park Avenue                 (212) 552-1999
New York, NY 10017

Bank of America Illinois        Ms. Colleen Mullins                $  71,250,000
231 South LaSalle               (312) 828-8206
Chicago, IL 60697

Bank of Montreal                Ms. Cathy Betz                     $  33,750,000
115 S. LaSalle St., 12th Floor  (312) 750-3783
Chicago, IL 60603

Banque Nationale de Paris       Mr. Phil Truesdale                 $  33,750,000
499 Park Avenue                 (212) 415-9695
New York, NY 10022-1278

The Bank of New York            Ms. Lizanne P. Eberle              $  60,000,000
One Wall Street, 17th Floor     (212) 809-9520
New York, NY 10286

Bankers Trust Company           Mr. Lucien Burnett                 $  52,500,000
One Bankers Trust Plaza,        (212) 250-1530
33rd Floor
New York, NY 10006

Barclays Bank PLC               Mr. Christopher Cathcart           $  33,750,000
222 Broadway                    (212) 412-7622
New York, NY 10038

CIBC Inc.                       Mr. David B. Walsh                 $  33,750,000
425 Lexington Avenue,           (212) 856-3599
8th Floor
New York, NY 10017

The Bank of  Tokyo--            Mr. Dane Holmes                    $  52,500,000
Mitsubishi, Ltd.                (212) 782-6440
1251 Avenue of the
Americas
12th Floor
New York, NY 10020

Citibank, N.A.                  Mr. Scott Engle                    $  71,250,000
399 Park Avenue                 (212) 925-4285
New York, NY 10043

Comerica Bank                   Mr. Chris Georvassilis             $  33,750,000
One Detroit Center              (313) 222-3330
500 Woodward Avenue, MC 3280
Detroit, MI 48226

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

Corestates National Bank        Mr. Tom Singleton                  $  71,250,000
Widener Building                (215) 786-4114
1339 Chestnut St.
FC 1-8-8-4
Philadelphia, PA 19101

The First National Bank         Mr. Charles Garrity                $  33,750,000
of Boston                       (617) 434-1537
100 Federal Street
01-32-04
Boston, MA 02110

The First National Bank         Mr. Tom Collimore                  $  60,000,000
of Chicago                      (212) 373-1393
153 West 51st Street
New York, NY 10019

The Fuji Bank, Ltd.             Mr. Roy Tanfield                   $  52,500,000
Two World Trade Center,         (212) 321-9407
79th Floor
New York, NY 10048

Mellon Bank, N.A.               Ms. Karen McConomy                 $  71,250,000
500 Grant Street                (412) 234-8087
One Mellon Bank Center, Rm 370
Pittsburgh, PA 15258

Morgan Guaranty Trust Company   Mr. Jerry Fall                     $  71,250,000
of New York                     (212) 648-5249
60 Wall Street
New York, NY 10260-0060

The Northern Trust Company      Ms. Marcia Saper                   $  33,750,000
50 South LaSalle Street         (312) 557-2673
Chicago, IL 60675

Norwest Bank                    Mr. Edge Jackson                   $  33,750,000
Norwest Center                  (612) 667-7251
Minneapolis, MN 55479

PNC Bank, National Association  Ms. Eileen McDonald                $  52,500,000
100 S. Broad Street.            (908) 220-3270
Philadelphia, PA 19110

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

Royal Bank of Canada            Manager, Credit                    $  52,500,000
Grand Cayman (North America     Administration
No. 1) Branch                   (212) 428-2372
c/o New York Branch
Financial Square, 23rd Floor
New York, NY 10005-3531

with copy to:
Royal Bank of Canada            Ms. Michelle Rutigliano
Financial Square, 24th Floor    (212) 809-7468
New York, NY 10005-3531

Sakura Bank Ltd.                Mr. Stephen Santora                $  33,750,000
277 Park Avenue, 45th Floor     (212) 888-7651
New York, NY 10172

The Sanwa Bank, Ltd.            Mr. Stephen C. Small               $  52,500,000
New York Branch                 (212) 754-1304
55 East 52nd Street
New York, NY 10055

Fleet National Bank             Mr. Tom McKinley                   $  71,250,000
One Federal Street              (203) 988-1264
Mail Code OFO324
Boston, MA 02211

State Street Bank               Mr. Robert Engvall                 $  52,500,000
750 Main Street                 (203) 244-1889
Hartford, CT 06103

The Sumitomo Bank, Limited      Mr. Edward McColly                 $  52,500,000
New York Branch                 (212) 224-5188
277 Park Avenue
New York, NY 10172

SunTrust Bank, Atlanta          Ms. Allison L. Vella               $  52,500,000
711 Fifth Avenue, 6th Floor     (212) 371-9386
New York, NY 10022

The Toronto-Dominion Bank       Mr. Reginald Waylen                $  33,750,000
31 West 52nd Street             (212) 262-1926
New York, NY 10019

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------


Wachovia Bank of Georgia, N.A.  Terry Snellings                   $   52,500,000
191 Peachtree Street            (404) 332-1090
Atlanta, GA 30303

                                                                ----------------
                                           TOTAL COMMITMENT       $1,500,000,000

                                                                   EXHIBIT 10.12







                         364-DAY COMPETITIVE ADVANCE AND
                       REVOLVING CREDIT FACILITY AGREEMENT





                          Dated as of December 20, 1996





                                      among





                            ITT HARTFORD GROUP, INC.

                            THE LENDERS NAMED HEREIN

                                       and

                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent






                                                                        6700-488

                                TABLE OF CONTENTS


Article                              Section                               Page
-------                              -------                               ----

I.             DEFINITIONS

               1.01.  Defined Terms .......................................   1
               1.02.  Terms Generally .....................................  12

II.            THE CREDITS

               2.01.  Commitments..........................................  13
               2.02.  Loans ...............................................  13
               2.03.  Competitive Bid Procedure ...........................  14
               2.04.  Standby and Local Currency Borrowing Procedure.......  16
               2.05.  Conversion and Continuation of Standby Loans ........  16
               2.06.  Fees ................................................  17
               2.07.  Repayment of Loans; Evidence of Debt ................  18
               2.08.  Interest on Loans ...................................  18
               2.09.  Default Interest ....................................  19
               2.10.  Alternate Rate of Interest ..........................  19
               2.11.  Termination and Reduction of Commitments.............  19
               2.12.  Prepayment ..........................................  20
               2.13.  Reserve Requirements; Change in Circumstances........  20
               2.14.  Change in Legality ..................................  21
               2.15.  Indemnity ...........................................  22
               2.16.  Pro Rata Treatment ..................................  22
               2.17.  Sharing of Setoffs ..................................  23
               2.18.  Payments ............................................  23
               2.19.  Taxes ...............................................  23
               2.20.  Duty to Mitigate; Assignment of Commitments
                        Under Certain Circumstances........................  26

III.           REPRESENTATIONS AND WARRANTIES

               3.01.  Organization; Powers ................................  26
               3.02.  Authorization .......................................  27
               3.03.  Enforceability ......................................  27
               3.04.  Governmental Approvals ..............................  27
               3.05.  Financial Statements ................................  27
               3.06.  Litigation; Compliance with Laws.....................  27
               3.07.  Federal Reserve Regulations..........................  28
               3.08.  Investment Company Act; Public Utility Holding
                        Company Act .......................................  28
               3.09.  Use of Proceeds......................................  28
               3.10.  Full Disclosure; No Material Misstatements ..........  28
               3.11.  Taxes ...............................................  28

                                                                           Page
                                                                           ----

               3.12.  Employee Pension Benefit Plans ......................  28

IV.            CONDITIONS OF LENDING

               4.01.  All Extensions of Credit.............................  29
               4.02.  Effective Date ......................................  29
               4.03.  First Borrowing by Each Borrowing Subsidiary.........  30

V.             COVENANTS

               5.01.  Existence............................................  30
               5.02.  Business and Properties . ...........................  30
               5.03.  Financial Statements, Reports, Etc...................  31
               5.04.  Insurance . .  . . ..................................  32
               5.05.  Obligations and Taxes ...............................  32
               5.06.  Litigation and Other Notices ........................  32
               5.07.  Maintaining Records; Access to Properties and
                        Inspections........................................  32
               5.08.  Employee Benefits....................................  32
               5.09.  Use of Proceeds......................................  32
               5.10.  Risk-Based Capital Ratio.............................  32
               5.11.  Consolidations, Mergers, and Sales of Assets.........  33
               5.12.  Limitations on Liens ................................  33
               5.13.  Limitations on Sale and Leaseback Transactions.......  34
               5.14.  Consolidated Total Debt to Consolidated Total
                        Capitalization.....................................  35
               5.15.  Limitations on Dividends and Advances by
                        Subsidiaries ......................................  35
               5.16.  Minimum Statutory Surplus............................  35

VI.            EVENTS OF DEFAULT...........................................  35

VII.           GUARANTEE   ................................................  37

VIII.          THE ADMINISTRATIVE AGENT ...................................  38

IX.            MISCELLANEOUS

               9.01.  Notices..............................................  40
               9.02.  Survival of Agreement ...............................  41
               9.03.  Binding Effect ......................................  41
               9.04.  Successors and Assigns ..............................  41
               9.05.  Expenses; Indemnity .................................  43
               9.06.  Applicable Law ......................................  44
               9.07.  Waivers; Amendment ..................................  44
               9.08.  Entire Agreement ....................................  44
               9.09.  Severability ........................................  44
               9.10.  Counterparts ........................................  45
               9.11.  Headings ............................................  45
               9.12.  Right of Setoff .....................................  45

                                                                           Page
                                                                           ----
               9.13.  Jurisdiction; Consent to Service of Process..........  45
               9.14.  Waiver of Jury Trial ................................  45
               9.15.  Addition of Borrowing Subsidiaries...................  46



                             EXHIBITS AND SCHEDULES

Exhibit A-1    Form of Competitive Bid Request
Exhibit A-2    Form of Notice of Competitive Bid Request
Exhibit A-3    Form of Competitive Bid
Exhibit A-4    Form of Competitive Bid Accept/Reject
Exhibit A-5    Form of Standby Borrowing Request
Exhibit B      Administrative Questionnaire
Exhibit C      Form of Assignment and Acceptance
Exhibit D      Form of Opinion of Counsel for ITT Hartford Group, Inc.
Exhibit E      Form of Borrowing Subsidiary Agreement

Schedule 2.01     Commitments

                                    364-DAY  COMPETITIVE  ADVANCE AND  REVOLVING
                           CREDIT FACILITY AGREEMENT (as it may be amended, supplemented or otherwise modified, the "Agreement") dated as of December 20, 1996, among ITT HARTFORD GROUP, INC., a Delaware corporation (the "Company"), each Borrowing Subsidiary party hereto, the lenders listed in Schedule 2.01 together with their permitted assignees, the "Lenders") and THE CHASE MANHATTAN BANK, a New York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").


                  The Lenders have been requested to extend credit to the Borrowers (such term and each other capitalized term used but not otherwise defined herein having the meaning assigned to it in Article I) to enable them to borrow on a standby revolving credit basis on and after the date hereof and at any time and from time to time prior to the Maturity Date a principal amount not in excess of $500,000,000 at any time outstanding. The Lenders have also been requested to provide a procedure pursuant to which the Borrowers may invite the Lenders to bid on an uncommitted basis on short-term borrowings by the Borrowers. The proceeds of such borrowings are to be used for working capital and other general corporate purposes. The Lenders are willing to extend credit on the terms and subject to the conditions herein set forth.

                  Accordingly, the parties hereto agree as follows:


                                                 ARTICLE I

                                                DEFINITIONS

                  SECTION 1.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings specified below:

                  "ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

                  "ABR Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Article II.

                  "Administrative Fees" shall have the meaning assigned to such term in Section 2.06(b).

                  "Administrative Questionnaire" shall mean an Administrative Questionnaire in the form of Exhibit B hereto.

                  "Affiliate" shall mean, when used with respect to a specified person, another person that directly or indirectly controls or is controlled by or is under common control with the person specified.

                  "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof, "Prime

Rate" shall mean the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective on the date such change is publicly announced as effective. "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as released on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so released for any day which is a Business Day, the arithmetic average (rounded upwards to the next 1/100th of 1%), as determined by the Administrative Agent, of the quotations for the day of such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the Alternate Base Rate shall be determined without regard to clause (b) of the first sentence of this definition until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

                  "Annual Statement" shall mean, with respect to the Restricted Subsidiaries, the Annual Statement of such Restricted Subsidiary required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law, including any exhibits, schedules, certificates or actuarial opinions filed or delivered therewith.

                  "Applicable Insurance Regulatory Authority" shall mean, with respect to any Insurance Subsidiary, the insurance commission or similar Governmental Authority located in the state in which such Insurance Subsidiary is domiciled and any Federal insurance Governmental Authority.

                  "Applicable Percentage" shall mean on any date, with respect to Eurodollar Standby Loans or with respect to the Facility Fee, as the case may be, the applicable percentage set forth below under the caption "Eurodollar Spread" or "Facility Fee Percentage", as the case may be, based upon the Ratings in effect on such date:

Category 1                    Eurodollar Spread          Facility Fee Percentage
----------                    -----------------          -----------------------

AA- or higher by D&P;              .135%                              .040%
Aa3 or higher by Moody's;
AA- or higher by S&P

Category 2
----------

A+ or A by D&P;                    .150%                              .050%
A1 or A2 by Moody's;
A+ or A by S&P

Category 3
----------

A- by D&P;                         .190%                              .060%
A3 by Moody's;
A- by S&P

Category 4
----------

BBB+ by D&P;                       .225%                              .075%
Baa1 by Moody's;
BBB+ by S&P

Category 5
----------

BBB by D&P;                        .255%                              .095%
Baa2 by Moody's;
BBB by S&P

Category 6
----------

BBB- or lower by D&P;              .300%                              .100%
Baa3 or lower by Moody's;
BBB- or lower by S&P

For purposes of the foregoing, (i) if the Ratings shall fall within different Categories, the Applicable Percentage shall be based upon the Category in which the largest number of Ratings falls or is deemed to fall, provided, that if there shall be no such Category, one Rating shall be excluded from each of the highest and the lowest Categories in which Ratings shall fall or be deemed to fall, and the Applicable Percentage shall be based upon the remaining Rating;
(ii) if only two Ratings exist, the Applicable Percentage shall be based upon the lower (numerically higher Category) of the available Ratings, (iii) if only a single Rating exists, the Applicable Percentage shall be based upon the lower (numerically higher) of Category 5 and the Category corresponding to the single available Rating; provided, however, that if only a single rating exists because D&P, Moody's or S&P ceases to be in the business of rating the Company's corporate debt obligations, the Applicable Percentage shall be based upon the Category in which such single Rating falls; (iv) if no Ratings exist, the Applicable Percentage shall be based upon Category 6, and (v) if any Rating shall be changed (other than as a result of a change in the rating system of the applicable Rating Agency), such change shall be effective as of the date on which it is first announced by the Rating Agency making such change. Each such change in the Applicable Percentage shall apply to all outstanding Eurodollar Standby Loans during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of any Rating Agency shall change, the parties hereto shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

                  "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee in the form of Exhibit C.

                  "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

                  "Board of Directors" shall mean the Board of Directors of a Borrower or any duly authorized committee thereof.

                  "Borrower" shall mean any of the Company and the Borrowing Subsidiaries.

                  "Borrowing" shall mean a group of Loans of a single Type made by the Lenders (or, in the case of a Competitive Borrowing, by the Lender or Lenders whose Competitive Bids have been accepted pursuant to Section 2.03) on a single date and as to which a single Interest Period is in effect.

                  "Borrowing Subsidiary" shall mean any Subsidiary which shall have executed and delivered to the Administrative Agent and each Lender a Borrowing Subsidiary Agreement.

                  "Borrowing Subsidiary Agreement" shall mean an agreement, in the form of Exhibit E hereto, duly executed by the Company and a Subsidiary.

                  "Business Day" shall mean any day (other than a day which is a Saturday, Sunday or legal holiday in the State of New York) on which banks are open for business in New York City; provided, however, that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

                  "Capitalized Lease-Back Obligation" shall mean with respect to any property or asset, at any date as of which the same is to be determined, the total net rental obligations of the Company or a Subsidiary under a lease of such property or asset, entered into as part of an arrangement to which the provisions of Section 5.13 are applicable (or would have been applicable had such Subsidiary been a Subsidiary at the time it entered into such lease), discounted to the date of computation at the rate of interest per annum implicit in the lease (determined in accordance with GAAP). The amount of the net rental obligation for any calendar year under any lease shall be the sum of the rental and other payments required to be paid in such calendar year by the lessee thereunder, not including, however, any amounts required to be paid by such lessee (whether or not therein designated as rental or additional rental) on account of maintenance and repairs, insurance, taxes, assessments, water rates and similar charges.

                  A "Change in Control" shall be deemed to have occurred if (a) any person or group of persons shall have acquired beneficial ownership of more than 30% of the outstanding Voting Shares of the Company (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder), or (b) during any period of 12 consecutive months, commencing after the Effective Date, individuals who on the first day of such period were directors of the Company (together with any replacement or additional directors who were nominated or elected by a majority of directors then in office) cease to constitute a majority of the Board of Directors of the Company.

                  "Code" shall mean the Internal Revenue Code of 1986, as the same may be amended from time to time.

                  "Commitment" shall mean, with respect to each Lender, the commitment of such Lender hereunder as set forth as of the Closing Date in
Schedule 2.01 under the heading "Commitment" or in an Assignment and Acceptance delivered by such Lender under Section 9.04 as such Lender's Commitment may be permanently terminated or reduced from time to time pursuant to Section 2.11 or pursuant to one or more assignments under Section 9.04. The Commitment of each Lender shall automatically and permanently terminate on the Maturity Date if not terminated earlier pursuant to the terms hereof.

                  "Competitive Bid" shall mean an offer by a Lender to make a Competitive Loan pursuant to Section 2.03.

                  "Competitive Bid Accept/Reject Letter" shall mean a notification made by a Borrower pursuant to Section 2.03(d) in the form of Exhibit A-4.

                  "Competitive  Bid Rate" shall mean, as to any Competitive Bid,
(i) in the case of a Eurodollar Loan, the Margin, and (ii) in the case of a Fixed Rate Loan, the fixed rate of interest offered by the Lender making such Competitive Bid.

                  "Competitive Bid Request" shall mean a request made pursuant to Section 2.03(a) in the form of Exhibit A-1.

                  "Competitive Borrowing" shall mean a Borrowing consisting of a Competitive Loan or concurrent Competitive Loans from the Lender or Lenders whose Competitive Bids for such Borrowing have been accepted under the bidding procedure described in Section 2.03.

                  "Competitive Loan" shall mean a Loan made pursuant to the bidding procedure described in Section 2.03. Each Competitive Loan shall be a Eurodollar Competitive Loan or a Fixed Rate Loan.

                  "Competitive Loan Exposure" shall mean, with respect to any Lender at any time, the sum of the aggregate principal amount of all outstanding Competitive Loans made by such Lender.

                  "Consolidated Net Worth" shall mean, as at any date of determination, the consolidated stockholders' equity of the Company and its Subsidiaries, as determined on a consolidated basis in accordance with GAAP plus minority interests in Subsidiaries, as determined in accordance with GAAP plus, but without duplication, Special Preferred Securities, provided that Consolidated Net Worth shall not include Special Preferred Securities to the extent that Special Preferred Securities are greater than 15% of Consolidated Total Capitalization.

                  "Consolidated Net Tangible Assets" shall mean the total of all assets appearing on a consolidated balance sheet of the Company and its Restricted Subsidiaries, prepared in accordance with GAAP (and as of a date not more than 90 days prior to the date as of which Consolidated Net Tangible Assets are to be determined), less the sum of the following items as shown on said consolidated balance sheet:

                  (i) the book amount of all segregated intangible assets, including such items as good will, trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses and unamortized debt discount and expense less unamortized debt premium;

                  (ii) all depreciation, valuation and other reserves;

                  (iii) current liabilities;

                  (iv) any minority interest in the shares of stock (other than Preferred Stock) and surplus of Restricted Subsidiaries of the Company;

                  (v) the investment of the Company and its Restricted Subsidiaries in any Subsidiary of the Company that is not a Restricted Subsidiary;

                  (vi) the total indebtedness of the Company and its Restricted Subsidiaries incurred in any manner to finance or recover the cost to the Company or any Restricted Subsidiary of any physical property, real or personal, which prior to or simultaneously with the creation of such indebtedness shall have been leased by the Company or a Restricted Subsidiary to the United States of America or a department or agency thereof at an aggregate rental, payable during that portion of the initial term of such lease (without giving effect to any options of renewal or extension) which shall be unexpired at the date of the creation of such indebtedness, sufficient (taken together with any amounts required to be paid by the lessee to the lessor upon any termination of such lease) to pay in full at the stated maturity date or dates thereof the principal of and the interest on such indebtedness;

                  (vii) deferred income and deferred liabilities; and

                  (viii) other items deductible under GAAP.

                  "Consolidated Statutory Surplus" shall mean, with respect to Nutmeg Insurance Company and its consolidated Subsidiaries at any time, the amount set forth on line 25 of the Liabilities, Surplus and Other Funds Statement in the Annual Statement or the Quarterly Statement of Nutmeg Insurance Company most recently delivered to the Administrative Agent and the Lenders pursuant to Section 5.03 or, if such statement shall be modified, the equivalent item on any applicable successor form.

                  "Consolidated Total Capitalization" shall mean, as at any date of determination, the sum of Consolidated Total Debt and Consolidated Net Worth.

                  "Consolidated Total Debt" shall mean, as at any date of determination, without duplication, (i) all Indebtedness of the Company and its Subsidiaries determined on a consolidated basis in accordance with GAAP plus
(ii) Special Preferred Securities that are mandatorily redeemable, or redeemable at the option of the holder, within 10 years of such date of determination plus
(iii) Special Preferred Securities to the extent that Special Preferred Securities exceed 15% of Consolidated Total Capitalization.

                  "D&P" shall mean Duff & Phelps Credit Rating Co. or any of its successors.

                  "Default" shall mean any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

                  "Dollars" or "$" shall mean lawful money of the United States of America.

                  "Effective Date" shall mean the first date on or after December 20, 1996, and on and before December 31, 1996, on which the conditions set forth in Section 4.02 are satisfied.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

                  "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) that, together with the Company, is treated as a single employer under Section 414(b) or (c) of the Code, or, solely for purposes of
Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

                  "ERISA Event" shall mean (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder, with respect to a Plan; (b) the adoption of any amendment to a Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (c) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (d) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (e) the incurrence of any liability under Title IV of ERISA with respect to the termination of any Plan or the withdrawal or partial withdrawal of the Company or any of its ERISA Affiliates from any Plan or Multiemployer Plan; (f) the receipt by the Company or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to the intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (g) the receipt by the Company or any ERISA Affiliate of any notice that Withdrawal Liability is being imposed or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA; and (h) the occurrence of a "prohibited transaction" with respect to which the Company or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975) of the Code, or with respect to which the Company or any such Subsidiary could otherwise be liable.

                  "Eurodollar Borrowing" shall mean a Borrowing comprised of Eurodollar Loans.

                  "Eurodollar Competitive Loan" shall mean any Competitive Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

                  "Eurodollar Loan" shall mean any Eurodollar Competitive Loan, or Eurodollar Standby Loan.

                  "Eurodollar Standby Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

                  "Event of Default" shall have the meaning assigned to such term in Article VI.

                  "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

                  "Existing Credit Facility" shall mean the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 31, 1995, among the Company, certain lenders and The Chase Manhattan Bank (as successor to Chemical Bank), as administrative agent.

                  "Facility B Credit Agreement" shall mean the $1,500,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated the date hereof among the parties hereto, as such agreement may be amended, supplemented or modified from time to time.

                  "Facility Fee" shall have the meaning assigned to such term in
Section 2.06(a).

                  "Fair Value", when used with respect to property, shall mean the fair value as determined in good faith by the board of directors of the Company.

                  "Fees" shall mean the Facility Fee and the Administrative
Fees.

                  "Financial  Officer" of any  corporation  shall mean the chief
financial  officer,  principal  accounting  officer,  treasurer,   associate  or
assistant treasurer or director of treasury services of such corporation.

                  "Fixed Rate Borrowing" shall mean a Borrowing comprised of Fixed Rate Loans.

                  "Fixed Rate Loan" shall mean any Competitive Loan bearing interest at a fixed percentage rate per annum (the "Fixed Rate") (expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive Bid.

                  "GAAP" shall mean generally accepted accounting principles, applied on a consistent basis.

                  "Governmental  Authority" shall mean any Federal, state, local
or  foreign  court  or  governmental  agency,   authority,   instrumentality  or
regulatory body.

                  "Guaranteed Obligations" shall mean the principal of and interest on the Loans made to, and the due and punctual performance of all other obligations, monetary or otherwise, of the Borrowing Subsidiaries hereunder.

                  "Indebtedness" of any person shall mean all indebtedness representing money borrowed or the deferred purchase price of property (other than trade accounts payable) or any capitalized lease obligation, which in any case is created, assumed, incurred or guaranteed in any manner by such corporation or for which such corporation is responsible or liable (whether by agreement to purchase indebtedness of, or to supply funds to or invest in, others or otherwise).

                  "Insurance Subsidiaries" shall mean Nutmeg Insurance Company and each of its insurance company Subsidiaries.

                  "Interest Payment Date" shall mean, with respect to any Loan, the last day of each Interest Period applicable thereto and, in the case of a Eurodollar Loan with an Interest Period of more than three months' duration or a Fixed Rate Loan with an Interest Period of more than 90 days' duration, each day that would have been an Interest Payment Date for such Loan had successive Interest Periods of three months' duration or 90 days' duration, as the case may be, been applicable to such Loan and, in addition, the date of any prepayment of each Loan or conversion of such Loan to a Loan of a different Type.

                  "Interest Period" shall mean (a) as to any Eurodollar Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Borrower may elect, (b) as to any ABR Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the earliest of (i) the next succeeding March 31, June 30, September 30 or December 31, (ii) the Maturity
Date, and (iii) the date such Borrowing is converted to a Borrowing of a different Type in accordance with Section 2.05 or repaid or prepaid in accordance with Section 2.07 or Section 2.12 and (c) as to any Fixed Rate Borrowing, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bids in which the offers to make the Fixed Rate Loans comprising such Borrowing were extended, which shall not be earlier than seven days after the date of such Borrowing or later than 360 days after the date of such Borrowing; provided, however, that if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day.

Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

                  "LIBO Rate" shall mean, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the rate at which dollar deposits approximately equal in principal amount to (i) in the case of a Standby Borrowing, the Administrative Agent's portion of such Eurodollar Borrowing and
(ii) in the case of a Competitive Borrowing, a principal amount that would have been the Administrative Agent's portion of such Competitive Borrowing had such Competitive Borrowing been a Standby Borrowing, and for a maturity comparable to such Interest Period as are offered to the principal London offices of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

                  "Lien" shall mean, with respect to any property or asset, any mortgage, deed of trust, lien, pledge, security interest, charge or other encumbrance on, of or in such property or asset.

                  "Loan" shall mean a Competitive Loan or a Standby Loan, whether made as a Eurodollar Loan, an ABR Loan or a Fixed Rate Loan, as permitted hereby.

                  "Loan Documents" shall mean this Agreement, the Borrowing Subsidiary Agreements and promissory notes, if any, issued pursuant to Section 9.04(i).

                  "Margin" shall mean, as to any Eurodollar Competitive Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the LIBO Rate in order to determine the interest rate applicable to such Loan, as specified in the Competitive Bid relating to such Loan.

                  "Margin Regulations" shall mean Regulations G, T, U and X of the Board as from time to time in effect, and all official rulings and interpretations thereunder or thereof.

                  "Margin Stock" shall have the meaning given such term under Regulation U of the Board.

                  "Material Adverse Effect" shall mean a materially adverse effect on the business, assets, operations or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole.

                  "Maturity Date" shall mean December 19, 1997.

                  "Moody's" shall mean Moody's Investors Service, Inc. or any of its successors.

                  "Multiemployer Plan" shall mean a multiemployer plan as defined in Section 4001(a)(3) of ERISA to which the Company or any ERISA Affiliate (other than one considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414) is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

                  "NAIC" shall mean the National Association of Insurance Commissioners or any association or Governmental Authority succeeding to any or all of the functions of the National Association of Insurance Commissioners.

                  "Notice of Competitive Bid Request" shall mean a notification made pursuant to Section 2.03(a) in the form of Exhibit A-2.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA.

                  "person" shall mean any natural person, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

                  "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or
Section 412 of the Code or Section 307 of ERISA, and in respect of which any Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

                  "Preferred Stock" shall mean any capital stock entitled by its terms to a preference (a) as to dividends or (b) upon a distribution of assets.

                  "Quarterly Statement" shall mean, with respect to any Restricted Subsidiary, the Quarterly Statement of such Restricted Subsidiary required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law, including any exhibits, schedules, certificates or actuarial opinions filed or delivered therewith.

                  "Rating Agencies" shall mean D&P, Moody's and S&P.

                  "Ratings" shall mean the ratings from time to time established by the Rating Agencies for senior, unsecured, non-credit-enhanced long-term debt of the Company.

                  "Register" shall have the meaning given such term in Section 9.04(d).

                  "Regulation D" shall mean Regulation D of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

                  "Reportable Event" shall mean any reportable event as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414).

                  "Required Lenders" shall mean, at any time, Lenders having Commitments representing at least 66-2/3% of the Total Commitment or, for purposes of acceleration pursuant to clause (ii) of Article VI, Lenders holding Loans representing at least 66-2/3% of the aggregate principal amount of the Loans outstanding.

                  "Required Surplus" means, at any date, the sum, at such date, without duplication, of (a) surplus of the Insurance Subsidiaries and (b) any reserve established and maintained by the Insurance Subsidiaries with respect to their invested assets, either voluntarily or pursuant to requirements of applicable law, the NAIC, the Insurance Department of the State of Connecticut or any other state or federal regulatory authority having jurisdiction over the Company, in each case determined in accordance with SAP.

                  "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

                  "Restricted Subsidiary" means a Subsidiary which is incorporated in any state of the United States or in the District of Columbia and which is a regulated insurance company principally engaged in one or more of the property, casualty and life insurance businesses and which has total assets representing 10% or more of the total assets of the Company and its consolidated Subsidiaries (including such Subsidiary), in each case as set forth on the most recent fiscal year-end balance sheets of such Subsidiary and the Company and its consolidated Subsidiaries, respectively, and computed in accordance with GAAP. Such Subsidiary must be designated a Restricted Subsidiary in a notice delivered by the Company and certified by a Responsible Officer to the Administrative Agent for distribution to the Lenders. In the event that the aggregate total assets of the Restricted Subsidiaries represent less than 80% of the total assets of the Company and its consolidated Subsidiaries, the Board of Directors of the Company, as evidenced by a resolution of such Board of Directors, shall promptly designate an additional Subsidiary or Subsidiaries as Restricted Subsidiaries in order that, after such designations, the aggregate total assets of the Restricted Subsidiaries represent at least 80% of the total assets of the Company and its consolidated Subsidiaries, provided that all Subsidiaries with total assets of 10% or more of the total assets of the Company and its consolidated Subsidiaries have previously been designated as Restricted Subsidiaries.

                  "Risk-Based Capital" shall mean, with respect to the Insurance Subsidiaries at any time, the Company Action Level Risk-Based Capital (as defined by the NAIC at such time and as computed in accordance with SAP) of the Insurance Subsidiaries (determined and consolidated in accordance with SAP) at such time.

                  "S&P" shall mean Standard and Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or any of its successors.

                  "SAP" shall mean, with respect to any Insurance Subsidiary, the accounting principles and procedures prescribed or permitted by the Applicable Insurance Regulatory Authority applied on a basis consistent with those that are indicated in Section 1.02.

                  "SEC" shall mean the Securities and Exchange Commission.

                  "Special Preferred Securities" shall mean preferred securities that are mandatorily redeemable, or redeemable at the option of the holder, not sooner than ten years after issuance and issued by the Company and/or one or more Subsidiaries of the Company, which would not be reflected as a liability in a consolidated balance sheet of the Company and its consolidated Subsidiaries prepared in accordance with generally accepted accounting principles.

                  "Standby Borrowing" shall mean a Borrowing consisting of simultaneous Standby Loans from each of the Lenders.

                  "Standby Borrowing Request" shall mean a request made pursuant to Section 2.04 in the form of Exhibit A-5.

                  "Standby Credit Exposure" shall mean, with respect to any Lender at any time, the sum of the aggregate principal amount of all outstanding Standby Loans made by such Lender.

                  "Standby Loans" shall mean the revolving loans made pursuant to Section 2.04. Each Standby Loan shall be a Eurodollar Standby Loan or an ABR Loan.

                  "Statement of Actuarial Opinion" shall mean, with respect to the Restricted Subsidiaries, the Statement of Actuarial Opinion required to be filed with the Applicable Insurance Regulatory Authority in accordance with state law or, if such Applicable Insurance Regulatory Authority shall no longer require such a statement, information equivalent to that required to be included in the Statement of Actuarial Opinion that was filed immediately prior to the time such statement was no longer required.

                  "subsidiary" shall mean, with respect to any person (the "parent"), any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

                  "Subsidiary" shall mean a subsidiary of the Company.

                  "Total Adjusted Capital" shall mean, with respect to the Insurance Subsidiaries at any time, the Total Adjusted Capital (as defined by the NAIC at such time and as determined and consolidated in accordance with SAP) of the Insurance Subsidiaries (taken together) at such time.

                  "Total Commitment" shall mean, at any time, the aggregate amount of Commitments of all the Lenders, as in effect at such time.

                  "Transactions" shall have the meaning assigned to such term in
 Section 3.02.

                  "Type", when used in respect of any Loan or Borrowing, shall refer to the Rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined. For purposes hereof, "Rate" shall include the LIBO Rate, the Alternate Base Rate and the Fixed Rate.
                  "Voting Shares" shall mean, as to shares of a particular corporation, outstanding shares of stock of any class of such corporation entitled to vote in the election of directors, excluding shares entitled so to vote only upon the happening of some contingency.

                  "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title VI of ERISA.

                  SECTION 1.02. Terms Generally. The definitions in Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP or, to the extent such terms apply to an Insurance Subsidiary, SAP, in each case as in effect from time to time; provided, however, that for purposes of determining compliance with any covenant set forth in Article V, such terms shall be construed in accordance with GAAP or SAP, as applicable, as in effect on the date hereof applied on a basis consistent with the application used in preparing the Company's audited financial statements referred to in Section 3.05.

                                   ARTICLE II

                                   THE CREDITS

                  SECTION 2.01. Commitments. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Standby Loans to the Borrowers, at any time and from time to time on and after the Effective Date and until the earlier of the Maturity Date and the termination of the Commitment of such Lender, in an aggregate principal amount at any time outstanding not to exceed such Lender's Commitment minus the amount by which the Competitive Loans outstanding at such time shall be deemed to have used such Commitment pursuant to Section 2.16, subject, however, to the conditions that (i) at no time shall
(A) the sum of (x) the outstanding aggregate principal amount of all Standby Loans made by all Lenders plus (y) the outstanding principal amount of all Competitive Loans made by all Lenders exceed (B) the Total Commitment and (ii) at all times, the outstanding aggregate principal amount of all Standby Loans made by each Lender shall equal the product of (A) the percentage which its Commitment represents of the Total Commitment times (B) the outstanding aggregate principal amount of all Standby Loans.

                  Within the foregoing limits, the Borrowers may borrow, pay or prepay and reborrow Standby Loans hereunder, on and after the Effective Date and prior to the Maturity Date, subject to the terms, conditions and limitations set forth herein.

                  SECTION 2.02. Loans. (a) Each Standby Loan shall be made as part of a Borrowing consisting of Loans made by the Lenders ratably in accordance with their respective Commitments; provided, however, that the failure of any Lender to make any Standby Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.03. The Standby or Competitive Loans comprising any Borrowing shall be (i) in the case of Competitive Loans, in an aggregate principal amount which is an integral multiple of $1,000,000 and not less than $5,000,000 and (ii) in the case of Standby Loans, in an aggregate principal amount which is an integral multiple of $5,000,000 and not less than $20,000,000 (or an aggregate principal amount equal to the remaining balance of the available Commitments).

                  (b) Each Competitive Borrowing shall be comprised entirely of Eurodollar Competitive Loans or Fixed Rate Loans, and each Standby Borrowing shall be comprised entirely of Eurodollar Standby Loans or ABR Loans, as the Borrower may request pursuant to Section 2.03 or 2.04, as applicable. Each Lender may at its option make any Eurodollar Loan by causing any domestic or foreign branch, agency or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time. For purposes of the foregoing, Loans having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Loans.

                  (c) Subject to Section 2.05, each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds to the Administrative Agent in New York, New York, not later than 12:00 noon, New York City time, and the Administrative Agent shall by 2:00 p.m., New York City time, credit the amounts so received to the account or accounts specified from time to time in one or more notices delivered by the Company to the Administrative Agent or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders. Competitive Loans shall be made by the Lender or Lenders whose Competitive Bids therefor are accepted pursuant to Section 2.03 in the amounts so accepted. Standby Loans shall be made by the Lenders pro rata in accordance with Section 2.16. Unless the Administrative Agent shall have received notice from a Lender prior to the date (or, in the case of ABR Borrowings, on the date) of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the date of such Borrowing in accordance with this paragraph (c) and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have made such portion available to the Administrative Agent, such Lender and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent at (i) in the case of the Borrower, the interest rate applicable at the time to the Loans comprising such Borrowing and
(ii) in the case of such Lender, the Federal Funds Effective Rate. If such Lender shall repay to the Administrative Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement.

                  SECTION 2.03. Competitive Bid Procedure. (a) In order to request Competitive Bids, a Borrower (the "Applicable Borrower") shall hand deliver or telecopy to the Administrative Agent a duly completed Competitive Bid Request in the form of Exhibit A-1 hereto, to be received by the Administrative Agent (i) in the case of a Eurodollar Competitive Loan, not later than 10:00 a.m., New York City time, four Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before a proposed Competitive Borrowing. No ABR Loan shall be requested in, or made pursuant to, a Competitive Bid Request. A Competitive Bid Request that does not conform substantially to the format of Exhibit A-1 may be rejected in the Administrative Agent's sole discretion, and the Administrative Agent shall promptly notify the Borrower of such rejection by telecopy. Each Competitive Bid Request shall refer to this Agreement and specify (w) whether the Borrowing then being requested is to be a Eurodollar Borrowing or a Fixed Rate Borrowing, (x) the date of such Borrowing (which shall be a Business Day) and the aggregate principal amount thereof which shall be in a minimum principal amount of $10,000,000 and in an integral multiple of $5,000,000 and (y) the Interest Period with respect thereto (which may not end after the Maturity Date). Promptly after its receipt of a Competitive Bid Request that is not rejected as aforesaid, the Administrative Agent shall telecopy to the Lenders a Notice of Competitive Bid Request inviting the Lenders to bid, on the terms and conditions of this Agreement, to make Competitive Loans.

                  (b) Each Lender invited to bid may, in its sole discretion, make one or more Competitive Bids to the Applicable Borrower responsive to such Borrower's Competitive Bid Request. Each Competitive Bid by a Lender must be received by the Administrative Agent by telecopy, in the form of Exhibit A-3 hereto, (i) in the case of a Eurodollar Competitive Loan, not later than 9:30 a.m., New York City time, three Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing. A Lender may submit multiple bids to the Administrative Agent. Competitive Bids that do not conform substantially to the format of Exhibit A-3 may be rejected by the Administrative Agent, and the Administrative Agent shall notify the Lender making such nonconforming bid of such rejection as soon as practicable. Each Competitive Bid shall refer to this Agreement and specify (x) the principal amount (which shall be in a minimum principal amount of $5,000,000 and in an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested) of the Competitive Loan or Loans that the Lender is willing to make, (y) the Competitive Bid

Rate or Rates at which the Lender is prepared to make the Competitive Loan or Loans and (z) the Interest Period and the last day thereof. If any Lender invited to bid shall elect not to make a Competitive Bid, such Lender shall so notify the Administrative Agent by telecopy (I) in the case of Eurodollar Competitive Loans, not later than 9:30 a.m., New York City time, three Business Days before a proposed Competitive Borrowing, and (II) in the case of Fixed Rate Loans, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing; provided, however, that failure by any Lender to give such notice shall not cause such Lender to be obligated to make any Competitive Loan as part of such Competitive Borrowing. A Competitive Bid submitted by a Lender pursuant to this paragraph (b) shall be irrevocable.

                  (c) The Administrative Agent shall as promptly as practicable notify the Borrower, by telecopy, of all the Competitive Bids made, the Competitive Bid Rate and the principal amount of each Competitive Loan in respect of which a Competitive Bid was made and the identity of the Lender that made each bid. The Administrative Agent shall send a copy of all Competitive Bids to the Borrower for its records as soon as practicable after completion of the bidding process set forth in this Section 2.03.

                  (d) The Borrower may in its sole and absolute discretion, subject only to the provisions of this paragraph (d), accept or reject any Competitive Bid referred to in paragraph (c) above. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in the form of a Competitive Bid Accept/Reject Letter, whether and to what extent it has decided to accept or reject any of or all the bids referred to in paragraph (c) above not more than one hour after it shall have been notified of such bids by the Administrative Agent pursuant to such paragraph (c); provided, however, that (i) the failure of the Borrower to give such notice shall be deemed to be a rejection of all the bids referred to in paragraph (c) above, (ii) the Borrower shall not accept a bid made at a particular Competitive Bid Rate if it has decided to reject a bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (iv) if the Borrower shall accept a bid or bids made at a particular Competitive Bid Rate but the amount of such bid or bids shall cause the total amount of bids to be accepted to exceed the amount specified in the Competitive Bid Request, then the Borrower shall accept a portion of such bid or bids in an amount equal to the amount specified in the Competitive Bid Request less the amount of all other Competitive Bids accepted with respect to such Competitive Bid Request, which acceptance, in the case of multiple bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such bid at such Competitive Bid Rate, and (v) except pursuant to clause (iv) above, no bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000; provided further, however, that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner which shall be in the discretion of the Borrower. A notice given pursuant to this paragraph (d) shall be irrevocable.

                  (e) The Administrative Agent shall promptly notify each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive Bid Rate) by telecopy, and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its bid has been accepted.

                  (f) No Competitive Borrowing shall be requested or made hereunder if after giving effect thereto any of the conditions set forth in subsections (i) or (ii) of Section 2.01 would not be met.

                  (g) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such bid directly to the Applicable Borrower one quarter of an hour earlier than the latest time at which the other Lenders are required to submit their bids to the Administrative Agent pursuant to paragraph (b) above.

                  (h) All notices required by this Section 2.03 shall be given in accordance with Section 9.01.

                  SECTION 2.04. Standby Borrowing Procedure. In order to request a Standby Borrowing, a Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Standby Borrowing Request in the form of Exhibit A-5 (a) in the case of a Eurodollar Standby Loan, not later than 10:30 a.m., New York City time, three Business Days before such Borrowing, and (b) in the case of an ABR Borrowing, not later than 10:30 a.m., New York City time, on the day of such Borrowing. No Fixed Rate Loan shall be requested or made pursuant to a Standby Borrowing Request. Such notice shall be irrevocable and shall in each case specify (i) whether the Borrowing then being requested is to be a Eurodollar Standby Loan or an ABR Borrowing; (ii) the date of such Standby Borrowing (which shall be a Business Day) and the amount thereof; and (iii) if such Borrowing is to be a Eurodollar Standby Loan, the Interest Period with respect thereto, which shall not end after the Maturity Date. If no election as to the Type of Standby Borrowing is specified in any such notice, then the requested Standby Borrowing shall be an ABR Borrowing. If no Interest Period with respect to any Eurodollar Standby Loan is specified in any such notice, then the Borrower shall be deemed to have selected an Interest Period of one month's duration, in the case of a Eurodollar Borrowing. Notwithstanding any other provision of this Agreement to the contrary, no Standby Borrowing shall be requested if the Interest Period with respect thereto would end after the Maturity Date. The Administrative Agent shall promptly advise each of the Lenders of any notice given pursuant to this Section 2.04 and of each Lender's portion of the requested Borrowing.

                  SECTION 2.05. Conversion and Continuation of Standby Loans. Each Borrower shall have the right at any time upon prior irrevocable notice to the Administrative Agent (i) not later than 10:30 a.m., New York City time, on the day of the conversion, to convert all or any part of any Eurodollar Standby Loan into an ABR Borrowing, and (ii) not later than 10:30 a.m., New York City time, three Business Days prior to conversion or continuation, to convert any ABR Borrowing into a Eurodollar Standby Loan or to continue any Eurodollar Standby Loan as a Eurodollar Standby Loan for an additional Interest Period, subject in each case to the following:

                  (a) if less than all the outstanding principal amount of any Standby Borrowing shall be converted or continued, the aggregate principal amount of the Standby Borrowing converted or continued shall be an integral multiple of $5,000,000 and not less than $20,000,000;

                  (b) accrued interest on a Standby Borrowing (or portion thereof) being converted shall be paid by the Borrower at the time of conversion;

                  (c) if any Eurodollar Standby Loan is converted at a time other than the end of the Interest Period applicable thereto, the Borrower shall pay, upon demand, any amounts due to the Lenders pursuant to Section 2.15;

                  (d) any portion of a Standby Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Eurodollar Standby Loan;

                  (e) any portion of a Eurodollar Standby Loan which cannot be continued as a Eurodollar Standby Loan by reason of clause (d) above shall be automatically converted at the end of the Interest Period in effect for such Eurodollar Standby Loan into an ABR Borrowing;

                  (f) no Interest Period may be selected for any Eurodollar Standby Loan that would end later than the Maturity Date; and

                  (g) at any time when there shall have occurred and be continuing any Default or Event of Default, no Borrowing may be converted into or continued as a Eurodollar Standby Loan.

                  Each notice pursuant to this Section 2.05 shall be irrevocable and shall refer to this Agreement and specify (i) the identity and amount of the Standby Borrowing to be converted or continued, (ii) whether such Standby Borrowing is to be converted to or continued as a Eurodollar Standby Loan or an ABR Borrowing, (iii) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (iv) if such Standby Borrowing is to be converted to or continued as a Eurodollar Standby Loan, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Eurodollar Standby Loan, the Borrower shall be deemed to have selected an Interest Period of one month's duration. If no notice shall have been given in accordance with this
Section 2.05 to convert or continue any Standby Borrowing, such Standby Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest Period as an ABR Borrowing.

                  SECTION 2.06. Fees. (a) The Company agrees to pay to each Lender, through the Administrative Agent, on each March 31, June 30, September 30 and December 31 (with the first payment being due on December 31, 1996) and on each date on which the Commitment of such Lender shall be terminated as provided herein, a facility fee (a "Facility Fee"), at a rate per annum equal to the Applicable Percentage from time to time in effect on the amount of the Commitment of such Lender, whether used or unused, during the preceding quarter (or other period commencing on the Effective Date, or ending with the Maturity Date or any date on which the Commitment of such Lender shall be terminated). All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be. The Facility Fee due to each Lender shall commence to accrue on the Effective Date and shall cease to accrue on the earlier of the Maturity Date and the termination of the Commitment of such Lender as provided herein.

                  (b) The Company agrees to pay the Administrative Agent, for its own account, the administrative and other fees separately agreed to by the Company and the Administrative Agent (the "Administrative Fees").

                  (c) All Fees shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, if and as appropriate, among the Lenders except that the Administrative Fees shall be paid pursuant to paragraph (b) above. Once paid, none of the Fees shall be refundable under any circumstances.

                  SECTION 2.07. Repayment of Loans; Evidence of Debt. (a) Each Borrower hereby agrees that the outstanding principal balance of each Standby Loan shall be payable on the Maturity Date and that the outstanding principal balance of each Competitive Loan shall be payable on the last day of the Interest Period applicable thereto. Each Loan shall bear interest on the outstanding principal balance thereof as set forth in Section 2.08.

                  (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Agreement.

                  (c) The Administrative Agent shall (i) maintain accounts in which it will record (A) the amount of each Loan made hereunder, the Borrower of each Loan, the Type of each Loan made and the Interest Period applicable thereto, (B) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (C) the amount of any sum received by the Administrative Agent hereunder from each Borrower and each Lender's share thereof and (ii) provide a summary to the Company in writing on a quarterly basis.

                  (d) The entries made in the accounts maintained pursuant to paragraphs (b) and (c) of this Section 2.07 shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligations of the Borrowers to repay the Loans in accordance with their terms.

                  SECTION 2.08. Interest on Loans. (a) Subject to the provisions of Section 2.09, the Loans comprising each Eurodollar Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to (i) in the case of each Eurodollar Standby Loan, the LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Percentage from time to time in effect and (ii) in the case of each Eurodollar Competitive Loan, the LIBO Rate for the Interest Period in effect for such Borrowing plus the Margin offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03.

                  (b) Subject to the provisions of Section 2.09, the Loans comprising each ABR Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be, for periods during which the Alternate Base Rate is determined by reference to the Prime Rate and 360 days for other periods) at a rate per annum equal to the Alternate Base Rate.

                  (c) Subject to the provisions of Section 2.09, each Fixed Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the fixed rate of interest offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03.

                  (d) Interest on each Loan shall be payable on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement. The applicable LIBO Rate or Alternate Base Rate for each Interest Period or day within an Interest Period, as the case may be, shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

                  SECTION 2.09. Default Interest. If a Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, whether by scheduled maturity, notice of prepayment, acceleration or otherwise, such Borrower shall on demand from time to time from the Administrative Agent pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed as provided in Section 2.08(b)) equal to the Alternate Base Rate plus 2%.

                  SECTION 2.10. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Borrowing, the Administrative Agent shall have determined (i) that dollar deposits in the currency and principal amounts of the Eurodollar Loans comprising such Borrowing are not generally available in the London market or (ii) that reasonable means do not exist for ascertaining the LIBO Rate, the Administrative Agent shall, as soon as practicable thereafter, give telecopy notice of such determination to the Company and applicable Borrower and the Lenders. In the event of any such determination under clauses (i) or (ii) above, until the Administrative Agent shall have advised the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (x) any request by a Borrower for a Eurodollar Competitive Loan pursuant to Section 2.03 shall be of no force and effect and shall be denied by the Administrative Agent and (y) any request by a Borrower for a Eurodollar Standby Loan pursuant to Section 2.04 shall be deemed to be a request for an ABR Borrowing. In the event the Required Lenders notify the Administrative Agent that the rates at which dollar deposits are being offered will not adequately and fairly reflect the cost to such Lenders of making or maintaining Eurodollar Loans during such Interest Period, the Administrative Agent shall notify the applicable Borrower of such notice and until the Required Lenders shall have advised the Administrative Agent that the circumstances giving rise to such notice no longer exist, any request by such Borrower for a Eurodollar Standby Loan shall be deemed a request for an ABR Borrowing. Each determination by the Administrative Agent hereunder shall be made in good faith and shall be conclusive absent manifest error.

                  SECTION 2.11. Termination and Reduction of Commitments. (a) The Commitments shall be automatically terminated on the Maturity Date; provided, however, that if the Effective Date does not occur on or before December 31, 1996, the Commitments shall terminate on such date.

                  (b) Upon at least three Business Days' prior irrevocable telecopy notice to the Administrative Agent, the Company may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Commitment; provided, however, that (i) each partial reduction of the Total Commitment shall be in an integral multiple of $10,000,000 and in a minimum principal amount of $50,000,000 and (ii) no such termination or reduction shall be made which would reduce the Total Commitment to an amount less than the sum of the aggregate Standby Credit Exposures and aggregate outstanding principal amount of the Competitive Loans.

                  (c) Each reduction in the Total Commitment hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. The Borrowers shall pay to the Administrative Agent for the account of the Lenders, on the date of each reduction or termination of the Total Commitment, the Facility Fees on the amount of the Commitments terminated accrued through the date of such termination or reduction.

                  SECTION 2.12. Prepayment. (a) Each Borrower shall have the right at any time and from time to time to prepay any Standby Borrowing, in whole or in part, upon giving telecopy notice (or telephone notice promptly confirmed by telecopy) to the Administrative Agent: (i) before 10:00 a.m., New York City time, three Business Days prior to prepayment, in the case of Eurodollar Loans, and (ii) before 10:00 a.m., New York City time, one Business Day prior to prepayment, in the case of ABR Loans; provided, however, that each partial prepayment shall be in an amount which is an integral multiple of $10,000,000 and not less than $50,000,000. No prepayment may be made in respect of any Competitive Borrowing.

                  (b) On the date of any termination or reduction of the Commitments pursuant to Section 2.11, the Borrowers shall pay or prepay so much of the Standby Borrowings as shall be necessary in order that the aggregate sum of the Competitive Loan Exposures and Standby Credit Exposures will not exceed the Total Commitment, after giving effect to such termination or reduction.

                  (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, shall be irrevocable and shall commit the applicable Borrower to prepay such Borrowing (or portion thereof) by the amount stated therein on the date stated therein. All prepayments under this Section 2.12 shall be subject to
Section 2.15 but otherwise without premium or penalty. All prepayments under this Section 2.12 shall be accompanied by accrued interest on the principal amount being prepaid to the date of payment.

                  SECTION 2.13. Reserve  Requirements;  Change in Circumstances.
(a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall result in the imposition, modification or applicability of any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by any Lender, or shall result in the imposition on (i) any Lender or the London interbank market of any other condition affecting this Agreement, (ii) such Lender's Commitment or (iii) any Eurodollar Loan or Fixed Rate Loan made by such Lender and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or Fixed Rate Loan or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise) by an amount reasonably deemed by such Lender to be material, then such additional amount or amounts as will compensate such Lender for such additional costs or reduction will be paid by the Borrowers to such Lender upon demand. Notwithstanding the foregoing, no Lender shall be entitled to request compensation under this paragraph with respect to any Competitive Loan if the change giving rise to such request was applicable to such Lender at the time of submission of the Competitive Bid pursuant to which such Competitive Loan was made.

                  (b) If any Lender shall have determined that the adoption of any law, rule, regulation or guideline arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Lender's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on (i) such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement, (ii) such Lender's Commitment or (iii) the Loans made by such Lender pursuant hereto to a level below that which such Lender or such Lender's holding company could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then from time to time such additional amount or amounts as will compensate such Lender for such reduction will be paid by the Borrowers to such Lender. It is acknowledged that this Agreement is being entered into by the Lenders on the understanding that the Lenders will not be required to maintain capital against their Commitments under currently applicable laws, regulations and regulatory guidelines. In the event that any Lender shall be advised by any Governmental Authority or shall otherwise determine on the basis of pronouncements of any Governmental Authority that such understanding is incorrect, it is agreed that the Lenders will be entitled to make claims under this paragraph (b) based upon market requirements prevailing on the date hereof for commitments under comparable credit facilities against which capital is required to be maintained.

                  (c) A certificate of any Lender setting forth such amount or amounts as shall be necessary to compensate such Lender or its holding company, as applicable, as specified in paragraph (a) or (b) above, as the case may be, shall be delivered to the Company and shall be conclusive absent manifest error. The Borrowers shall pay such Lender the amount shown as due on any such certificate delivered by it within 10 days after its receipt of the same.

                  (d) Failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any period shall not constitute a waiver of such Lender's right to demand compensation with respect to such period or any other period; provided, however, that no Lender shall be entitled to compensation under this Section 2.13 for any costs incurred or reductions suffered with respect to any date unless it shall have notified the Company that it will demand compensation for such costs or reductions under paragraph (c) above not more than 90 days after the later of (i) such date and (ii) the date on which it shall have become aware of such costs or reductions. The protection of this Section shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, guideline or other change or condition which shall have occurred or been imposed.

                  SECTION 2.14. Change in Legality. (a) Notwithstanding any other provision herein, if any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to any Eurodollar Loan, then, by written notice to the Company and to the Administrative Agent, such Lender may:

                  (i) declare that Eurodollar Loans will not thereafter be made by such Lender hereunder, whereupon such Lender shall not submit a Competitive Bid in response to a request for a Eurodollar Competitive Loan and any request for a Eurodollar Standby Loan shall, as to such Lender only, be deemed a request for an ABR Loan, unless such declaration shall be subsequently withdrawn; and

                  (ii) require that all outstanding Eurodollar Loans, made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically converted to ABR Loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under subparagraph (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender, or the converted Eurodollar Loans of such Lender, shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans.

                  (b) For purposes of this Section 2.14, a notice by any Lender shall be effective as to each Eurodollar Loan, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt.

                  SECTION 2.15. Indemnity. The Borrowers shall indemnify each Lender against any out-of-pocket loss or expense which such Lender may sustain or incur as a consequence of (a) any failure to borrow or to refinance, convert or continue any Loan hereunder after irrevocable notice of such borrowing, refinancing, conversion or continuation has been given pursuant to
Section 2.03, 2.04 or 2.05, (b) any payment, prepayment or conversion, or assignment required under Section 2.20, of a Eurodollar Loan required by any other provision of this Agreement or otherwise made or deemed made on a date other than the last day of the Interest Period, if any, applicable thereto, (c) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, whether by scheduled maturity, acceleration, irrevocable notice of prepayment or otherwise) or (d) the occurrence of any Event of Default, including, in each such case, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurodollar Loan. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by such Lender, of (i) its cost of obtaining the funds for the Loan being paid, prepaid, refinanced or not borrowed (assumed to be the LIBO Rate applicable thereto) for the period from the date of such payment, prepayment, refinancing or failure to borrow or refinance to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow or refinance the Interest Period for such Loan which would have commenced on the date of such failure) over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid or not borrowed or refinanced for such period or Interest Period, as the case may be. A certificate of any Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section shall be delivered to such Borrower and shall be conclusive absent manifest error.

                  SECTION 2.16.  Pro Rata  Treatment.  Except as required  under
Sections 2.14 and 2.20, each payment or prepayment of principal of any Standby Borrowing, each payment of interest on the Standby Loans, each payment of the Facility Fees, each reduction of the Commitments and each refinancing or conversion of any Standby Borrowing with a Standby Borrowing of any Type, shall be allocated pro rata among the Lenders in accordance with their respective Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Standby Loans). Each payment of principal of any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amounts of their outstanding Competitive Loans comprising such Borrowing. Each payment of interest on any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective amounts of accrued and unpaid interest on their outstanding Competitive Loans comprising such Borrowing. For purposes of determining the available Commitments of the Lenders at any time, each outstanding Competitive Borrowing shall be deemed to have utilized the Commitments of the Lenders (including those Lenders which shall not have made Loans as part of such Competitive Borrowing) pro rata in accordance with such respective Commitments. Each Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing to the next higher or lower whole Dollar amount.

                  SECTION 2.17. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Standby Loan or Loans as a result of which the unpaid principal portion of its Standby Loans shall be proportionately less than the unpaid principal portion of the Standby Loans of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Standby Loans of such other Lender, so that the aggregate unpaid principal amount of the Standby Loans and participations in the

Standby Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Standby Loans then outstanding as the principal amount of its Standby Loans prior to such exercise of banker's lien, setoff or counterclaim or other event was to the principal amount of all Standby Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that, if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.17 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. Any Lender holding a participation in a Standby Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing to such Lender by reason thereof as fully as if such Lender had made a Standby Loan in the amount of such participation.

                  SECTION 2.18. Payments. (a) The Borrowers shall make each payment (including principal of or interest on any Borrowing and any Fees or other amounts) hereunder from an account in the United States not later than 12:00 noon, local time at the place of payment, on the date when due, without setoff or counterclaim, to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, in immediately available funds. Each such payment shall be made in Dollars.

                  (b) Whenever any payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or Fees, if applicable.

                  SECTION 2.19. Taxes. (a) Any and all payments to the Lenders hereunder shall be made, in accordance with Section 2.18, free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes imposed on the income of the Administrative Agent or any Lender (or any transferee or assignee thereof, including a participation holder (any such entity a "Transferee")) and (ii) franchise taxes imposed on the income, assets or net worth of the Administrative Agent or any Lender (or Transferee), in each case by the jurisdiction under the laws of which the Administrative Agent or such Lender (or Transferee) is organized or doing business (other than as a result of entering into this Agreement, performing any obligations hereunder, receiving any payments hereunder or enforcing any rights hereunder), or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities, collectively or individually, "Taxes"). If any Borrower shall be required to deduct any Taxes from or in respect of any sum payable hereunder to any Lender (or any Transferee) or the Administrative Agent, (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.19) such Lender (or Transferee) or the Administrative Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

                  (b) In addition, the Borrowers shall pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

                  (c) The Borrowers shall indemnify each Lender (or Transferee) and the Administrative Agent for the full amount of Taxes and Other Taxes paid by such Lender (or Transferee) or the Administrative Agent, as the case may be, and any liability (including penalties, interest and expenses (including reasonable attorney's fees and expenses)) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability prepared by a Lender (or Transferee) or the Administrative Agent on its behalf, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date any Lender (or Transferee) or the Administrative Agent, as the case may be, makes written demand therefor, which written demand shall be made within 60 days of the date such Lender (or Transferee) or the Administrative Agent receives written demand for payment of such Taxes or Other Taxes from the relevant Governmental Authority.

                  (d) If a Lender (or Transferee) or the Administrative Agent shall become aware that it is entitled to claim a refund from a Governmental Authority in respect of Taxes or Other Taxes as to which it has been indemnified by the Borrowers, or with respect to which the Borrowers have paid additional amounts, pursuant to this Section 2.19, it shall promptly notify the Borrowers of the availability of such refund claim and shall, within 30 days after receipt of a request by the Borrowers, make a claim to such Governmental Authority for such refund at the Borrowers' expense. If a Lender (or Transferee) or the Administrative Agent receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) in respect of any Taxes or Other Taxes as to which it has been indemnified by the Borrowers or with respect to which the Borrowers have paid additional amounts pursuant to this Section 2.19, it shall within 30 days from the date of such receipt pay over such refund to the Borrowers (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrowers under this Section 2.19 with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of such Lender (or Transferee) or the Administrative Agent and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that the Borrowers, upon the request of such Lender (or Transferee) or the Administrative Agent, agree to repay the amount paid over to the Borrowers (plus penalties, interest or other charges) to such Lender (or Transferee) or the Administrative Agent in the event such Lender (or Transferee) or the Administrative Agent is required to repay such refund to such Governmental Authority.

                  (e) As soon as practicable after the date of any payment of Taxes or Other Taxes by the Borrowers to the relevant Governmental Authority, the Borrowers will deliver to the Administrative Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt issued by such Governmental Authority evidencing payment thereof.

                  (f) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.19 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

                  (g) Each Lender (or Transferee) that is organized under the laws of a jurisdiction other than the United States, any State thereof or the District of Columbia (a "Non-U.S. Lender") shall deliver to the Company and the Administrative Agent two copies of either United States Internal Revenue Service Form 1001 or Form 4224, or, in the case of a Non-U.S. Lender claiming exemption from U.S. Federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a Form W-8, or any subsequent versions thereof or successors thereto (and, if such Non-U.S. Lender delivers a Form W-8, a certificate representing that such Non-U.S. Lender is not a bank for purposes of Section 881(c) of the Code, is not a 10 percent shareholder (within the meaning of

Section 871(h)(3)(B) of the Code) of the Company and is not a controlled foreign corporation related to the Company (within the meaning of Section 864(d)(4) of the Code)), properly completed and duly executed by such Non-U.S. Lender claiming complete exemption from, or reduced rate of, U.S. Federal withholding tax on payments by the Company under this Agreement. Such forms shall be delivered by each Non-U.S. Lender on or before the date it becomes a party to this Agreement (or, in the case of a Transferee that is a participation holder, on or before the date such participation holder becomes a Transferee hereunder) and on or before the date, if any, such Non-U.S. Lender changes its applicable lending office by designating a different lending office (a "New Lending Office"). In addition, each Non-U.S. Lender shall deliver such forms promptly upon the obsolescence or invalidity of any form previously delivered by such Non-U.S. Lender. Notwithstanding any other provision of this Section 2.19(g), a Non-U.S. Lender shall not be required to deliver any form pursuant to this
Section 2.19(g) that such Non-U.S. Lender is not legally able to deliver.

                  (h) The Company shall not be required to indemnify any Non-U.S. Lender, or to pay any additional amounts to any Non-U.S. Lender, in respect of United States Federal withholding tax pursuant to paragraph (a) or
(c) above to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to this Agreement (or, in the case of a Transferee that is a participation holder, on the date such participation holder became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Non-U.S. Lender designated such New Lending Office with respect to a Loan; provided, however, that this clause (i) shall not apply to any Transferee or New Lending Office that becomes a Transferee or New Lending Office as a result of an assignment, participation, transfer or designation made at the request of the Company; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any Transferee, or Lender (or Transferee) through a New Lending Office, would be entitled to receive (without regard to this clause (i)) do not exceed the indemnity payment or additional amounts that the person making the assignment, participation or transfer to such Transferee, or Lender (or Transferee) making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation or
(ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (g) above.

                  (i) Any Lender (or Transferee) claiming any indemnity payment or additional amounts payable pursuant to this Section 2.19 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document reasonably requested in writing by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such indemnity payment or additional amounts that may thereafter accrue and would not, in the determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

                  (j) Nothing contained in this Section 2.19 shall require any Lender (or Transferee) or the Administrative Agent to make available any of its tax returns (or any other information that it deems to be confidential or proprietary).

                  SECTION 2.20. Duty to Mitigate; Assignment of Commitments Under Certain Circumstances. (a) Any Lender (or Transferee) claiming any additional amounts payable pursuant to Section 2.13 or Section 2.19 or exercising its rights under Section 2.14 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue or avoid the circumstances giving rise to such exercise and would not, in the determination of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

                  (b) In the event that any Lender shall have delivered a notice or certificate pursuant to Section 2.13 or 2.14, or the Company shall be required to make additional payments to any Lender under Section 2.19, the Company shall have the right, at its own expense, upon notice to such Lender and the Administrative Agent, to require such Lender to transfer and assign without recourse (in accordance with and subject to the restrictions contained in
Section  9.04) all  interests,  rights and  obligations  contained  hereunder to another financial institution approved by the Administrative Agent (which approval shall not be unreasonably withheld) which shall assume such obligations; provided that (i) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority and (ii) the assignee or the Company, as the case may be, shall pay to the affected Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on the Loans made by it hereunder and all other amounts accrued for its account or owed to it hereunder.


                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

                  Each Borrower represents and warrants to each of the Lenders that:

                  SECTION 3.01. Organization; Powers. Each Borrower and each of the Restricted Subsidiaries (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has all requisite power and authority to own its property and assets and to carry on its business as now conducted and as proposed to be conducted, (c) is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not result in a Material Adverse Effect, and (d) in the case of each Borrower, has the corporate power and authority to execute, deliver and perform its obligations under the Loan Documents and to borrow hereunder and thereunder.

                  SECTION 3.02. Authorization. The execution, delivery and performance by the Borrowers of this Agreement, the promissory notes, if any, issued pursuant to Section 9.04(i) (and by the Borrowing Subsidiaries of each Borrowing Subsidiary Agreement) and the Borrowings hereunder (collectively, the "Transactions") (a) have been duly authorized by all requisite corporate action and (b) will not (i) violate (A) any provision of any law, statute, rule or regulation (including the Margin Regulations) or of the certificate of incorporation or other constitutive documents or by-laws of the Borrowers, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which any Borrower is a party or by which it or any of its property is or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any such indenture, agreement or other instrument or (iii) result in the creation or imposition of any lien upon any property or assets of any Borrower.

                  SECTION 3.03. Enforceability. This Agreement and each Loan Document to which a Borrower is a party constitutes a legal, valid and binding obligation of each such Borrower enforceable in accordance with its terms.

                  SECTION 3.04. Governmental Approvals. No action, consent or approval of, registration or filing with or other action by any Governmental Authority, other than those which have been taken, given or made, as the case may be, is or will be required with respect to any Borrower in connection with the Transactions.

                  SECTION 3.05. Financial Statements. (a) The Company has heretofore furnished to the Administrative Agent and the Lenders copies of its consolidated balance sheet and statements of income, cash flow and stockholders' equity as of and for the year ended December 31, 1995 and the nine months ended September 30, 1996. Such financial statements present fairly, in all material respects, the consolidated financial condition and the results of operations of the Company and the Subsidiaries as of such dates and for such periods in accordance with GAAP or SAP, as requested.

                  (b) As of the date hereof, there has been no material adverse change in the consolidated financial condition of the Company and the Subsidiaries taken as a whole from the financial condition reported in the financial statements referenced in paragraph (a) of this Section 3.05.

                  SECTION 3.06. Litigation; Compliance with Laws. (a) There are no actions, proceedings or investigations filed or (to the knowledge of the Borrowers) threatened against any Borrower or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal which question the validity or legality of this Agreement, the Transactions or any action taken or to be taken pursuant to this Agreement and no order or judgment has been issued or entered restraining or enjoining any Borrower or any Subsidiary from the execution, delivery or performance of this Agreement nor is there any other action, proceeding or investigation filed or (to the knowledge of any Borrower or any Subsidiary) threatened against any Borrower or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal which would be reasonably likely to result in a Material Adverse Effect or materially restrict the ability of any Borrower to comply with its obligations under the Loan Documents.

                  (b) Neither any Borrower nor any Subsidiary is in violation of any law, rule or regulation (including any law, rule or regulation relating to the protection of the environment or to employee health or safety), or in default with respect to any judgment, writ, injunction or decree of any Governmental Authority, where such violation or default would be reasonably likely to result in a Material Adverse Effect.

                  SECTION 3.07. Federal Reserve Regulations. (a) Neither any Borrower nor any Subsidiary that will receive proceeds of the Loans hereunder is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

                  (b) No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase or carry Margin Stock or to refund indebtedness originally incurred for such purpose, or for any other purpose which entails a violation of, or which is inconsistent with, the provisions of the Margin Regulations.

                  SECTION 3.08. Investment Company Act; Public Utility Holding Company Act. No Borrower is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 (the "1940 Act") or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935. While certain subsidiaries of Hartford Life Insurance Company are "investment companies" as defined in the 1940 Act, the transactions contemplated by this Agreement will not violate or require any approval under such Act or any regulations promulgated pursuant thereto.

                  SECTION 3.09. Use of Proceeds. All proceeds of the Loans shall be used for the purposes referred to in the recitals to this Agreement.

                  SECTION 3.10. Full Disclosure; No Material Misstatements. None of the representations or warranties made by any Borrower in connection with this Agreement as of the date such representations and warranties are made or deemed made, and no report, financial statement or other information furnished by or on behalf of any Borrower to the Administrative Agent or any Lender pursuant to or in connection with this Agreement or the credit facilities established hereby, contains or will contain any material misstatement of fact or omits or will omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were or will be made, not misleading.

                  SECTION 3.11. Taxes. Each Borrower and each of the Restricted Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which are required to be filed by them, and have paid or caused to be paid all taxes shown to be due and payable on such returns or on any assessments received by any of them, other than any taxes or assessments the validity of which is being contested in good faith by appropriate proceedings, and with respect to which appropriate accounting reserves have to the extent required by GAAP or SAP, as applicable, been set aside.

                  SECTION 3.12.  Employee  Pension  Benefit  Plans.  The present aggregate value of accumulated benefit obligations of all unfunded and underfunded pension plans of the Company and its Subsidiaries (based on those assumptions used for disclosure in corporate financial statements in accordance with GAAP or SAP, as applicable) did not, as of December 31, 1994, exceed by more than $70,000,000 the value of the assets of all such plans. In these cases the Company has recorded book reserves to meet the obligations.


                                   ARTICLE IV

                              CONDITIONS OF LENDING

                  The obligations of the Lenders to make Loans hereunder are subject to the satisfaction of the following conditions:

                  SECTION 4.01.  All Borrowings.  On the date of each Borrowing:

                  (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or Section 2.04, as applicable.

                  (b) The representations and warranties set forth in Article III hereof shall be true and correct in all material respects on and as of the date of such Borrowing with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

                  (c) At the time of and immediately after such Borrowing no Event of Default or Default shall have occurred and be continuing.

Each Borrowing shall be deemed to constitute a representation and warranty by each Borrower on the date of such Borrowing as to the matters specified in paragraphs (b) and (c) of this Section 4.01.

                  SECTION 4.02.  Effective Date.  On the Effective Date:

                  (a) The Administrative Agent shall have received a favorable written opinion of Michael S. Wilder, Esq., dated the Effective Date and addressed to the Lenders and satisfactory to the Lenders, the Administrative Agent and Cravath, Swaine & Moore, counsel for the Administrative Agent, to the effect set forth in Exhibit D hereto.

                  (b) The Administrative Agent shall have received (i) a copy of the certificate of incorporation, including all amendments thereto, of the Company, certified as of a recent date by the Secretary of State of its state of incorporation, and a certificate as to the good standing of the Company as of a recent date from such Secretary of State; (ii) a certificate of the Secretary or an Assistant Secretary of the Company dated the Effective Date and certifying
(A) that attached thereto is a true and complete copy of the by-laws of the Company as in effect on the Effective Date and at all times since a date prior to the date of the resolutions described in clause (B) below, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Company authorizing the execution, delivery and performance of this Agreement and any other documents related to this Agreement and the Borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) that the certificate of incorporation referred to in clause (i) above has not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to such clause (i) and (D) as to the incumbency and specimen signature of each officer executing this Agreement or any other document delivered in connection herewith on behalf of the Company; and (iii) a certificate of another officer of the Company as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (ii) above.

                  (c) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Company, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 4.01.

                  (d) The principal of and accrued and unpaid interest on any loans outstanding under the Existing Credit Facility shall have been paid in full, all other amounts due in respect of the Existing Credit Facility shall have been paid in full and the commitments to lend under the Existing Credit Facility shall have been permanently terminated.

                  (e) The Administrative Agent shall have received any Fees or other amounts due and payable on or prior to the Effective Date.

                  SECTION 4.03. First Borrowing by Each Borrowing Subsidiary. On or prior to the first date on which Loans are made to any Borrowing
Subsidiary:

                  (a) The Lenders  shall have  received  the  favorable  written opinion of counsel with respect to such Borrowing Subsidiary satisfactory to the Administrative Agent, addressed to the Lenders and satisfactory to the Lenders, the Administrative Agent and Cravath, Swaine & Moore, counsel for the Administrative Agent, to the effect set forth in Exhibit D hereto.

                  (b) Each Lender shall have received a copy of the Borrowing Subsidiary Agreement executed by such Borrowing Subsidiary.

                                    ARTICLE V

                                    COVENANTS

                  A. Affirmative Covenants. Each Borrower covenants and agrees with each Lender and the Administrative Agent that so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other amounts payable hereunder shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will, and will cause each of the Subsidiaries to:

                  SECTION 5.01. Existence. Do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights and franchises, except as expressly permitted under Section 5.11; provided, however, that nothing in this Section shall prevent the abandonment or termination of the existence, rights or franchises of any Restricted Subsidiary or any rights or franchises of any Borrower if such abandonment or termination is in the best interests of the Borrowers and is not disadvantageous in any material respect to the Lenders.

                  SECTION 5.02. Business and Properties. In the case of the Borrowers and the Restricted Subsidiaries, comply in all material respects with all applicable laws, rules, regulations and orders of any Governmental Authority (including any of the foregoing relating to the protection of the environment or to employee health and safety), whether now in effect or hereafter enacted; and at all times maintain and preserve all property material to the conduct of its business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

                  SECTION 5.03. Financial Statements, Reports, Etc. In the case of the Company, furnish to the Administrative Agent for distribution to each
Lender:

                  (a) within 120 days after the end of each fiscal year, its consolidated balance sheet and the related consolidated statements of income and cash flows showing its consolidated financial condition as of the close of such fiscal year and the consolidated results of its operations during such year, all audited by Arthur Andersen LLP or other independent certified public accountants of recognized national standing selected by the Company and accompanied by an opinion of such accountants to the effect that such consolidated financial statements fairly present its financial condition and results of operations on a consolidated basis in accordance with GAAP or SAP, as applicable (it being agreed that the requirements of this paragraph may be satisfied by the delivery pursuant to paragraph (f) below of an annual report on Form 10-K containing the foregoing);

                  (b) within 90 days after the end of each of the first three fiscal quarters of each fiscal year, its consolidated balance sheet and related consolidated statements of income and cash flows showing its consolidated financial condition as of the close of such fiscal quarter and the consolidated results of its operations during such fiscal quarter and the then elapsed portion of the fiscal year, all certified by one of its Financial Officers as fairly presenting its financial condition and results of operations on a consolidated basis in accordance with GAAP or SAP, as applicable, subject to normal year-end audit adjustments (it being agreed that the requirements of this paragraph may be satisfied by the delivery pursuant to paragraph (f) below of a quarterly report on Form 10-Q containing the foregoing);

                  (c) concurrently with any delivery of financial statements under paragraph (a) or (b) above, a certificate of a Financial Officer certifying that no Event of Default or Default has occurred or, if such an Event of Default or Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto;

                  (d) as soon as available and in any event within 90 days after the end of each fiscal year, (i) the Statement of Actuarial Opinion of each of the Restricted Subsidiaries for such fiscal year and as filed with the Applicable Insurance Regulatory Authority and (ii) the Annual Statement of each of the Restricted Subsidiaries for such fiscal year and as filed with the Applicable Insurance Regulatory Authority, together with, in the case of the statements delivered pursuant to clause (ii) above, a certificate of a Financial Officer to the effect that such statements present fairly the statutory assets, liabilities, capital and surplus, results of operations and cash flows of such Insurance Subsidiary in accordance with SAP;

                  (e) promptly after the same become publicly available, copies of all reports on forms 10-K, 10-Q and 8-K filed by it with the SEC, or any Governmental Authority succeeding to any of or all the functions of the SEC, or, in the case of the Company, copies of all reports distributed to its shareholders, as the case may be;

                  (f) promptly, from time to time, such other information as any Lender shall reasonably request through the Administrative Agent; and

                  (g) concurrently with any delivery of financial statements under paragraph (a) or (b) above, calculations of the financial tests referred to in Sections 5.10, 5.14 and 5.16.

                  SECTION 5.04. Insurance. In the case of the Borrowers and each Restricted Subsidiary, keep its insurable properties adequately insured at all times by financially sound and reputable insurers, and maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies similarly situated and in the same or similar businesses (it being understood that the Borrowers and the Restricted Subsidiaries may self-insure to the extent customary with companies similarly situated and in the same or similar businesses).

                  SECTION 5.05. Obligations and Taxes. In the case of the Company and each Restricted Subsidiary, pay and discharge promptly when due all taxes, assessments and governmental charges imposed upon it or upon its income or profits or in respect of its property, as well as all other material liabilities, in each case before the same shall become delinquent or in default and before penalties accrue thereon, unless and to the extent that the same are being contested in good faith by appropriate proceedings and adequate reserves with respect thereto shall, to the extent required by GAAP or SAP, as applicable, have been set aside.

                  SECTION 5.06. Litigation and Other Notices. Give the Administrative Agent prompt written notice of the following:

                  (a) the filing or commencement of, or any written threat or written notice of intention of any person to file or commence, any action, suit or proceeding which could reasonably be expected to result in a Material Adverse Effect;

                  (b) any Event of Default or Default, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto; and

                                                                              32
                  (c)  any change in any of the Ratings.

                  SECTION 5.07. Maintaining Records; Access to Properties and Inspections. Maintain financial records in accordance with GAAP or SAP, as applicable, and, upon reasonable notice, at all reasonable times, permit any authorized representative designated by the Administrative Agent to visit and inspect the properties of the Company and of any Restricted Subsidiary and to discuss the affairs, finances and condition of the Company and the Restricted Subsidiaries with a Financial Officer of the Company and such other officers as the Company shall deem appropriate.

                  SECTION 5.08. Employee Benefits. (a) Comply in all material respects with the applicable provisions of ERISA and the Code and (b) furnish to the Administrative Agent and each Lender as soon as possible after, and in any event within 30 days after any Responsible Officer of any Borrower or any ERISA Affiliate knows that, any ERISA Event has occurred that, alone or together with any other ERISA Event known to have occurred, could reasonably be expected to result in liability of such Borrower in an aggregate amount exceeding $15,000,000 in any year, a statement of a Financial Officer of the Borrower setting forth details as to such ERISA Event and the action, if any, that such Borrower proposes to take with respect thereto.

                  SECTION 5.09. Use of Proceeds. Use the proceeds of the Loans only for the purposes set forth in the preamble to this Agreement.

                  SECTION 5.10. Risk-Based Capital Ratio. Maintain the ratio of Total Adjusted Capital to Risk-Based Capital (after covariance) at the end of each fiscal year of the Company and the Insurance Subsidiaries at a level equal to or greater than 1.25 to 1.00.

                  B. Negative Covenants. Each Borrower covenants and agrees with each Lender and the Administrative Agent that so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other amounts payable hereunder shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will not, and will not cause or permit any of the Subsidiaries to:

                  SECTION 5.11. Consolidations, Mergers, and Sales of Assets. In the case of the Company and the Restricted Subsidiaries, consolidate or merge with or into any other person or sell, lease or transfer all or substantially all of its property and assets, or agree to do any of the foregoing, unless (a) no Default or Event of Default has occurred and is continuing or would have occurred immediately after giving effect thereto, and (b) in the case of a consolidation or merger or transfer of assets involving the Company and in which the Company is not the surviving corporation or sells, leases or transfers all or substantially all of its property and assets, the surviving corporation or person purchasing, leasing or receiving such property and assets is organized in the United States of America or a state thereof and agrees to be bound by the terms and provisions applicable to the Company hereunder.

                  SECTION 5.12. Limitations on Liens. Create, incur, assume or permit to exist any Lien on any property or assets (including the capital stock of any Subsidiary) now owned or hereafter acquired by it, or sell or transfer or create any Lien on any income or revenues or rights in respect thereof; provided, however, that this covenant shall not apply to any of the following:

                  (a) any Lien on any property or asset hereafter acquired, constructed or improved by the Company or any Subsidiary which is created or assumed to secure or provide for the payment of any part of the purchase price of such property or asset or the cost of such construction or improvement, or any mortgage, pledge or other lien on any Lien on any property or asset existing at the time of acquisition thereof, provided, however, that such Lien shall not extend to any other property owned by the Company or any Subsidiary;

                  (b) any Lien existing upon any property or asset of a company which is merged with or into or is consolidated into, or substantially all the assets or shares of capital stock of which are acquired by, the Company or a Subsidiary, at the time of such merger, consolidation or acquisition, provided that such Lien does not extend to any other property or asset, other than improvements to the property or asset subject to such Lien;

                  (c) any pledge or deposit to secure payment of workers' compensation or insurance premiums, or in connection with tenders, bids, contracts (other than contracts for the payment of money) or leases;

                  (d) any pledge of, or other Lien upon, any assets as security for the payment of any tax, assessment or other similar charge by any Governmental Authority or public body, or as security required by law or governmental regulation as a condition to the transaction of any business or the exercise of any privilege or right;

                  (e) any Lien necessary to secure a stay of any legal or equitable process in a proceeding to enforce a liability or obligation contested in good faith by the Company or a Subsidiary or required in connection with the institution by the Company or a Subsidiary of any legal or equitable proceeding to enforce a right or to obtain a remedy claimed in good faith by the Company or a Subsidiary, or required in connection with any order or decree in any such proceeding or in connection with any contest of any tax or other governmental charge; or the making of any deposit with or the giving of any form of security to any governmental agency or any body created or approved by law or governmental regulation in order to entitle the Company or a Subsidiary to maintain self-insurance or to participate in any fund in connection with workers' compensation, unemployment insurance, old age pensions or other social security or to share in any provisions or other benefits provided for companies participating in any such arrangement or for liability on insurance of credits or other risks;

                  (f) any mechanics', carriers', workmen's, repairmen's, or other like Liens, if arising in the ordinary course of business, in respect of obligations which are not overdue or liability for which is being contested in good faith by appropriate proceedings;

                  (g) any Lien on property in favor of the United States of America, or of any agency, department or other instrumentality thereof, to secure partial, progress or advance payments pursuant to the provisions of any contract;

                  (h) any Lien securing indebtedness of a Subsidiary to the Company or a Subsidiary, provided that in the case of any sale or other disposition of such indebtedness by the Company or such Subsidiary, such sale or other disposition shall be deemed to constitute the creation of another Lien not permitted by this clause (h);

                  (i) any Lien affecting property of the Company or any Subsidiary securing indebtedness of the United States of America or a State thereof (or any instrumentality or agency of either thereof) issued in connection with a pollution control or abatement program required in the opinion of the Company to meet environmental criteria with respect to operations of the Company or any Subsidiary and the proceeds of which indebtedness have financed the cost of acquisition of such program;

                  (j) the renewal, extension, replacement or refunding of any mortgage, pledge, lien, deposit, charge or other encumbrance permitted by the foregoing provisions of this covenant upon the same property theretofore subject thereto, or the renewal, extension, replacement or refunding of the amount secured thereby, provided that in each case such amount outstanding at that time shall not be increased; or

                  (k) any other Lien, provided that immediately after the creation or assumption of such Lien, the total of (x) the aggregate principal amount of Indebtedness of the Company and all Subsidiaries (not including Indebtedness permitted under clauses (a) through (j) above) secured by all Liens created or assumed under the provisions of this clause (k), plus (y) the aggregate amount of Capitalized Lease-Back Obligations of the Company and Subsidiaries under the entire unexpired terms of all leases entered into in connection with sale and lease-back transactions which would have been precluded by the provisions of Section 5.13 but for the satisfaction of the condition set forth in clause (b) thereof, shall not exceed an amount equal to 10% of the Consolidated Net Tangible Assets of the Company and its consolidated Subsidiaries.

                  SECTION 5.13. Limitations on Sale and Leaseback Transactions. Enter into any arrangement with any person providing for the leasing by the Company or any Restricted Subsidiary of any property or asset (except for temporary leases for a term of not more than three years and except for leases between the Company and a Restricted Subsidiary or between Restricted Subsidiaries), which property has been or is to be sold or transferred by the Company or such Restricted Subsidiary to such person more than 120 days after the acquisition thereof or the completion of construction and commencement of full operation thereof, unless either (a) the Company shall apply an amount equal to the greater of the Fair Value of such property or the net proceeds of such sale, within 120 days of the effective date of any such arrangement, to the retirement (other than any mandatory retirement or by way of payment at maturity) of Indebtedness or to the acquisition, construction, development or improvement of properties, facilities or equipment used for operating purposes; or (b) at the time of entering into such arrangement, such property or asset could have been subjected to a Lien securing Indebtedness of the Company or a Restricted Subsidiary in a principal amount equal to the Capitalized Lease-Back Obligations with respect to such property or asset under paragraph (k) of
Section 5.12.

                  SECTION 5.14. Consolidated Total Debt to Consolidated Total Capitalization. Permit the ratio of (a) Consolidated Total Debt to (b) Consolidated Total Capitalization to be greater than 0.40 to 1.

                  SECTION 5.15. Limitations on Dividends and Advances by Subsidiaries. Enter into any covenant or agreement restricting the ability of any Subsidiary to pay dividends on or make other distributions in respect of its capital stock, to make loans or advances to the Company or any Subsidiary or to pay any Indebtedness owed to the Company or any Subsidiary.

                  SECTION 5.16. Minimum Consolidated Statutory Surplus. Permit Consolidated Statutory Surplus at the end of any fiscal quarter to be less than $2,500,000,000.

                                   ARTICLE VI

                                EVENTS OF DEFAULT

                  In case of the happening of any of the following events (each an "Event of Default"):

                  (a) any representation or warranty made or deemed made in or in connection with the execution and delivery of this Agreement or the Borrowings hereunder shall prove to have been false or misleading in any material respect when so made, deemed made or furnished;

                  (b) default shall be made in the payment of any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

                  (c) default shall be made in the payment of any interest on any Loan or any Fee or any other amount (other than an amount referred to in paragraph (b) above) due hereunder, when and as the same shall become due and payable, and such default shall continue unremedied for a period of ten days;

                  (d) default shall be made in the due observance or performance of any covenant, condition or agreement contained in Section 5.01, 5.10, 5.11, 5.12, 5.13, 5.14, 5.15 or 5.16 and, in the case of any default under Section 5.12, such default shall continue for 30 days;

                  (e) default shall be made in the due observance or performance of any covenant, condition or agreement contained herein or in any other Loan Document (other than those specified in clauses (b), (c) or (d) above) and such default shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent or any Lender to the Company;

                  (f) the Company or any Subsidiary shall (i) fail to pay any principal or interest, regardless of amount, due in respect of any Indebtedness in a principal amount in excess of $20,000,000, when and as the same shall become due and payable, or (ii) fail to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing or governing any such Indebtedness if the effect of any failure referred to in this clause
         (ii) is to cause, or to permit the holder or holders of such Indebtedness or a trustee on its or their behalf (with or without the giving of notice, the lapse of time or both) to cause, such Indebtedness to become due prior to its stated maturity;

                  (g)  an  involuntary  proceeding  shall  be  commenced  or  an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or any Restricted Subsidiary, or of a substantial part of the property or assets of the Company or any Restricted Subsidiary, under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Company or any Restricted Subsidiary or for a substantial part of the property or assets of the Company or any Restricted Subsidiary or (iii) the winding up or liquidation of the Company or any Restricted Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

                  (h) the Company or any Restricted Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or the filing of any petition described in (g) above, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Company or any Restricted Subsidiary or for a substantial part of the property or assets of the Company or any Restricted Subsidiary,
         (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or
         (vii) take any action for the purpose of effecting any of the foregoing;

                  (i) one or more final judgments shall be entered by any court against the Company or any of the Subsidiaries for the payment of money in an aggregate amount in excess of $50,000,000, and such judgment or judgments shall not have been paid, discharged or stayed for a period of 60 days, or a warrant of attachment or execution or similar process shall have been issued or levied against property of the Company or any of the Subsidiaries to enforce any such judgment or judgments;

                  (j) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other such ERISA Events, could reasonably be expected to result in a Material Adverse Effect; or

                  (k) a Change in Control shall occur;

then, and in every such event (other than an event with respect to the Company or any Restricted Subsidiary described in paragraph (g) or (h) above), and at any time thereafter during the continuance of such event, the Administrative Agent, at the request of the Required Lenders, shall, by notice to the Company, take either or both of the following actions, at the same or different times:
(i) terminate forthwith the Commitments and (ii) declare the Loans then outstanding to be forthwith due and payable in whole or in part, whereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived anything contained herein to the contrary notwithstanding; and, in the case of any event with respect to the Company or any Restricted Subsidiary described in paragraph (g) or (h) above, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder shall automatically become due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived anything contained herein to the contrary notwithstanding.


                                   ARTICLE VII

                                    GUARANTEE

                  The Company unconditionally and irrevocably guarantees the due and punctual payment and performance, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, of the Guaranteed Obligations. The Company further agrees that the Guaranteed Obligations may be extended or renewed, in whole or in part, without notice or further assent from it and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Guaranteed Obligations.

                  The Company waives presentment to, demand of payment from and protest to the Borrowing Subsidiaries of any of the Guaranteed Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. The obligations of the Company hereunder shall not be affected by
(a) the failure of any Lender to assert any claim or demand or to enforce any right or remedy against the Borrowing Subsidiaries under the provisions of this Agreement or otherwise; (b) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement, any guarantee or any other agreement; or (c) the failure of any Lender to exercise any right or remedy against any other guarantor of the Guaranteed Obligations.

                  The Company further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had by the Administrative Agent or any Lender to any security, if any, held for payment of the Guaranteed Obligations or to any balance of any deposit account or credit on its books, in favor of the Borrowing Subsidiaries or any other person.

                  The obligations of the Company hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Guaranteed Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of the Company hereunder shall not be discharged or impaired or otherwise affected by the failure of the Administrative Agent or any Lender to assert any claim or demand or to enforce any remedy under this Agreement, any guarantee or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, wilful or otherwise, in the performance of the Guaranteed Obligations, or by any other act or omission which may or might in any manner or to any extent vary the risk of the Company or otherwise operate as a discharge of the Company as a matter of law or equity.

                  To the extent permitted by applicable law, the Company waives any defense based on or arising out of any defense available to the Borrowing Subsidiaries, including any defense based on or arising out of any disability of the Borrowing Subsidiaries, or the unenforceability of the Guaranteed Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the Borrowing Subsidiaries, other than final payment in full of the Guaranteed Obligations. The Administrative Agent and the Lenders may, at their election, foreclose on any security held by one or more of them by one or more judicial or non-judicial sales, or exercise any other right or remedy available to them against the Borrowing Subsidiaries, or any security without affecting or impairing in any way the liability of the Company hereunder except to the extent the Guaranteed Obligations have been fully and finally paid. The Company waives any defense arising out of any such election even though such election operates to impair or to extinguish any right of reimbursement or subrogation or other right or remedy of the Company against the Borrowing Subsidiaries or any security.

                  The Company further agrees that its guarantee shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Guaranteed Obligation is rescinded or must otherwise be restored by any Lender upon the bankruptcy or reorganization of any Borrowing Subsidiary or otherwise.

                  In furtherance of the foregoing and not in limitation of any other right which the Administrative Agent or any Lender may have at law or in equity against the Company by virtue hereof, upon the failure of any Borrowing Subsidiary to pay any Guaranteed Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, the Company hereby promises to and will, upon receipt of written demand by the Administrative Agent or any Lender, forthwith pay or cause to be paid to the Administrative Agent or such Lender in cash the amount of such unpaid Guaranteed Obligation.

                  Until the termination of this Agreement and the commitments hereunder, and the repayment in full of all amounts due under this Agreement, the Company hereby irrevocably waives and releases any and all rights of subrogation, indemnification, reimbursement and similar rights which it may have against or in respect of the Borrowing Subsidiaries at any time relating to the Guaranteed Obligations, including all rights that would result in its being deemed a "creditor" of the Borrowing Subsidiaries under the United States Code as now in effect or hereafter amended, or any comparable provision of any successor statute.


                                  ARTICLE VIII

                            THE ADMINISTRATIVE AGENT

                  In order to expedite the transactions contemplated by this Agreement, The Chase Manhattan Bank is hereby appointed to act as Administrative Agent on behalf of the Lenders. Each of the Lenders hereby irrevocably authorizes the Administrative Agent to take such actions on behalf of such Lender and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders all payments of principal of and interest on the Loans and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender its proper share of each payment so received; (b) to give notice on behalf of each of the Lenders to the Borrowers of any Event of Default of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder; and (c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by the Borrowers pursuant to this Agreement as received by the Administrative Agent.

                  Neither the Administrative Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted by any of them except for its or his or her own gross negligence or willful misconduct, or be responsible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by the Borrowers of any of the terms, conditions, covenants or agreements contained in this Agreement. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement or other instruments or agreements. The Administrative Agent may deem and treat the Lender which makes any Loan as the holder of the indebtedness resulting therefrom for all purposes hereof until it shall have received notice from such Lender, given as provided herein, of the transfer thereof. The Administrative Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrowers on account of the failure of or delay in performance or breach by any Lender of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or the Borrowers of any of their respective obligations hereunder or in connection herewith. The Administrative Agent may execute any and all duties hereunder by or through agents or employees and shall be entitled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

                  The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders.

                  Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by notifying the Lenders and the Company. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent acceptable to the Company. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in the United States, having a combined capital and surplus of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.05 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

                  With respect to the Loans made by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrowers or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent.

                  Each Lender agrees (i) to reimburse the Administrative Agent, on demand, in the amount of its pro rata share (based on its Commitment hereunder or, if the Commitments shall have been terminated, the amount of its outstanding Loans) of any expenses incurred for the benefit of the Lenders by the Administrative Agent, including counsel fees and compensation of agents and employees paid for services rendered on behalf of the Lenders, which shall not have been reimbursed by the Borrowers and (ii) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as the Administrative Agent in any way relating to or arising out of this Agreement or any action taken or omitted by it under this Agreement to the extent the same shall not have been reimbursed by the Borrowers; provided that no Lender shall be liable to the Administrative Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Administrative Agent or any of its directors, officers, employees or agents. Each Lender agrees that any allocation made in good faith by the Administrative Agent of expenses or other amounts referred to in this paragraph between this

Agreement and the Facility B Credit Agreement shall be conclusive and binding for all purposes absent manifest error.

                  Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any related agreement or any document furnished hereunder or thereunder.


                                   ARTICLE IX

                                  MISCELLANEOUS

                  SECTION 9.01. Notices. Notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy, as follows:

                  (a) if to any Borrower, to ITT Hartford Group, Inc., Hartford Plaza, Hartford, CT 06115, Attention of Mr. J. Richard Garrett (Telecopy No. 203-547-5462); with a copy to Mr. Scott Mansolillo, ITT Hartford Group, Inc., Hartford Plaza, Hartford CT 06115 (Telecopy No. 203-547-6959);

                  (b) if to the Administrative Agent, to The Chase Manhattan Bank Agency Services Corp., One Chase Manhattan Plaza, New York, New York 10081, Attention of Janet Belden, (Telecopy No. 212-552-5658), with a copy to The Chase Manhattan Bank at 270 Park Avenue, New York, New York 10017, Re: ITT Hartford Group, Inc.; and

                  (c) if to a Lender, to it at its address (or telecopy number) set forth in Schedule 2.01 or in the Assignment and Acceptance pursuant to which such Lender became a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy to such party as provided in this Section or in accordance with the latest unrevoked direction from such party given in accordance with this Section.

                  SECTION 9.02. Survival of Agreement. All covenants, agreements, representations and warranties made by the Borrowers herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans regardless of any investigation made by the Lenders or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement is outstanding and unpaid or the Commitments have not been terminated.

                  SECTION 9.03. Binding Effect. This Agreement shall become effective on the Effective Date when it shall have been executed by the Company and the Administrative Agent and when the Administrative Agent shall have received copies hereof (telecopied or otherwise) which, when taken together, bear the signature of each Lender, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrowers shall not have the right to assign any rights hereunder or any interest herein without the prior consent of all the Lenders.

                  SECTION 9.04. Successors and Assigns. (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any party that are contained in this Agreement shall bind and inure to the benefit of its successors and assigns.

                  (b) Each Lender may assign to one or more assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, the Company and the Administrative Agent must give their written consent (except when there exists a Default or an Event of Default) to such assignment (which consent shall not be unreasonably withheld),
(ii) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, and a processing and recordation fee of $3,000, (iii) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire, and
(iv) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 and the amount of the Commitment of such Lender remaining after such assignment shall not be less than $5,000,000 or shall be zero. Upon acceptance and recording pursuant to paragraph (e) of this Section, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof,
(A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement and (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto (but shall continue to be entitled to the benefits of Sections 2.13, 2.15, 2.19 and 9.05, as well as to any Fees accrued for its account hereunder and not yet paid)). Notwithstanding the foregoing, any Lender assigning its rights and obligations under this Agreement may retain any Competitive Loans made by it outstanding at such time, and in such case shall retain its rights hereunder in respect of any Loans so retained until such Loans have been repaid in full in accordance with this Agreement.

                  (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows:
(i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto or the financial condition of the Borrowers or the performance or observance by the Borrowers of any obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.03 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (v) such assignee will independently and without reliance upon the Administrative Agent,

                                                                              42
such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

                  (d) The Administrative Agent shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and the principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Borrowers, the Administrative Agent and the Lenders may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by each party hereto, at any reasonable time and from time to time upon reasonable prior notice.

                  (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee together with an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) above and the written consent of the Company to such assignment, the Administrative Agent shall (i) accept such Assignment and Acceptance and (ii) record the information contained therein in the Register.

                  (f) Each Lender may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) each participating bank or other entity shall be entitled to the benefit of the cost protection provisions contained in Sections 2.13, 2.15 and 2.19 to the same extent as if it were the selling Lender (and limited to the amount that could have been claimed by the selling Lender had it continued to hold the interest of such participating bank or other entity), except that all claims made pursuant to such Sections shall be made through such selling Lender, and (iv) the Borrowers, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such selling Lender in connection with such Lender's rights and obligations under this Agreement.

                  (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant any information relating to the Borrowers furnished to such Lender; provided that, prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any such information.

                  (h) The Borrowers shall not assign or delegate any rights and duties hereunder without the prior written consent of all Lenders.

                  (i) Any Lender may at any time pledge all or any portion of its rights under this Agreement to a Federal Reserve Bank; provided that no such pledge shall release any Lender from its obligations hereunder or substitute any such Bank for such Lender as a party hereto. In order to facilitate such an assignment to a Federal Reserve Bank, each Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning Lender a promissory note or notes evidencing the Loans made to such Borrower by the assigning Lender hereunder.

                  SECTION 9.05. Expenses; Indemnity. (a) The Borrowers agree to pay all reasonable out-of-pocket expenses incurred by the Administrative Agent in connection with entering into this Agreement or in connection with any amendments, modifications or waivers of the provisions hereof, or incurred by the Administrative Agent or any Lender in connection with the enforcement or protection of their rights in connection with this Agreement or in connection with the Loans made hereunder, including the fees and disbursements of counsel for the Administrative Agent or, in the case of enforcement, the Lenders.

                  (b) The Borrowers agree to indemnify the Administrative Agent, each Lender, each of their Affiliates and the directors, officers, employees and agents of the foregoing (each such person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against any Indemnitee arising out of (i) the consummation of the transactions contemplated by this Agreement, (ii) the use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a final judgment of a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnitee.

                  (c) The provisions of this Section shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any investigation made by or on behalf of the Administrative Agent or any Lender. All amounts due under this Section shall be payable on written demand therefor.

                  SECTION 9.06. APPLICABLE LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

                  SECTION 9.07. Waivers; Amendment. (a) No failure or delay of the Administrative Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or consent to any departure therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on any Borrower or any Subsidiary in any case shall entitle such party to any other or further notice or demand in similar or other circumstances.

                  (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan, or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan, without the prior written consent of each Lender affected thereby,
(ii) increase the Commitment or decrease the Facility Fee of any Lender without the prior written consent of such Lender, (iii) limit or release the guarantee set forth in Article VII, or (iv) amend or modify the provisions of Section 2.16 or Section 9.04(h), the provisions of this Section or the definition of the "Required Lenders", without the prior written consent of each Lender; provided further, however, that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent. Each Lender shall be bound by any waiver, amendment or modification authorized by this Section and any consent by any Lender pursuant to this Section shall bind any assignee of its rights and interests hereunder.

                  SECTION 9.08. Entire Agreement. This Agreement and the agreements referred to in Section 2.06(b) constitute the entire contract among the parties relative to the subject matter hereof. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations or liabilities under or by reason of this Agreement.

                  SECTION 9.09. Severability. In the event any one or more of the provisions contained in this Agreement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

                  SECTION 9.10. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.03.

                  SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

                  SECTION 9.12. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or obligations of the Company and any Borrowing Subsidiary now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. Each Lender agrees promptly to notify the Company and the Administrative Agent after such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

                  SECTION 9.13. Jurisdiction; Consent to Service of Process. (a) Each Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York County, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Subject to the foregoing and to paragraph (b) below, nothing in this Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding relating to this Agreement against any other party hereto in the courts of any jurisdiction.

                  (b) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or thereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                  (c) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

                  SECTION 9.14. Waiver of Jury Trial. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT. Each party hereto (a) certifies that no representative, agent or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver and (b) acknowledges that it and other parties hereto have been induced to enter into this Agreement by, among other things, the mutual waivers and certification in this Section.

                  SECTION 9.15. Addition of Borrowing Subsidiaries. Each Borrowing Subsidiary which shall deliver to the Administrative Agent a Borrowing Subsidiary Agreement executed by such Subsidiary and the Company shall, upon such delivery and without further act, become a party hereto and a Borrower hereunder with the same effect as if it had been an original party to this Agreement.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                     ITT HARTFORD GROUP, INC., as Borrower,

                                        by
                                           /s/       J. Richard Garrett
                                           -------------------------------------
                                           Name:  J. Richard Garrett
                                           Title:  Vice President and Treasurer


                                     THE CHASE MANHATTAN BANK, individually and as Administrative Agent,

                                        by
                                           /s/       Dennis Cogan
                                           -------------------------------------
                                           Name:  Dennis Cogan
                                           Title:  Vice President

                                     BANK OF AMERICA ILLINOIS,

                                        by
                                           /s/       Elizabeth W. F. Bishop
                                           -------------------------------------
                                           Name:  Elizabeth W. F. Bishop
                                           Title:  Vice President


                                     BANQUE NATIONALE DE PARIS, NEW YORK BRANCH,

                                        by
                                           /s/       Phil Truesdale
                                           -------------------------------------
                                           Name:  Phil Truesdale
                                           Title:  Vice President

                                        by
                                           /s/       Barry S. Feigenbaum
                                           -------------------------------------
                                           Name:  Barry S. Feigenbaum
                                           Title:  Senior Vice President


                                     THE BANK OF NEW YORK,

                                        by
                                           /s/       Melanie Shorofsky
                                           -------------------------------------
                                           Name:  Melanie Shorofsky
                                           Title:  Vice President


                                     BANKERS TRUST COMPANY,

                                        by
                                           /s/       Vincent Abruzzini
                                           -------------------------------------
                                           Name:  Vincent Abruzzini
                                           Title:  Managing Director


                                     BANK OF TOKYO-MITSUBISHI TRUST COMPANY

                                        by
                                           /s/       Hiroaki Fuchida
                                           -------------------------------------
                                           Name:  Hiroaki Fuchida
                                           Title:  Senior Vice President and
                                                   Manager

                                     BARCLAYS BANK PLC,

                                        by
                                           /s/       C. Cathcart
                                           -------------------------------------
                                           Name:  C. Cathcart
                                           Title:  Director


                                     CITIBANK, N.A.,

                                        by
                                           /s/       Scott F. Engle
                                           -------------------------------------
                                           Name:  Scott F. Engle
                                           Title:  Attorney-in-Fact


                                     CIBC, INC.,

                                        by
                                           /s/       Gerald J. Girardi
                                           -------------------------------------
                                           Name:  Gerald J. Girardi
                                           Title:  Director, CIBC Wood Gundy
                                                   Securities Corp., as Agent

                                     COMERICA BANK,

                                        by
                                           /s/       Chris Georvassilis
                                           -------------------------------------
                                           Name:  Chris Georvassilis
                                           Title:  Vice President


                                     CORESTATES BANK, N.A.,

                                        by
                                           /s/       John M. Hayes
                                           -------------------------------------
                                           Name:  John M. Hayes
                                           Title:  Vice President


                                     THE FIRST NATIONAL BANK OF BOSTON,

                                        by
                                           /s/       C. Garrity
                                           -------------------------------------
                                           Name:  C. Garrity
                                           Title:  Vice President

                                     THE FIRST NATIONAL BANK OF CHICAGO,

                                        by
                                           /s/       Thomas Collimore
                                           -------------------------------------
                                           Name:  Thomas Collimore
                                           Title:  Vice President


                                     THE FUJI BANK, LIMITED, NEW YORK BRANCH,

                                        by
                                           /s/       Masanobu Kobayashi
                                           -------------------------------------
                                           Name:  Masanobu Kobayashi
                                           Title:  Vice President and Manager


                                     NORWEST BANK,

                                        by
                                           /s/       D. E. Jackson
                                           -------------------------------------
                                           Name:  D. E. Jackson
                                           Title:  Vice President


                                     MELLON BANK, N.A.,

                                        by
                                           /s/       Karen  E. McConomy
                                           -------------------------------------
                                           Name:  Karen E. McConomy
                                           Title:   Assistant Vice President


                                     BANK OF MONTREAL,

                                        by
                                           /s/       Soren K. Christensen
                                           -------------------------------------
                                           Name:  Soren K. Christensen
                                           Title:  Senior Vice President


                                     MORGAN GUARANTY TRUST COMPANY OF NEW YORK,

                                        by
                                           /s/       Jerry J. Fall
                                           -------------------------------------
                                           Name:  Jerry J. Fall
                                           Title:  Vice President

                                     THE NORTHERN TRUST COMPANY,

                                        by
                                           /s/       Marcia Saper
                                           -------------------------------------
                                           Name:  Marcia Saper
                                           Title:  Vice President

                                     PNC BANK, NATIONAL ASSOCIATION,

                                        by
                                           /s/       Eileen McDonald
                                           -------------------------------------
                                           Name:  Eileen McDonald
                                           Title:  Vice President


                                     ROYAL BANK OF CANADA,

                                        by
                                           /s/       Y. J. Bernard
                                           -------------------------------------
                                           Name:  Y. J. Beranrd
                                           Title:  Manager


                                     THE SAKURA BANK, LIMITED, NEW YORK BRANCH,

                                        by
                                           /s/       Yasumasa Kikuchi
                                           -------------------------------------
                                           Name:  Yasumasa Kikuchi
                                           Title:  Senior Vice President


                                     THE SANWA BANK LIMITED, NEW YORK BRANCH,

                                        by
                                           /s/       Stephen C. Small
                                           -------------------------------------
                                           Name:  Stephen C. Small
                                           Title:  Vice President and Area
                                                   Manager


                                     FLEET NATIONAL BANK (formerly  known
                                     as    Fleet    National    Bank   of
                                     Connecticut,  successor by merger to
                                     Shawmut Bank Connectucut, N.A.),

                                        by
                                           /s/       Thomas E. McKinlay
                                           -------------------------------------
                                           Name:  Thomas E. McKinlay
                                           Title:  Senior Vice President


                                     STATE STREET BANK AND TRUST COMPANY,

                                                                              51
                                        by
                                           /s/       Robert P. Engvall
                                           -------------------------------------
                                           Name:  Robert P. Engvall, Jr.
                                           Title:  Vice President


                                     THE SUMITOMO BANK, LIMITED, NEW YORK
                                     BRANCH,

                                        by
                                           /s/       John C. Kissinger
                                           -------------------------------------
                                           Name:  John C. Kissinger
                                           Title:  Joint General Manager


                                     SUNTRUST BANK, ATLANTA,

                                        by
                                           /s/       Lara L. McGinty
                                           -------------------------------------
                                           Name:  Lara L. McGinty
                                           Title:  Banking Officer

                                        by
                                           /s/       Mary Anne Zagroba
                                           -------------------------------------
                                           Name:  Mary Anne Zabroba
                                           Title:  Vice President


                                     THE TORONTO-DOMINION BANK,

                                        by
                                           /s/       Jorge A. Garcia
                                           -------------------------------------
                                           Name:  Jorge A. Garcia
                                           Title:  Manager


                                     WACHOVIA BANK OF GEORGIA, N.A.,

                                        by
                                           /s/       Holger B. Ebert
                                           -------------------------------------
                                           Name:  Holger B. Ebert
                                           Title:  Vice President

                                                                     EXHIBIT A-1

                         FORM OF COMPETITIVE BID REQUEST

The Chase Manhattan Bank, as Administrative Agent for the Lenders referred to below, 270 Park Avenue
New York, NY 10017

Attention:  [                   ]

Dear Ladies and Gentlemen:

                           The undersigned, ________________________ (the
"Borrower"), refers to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "364-Day Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 364-Day Agreement. The Borrower hereby gives you notice pursuant to Section 2.03(a) of the 364-Day Agreement that it requests a Competitive Borrowing under the 364-Day Agreement, and in that connection sets forth below the terms on which such Competitive Borrowing is requested to be made:

(A)  Date of Competitive Borrowing
     (which is a Business Day)          ____________

(B)  Principal amount of
     Competitive Borrowing 1/           ____________
                           -
(C)  Interest rate basis 2/             ____________
                         -
(D)  Interest Period and the
     last day thereof 3/                ____________
                      -

                  Upon acceptance of any or all of the Loans offered by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Section 4.01(b) and (c) of the 364-Day Agreement have been satisfied.

                                                Very truly yours,

                                                [NAME OF BORROWER],

                                                by ___________________________

                                                    Name:
                                                    Title: [Financial Officer]



____________________

     1/ Not less than $10,000,000  (and in integral  multiples of $5,000,000) or
     -
greater than the Total Commitment then available.

     2/ Eurodollar Competitive Loan or Fixed Rate Loan.
     -
     3/ Which shall be subject to the  definition  of "Interest  Period" and end
     -
not later than the Maturity Date.

                                                                     EXHIBIT A-2

                    FORM OF NOTICE OF COMPETITIVE BID REQUEST


[Name of Lender]
[Address]

                                                                          [Date]

Attention:  [          ]

Dear Ladies and Gentlemen:

                  Reference is made to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "364-Day Agreement"), among ITT Hartford Group, Inc. [,__________] (the "Borrower"), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 364-Day Agreement. The Borrower made a Competitive Bid Request on _________, pursuant to Section 2.03(a) of the 364-Day Agreement, and in that connection you are invited to submit a Competitive Bid by [Date]/[Time]. 1/ Your Competitive
Bid                                                         -

must comply with Section 2.03(b) of the 364-Day Agreement and the terms set forth below on which the Competitive Bid Request was made:

(A)  Date of Competitive Borrowing      __________

(B)  Principal amount of
     Competitive Borrowing              __________

(C)  Interest rate basis                __________

(D)  Interest Period and the
     last day thereof                   __________


                                                Very truly yours,

                                                THE CHASE MANHATTAN BANK,
                                                as Administrative Agent,

                                                by ___________________________

                                                    Name:
                                                    Title:

__________________

     1/ The Competitive Bid must be received by the Administrative  Agent (i) in
     -
the case of Eurodollar Competitive Loans, not later than 10:00 a.m., New York City time, four Business Days before a proposed Competitive Borrowing, and (ii) in the case of Fixed Rate Loans, not later than 10:00 a.m., New York City time, one Business Day before a proposed Competitive Borrowing.

                                                                     EXHIBIT A-3

                             FORM OF COMPETITIVE BID


The Chase Manhattan Bank, as Administrative Agent for the Lenders referred to below, 270 Park Avenue
New York, N.Y. 10017

                                                                          [Date]

Attention:  [                ]

Dear Ladies and Gentlemen:

                  The  undersigned,  [Name of  Lender],  refers  to the  364-Day
Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "364-Day Agreement"), among ITT Hartford Group, Inc. [,__________] (the "Borrower"), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 364-Day Agreement. The undersigned hereby makes a Competitive Bid pursuant to Section 2.03(b) of the 364-Day Agreement, in response to the Competitive Bid Request made by the Borrower on __________ , 19 [ ], and in that connection sets forth below the terms on which such Competitive Bid is made:

(A)  Principal Amount 1/           ____________
                      -
(B)  Competitive Bid Rate 2/       ____________
                          -
(C)  Interest Period and last
     day thereof                   ____________

         The undersigned hereby confirms that it is prepared, subject to the conditions set forth in the 364-Day Agreement, to extend credit to the Borrower upon acceptance by the Borrower of this bid in accordance with Section 2.03(d) of the 364-Day Agreement.


                                                Very truly yours,

                                                [NAME OF LENDER],

                                                by ___________________________

                                                    Name:
                                                    Title:

_________________

     1/ Not less than  $5,000,000  or  greater  than the  requested  Competitive
     -
Borrowing and in integral multiples of $1,000,000. Multiple bids will be accepted by the Administrative Agent.

     2/ i.e., LIBO Rate + or - %, in the case of Eurodollar Competitive Loans or
     -
%, in the case of Fixed Rate Loans.

                                                                     EXHIBIT A-4

                  FORM OF COMPETITIVE BID ACCEPT/REJECT LETTER


                                                                          [Date]


The Chase Manhattan Bank, as Administrative Agent for the Lenders referred to below
270 Park Avenue
New York, N.Y. 10017

Attention:  [                     ]

Dear Ladies and Gentlemen:

         The undersigned, ________________________ (the "Borrower"), refers to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "5-Year Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent for the Lenders.

         In accordance with Section 2.03(c) of the 364-Day Agreement, we have received a summary of bids in connection with our Competitive Bid Request dated , and in accordance with Section 2.03(d) of the 364-Day Agreement, we hereby accept the following bids for maturity on [date]:

Principal Amount           Fixed Rate/Margin         Lender
----------------           -----------------         ------
     $                       [%]/[+/-.   %]
     $

We hereby reject the following bids:

Principal Amount           Fixed Rate/Margin         Lender
----------------           -----------------         ------
     $                       [%]/[+/-.   %]
     $

     The  $__________  should be deposited in The Chase  Manhattan  Bank account
number [            ] on [date].


                                                Very truly yours,

                                                [NAME OF BORROWER],

                                                by ___________________________

                                                    Name:
                                                    Title:

                                                                     EXHIBIT A-5



                        FORM OF STANDBY BORROWING REQUEST

The Chase Manhattan Bank, as Administrative Agent
for the Lenders referred to below,
270 Park Avenue
New York, N.Y. 10017
                                                                          [Date]
Attention: [            ]

Dear Ladies and Gentlemen:

         The undersigned, _______________________ (the "Borrower"), refers to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (as it may be amended, modified, extended or restated from time to time, the "364-Day Agreement"), among the Borrower, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the 364-Day Agreement. The Borrower hereby gives you notice pursuant to Section 2.04 of the 364-Day Agreement that it requests a Standby Borrowing under the 364-Day Agreement, and in that connection sets forth below the terms on which such Standby Borrowing is requested to be made:

(A)  Date of Standby Borrowing
     (which is a Business Day)

(B)  Principal amount of
     Standby Borrowing 1/

(C)  Interest rate basis 2/

(D)  Interest Period and the
     last day thereof 3/

         Upon acceptance of any or all of the Loans made by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Section 4.01(b) and (c) of the 364-Day Agreement have been satisfied.

                                                Very truly yours,

                                                [NAME OF BORROWER],

                                                by ___________________________

                                                    Name:
                                                    Title: [Financial Officer]

_________________

     1/ Not less than $20,000,000  (and in integral  multiples of $5,000,000) or
     -
greater than the Total Commitment then available.


     2/ Eurodollar Standby Loan or ABR Loan.
     -

     3/ Which shall be subject to the  definition of "Interest  Period" and end
     -
not later than the Maturity Date.

                                                                       EXHIBIT C

                                    [FORM OF]

                            ASSIGNMENT AND ACCEPTANCE

                                                           Dated: _______, ____


                  Reference is made to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 (the "364-Day Agreement"), among ITT Hartford Group, Inc. (the "Company"), the Borrowing Subsidiaries parties thereto, the lenders parties thereto (the "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the Lenders. Terms defined in the 5-Year Agreement are used herein with the same meanings.

                  1. The Assignor hereby sells and assigns, without recourse, to the Assignee, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Effective Date set forth below, the interests set forth below (the "Assigned Interest") in the Assignor's rights and obligations under the 364-Day Agreement, including, without limitation, the interests set forth below in the Commitment of the Assignor on the Effective Date and the Competitive Loans and Standby Loans owing to the Assignor which are outstanding on the Effective Date. Each of the Assignor and the Assignee hereby makes and agrees to be bound by all the representations, warranties and agreements set forth in Section 9.04(c) of the 364-Day Agreement, a copy of which has been received by each such party. From and after the Effective Date,
(i) the Assignee shall be a party to and be bound by the provisions of the 364-Day Agreement and, to the extent of the interests assigned by this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent of the interests assigned by this Assignment and Acceptance, relinquish its rights and be released from its obligations under the 364-Day Agreement.

                  2. This Assignment and Acceptance is being delivered to the Administrative Agent together with (i) if the Assignee is organized under the laws of a jurisdiction outside the United States, the forms specified in Section 2.19(g) of the 364-Day Agreement, duly completed and executed by such Assignee,
(ii) if the Assignee is not already a Lender under the 364-Day Agreement, an Administrative Questionnaire in the form of Exhibit B to the 364-Day Agreement and (iii) a processing and recordation fee of $3,000.

                  3. This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of New York.

Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:

Assignee's Address for Notices:

Effective Date of Assignment (may not be fewer than 5 Business Days after the Date of Assignment):
-------------------------------------------------------------------------------|
|              |                               |                               |
|Facility      |Principal Amount Assigned (and |     Percentage Assigned of    |
|              |identifying information as to  |Facility/Commitment (set forth,|
|              | individual Competitive Loans) |  to at least 8 decimals, as a |
|              |                               | percentage of the Facility and|
|              |                               |   the aggregate Commitments of|
|              |                               |        all Lenders thereunder)|
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Commitment    |                               |                               |
| Assigned:    |      $____________            |            ___________ %      |
|              |                               |                               |
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Standby Loans:|      $____________            |            ___________ %      |
|              |                               |                               |
|--------------|-------------------------------|-------------------------------|
|              |                               |                               |
|Competitive   |                               |                               |
| Loans:       |      $____________            |            ___________ %      |
|              |                               |                               |
-------------------------------------------------------------------------------

The terms set forth and on the reverse side hereof    Accepted:
are hereby agreed to:
                                                      ITT HARTFORD GROUP, INC.,

________________________________,                     by: ______________________
as Assignor,                                              Name:
                                                          Title:
by: ____________________________
    Name:
    Title:

________________________________,
as Assignee,

by: ____________________________
    Name:
    Title:

                                                                       EXHIBIT D

                                    [FORM OF]

                             OPINION OF COUNSEL FOR
                          ITT HARTFORD GROUP, INC. 1/
                                                   -

                  1. ITT Hartford Group, Inc. (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, (ii) has all requisite power and authority to own its property and assets and to carry on its business as now conducted, (iii) is qualified to do business in every jurisdiction within the United States where such qualification is required, except where the failure so to qualify would not result in a Material Adverse Effect on ITT Hartford Group, Inc., and (iv) has all requisite corporate power and authority to execute, deliver and perform its obligations under the Agreement and to borrow funds thereunder.

                  2. The execution, delivery and performance by ITT Hartford Group, Inc. of the Agreement and the borrowings of ITT Hartford Group, Inc. thereunder (collectively, the "Transactions") (i) have been duly authorized by all requisite corporate action and (ii) will not (a) violate (1) any provision of law, statute, rule or regulation (including without limitation, the Margin Regulations), or of the certificate of incorporation or other constitutive documents or by-laws of ITT Hartford Group, Inc., (2) any order of any governmental authority or (3) any provision of any indenture, agreement or other instrument to which ITT Hartford Group, Inc. is a party or by which it or its property is or may be bound, (b) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any such indenture, agreement or other instrument or (c) result in the creation or imposition of any lien upon any property or assets of ITT Hartford Group, Inc..

                  3. The Agreement has been duly executed and delivered by ITT Hartford Group, Inc. and constitutes a legal, valid and binding obligation of ITT Hartford Group, Inc. enforceable against ITT Hartford Group, Inc. in accordance with its terms, subject as to the enforceability of rights and remedies to any applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws of general application relating to or affecting the enforcement of creditors' rights from time to time in effect.

                  4. No action, consent or approval of, registration or filing with, or any other action by, any government authority is or will be required in connection with the Transactions, except such as have been made or obtained and are in full force and effect.

                  5. Neither ITT Hartford Group, Inc. nor any of its subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 (the "1940 Act") or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935. While certain subsidiaries of ITT Hartford Group, Inc. are "investment companies" as defined in the 1940 Act, the transactions contemplated by this Agreement will not violate or require any approval under such Act or any regulations promulgated pursuant thereto.

____________________

     1/ Capitalized  terms used but not otherwise defined herein shall have the
     -
meanings assigned to such terms in the 364-Day Competitive Advance and Revolving Credit Facility Agreement (the "Agreement") dated as of December 20, 1996, among ITT Hartford Group, Inc., the lenders listed in Schedule 2.01 thereto, and The Chase Manhattan Bank, as Administrative Agent.

                                                                EXHIBIT E to the
                                                                Credit Agreement


                                    BORROWING SUBSIDIARY AGREEMENT dated as of [
                           ], [ ], among ITT HARTFORD GROUP, INC., a Delaware corporation (the "Company"), [Name of Subsidiary], a [ ] corporation ("the Subsidiary"), and THE CHASE MANHATTAN BANK, as administrative agent (the "Administrative Agent") for the lenders (the "Lenders") party to the 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996, as amended (the "Agreement"), among the Company, the Administrative Agent and the Lenders.

                  Under the Agreement, the Lenders have agreed, upon the terms and subject to the conditions therein set forth, to make competitive advance and revolving credit loans and to issue Letters of Credit to or for the account of the Company and to Subsidiaries (as defined in the Agreement) of the Company which execute and deliver to the Administrative Agent Borrowing Subsidiary Agreements in the form of this Borrowing Subsidiary Agreement. The Company represents that the Subsidiary is a subsidiary (as so defined) of the Company and that the guarantee of the Company contained in Article VII of the Agreement applies to the obligations of the Subsidiary. In consideration of being permitted to borrow or to have Letters of Credit issued under the Agreement upon the terms and subject to the conditions set forth therein, the Subsidiary agrees that from and after the date of this Borrowing Subsidiary Agreement it will be, and will be liable for the observance and performance of all the obligations of, a Borrowing Subsidiary under the Agreement, as the same may be amended from time to time, to the same extent as if it had been one of the original parties to the Agreement.

                  IN WITNESS WHEREOF, the Company and the Subsidiary have caused this Borrowing Subsidiary Agreement to be duly executed by their authorized officers as of the date first appearing above.

                                             ITT HARTFORD GROUP, INC.,

                                             by
                                                ______________________________
                                                Name:
                                                Title:

                                             [NAME OF SUBSIDIARY],

                                             by
                                                ______________________________
                                                Name:
                                                Title:

Accepted as of the date first appearing above:

THE CHASE MANHATTAN BANK,
as Administrative Agent,

  by
      _______________________
      Name:
      Title:

                                                                   SCHEDULE 2.01

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

The Chase Manhattan Bank        Mr. Daniel Troy                    $  30,000,000
270 Park Avenue                 (212) 552-1999
New York, NY 10017

Bank of America Illinois        Ms. Colleen Mullins                $  23,750,000
231 South LaSalle               (312) 828-8206
Chicago, IL 60697

Bank of Montreal                Ms. Cathy Betz                     $  11,250,000
115 S. LaSalle St., 12th Floor  (312) 750-3783
Chicago, IL 60603

Banque Nationale de Paris       Mr. Phil Truesdale                 $  11,250,000
499 Park Avenue                 (212) 415-9695
New York, NY 10022-1278

The Bank of New York            Ms. Lizanne P. Eberle              $  20,000,000
One Wall Street, 17th Floor     (212) 809-9520
New York, NY 10286

Bankers Trust Company           Mr. Lucien Burnett                 $  17,500,000
One Bankers Trust Plaza,        (212) 250-1530
33rd Floor
New York, NY 10006

Barclays Bank PLC               Mr. Christopher Cathcart           $  11,250,000
222 Broadway                    (212) 412-7622
New York, NY 10038

CIBC Inc.                       Mr. David B. Walsh                 $  11,250,000
425 Lexington Avenue,           (212) 856-3599
8th Floor
New York, NY 10017

The Bank of  Tokyo--            Mr. Dane Holmes                    $  17,500,000
Mitsubishi, Ltd.                (212) 782-6440
1251 Avenue of the
Americas
12th Floor
New York, NY 10020

Citibank, N.A.                  Mr. Scott Engle                    $  23,750,000
399 Park Avenue                 (212) 925-4285
New York, NY 10043

Comerica Bank                   Mr. Chris Georvassilis             $  11,250,000
One Detroit Center              (313) 222-3330
500 Woodward Avenue, MC 3280
Detroit, MI 48226

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

Corestates National Bank        Mr. Tom Singleton                  $  23,750,000
Widener Building                (215) 786-4114
1339 Chestnut St.
FC 1-8-8-4
Philadelphia, PA 19101

The First National Bank         Mr. Charles Garrity                $  11,250,000
of Boston                       (617) 434-1537
100 Federal Street
01-32-04
Boston, MA 02110

The First National Bank         Mr. Tom Collimore                  $  20,000,000
of Chicago                      (212) 373-1393
153 West 51st Street
New York, NY 10019

The Fuji Bank, Ltd.             Mr. Roy Tanfield                   $  17,500,000
Two World Trade Center,         (212) 321-9407
79th Floor
New York, NY 10048

Mellon Bank, N.A.               Ms. Karen McConomy                 $  23,750,000
500 Grant Street                (412) 234-8087
One Mellon Bank Center, Rm 370
Pittsburgh, PA 15258

Morgan Guaranty Trust Company   Mr. Jerry Fall                     $  23,750,000
of New York                     (212) 648-5249
60 Wall Street
New York, NY 10260-0060

The Northern Trust Company      Ms. Marcia Saper                   $  11,250,000
50 South LaSalle Street         (312) 557-2673
Chicago, IL 60675

Norwest Bank                    Mr. Edge Jackson                   $  11,250,000
Norwest Center                  (612) 667-7251
Minneapolis, MN 55479

PNC Bank, National Association  Ms. Eileen McDonald                $  17,500,000
100 S. Broad Street.            (908) 220-3270
Philadelphia, PA 19110

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------

Royal Bank of Canada            Manager, Credit                    $  17,500,000
Grand Cayman (North America     Administration
No. 1) Branch                   (212) 428-2372
c/o New York Branch
Financial Square, 23rd Floor
New York, NY 10005-3531

with copy to:
Royal Bank of Canada            Ms. Michelle Rutigliano
Financial Square, 24th Floor    (212) 809-7468
New York, NY 10005-3531

Sakura Bank Ltd.                Mr. Stephen Santora                $  11,250,000
277 Park Avenue, 45th Floor     (212) 888-7651
New York, NY 10172

The Sanwa Bank, Ltd.            Mr. Stephen C. Small               $  17,500,000
New York Branch                 (212) 754-1304
55 East 52nd Street
New York, NY 10055

Fleet National Bank             Mr. Tom McKinley                   $  23,750,000
One Federal Street              (203) 988-1264
Mail Code OFO324
Boston, MA 02211

State Street Bank               Mr. Robert Engvall                 $  17,500,000
750 Main Street                 (203) 244-1889
Hartford, CT 06103

The Sumitomo Bank, Limited      Mr. Edward McColly                 $  17,500,000
New York Branch                 (212) 224-5188
277 Park Avenue
New York, NY 10172

SunTrust Bank, Atlanta          Ms. Allison L. Vella               $  17,500,000
711 Fifth Avenue, 6th Floor     (212) 371-9386
New York, NY 10022

The Toronto-Dominion Bank       Mr. Reginald Waylen                $  11,250,000
31 West 52nd Street             (212) 262-1926
New York, NY 10019

Wachovia Bank of Georgia, N.A.  Terry Snellings                   $   17,500,000
191 Peachtree Street            (404) 332-1090
Atlanta, GA 30303

                                Contact Person
Name and Address of Lender      and Telecopy Number                   Commitment
--------------------------      -------------------                   ----------


                                                                ----------------
                                           TOTAL COMMITMENT       $  500,000,000

                                  EXHIBIT 10.16



              1996 ITT HARTFORD DEFERRED RESTRICTED STOCK UNIT PLAN



                                    ARTICLE I
                              CREATION AND PURPOSE

1.1 CREATION OF THE PLAN. The ITT Hartford  Deferred  Restricted Stock Unit Plan
    --------------------
(the "Plan") is created pursuant to the terms of the 1995 ITT Hartford Incentive Stock Plan (the "Incentive Stock Plan") relating to restricted stock, which terms are incorporated herein by reference. Capitalized terms used in this Plan and not defined herein shall have the meanings assigned to such terms by the Incentive Stock Plan.

1.2  PURPOSE  OF THE PLAN.  The  purpose of the Plan is to  motivate  and reward
     ---------------------
superior performance on the part of employees of the Company and thereby to attract and retain employees of superior ability. In addition, the Plan is intended to further the opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company, and as a result, their interest in the success of the Company. Awards consisting of contractual rights to receive shares of the Company's Stock ("Units") may be made under the Plan, in the discretion of the Committee, to Key Employees of the Company who properly elect to participate in the Plan. Participation in the Plan shall require a Key Employee's irrevocable election to receive in the form of Units a portion of certain bonuses that may become payable to such Key Employee, such Units entitling the Key Employee to receive certain Company Stock at the end of a three year restriction period to the extent provided herein.


                                   ARTICLE II
                                   DEFINITIONS

2.1 "ACCOUNT"  means an account  maintained  on behalf of a  Participant  on the
    ---------
books of the Company in accordance with the terms hereof.

2.2 "ACCELERATION  EVENT" shall have the meaning assigned by the Incentive Stock
    ---------------------
Plan.

2.3 "AWARD DATE" means the date  designated  by the  Committee  for the award of
    ------------
Units pursuant to the Plan.

2.4 "BOARD OF  DIRECTORS"  means the Board of Directors  of ITT Hartford  Group,
    ---------------------
Inc.

2.5 "BENEFICIARY" shall have the meaning assigned by the Incentive Stock Plan.
    -------------

2.6 "COMMITTEE"  means the Compensation and Personnel  Committee of the Board of
    -----------
Directors, or such other Committee as the Board may designate to administer the Plan pursuant to Article VIII.

2.7  "COMPANY"  means ITT Hartford  Group Inc. and its  subsidiaries,  and their
     ---------
successors and assigns.

2.8  "DIVIDEND  AMOUNT"  means the per share cash  dividend  amount  paid on the
     ------------------
Company's Stock on a particular dividend payment date.

2.9 "DIVIDEND  CONVERSION PRICE" means the Fair Market Value of one share of the
    ----------------------------
Company's Stock on the date that a dividend is paid on such Stock.

2.10  "DIVIDEND  RECORD  DATE" means the date fixed by the Board of Directors as
      ------------------------
the date for determining those holders of Stock who are entitled to receive payment of any dividend declared by the Board of Directors.

2.11  "ELECTIVE  UNITS"  shall have the  meaning  assigned by Article III of the
      -----------------
Plan.

2.12 "FAIR MARKET VALUE" shall have the meaning  assigned by the Incentive Stock
     -------------------
Plan.

2.13 "INCENTIVE STOCK PLAN" means the 1995 ITT Hartford Incentive Stock Plan, as
     ----------------------
amended from time to time.

2.14 "KEY EMPLOYEE" shall have the meaning assigned by the Incentive Stock Plan.
     --------------

2.15 "NORMAL VESTING DATE" means the third anniversary of the Award Date.
     ---------------------

2.16  "PARTICIPANT"  means a Key Employee who properly  elects to participate in
      -------------
the Plan pursuant to Article V of the Plan.


2.17  "PARTICIPATING  COMPANY" shall have the meaning  assigned by the Incentive
      ------------------------
Stock Plan.

2.18 "Plan" means this 1996 ITT Hartford Deferred Restricted Stock Unit Plan.
     ------

2.19 "Premium Units" shall have the meaning assigned by Article IV of the Plan.
     ---------------

2.20 "Plan Administrator" shall have the meaning assigned by Article VIII of the
     --------------------
Plan.

2.21 "RETIREMENT" shall have the meaning assigned by the Incentive Stock Plan.
     ------------

2.22 "STOCK" shall have the meaning assigned by the Incentive Stock Plan.
     -------

2.23 "TOTAL  DISABILITY"  shall have the meaning assigned by the Incentive Stock
     -------------------
Plan.

2.24 "UNITS" shall have the meaning assigned by Article I of the Plan.
     -------


                                   ARTICLE III
                                 ELECTIVE UNITS

3.1 AWARD OF  ELECTIVE  UNITS.  On the Award  Date,  the  Committee  may, in its
    -------------------------
discretion, award to each Participant a number of whole and/or fractional contractual rights to receive in accordance with the Plan shares of the Company's Stock (the "Elective Units") equal to (a) the portion of bonus elected by the Participant in accordance with Article V, divided by (b) the Fair Market Value of the Company's Stock on the Award Date. If the Committee does not make an award to a Participant pursuant to this Section, any election made by the Participant pursuant to Article V shall be null and void.

3.2  CREDITING  OF  ELECTIVE  UNITS TO  ACCOUNT.  The  number  of  whole  and/or
     -------------------------------------------
fractional Elective Units awarded to a Participant pursuant to this Article III shall be credited, as of the Award Date, to the Participant's Account.

3.3 VESTING OF  ELECTIVE  UNITS.  The rights of a  Participant  with  respect to
    ----------------------------
Elective Units awarded hereunder shall be fully vested and nonforfeitable at all times. To the extent provided in Article VII, the Participant shall become entitled to receive certificates for shares of Stock corresponding to such Elective Units credited to the Participant's Account on the applicable date identified in Article VII.


                                   ARTICLE IV
                                  PREMIUM UNITS

4.1 AWARD OF PREMIUM UNITS. On the Award Date, the Committee shall award to each
    -----------------------
Participant a number of additional whole and/or fractional contractual rights to receive in accordance with the Plan shares of the Company's Stock (the "Premium Units") equal to 10% of the Elective Units awarded to the Participant pursuant to Article III.

4.2 CREDITING OF PREMIUM UNITS TO ACCOUNT. The number of whole and/or fractional
    --------------------------------------
Premium Units awarded to a Participant pursuant to this Article IV shall be credited, as of the Award Date, to the Participant's Account.

4.3  VESTING  OF  PREMIUM  UNITS.   Except  as  otherwise   provided  herein,  a
     ----------------------------
Participant's rights with respect to Premium Units shall vest on the Normal Vesting Date. To the extent provided in Article VII, the Participant shall become entitled to receive certificates for shares of Stock corresponding to vested Premium Units credited to the Participant's Account on the applicable date identified in Article VII.

         A.  TERMINATION  OF  EMPLOYMENT.   In  the  event  of  a  Participant's
             ----------------------------
         termination of employment with all Participating Companies prior to the Normal Vesting Date due to (i) death, (ii) Total Disability, or (iii) Retirement, the Premium Units credited to the Participant's Account as of the date of such termination shall become immediately vested and nonforfeitable. In the event of a Participant's termination of employment with all Participating Companies for any other reason, any Premium Units credited to the Participant's Account that have not become vested on or before the date of such termination shall be forfeited, unless the Committee determines otherwise in its sole discretion in accordance with the Incentive Stock Plan. Premium Units forfeited by a Participant pursuant to this Section shall immediately be deducted from the Participant's Account.


                                    ARTICLE V
                                  PARTICIPATION

5.1  ELECTION TO  PARTICIPATE.  A Key Employee  may  participate  in the Plan by
     -------------------------
filing a properly completed election agreement, or such other authorization as the Plan Administrator may require, with the party and by the date designated by the Plan Administrator. The election of a Key Employee hereunder shall only apply to the bonus as to which the election is made, and shall be irrevocable, unless otherwise determined by the Committee in its sole discretion. The election of a Key Employee shall be deemed null and void if no award pursuant to
Article III hereof is made to the Key Employee with respect to such election.

5.2 ELECTION FORM. The election agreement completed by a Participant pursuant to
    --------------
this Article V shall (a) identify a portion of the Participant's bonus that may become payable with respect to the Participant's services, (b) contain the Participant's election to receive such portion of such bonus (which would otherwise become payable in cash) in the form of Elective Units in accordance with the Plan, and (c) contain such other information as the Plan Administrator may require.

5.3 MAXIMUM AND MINIMUM AMOUNTS  REQUIRED FOR  PARTICIPATION.  The Committee may
    ---------------------------------------------------------
designate a maximum and a minimum portion of a Key Employee's bonus, in terms of a percentage or other amount of such bonus, as to which an election may be made hereunder.

                                   ARTICLE VI
                              DIVIDEND EQUIVALENTS

6.1 DIVIDEND  EQUIVALENTS ON ELECTIVE  UNITS.  As soon as practicable  after any
    -----------------------------------------
dividend is paid on the Company's Stock, a Participant's Account shall be credited with additional Elective Units equal to (a) the product of (i) the Dividend Amount, and (ii) the number of whole and fractional Elective Units credited to the Participant's Account as of the Dividend Record Date, divided by
(b) the Dividend Conversion Price.

6.2 DIVIDEND  EQUIVALENTS  ON PREMIUM UNITS.  As soon as  practicable  after any
    ----------------------------------------
dividend is paid on the Company's Stock, the Participant's Account shall be credited with additional Premium Units equal to (a) the product of (i) the Dividend Amount, and (ii) the number of whole and fractional Premium Units credited to the Participant's Account as of the Dividend Record Date, divided by
(b) the Dividend Conversion Price.

6.3  TREATMENT  OF UNITS  CREDITED  IN  RESPECT  OF  DIVIDEND  EQUIVALENTS.  Any
     ----------------------------------------------------------------------
additional  Units  credited  to the  Account of a  Participant  pursuant to this
Article VI shall, as of the date so credited, be treated for all purposes of this Plan (including, without limitation, the provisions hereof pertaining to the crediting of future dividend equivalents and the vesting of Premium Units) as though part of the Elective Units and Premium Units in relation to which such additional Units were credited, respectively.

6.4  NON-CASH  DIVIDENDS.  In the  event  that a stock  dividend  is paid on the
     --------------------
Company's Stock, the appropriate Dividend Amount for purposes of this Article VI shall be determined in accordance with Section 9.3 hereof.


                                   ARTICLE VII
                      RECEIPT OF SHARES IN RESPECT OF UNITS

7.1 GENERAL RULE.  Except as otherwise  provided herein,  as soon as practicable
    -------------
after the earlier to occur of (a) the Normal Vesting Date, or (b) the date a Participant's employment with all Participating Companies terminates, the Company shall issue to such Participant certificates for shares of Stock corresponding to the number of whole Elective Units and whole vested Premium Units credited to the Participant's Account as of the earlier of such dates.

7.2 FRACTIONAL UNITS.  Notwithstanding  anything herein to the contrary,  if any
    -----------------
vested fractional Units are credited to a Participant's Account (after adding together all fractional Elective and vested Premium Units then credited to the Participant's Account) on the earlier of the dates identified in Section 7.1, such fractional Units shall be paid to the Participant in cash, based on the Fair Market Value of the Company's Stock on such date.

7.3  VOLUNTARY  DEFERRAL.  Upon such terms and  conditions  as the Committee may
     --------------------
determine,  a

Participant may be permitted to elect, by written notice to the Plan Administrator filed by the date and on such form or other authorization as the Plan Administrator may require, to defer the issuance hereunder of certificates for shares of Stock pursuant to the Plan, or such other arrangement maintained by the Company, if any, in which the Participant is eligible to participate as of such date. Such election shall have the effect of deferring such issuance until the date permitted by the Plan Administrator, and/or such other effect as permitted by the Committee.

7.4 ACCELERATION EVENT.  Notwithstanding  anything herein to the contrary,  upon
    -------------------
the occurrence of an Acceleration Event, any Premium Units then credited to the Account of a Participant shall immediately become fully vested, and certificates for shares of Stock corresponding to the Participant's Elective Units and vested Premium Units shall be issued to the Participant as soon as practicable thereafter.


                                  ARTICLE VIII
                                 ADMINISTRATION

8.1 ADMINISTRATION BY COMMITTEE.  Except as otherwise delegated by the Committee
    ----------------------------
pursuant to this Plan or the Incentive Stock Plan, (a) this Plan shall be administered by the Committee, (b) the Committee shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (c) the determinations of the Committee shall be binding on and conclusive as to all parties.

8.2 DELEGATION OF CERTAIN AUTHORITY TO PLAN  ADMINISTRATOR.  Except as otherwise
    -------------------------------------------------------
provided by the Committee in accordance with this Plan or the Incentive Stock Plan, the Plan Administrator shall be the Company's Senior Vice President, Human Resources. Except as otherwise provided in this Plan or the Incentive Stock Plan, required by applicable law, or determined by the Committee, (a) the Plan Administrator shall be responsible for the performance of such administrative duties under this Plan that are not otherwise reserved to the Committee by this Plan or the Incentive Stock Plan, (b) the Plan Administrator shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (c) the determinations of the Plan Administrator shall be binding and conclusive as to all parties.

8.3  APPLICABILITY  OF INCENTIVE STOCK PLAN. In the event of a conflict  between
     ---------------------------------------
the terms of this Plan and the terms of the Incentive Stock Plan, the terms of the Incentive Stock Plan shall control.

                                   ARTICLE IX
                                  MISCELLANEOUS

9.1  WITHHOLDING.  The Plan  Administrator  shall  have the  right to make  such
     ------------
provisions as it deems appropriate to satisfy any obligation of the Company to withhold federal, state or local income or other taxes incurred by reason of the operation of the Plan, including but not limited to at any time requiring a Participant to submit payment to the Company for such taxes, or withholding such taxes from a Participant's wages (or other amounts) due to the Participant.

9.2 NO EMPLOYMENT RIGHTS. The Plan shall not, directly or indirectly,  create in
    ---------------------
any Participant any right with respect to continuation of employment with any of the Participating Companies or to the receipt of any bonus. The Plan shall not interfere in any way with the rights of the applicable Participating Company to terminate, or otherwise modify, the employment of any Participant or its bonus policies at any time.

9.3 CAPITAL  ADJUSTMENTS FOR CORPORATE  TRANSACTIONS.  Upon the occurrence of an
    -------------------------------------------------
event described in Section 13 of the Incentive Stock Plan, the Committee may adjust the number of Units credited to the Account of a Participant in accordance with the terms of that Section.

9.4 DELIVERY OF SHARES OF STOCK IN THE EVENT OF DEATH. In the event of the death
    --------------------------------------------------
of a Participant, certificates for shares of Stock and/or cash corresponding to the Elective Units and vested Premium Units then credited to the Account of the Participant shall be transferred (in the same form as would have been transferred to the Participant pusuant to Article VII) as soon as practicable thereafter to such Beneficiary or Beneficiaries as properly designated by the Participant in accordance with Section 10 of the Incentive Stock Plan. If no such designation is in effect at the time of the Participant's death, or if no designated Beneficiary survives the Participant or if any Beneficiary designation conflicts with applicable law, such certificates and/or cash shall be transferred to the Participant's estate as provided in Section 10 of the Incentive Stock Plan.

9.5 RIGHTS NOT  TRANSFERABLE.  The rights of a Participant  under the Plan shall
    -------------------------
not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, other than (a) by will, (b) by the laws of descent or distribution, or (c) pursuant to a qualified domestic relations order as defined in the Internal Revenue Code of 1986, as amended, provided that the rights of any transferee of a Participant shall not be greater than the rights of the Participant hereunder. The foregoing restriction shall be in addition to any restrictions imposed by applicable law on a Participant's ability to dispose of Units awarded under the Plan.

9.6  EFFECT  OF PLAN.  The  provisions  of the Plan  shall be  binding  upon all
     ----------------
successors and assigns of a Participant, including without limitation the Participant's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of the Participant.

9.7 USE OF FUNDS  AND  ASSETS.  All  funds and  assets  received  or held by the
    --------------------------
Company pursuant to or in connection with the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such amounts from its general assets. The Company may establish a trust or other entity to aid in meeting its obligations under the Plan.

9.8 SOURCE OF SHARES FOR THE PLAN. Except as otherwise provided in the Incentive
    ------------------------------
Stock Plan, shares of Company Stock to be issued hereunder may be made available from authorized but unissued stock, shares held by the Company in treasury or shares purchased on the open market.

9.9  AMENDMENT AND  TERMINATION  OF THE PLAN.  Subject to the  provisions of the
     ----------------------------------------
Incentive Stock Plan, the Board of Directors may amend or terminate this Plan at any time. Amendments to the Plan may be made by the Plan Administrator to the extent (a) required by applicable law, or (b) required to maintain a favorable tax status for the Plan.

9.10  GOVERNING  LAW.  The laws of the State of  Connecticut  shall  govern  all
      ---------------
matters relating to the Plan, except to the extent such laws are superseded by the laws of the United States.

9.11  SEVERABILITY  OF  PROVISIONS.  If any  provision of the Plan shall be held
      -----------------------------
invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof, and the Plan shall be construed and enforced as if such invalid or unenforceable provisions had not been included herein.

                                                                                                         EXHIBIT 11.01
                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)

                                                                            1996               1995               1994
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes        $        (99)      $        559       $        632
Cumulative effect of accounting changes                                       --                 --                 12
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $        (99)      $        559       $        644
=======================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  [1]                            117.3              117.1              117.1
=======================================================================================================================
EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting changes        $      (0.84)      $       4.77       $       5.40
Cumulative effect of accounting changes                                       --                 --               0.10
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $      (0.84)      $       4.77       $       5.50
=======================================================================================================================

[1] Actual number of weighted average common shares outstanding at December 31, 1995 of 117.1 is retroactively presented for the years ended December 31, 1995 and 1994.

                                                                                                               EXHIBIT 12.01
                    ITT HARTFORD GROUP, INC. AND SUBSIDIARIES

         COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS
             TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (In millions)



                                                                    1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS
   Operating income (loss)                                       $  (318)   $     742    $     852    $     687    $    (501)
ADD:
FIXED CHARGES
   Interest expense                                                  148          101           76           57           64
   Interest factor attributable to rentals  [1]                       36           49           48           46           48
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED CHARGES                                               184          150          124          103          112
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED                                             $  (134)   $     892    $     976    $     790    $    (389)
=============================================================================================================================
FIXED CHARGES
   Fixed charges above                                           $   184    $     150    $     124    $     103    $     112
   Dividends on subsidiary preferred stock                            --            4            8           14           12
-----------------------------------------------------------------------------------------------------------------------------
Total fixed charges and preferred dividend requirements          $   184    $     154    $     132    $     117    $     124
=============================================================================================================================
RATIOS
   Earnings, as defined, to total fixed charges [2]                (0.7)          5.9          7.9          7.7         (3.5)
=============================================================================================================================
   Earnings, as defined, to total fixed charges and preferred
     dividend requirements                                         (0.7)          5.8          7.4          6.8         (3.1)
=============================================================================================================================

[1] The interest factor attributable to rentals was computed by calculating the estimated present value of all long-term rental commitments and applying the approximate weighted average interest rate inherent in the lease obligations and adding thereto the interest element assumed in short-term cancelable and contingent rentals excluded from the commitment data but included in rental expense.
[2] The 1996 earnings to total fixed charges ratio, excluding other charges of $1,061, before-tax, primarily related to environmental and asbestos reserve increases and recognition of losses on Closed Book GRC, was 5.0.

                                                                   EXHIBIT 21.01
                    SUBSIDIARIES OF ITT HARTFORD GROUP, INC.


                                      JURISDICTION                   NAMES UNDER
                                                OF                 WHICH COMPANY
COMPANY NAME                         INCORPORATION                 DOES BUSINESS
------------                         -------------                 -------------

Adapt, Inc. (6.69%)                       Delaware                           n/a
Alpine Life Insurance Company           New Jersey                           n/a
American Maturity Life Insurance
  Company (60%)                        Connecticut                       "AMLIC"
Brasilcap Capitalizacao, S.A. (17%)         Brazil                           n/a
Beleggingsmaatschappij
  Buizerdlaan B.V.                     Netherlands                           n/a
Business Management Group, Inc.        Connecticut                         "BMG"
CAB Corporation              British Virgin Island                           n/a
CCS Commercial, L.L.C. (50%)              Delaware                           n/a
Central Park Square Athletic Club, Inc.    Arizona                           n/a
CLA Corp.                              Connecticut                         "CLA"
Claridad Administradora de
  Fondos de Jubilaciones y
  Pensiones, S.A. (24%)                  Argentina                           n/a
Consultora de Capitales, S.A.,
  Sociedad Gerente de Fondos
  Comunes de Enversion (50%)             Argentina                           n/a
Dornberger/Berry & Company, Inc.      South Dakota                           n/a
1810 Corporation                          Delaware                           n/a
Excess Insurance Company, Ltd.                U.K.                           n/a
Exploitatiemaatschappij
  Buizerdlaan B.V.                     Netherlands                           n/a
F. A. Knight & Son, N.V.                   Belgium                           n/a
Fencourt Printers, Ltd.                       U.K.                           n/a
Fencourt Reinsurance Company, Ltd.         Bermuda                 "Fencourt Re"
First State Insurance Company          Connecticut                 "First State"
First State Management Group, Inc.        Delaware                           n/a
Four Thirty Seven Land Company, Inc.      Delaware                           n/a
Galicia Vida Compania de
  Seguros, S.A., (40%)                   Argentina                           n/a
H. L. Funding Company, Inc.            Connecticut                           n/a
H. L. Funding, Inc.                       Maryland                           n/a
H. L. Mutual Fund Corporation             Delaware                           n/a
HARCO Property Services, Inc.          Connecticut                           n/a
Hartford Accident and
  Indemnity Company                    Connecticut                "Hartford A&I"
Hartford Advisers Fund, Inc.              Maryland                           n/a
Hartford (Bermuda), Ltd.                   Bermuda                           n/a
Hartford Bond Fund, Inc.                  Maryland                           n/a
Hartford Capital Appreciation Fund, Inc.  Maryland                           n/a
Hartford Casualty Insurance Company        Indiana                           n/a
Hartford Calma Company                     Florida                           n/a
Hartford Dividend and Growth Fund, Inc.   Maryland                           n/a
Hartford Equity Sales Company, Inc.    Connecticut                       "HESCO"
Hartford Europe, Inc.                     Delaware                           n/a
Hartford Financial Services Corporation   Delaware                           n/a
Hartford Financial Services Life
  Insurance Company                    Connecticut                           n/a
Hartford Fire Insurance Company        Connecticut               "Hartford Fire"
Hartford Fire International
 (Germany) GMBH                       West Germany                           n/a
Hartford Fire International, Ltd.      Connecticut                         "HFI"
Hartford Fire International Servicios        Spain                           n/a
Hartford Holdings, Ltd.                    Bermuda                           n/a
Hartford Index Fund, Inc.                 Maryland                           n/a
Hartford Insurance, Ltd.                   Bermuda                           n/a


                               n/a - Does not do business under any other names.

                                                                   EXHIBIT 21.01

Hartford Insurance Company of Canada        Canada                           n/a
Hartford Insurance Company of Illinois    Illinois                           n/a
Hartford Insurance Company of the Midwest  Indiana                           n/a
Hartford Insurance Company of
  the Southeast                            Florida                           n/a
Hartford Integrated Technologies, Inc. Connecticut                       "HiTec"
Hartford International Advisers
  Fund, Inc.                              Maryland                           n/a
Hartford International Insurance
  Company, N.V.                            Belgium                           n/a
Hartford International Opportunities
  Fund, Inc.                              Maryland                           n/a
Hartford Investment Counsel, Inc.         Delaware                           n/a
Hartford Investment Services, Inc.     Connecticut                         "HIS"
Hartford Life and Accident
  Insurance Company                    Connecticut  "Hartford Life and Accident"
Hartford Life Insurance Company        Connecticut               "Hartford Life"
Hartford Life, Inc.                       Delaware                           n/a
Hartford Lloyd's Corporation                 Texas                           n/a
Hartford Lloyd's Insurance
  Company (partnership)                      Texas                           n/a
Hartford Money Market Fund, Inc.          Maryland                           n/a
Hartford Mortgage Securities Fund, Inc.   Maryland                           n/a
Hartford Re Company                    Connecticut                      "HartRe"
Hartford Real Estate Company              Delaware                       "Harco"
Hartford Securities Distribution
 Company, Inc.                         Connecticut                           n/a
Hartford Seguros de Vida (17%)             Uruguay                           n/a
Hartford Small Company Fund, Inc.         Maryland                           n/a
Hartford Specialty Company                Delaware                         "HSC"
Hartford Stock Fund, Inc.                 Maryland                           n/a
Hartford U.S. Government Money
  Market Fund, Inc.                       Maryland                           n/a
Hartford Underwriters Insurance
  Company                              Connecticut                           n/a
Heritage Holdings, Inc.                Connecticut                           n/a
Holland Beleggingsgroep B.V.           Netherlands                           n/a
HRA, Inc.                              Connecticut                           n/a
HRA Brokerage Services, Inc.           Connecticut                           n/a
HVA Money Market Fund, Inc.               Maryland                           n/a
ICATU Hartford Administracao
  de Beneficios, Ltda.                      Brazil                           n/a
ICATU Hartford Capitalizacao, S.A. (45%)    Brazil                           n/a
ICATU Hartford Fundo de Pensao              Brazil                           n/a
ICATU Hartford Seguros, S.A. (22.5%)        Brazil                           n/a
Insurance Technology Systems, Ltd.            U.K.                           n/a
International Corporate Marketing
  Group, Inc. (60%) [also owned
  by Mutual Benefit]                   Connecticut                           n/a
ITT Assurances S.A.                         France                           n/a
ITT Comprehensive Employee
  Benefits Service Company             Connecticut                  "ITT CEBSCO"
ITT Ercos de Segaros y Reaseguros,
  S.A. (99.75%)                              Spain                           n/a
ITT Ercos Vida Compania de Segaros
  y Reaseguros, S.A. (99.75%)                Spain                           n/a
ITT Hartford Canada Holdings, Inc.          Canada                           n/a
ITT Hartford Holdings, Ltd.                Bermuda                           n/a
ITT Hartford Insurance Center, Inc.    Connecticut                           n/a
ITT Hartford Insurance Group
  Foundation, Inc. (non-stock
  corporation)                         Connecticut                           n/a
ITT Hartford International, Inc.          Delaware                           n/a
ITT Hartford International, Ltd.              U.K.                           n/a
ITT Hartford International Life
  Reassurance Corp.                    Connecticut                   "ITT HILRE"
ITT Hartford Life and Annuity
  Insurance Company                    Connecticut                    "ITT HL&A"
ITT Hartford Life Insurance
  Company of Canada                         Canada                           n/a
ITT Hartford Life International, Ltd.  Connecticut                           n/a
ITT Hartford Life, Ltd.                    Bermuda                           n/a

                                                                   EXHIBIT 21.01


ITT Hartford Mutual Funds, Inc.           Maryland                           n/a
ITT Hartford Seguros de Retiro S.A.      Argentina                           n/a
ITT Hartford Seguros de Vida             Argentina                           n/a
ITT Hartford Sudamericana Holdings,
  S.A. (60%)                             Argentina                           n/a
ITT New England Management
  Company, Inc.                      Massachusetts                           n/a
ITT Specialty Risk Services, Inc.         Delaware                     "ITT-SRS"
London and Edinburgh Insurance
  Company, Ltd.                               U.K.                     "L and E"
London & Edinburgh Insurance Group, Ltd.      U.K.                     "L and E"
London and Edinburgh Life Assurance
  Company, Ltd.                               U.K.                           n/a
London and Edinburgh Services, Ltd.           U.K.                    "Zwolsche"
Lyndon International, Ltd.                 Bermuda                           n/a
MS Fund America, Inc.                     Delaware                           n/a
Macalister & Dundas, Ltd.                 Scotland                           n/a
New England Insurance Company          Connecticut                           n/a
New England Reinsurance Corporation    Connecticut              "New England Re"
Nutmeg Insurance Company               Connecticut                      "Nutmeg"
Pacific Insurance Company, Limited     Connecticut  "ITT Pacific Ins. Co., Ltd."
Personal Lines Insurance Center, Inc.  Connecticut                        "PLIC"
Property and Casualty Insurance
  Company of Hartford                      Indiana                           n/a
Quotel Insurance Systems, Ltd.                U.K.                           n/a
Segpool, S.A.                            Argentina                           n/a
Sentinel Insurance Company, Ltd.            Hawaii                           n/a
Terry Associates, Inc.                 Connecticut                           n/a
The Confluence Group, Inc.             Connecticut                           n/a
The Evergreen Group, Inc.                 New York                           n/a
The Hartford Club of Simsbury, Inc.    Connecticut                           n/a
The Hartford Investment Management
  Company                              Connecticut                       "HIMCO"
Thesis S.A.                              Argentina                           n/a
Trumbull Insurance Company             Connecticut                           n/a
Twin City Fire Insurance Company           Indiana                           n/a
U.O.R., S.A. (47.75%)                    Argentina                           n/a
Underoath, Inc.                           Delaware                           n/a
Z.A. Lux, S.A.                           Luxemburg                           n/a
Z.A. Verzekeringen N.V.                    Belgium                           n/a
Zwolsche Algemeene Beleggingen
  III B.V.                             Netherlands                           n/a
Zwolsche Algemeene Europa B.V.         Netherlands                    "Zwolsche"
Zwolsche Algemeene Herverzekering B.V. Netherlands                           n/a
Zwolsche Algemeene Hypotheken N.V.     Netherlands                           n/a
Zwolsche Algemeene Levensverzekering
  N.V.                                 Netherlands                           n/a
Zwolsche Algemeene N.V.                Netherlands                           n/a
Zwolsche Algemeene Schadeverzekering
  N.V.                                 Netherlands                           n/a

                                                                   EXHIBIT 23.01


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------




To ITT Hartford Group, Inc.:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed registration statements (i) on Forms S-3 (Registration Nos. 33-98014 and
333-12617) and (ii) on Forms S-8  (Registration  Nos.  33-80663,  33-80665,  and
333-12563).


                                                           Arthur Andersen LLP



Hartford, Connecticut
March 28, 1997