Form 10-Q
period 1997-03-31
ITT HARTFORD GROUP INC /DE
filed 1997-05-15
CIK 874766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                         Commission file number 0-19277


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
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

                                 (860) 547-5000
              (Registrant's telephone number, including area code)

                            ITT HARTFORD GROUP, INC.
                                  (Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes [X]      No[   ]


     As of April 30, 1997, there were outstanding 117,967,727 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----

Consolidated Statements of Income - First Quarter Ended March 31,
1997 and 1996                                                                 3

Consolidated Balance Sheets - March 31, 1997 and December 31, 1996            4

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
1997 and 1996                                                                 5

Notes to Consolidated Financial Statements                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           7


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 5.  OTHER INFORMATION                                                   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16

Signature                                                                    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 First Quarter Ended
                                                                                                       March 31,
                                                                                              ------------------------
(In millions, except for per share data)                                                           1997         1996
----------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
REVENUES
  Earned premiums                                                                             $    2,452    $   2,656
  Net investment income                                                                              629          603
  Net realized capital gains                                                                          37           19
----------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                               3,118        3,278
      ----------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                                   1,958        2,041
  Amortization of deferred policy acquisition costs                                                  454          411
  Other expenses                                                                                     432          712
----------------------------------------------------------------------------------------------------------------------
      TOTAL BENEFITS, CLAIMS AND EXPENSES                                                          2,844        3,164
      ----------------------------------------------------------------------------------------------------------------

      OPERATING INCOME                                                                               274          114
 Income tax expense                                                                                   70           18
----------------------------------------------------------------------------------------------------------------------

      NET INCOME                                                                               $     204    $      96
      ----------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                                                             $    1.73    $    0.82
CASH DIVIDENDS DECLARED PER SHARE                                                              $    0.40    $    0.40
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                         117.7        117.2
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,       December 31,
(In millions, except for share data)                                                            1997              1996
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                             (Unaudited)
                                     ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of
  $32,048 and $31,178)                                                                      $     31,889     $     31,449
Equity securities, available for sale, at fair value (cost of $1,548 and $1,581)                   1,840            1,865
Policy loans, at outstanding balance                                                               3,757            3,839
Other investments, at cost                                                                           474              486
------------------------------------------------------------------------------------------ ---------------- -----------------
      Total investments                                                                           37,960           37,639
Cash                                                                                                 146              112
Premiums receivable and agents' balances                                                           2,009            1,797
Reinsurance recoverables                                                                          11,367           11,229
Deferred policy acquisition costs                                                                  3,698            3,535
Deferred income tax                                                                                1,589            1,480
Other assets                                                                                       2,628            2,596
Separate account assets                                                                           52,125           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL ASSETS                                                                          $    111,522     $    108,840
      ------------------------------------------------------------------------------------ ---------------- -----------------

                                   LIABILITIES
Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $     18,454     $     18,303
      Life                                                                                         4,550            4,371
Other policy claims and benefits payable                                                          21,595           22,220
Unearned premiums                                                                                  2,936            2,797
Short-term debt                                                                                    1,137              500
Long-term debt                                                                                     1,025            1,032
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures                                             1,000            1,000
Other liabilities                                                                                  4,319            3,645
Separate account liabilities                                                                      52,125           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL LIABILITIES                                                                          107,141          104,320
      ------------------------------------------------------------------------------------ ---------------- -----------------

                              STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000, issued 119,595,832 and
  119,194,412 shares, par value $0.01                                                                  1                1
Treasury stock - 1,638,000 shares                                                                    (30)             (30)
Capital surplus                                                                                    1,654            1,642
Cumulative translation adjustments                                                                   (12)              40
Unrealized gain on securities, net of tax                                                             96              352
Retained earnings                                                                                  2,672            2,515
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   4,381            4,520
      ------------------------------------------------------------------------------------ ---------------- -----------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    111,522     $    108,840
            ------------------------------------------------------------------------------ ---------------- -----------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  First Quarter Ended
                                                                                                       March 31,
                                                                                           ----------------------------------
(In millions)                                                                                   1997              1996
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                              $        204     $         96
ADJUSTMENTS TO NET INCOME
   Depreciation and amortization                                                                     21               23
   Net realized capital gains                                                                       (37)             (19)
   Change in receivables, payables and accruals                                                    (212)            (209)
   Accrued and deferred taxes                                                                        89               (2)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                      454              191
   Increase in deferred policy acquisition costs                                                   (182)            (121)
   (Increase) decrease in reinsurance recoverables and other related assets                        (268)             281
   Other, net                                                                                       467              308
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                         536              548
------------------------------------------------------------------------------------------ ---------------- -----------------
INVESTING ACTIVITIES
   Purchase of investments                                                                       (9,873)         (10,028)
   Sale of investments                                                                            2,957            3,984
   Maturity of investments                                                                        6,144            5,373
   Additions to plant, property and equipment                                                       (13)             (12)
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH USED FOR INVESTING ACTIVITIES                                                           (785)            (683)
------------------------------------------------------------------------------------------ ---------------- -----------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                             637             (481)
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures
                                                                                                     --              484
   Dividends paid                                                                                   (48)              --
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                              (316)             191
   Other, net                                                                                        12               --
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH PROVIDED BY FINANCING ACTIVITIES                                                         285              194
------------------------------------------------------------------------------------------ ---------------- -----------------
   Foreign exchange rate effect on cash                                                              (2)               1
------------------------------------------------------------------------------------------ ---------------- -----------------
   Increase in cash                                                                                  34               60
   Cash - beginning of period                                                                       112               95
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH - END OF PERIOD                                                                 $        146     $        155
------------------------------------------------------------------------------------------ -- ------------- -- --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE PERIOD FOR:
Income taxes                                                                               $        (70)    $        (23)
Interest                                                                                   $         40     $         34



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE ABOVE STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)



--------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

(A)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. ("The Hartford" or the "Company", formerly ITT Hartford Group, Inc.) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 1996 included in The Hartford's 1996 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to current year presentation.

(B)   CHANGES IN ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share calculation.

NOTE 2.  DEBT

During the first quarter of 1997, Hartford Life, Inc. ("HLI"), a wholly-owned subsidiary of The Hartford, entered into a $1.3 billion unsecured short-term credit facility with four banks. At March 31, 1997, there was $1.1 billion outstanding under the facility.

NOTE 3.  HLI INITIAL PUBLIC OFFERING AND SHELF REGISTRATION

On February 10, 1997, HLI filed a registration statement with the Securities and Exchange Commission, as amended on April 24, 1997, relating to an initial public offering of up to 20% of HLI common stock. HLI is the holding company parent of The Hartford's significant life subsidiaries. Management intends to use the proceeds from the offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. Management of The Hartford believes the offering will strengthen the Company's financial position and flexibility. If and when the offering is completed, The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so. The offering is expected to be completed in the second quarter of 1997.

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. Management intends to use the proceeds from any offering for the repayment of debt, including outstanding commercial paper and other third party indebtedness and the satisfaction of other obligations, for working capital, capital expenditures, investments in or loans to subsidiaries and for other general corporate purposes.

NOTE 4.  CONTINGENCIES

(A)   LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial position, results of operations or cash flows of The Hartford.

(B)   ENVIRONMENTAL AND ASBESTOS CLAIMS

Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of March 31, 1997, compared with December 31, 1996, and its results of operations for the first quarter ended March 31, 1997 compared with the equivalent 1996 period. This discussion should be read in conjunction with the MD&A included in The Hartford's 1996 Form 10-K Annual Report.

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon The Hartford. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including those described with the forward-looking statements herein.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations:  Operating Summary          7
North American Property & Casualty                              8
Life                                                            9
International                                                   9
Other Operations                                               10
Environmental and Asbestos Claims                              10
Investments                                                    12
Capital Resources and Liquidity                                15

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                       FIRST QUARTER ENDED
                                                                                                             MARCH 31,
                                                                                                     ---------------------------
                                                                                                         1997          1996
                                                                                                     ------------- -------------
                                                                                                             (Unaudited)
TOTAL REVENUES                                                                                      $    3,118    $     3,278
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          $      204    $        96
Less:  Net realized capital gains, after-tax                                                                25             12
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                       $      179    $        84
--------------------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter ended March 31, 1997 decreased $160 million, or 5%, from the first quarter of 1996, primarily due to a decrease in premiums from leveraged corporate-owned life insurance ("COLI") as a result of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996") which phases out the deductibility of interest on policy loans under leveraged COLI by 1998. Excluding COLI, revenues increased $205, or 7%, due primarily to an increase in premiums and other considerations resulting from strong group disability sales, higher fees earned due to the growing block of separate account assets, growth in Reinsurance operations and AARP (American Association of Retired Persons) personal lines as well as new business attributable to a recent agreement with Nationwide Building Society. Higher net investment income and net realized capital gains also contributed to the increase.

Net income, excluding the impact of net realized capital gains, after-tax, was $179 compared with $84 for the first quarter of 1996. The Hartford defines this presentation as "core earnings", after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, certain other items and allocated Distribution items (as defined in The Hartford's 1996 Form 10-K Annual Report). Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing lines of business in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

The  increase  in  core  earnings  of  $95,  or  113%,   was  due  primarily  to
significantly lower catastrophe and severe winter storm losses totaling $16 after-tax for the first quarter ended March 31, 1997, compared to $77 after-tax for the first quarter of 1996. Excluding the impact of these losses, core earnings for the period increased $34, or 21% to $195 over the first quarter of the prior year. This improvement was driven by premium growth in AARP and Agency personal lines, increased property & casualty investment income, growth in earnings on Life annuities, the reduction of incurred environmental and asbestos losses and the reduction of losses in the Guaranteed Investment Contract division.

The effective tax rate for the first quarter ended March 31, 1997 was 26% compared to 16% for the comparable period in 1996. This change was largely due to tax benefits generated at the 35% Federal tax rate resulting from increased underwriting losses for the period ended March 31, 1996 compared to the same period in 1997. Also, tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford's reporting segments, which reflect the management structure of the Company, consist of North American Property & Casualty, Life, International and Other Operations.


Below is a summary of core earnings by segment.

                                                                                                        FIRST QUARTER ENDED
                                                                                                             MARCH 31,
                                                                                                     ---------------------------
                                                                                                         1997          1996
                                                                                                     ------------- -------------
                                                                                                             (Unaudited)
North American Property & Casualty                                                                  $      104    $        26
Life                                                                                                        62             39
International                                                                                               14             21
Other Operations                                                                                            (1)            (2)
--------------------------------------------------------------------------------------------------------------------------------
   CORE EARNINGS                                                                                    $      179    $        84
--------------------------------------------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results. Specific topics such as environmental and asbestos reserves and investment results are discussed separately following the segment overviews.

--------------------------------------------------------------------------------
NORTH AMERICAN PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                       FIRST QUARTER ENDED
                                                                                                             MARCH 31,
                                                                                                     ---------------------------
                                                                                                         1997          1996
                                                                                                     ------------- -------------
                                                                                                            (Unaudited)
TOTAL REVENUES                                                                                      $    1,605    $     1,553
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME/CORE EARNINGS                                                                            $      104    $        26
--------------------------------------------------------------------------------------------------------------------------------

Core earnings for the North American Property & Casualty segment were $104 for the first quarter ended March 31, 1997, an increase of $78, or 300%, from the comparable period in 1996. This improvement was primarily due to a $77 decrease in after-tax underwriting loss. Additionally, increased after-tax net investment income was offset by higher service costs and lower service fee income from involuntary pool servicing contracts. (For an analysis of net investment income, see the Investments section.)

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment:

                                          FIRST QUARTER ENDED
                                               MARCH 31,
                                     ------------------------------
                                          1997          1996
                                     -----------------------------
                                             (Unaudited)
Written premiums                      $    1,488     $    1,457
Underwriting results, before-tax      $      (20)    $     (140)
Combined ratio [1]                         100.7          109.1
-------------------------------------------------------------------
[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

The North American Property & Casualty segment's written premiums increased 2% for the first quarter ended March 31, 1997 compared to the equivalent prior year period. Solid premium growth in Reinsurance operations (11%) and AARP personal lines (7%) was partially offset by a 6% decrease in Agency personal lines. Commercial Insurance Operations premium growth was flat for the first quarter ended March 31, 1997 compared to the prior year's first quarter.

Underwriting results, before-tax, for the first quarter ended March 31, 1997 improved $120 over the comparable prior year period, resulting in an 8.4 point improvement in the combined ratio. Of this improvement, $95 (or 6.8 points of combined ratio) resulted from significantly lower catastrophe and severe winter storm losses compared to those incurred in the harsh winter of 1996. The remaining $25, or 1.6 point, underwriting improvement is primarily due to strong performance in the automobile and homeowners' personal lines, particularly policies sold to AARP members, and the reduction of incurred environmental and asbestos losses as a result of the charge taken in the third quarter of 1996 upon completion of the Company's environmental and asbestos database study (for further discussion see Environmental and Asbestos Claims section).

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                        FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                     ---------------------------
                                                                                                          1997          1996
                                                                                                     ------------- -------------
                                                                                                             (Unaudited)
TOTAL REVENUES                                                                                      $    1,055    $     1,303
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          $       63    $        39
Less:  Net realized capital gains, after-tax                                                                 1             --
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                       $       62    $        39
--------------------------------------------------------------------------------------------------------------------------------

The Life segment operates in four principal divisions: Annuity, Individual Life Insurance, Employee Benefits and Guaranteed Investment Contracts. The Life segment also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business divisions.

The Annuity division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this segment reflects the diverse nature of the market. These include individual variable annuities, fixed market value adjustment (MVA) annuities, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, investment management contracts and mutual funds. The Guaranteed Investment Contracts division consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes Closed Book GRC. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts division in the future. For a description of principal products in the Individual Life Insurance and Employee Benefits divisions, see The Hartford's 1996 Form 10-K Annual Report. Revenues decreased $248, or 19%, for in the first quarter ended March 31, 1997 compared to the first quarter of 1996. A decrease in revenues from COLI of $365, primarily due to significantly less premiums from leveraged COLI resulting from the HIPA Act of 1996, was the primary cause of the decrease in revenues. Partially offsetting the decrease in COLI was a $79 increase, which resulted from higher sales and renewals on a growing block of group disability business in the Group Insurance Operation, and a $47 increase primarily due to higher fee income on individual variable annuity account values in the Annuity division.

Core earnings increased $23, or 59%, in the first quarter of 1997 compared to the first quarter of 1996 due to growth in the Annuity, Individual Life Insurance and Employee Benefits operations of 30%, 22% and 13%, respectively, and the reduction of losses in the Guaranteed Investment Contracts division as a result of the actions taken in the third quarter of 1996, partially offset by higher unallocated expenses in the Corporate Operation, primarily due to a $5 increase in interest expense to $16 in the first quarter of 1997 from $11 in the first quarter of 1996. This increase was primarily related to increased indebtedness in connection with the announced initial public offering of up to 20% of HLI common stock. (For additional information, see Capital Resources and Liquidity section under "HLI Initial Public Offering and Shelf Registration".)

--------------------------------------------------------------------------------
INTERNATIONAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                       FIRST QUARTER ENDED
                                                                                                             MARCH 31,
                                                                                                     ---------------------------
                                                                                                         1997          1996
                                                                                                     ------------- -------------
                                                                                                            (Unaudited)
TOTAL REVENUES                                                                                      $      417    $       385
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          $       36    $        33
Less:  Net realized capital gains, after-tax                                                                22             12
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                       $       14    $        21
--------------------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter ended March 31, 1997 increased $32, or 8%, over the comparable period in 1996 due primarily to new business attributable to a recent agreement with Nationwide Building Society at ITT London & Edinburgh in the United Kingdom to exclusively underwrite its homeowners business and higher net realized capital gains. (For an analysis of net realized capital gains, see the Investments section.) Exchange impacts on revenues in the first quarter were negligible.

Core earnings in the International segment decreased $7, or 33%, for the first quarter ended March 31, 1997 compared to the same period in 1996. An $8, or 57%, decrease in core earnings at ITT London & Edinburgh, due primarily to soft market conditions in the motor line and adverse prior year loss reserve developments, was partially offset by an increase at Zwolsche Algemeene. Foreign exchange had a negligible impact on core earnings.

--------------------------------------------------------------------------------
OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                       FIRST QUARTER ENDED
                                                                                                             MARCH 31,
                                                                                                     ---------------------------
                                                                                                         1997          1996
                                                                                                     ------------- -------------
                                                                                                             (Unaudited)
TOTAL REVENUES                                                                                      $      41     $       37
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                                   $       1     $       (2)
Less:  Net realized capital gains, after-tax                                                                2             --
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                       $      (1)    $       (2)
--------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business. These operations primarily include First State Insurance Company and its subsidiaries, Fencourt Reinsurance Company, Ltd. and Excess Insurance Company Limited, which has been reclassified from ITT London & Edinburgh in the International segment for all periods presented. The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

Total revenues of $41 for the first quarter ended March 31, 1997 increased $4, or 11%, compared to the same period in 1996. This increase was due primarily to a $3 increase in net realized capital gains as discussed in the Investments section. Core earnings for the first quarter ended March 31, 1997 were essentially flat compared to the prior year first quarter.

--------------------------------------------------------------------------------
ENVIRONMENTAL AND ASBESTOS CLAIMS
--------------------------------------------------------------------------------

The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect the North American Property & Casualty, International and Other Operations segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was conducted in 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford adjusting its environmental and asbestos liabilities in the third quarter of 1996. (For additional information, see The Hartford's 1996 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 1997 and the year ended December 31, 1996, was as follows (net of reinsurance):

                                                 ENVIRONMENTAL AND ASBESTOS CLAIMS
                                                CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                         FIRST QUARTER ENDED                          YEAR ENDED
                                                           MARCH 31, 1997                          DECEMBER 31, 1996
                                               ---------------------------------------- ----------------------------------------
                                                             (Unaudited)
                                                Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                               ---------------- ----------- ----------- ---------------- ----------- -----------
Beginning liability                            $      1,439     $    717    $    2,156  $        926      $    410   $   1,336
Claims and claim adjustment expenses incurred             1            2             3           603           322         925
Claims and claim adjustment expenses paid               (27)          (7)          (34)         (124)          (35)       (159)
Other [1]                                                --           --            --            34            20          54
--------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [1] [2]                       $      1,413     $    712    $    2,125  $      1,439      $    717   $   2,156
--------------------------------------------------------------------------------------------------------------------------------

[1] The 1996 ending liability includes reclassifications of reserves that were not previously identified as environmental and asbestos.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,912 and $1,972 for March 31, 1997 and December 31, 1996, respectively. Gross of reinsurance, as of March 31, 1997 and December 31, 1996 reserves for environmental and asbestos were $2,280 and $1,757 and $2,342 and $1,786, respectively.


The Hartford believes that the environmental and asbestos reserves reported at March 31, 1997 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International, and Other Operations. The investment portfolios for these operations are managed based on the underlying characteristics and nature of their respective liabilities.

The ratings referenced in the fixed maturities by credit quality tables are based on the Standard & Poor's system or the equivalent rating of another nationally recognized rating organization or, if not rated, are internal ratings assigned by the Company based on the Company's internal analysis of such securities.

Please refer to The Hartford's 1996 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $13.6 billion at March 31, 1997 and were comprised primarily of fixed maturities of $12 billion and other investments of $1.6 billion, primarily equity securities. The table below summarizes fixed maturity holdings by type.


                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
------------------------- ------------------- -------------------
                             (Unaudited)
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
------------------------- ---------- -------- ---------- --------

Corporate                  $2,136     17.7%    $2,160     19.1%
CMO                           575      4.8%       655      5.8%
Municipal-tax-exempt        6,940     57.7%     7,123     63.2%
Gov't/Gov't agencies-U.S.      28      0.2%        15      0.1%
Asset backed securities
  ("ABS")                     251      2.1%       206      1.8%
Gov't/Gov't agencies-For.     302      2.5%       279      2.5%
MBS-agency                    205      1.7%       213      1.9%
Commercial MBS                190      1.6%       107      0.9%
Municipal-taxable              63      0.5%        68      0.6%
Redeemable pref'd stock        46      0.4%        47      0.4%
Short-term                  1,294     10.8%       419      3.7%
------------------------- ---------- -------- ---------- --------
  TOTAL FIXED MATURITIES  $12,030    100.0%   $11,292    100.0%
------------------------- ---------- -------- ---------- --------

The significant increase in short-term holdings is due to the investment of the proceeds from the sale of Quarterly Income Preferred Securities. The Company plans to reinvest these into long-term securities.

This segment maintains a high quality fixed maturity portfolio. At March 31, 1997, approximately 95% of the fixed maturity portfolio was invested in investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.


               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
-------------------------- ------------------- ------------------
                              (Unaudited)
                             FAIR                FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

 AAA                        $4,317    35.9%    $4,296     38.0%
 AA                          2,390    19.8%     2,538     22.5%
 A                           1,775    14.7%     1,683     14.9%
 BBB                           803     6.7%       799      7.1%
 Gov't                         673     5.6%       720      6.4%
 BB & below                    540     4.5%       581      5.1%
 Not rated                     238     2.0%       256      2.3%
 Short-term                  1,294    10.8%       419      3.7%
-------------------------- --------- -------- ---------- --------
   TOTAL FIXED MATURITIES  $12,030   100.0%   $11,292    100.0%
-------------------------- --------- -------- ---------- --------

The taxable equivalent duration of the March 31, 1997 fixed maturity portfolio was 4.9 years compared to 5.0 years at December 31, 1996. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments. The notional amount of derivatives was $125 and $1 as of March 31, 1997 and December 31, 1996, respectively.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(Unaudited)                                     1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                                    $177      $161
Net investment income,
  after-tax [1]                                 $143      $127
Yield on average invested
   assets, before-tax [2]                       5.5%      5.6%
Yield on average invested
   assets, after-tax [1] [2]                    4.5%      4.4%
-----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1997, net investment income was $177 compared to $161 in 1996, an increase of 10%. Before-tax yields on average invested assets decreased to 5.5% as of March 31, 1997 from 5.6% in 1996. The after-tax yield increased to 4.5% as of March 31, 1997 from 4.4% in 1996. The increase in net investment income was primarily due to an increase in invested assets from operating cash flow and investment of the proceeds from the sale of Quarterly Income Preferred Securities. The decrease in before-tax yields and increase in after-tax yields is the result of a portfolio rebalancing which occurred in 1996. The rebalancing shifted assets from taxables to longer duration and higher yielding tax-exempt bonds.

Net realized capital gains of $24, primarily generated from opportunities in a strong equity market, were offset by $24 of real estate writedowns.

LIFE

Invested assets, excluding separate accounts, totaled $19.6 billion at March 31, 1997 and were comprised of $15.6 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $286. Policy loans, which carry a weighted-average interest rate of 10.7%, as of March 31, 1997 are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The table below summarizes fixed maturity holdings by type.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
-------------------------- ------------------- ------------------
                              (Unaudited)
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Corporate                   $7,695    49.5%    $7,587     48.3%
CMO                          1,720    11.1%     2,150     13.7%
Gov't/Gov't agencies-U.S.      257     1.7%       355      2.2%
ABS                          2,742    17.6%     2,693     17.1%
Gov't/Gov't agencies-For.      224     1.4%       395      2.5%
MBS-agency                     378     2.4%       402      2.6%
Commercial MBS               1,273     8.2%     1,098      7.0%
Municipal-taxable              383     2.5%       266      1.7%
Short-term                     878     5.6%       765      4.9%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES   $15,550   100.0%   $15,711    100.0%
-------------------------- --------- -------- ---------- --------

The Life segment continued to maintain a high quality fixed maturity portfolio. As of March 31, 1997, approximately 99% of the fixed maturity portfolio was invested in investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.

                 FIXED MATURITIES BY CREDIT QUALITY
-------------------------------------------------------------------
                            MARCH 31, 1997     DECEMBER 31, 1996
------------------------- -------------------- --------------------
                              (Unaudited)
                             FAIR                 FAIR
  CREDIT QUALITY            VALUE    PERCENT     VALUE   PERCENT
------------------------- --------- ---------- --------- ---------

 AAA                       $4,432    28.5%      $4,695     29.9%
 AA                         1,848    11.9%       1,902     12.1%
 A                          5,498    35.4%       5,366     34.2%
 BBB                        2,610    16.8%       2,581     16.4%
 Gov't                        242     1.5%         353      2.2%
 BB & below                    42     0.3%          49      0.3%
 Short-term                   878     5.6%         765      4.9%
------------------------- --------- ---------- --------- ---------
  TOTAL FIXED MATURITIES  $15,550    100.0%    $15,711    100.0%
------------------------- --------- ---------- --------- ---------

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(Unaudited)                                     1997      1996
-----------------------------------------------------------------
Net investment income,
   before-tax                                   $375      $363
Yield on average
  invested assets, before-tax [1]               7.6%      7.1%
Net realized capital gains,
  before-tax                                    $1         --
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).


For the quarter ended March 31, 1997, net investment income totaled $375 compared to $363 in 1996, an increase of 3%. Yields on average invested assets increased to 7.6% as of March 31, 1997 from 7.1% in 1996. The increase in net investment income and yields were primarily attributable to the repositioning of the Closed Book GRC portfolio, including the sale of certain lower yielding securities whose proceeds were reinvested at substantially higher rates.

There were net realized capital gains of $1 for the first quarter ended March 31, 1997.

ASSET AND LIABILITY MANAGEMENT STRATEGIES

The Life segment employs several risk management tools to quantify and manage interest rate risk arising from its investments and fixed rate liabilities. Management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund obligations to policyholders and contractholders, hedging against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the segment employs a variety of derivative financial instruments, including swaps, caps, floors, forwards and exchange-traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $10.3 billion at March 31, 1997 ($7.8 billion related to life insurance investments and $2.5 billion related to life insurance liabilities) and $10.9 billion at December 31, 1996 ($8.3 billion related to life insurance investments and $2.6 billion related to life insurance liabilities). Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio.

INTERNATIONAL

Invested assets, excluding separate accounts, totaled $2.6 billion at March 31, 1997 and were comprised of fixed maturities of $2.1 billion and other investments of $467, primarily equity securities. The table below summarizes fixed maturity holdings by type.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
------------------------- ------------------- -------------------
                             (Unaudited)
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Corporate                     $445    21.0%      $401     18.3%
Gov't/Gov't agencies-U.S.       57     2.7%        29      1.3%
Gov't/Gov't agencies-For.    1,039    49.1%     1,384     63.1%
Short-term                     577    27.2%       379     17.3%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES    $2,118   100.0%    $2,193    100.0%
-------------------------- --------- -------- ---------- --------

As of March 31, 1997, the fixed maturity portfolio consisted of 100% investment grade securities with no security rated lower than A. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk. The table below summarizes fixed maturity holdings by credit quality.

               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
-------------------------- ------------------- -------------------
                             (Unaudited)
                             FAIR                FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
--------------------------- --------- --------- --------- --------
 AAA                        $1,403     66.3%    $1,750     79.8%
 AA                            134      6.3%        60      2.7%
 A                               4      0.2%         4      0.2%
 Short-term                    577     27.2%       379     17.3%
-------------------------- --------- --------- --------- --------
  TOTAL FIXED MATURITIES    $2,118    100.0%    $2,193    100.0%
-------------------------- --------- --------- --------- --------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(Unaudited)                                     1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                                     $41       $43
Yield on average
  invested assets, before-tax [1]               6.4%      7.2%
Net realized capital
  gains, before-tax                              $33       $19
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1997, net investment income totaled $41 compared to $43 in 1996, a decrease of 5%. Yields on average invested assets decreased to 6.4% as of March 31, 1997 from 7.2% in 1996. The decrease in net investment income and yields was primarily due to special dividends received on certain utility equity securities owned in 1996 which generated additional investment income.

Net realized capital gains increased 74% to $33 in March 31, 1997 from $19 in 1996, primarily the result of opportunities in a strong equity market.


OTHER OPERATIONS

Invested assets were $2.2 billion at March 31, 1997 and were mostly comprised of fixed maturities. The table below summarizes fixed maturity holdings by type.



                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
------------------------- ------------------- -------------------
                             (Unaudited)
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Corporate                   $1,427     65.1%   $1,458      64.7%
CMO                             36      1.6%       40       1.8%
Gov't/Gov't agencies-U.S.      129      5.9%      141       6.2%
ABS                            111      5.1%      148       6.6%
Gov't/Gov't agencies-For.       74      3.4%       72       3.2%
MBS-agency                      35      1.6%       36       1.6%
Commercial MBS                 102      4.7%       88       3.9%
Municipal-taxable               59      2.7%       22       1.0%
Short-term                     218      9.9%      248      11.0%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES    $2,191    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

Other Operations maintains a greater than 99% investment grade fixed maturity portfolio. The table below summarizes fixed maturity holdings by credit quality.

               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                            MARCH 31, 1997    DECEMBER 31, 1996
------------------------- ------------------- -------------------
                             (Unaudited)
                             FAIR                FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

 AAA                          $232     10.6%     $253      11.2%
 AA                            347     15.8%      365      16.2%
 A                           1,095     50.0%    1,093      48.5%
 BBB                            93      4.3%       78       3.5%
 Gov't                         202      9.2%      216       9.6%
 Not rated                       4      0.2%       --       --
 Short-term                    218      9.9%      248      11.0%
-------------------------- --------- -------- ---------- --------
   TOTAL FIXED MATURITIES   $2,191    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

INVESTMENT RESULTS

The table below summarizes Other Operations results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(Unaudited)                                     1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                                     $36       $36
Yield on average
  invested assets, before-tax [1]                6.5%      6.3%
Net realized capital
  gains, before-tax                               $3         --
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1997, net investment income and yields on average invested assets were essentially flat compared to the comparative period in 1996.

There was $3 of net realized capital gains for the quarter ended March 31, 1997 due primarily as a result of portfolio rebalancing.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity, summarized as follows:

                                                                                        MARCH 31, 1997     DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Short-term debt                                                                     $        1,137       $           500
Long-term debt                                                                               1,025                 1,032
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures (QUIPS)                               1,000                 1,000
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                   $        3,162       $         2,532
       ------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                          $        4,285       $         4,168
Unrealized gain on securities, net of tax                                                       96                   352
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                   $        4,381       $         4,520
       ------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN ON SECURITIES, NET OF TAX     $        7,447       $         6,700
       ------------------------------------------------------------------------------------------------------------------------
Debt to equity excluding unrealized gain on securities, net of tax                              74%                   61%
Debt to capitalization excluding unrealized gain on securities, net of tax                      42%                   38%
-------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain, on securities, net of tax, increased by $747 as of March 31, 1997 compared to December 31, 1996. This change primarily was the result of earnings of $204 and additional net borrowings totaling $630, partially offset by dividends declared of $47 on The Hartford common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) increased at March 31, 1997 as compared to December 31, 1996 primarily as a result of the debt entered into by HLI as described below. Upon completion of the initial public offering and the shelf registration of HLI, management expects these ratios to approximate previous levels.

DEBT

On February 10, 1997, HLI entered into a $1.3 billion unsecured short-term credit facility with four banks. At March 31, 1997, there was $1.1 billion outstanding under the facility. The Hartford used the proceeds of these additional borrowings to fund the insurance operations of its subsidiaries and partially repay outstanding commercial paper.

HLI INITIAL PUBLIC OFFERING AND SHELF REGISTRATION

On February 10, 1997, HLI filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of up to 20% of HLI common stock. HLI is the holding company parent of The Hartford's significant life subsidiaries. Management intends to use the proceeds from the offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. Management of The Hartford believes the offering will strengthen the Company's financial position and flexibility. If and when the offering is completed, The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so. The offering is expected to be completed in the second quarter of 1997.

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. Management intends to use the proceeds from any offering for the repayment of debt, including outstanding commercial paper and other third party indebtedness and the satisfaction of other obligations, for working capital, capital expenditures, investments in or loans to subsidiaries and for other general corporate purposes.

DIVIDENDS

On February 27, 1997, The Hartford declared a dividend on its common stock of $0.40 per share payable on April 1, 1997 to all shareholders of record as of March 10, 1997.


CASH FLOWS
                                        FIRST QUARTER ENDED
                                             MARCH 31,
                                    ----------------------------
                                        1997          1996
----------------------------------------------------------------
                                            (Unaudited)
Cash provided by operating           $             $
   activities                               536           548
Cash used for investing activities   $     (785)   $     (683)
Cash provided by financing           $             $
   activities                               285           194
Cash - end of period                 $      146    $      155
----------------------------------------------------------------

During the first quarter of 1997, cash provided by operating activities decreased $12 from the prior period. The changes in cash provided by financing activities and used for investing activities between periods were primarily due to increased borrowing activity partially offset by dividends paid and declines in investment-type contracts written in the Life segment coupled with increases in investment-type contract maturities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial position, results of operations or cash flow of The Hartford.

The Hartford is involved in claim litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed in the MD&A under the Environmental and Asbestos Claims section, The Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, reserving methodologies and reinsurance coverages.


ITEM 5.  OTHER INFORMATION

On May 2, 1997, the Company's shareholders voted at the Company's Annual Meeting to change the Company's legal name from ITT Hartford Group, Inc. to The Hartford Financial Services Group, Inc. The Company's New York Stock Exchange trading symbol "HIG" has not been changed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - See Exhibits Index.

(b) On February 14, 1997, The Hartford filed a Form 8-K, reporting under Item 5, Other Events, that Hartford Life, Inc. ("HLI"), an indirect wholly-owned subsidiary of The Hartford, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of up to 20% of HLI common stock.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            The Hartford Financial Services Group, Inc.
                            (Registrant)



                            /s/ James J. Westervelt
                            ------------------------------------------------
                            James J. Westervelt
                            Senior Vice President and Group Controller
                            (Chief Accounting Officer)





MAY 14, 1997

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





EXHIBIT #
---------

 10.01 Credit Agreement dated as of February 10, 1997 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent is incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (Amendment No. 2) of Hartford Life, Inc., filed April 24, 1997 (registration no. 333-21459).

 10.02 The Hartford 1996 Restricted Stock Plan for non-employee directors, as amended, is filed herewith.

 10.03    The Hartford 1995 Incentive Stock Plan, as amended, is filed herewith.

 11.01    Computation of Earnings Per Share is filed herewith.

 12.01    Computation  of Ratios of  Earnings to Fixed  Charges and  Earnings to
          Combined  Fixed  Charges  and  Preferred   Stock  Dividends  is  filed
          herewith.

 27       Financial Data Schedule is filed herewith.

                                                                                                               Exhibit 11.01
                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)

                                                                                                    First Quarter Ended
                                                                                                          March 31,
                                                                                                ------------------------------
                                                                                                    1997            1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)

Net income                                                                                      $       204    $         96

Weighted average common shares outstanding                                                            117.7           117.2

Earnings per share                                                                              $      1.73    $       0.82
------------------------------------------------------------------------------------------------------------------------------


                                                                                                   Exhibit 12.01
                                                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.

 COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                                                          (In millions)




                                                                                        First Quarter Ended
                                                                                              March 31,
                                                                               ----------------------------------
                                                                                        1997             1996
-----------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
EARNINGS
  OPERATING INCOME                                                             $        274      $        114
  ADD:
  FIXED CHARGES
    Interest expense                                                                     45                35
    Interest factor attributable to rentals                                              12                 9
-----------------------------------------------------------------------------------------------------------------
       TOTAL FIXED CHARGES                                                               57                44
-----------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED                                                           $        331      $        158
-----------------------------------------------------------------------------------------------------------------
  RATIOS
    Earnings, as defined, to total fixed charges                                        5.8               3.6
    Earnings, as defined, to combined fixed charges and preferred dividend
      requirements [1]                                                                  5.8               3.6
-----------------------------------------------------------------------------------------------------------------

[1] There were no shares of preferred stock outstanding during the periods included above.