Form 10-Q
period 1997-06-30
ITT HARTFORD GROUP INC /DE
filed 1997-08-14
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997


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


As of July 31, 1997, there were outstanding 118,245,642 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS                                               PAGE
                                                                           ----
Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 1997 and 1996                                                 3

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996            4

Consolidated Statements of Cash Flows - Six Months Ended June 30,
1997 and 1996                                                                5

Notes to Consolidated Financial Statements                                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          7


                  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    17

Signature                                                                   18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                          Second Quarter Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                  --------------------------- --------------------------

(In millions, except for per share data)                              1997          1996         1997          1996
----------------------------------------------------------------- ------------- ------------- ------------ -------------
                                                                              (Unaudited)                 (Unaudited)
REVENUES
  Earned premiums                                                 $    2,468    $    2,403    $    4,920   $    5,059
  Net investment income                                                  638           601         1,267        1,204
  Net realized capital gains                                              36            22            73           41
---- ------------------------------------------------------------ ------------- ------------- ------------ -------------
     TOTAL REVENUES                                                    3,142         3,026         6,260        6,304
     ------------------------------------------------------------ ------------- ------------- ------------ -------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                       1,928         2,042         3,886        4,083
  Amortization of deferred policy acquisition costs                      477           450           931          861
  Other expenses                                                         462           355           894        1,067
---- ------------------------------------------------------------ ------------- ------------- ------------ -------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                               2,867         2,847         5,711        6,011
     ------------------------------------------------------------ ------------- ------------- ------------ -------------

     OPERATING INCOME                                                    275           179           549          293
  Equity gain on HLI initial public offering                             368            --           368           --
----------------------------------------------------------------- ------------- ------------- ------------ -------------

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                    643           179           917          293
Income tax expense                                                        64            36           134           54
----------------------------------------------------------------- ------------- ------------- ------------ -------------

     INCOME BEFORE MINORITY INTEREST                                     579           143           783          239
Minority interest in consolidated subsidiary                              (5)           --            (5)          --
----------------------------------------------------------------- ------------- ------------- ------------ -------------

     NET INCOME                                                   $      574    $      143    $     778    $      239
     ------------------------------------------------------------ ------------- ------------- ------------ -------------

EARNINGS PER SHARE                                                $     4.86    $     1.22    $     6.60   $     2.04
CASH DIVIDENDS DECLARED PER SHARE                                 $     0.40    $     0.40    $     0.80   $     0.80
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             118.0         117.2         117.8        117.2
----------------------------------------------------------------- ------------- ------------- ------------ -------------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,        December 31,
(In millions, except for share data)                                                            1997              1996
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                             (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $33,339 and $31,178)                                                                   $      33,658     $     31,449
   Equity securities, available for sale, at fair value (cost of $1,591 and $1,581)                2,072            1,865
   Policy loans, at outstanding balance                                                            3,757            3,839
   Other investments, at cost                                                                        466              486
------------------------------------------------------------------------------------------ ---------------- -----------------
      Total investments                                                                           39,953           37,639
   Cash                                                                                              135              112
   Premiums receivable and agents' balances                                                        2,009            1,797
   Reinsurance recoverables                                                                       11,249           11,229
   Deferred policy acquisition costs                                                               3,816            3,535
   Deferred income tax                                                                             1,392            1,480
   Other assets                                                                                    2,688            2,596
   Separate account assets                                                                        59,875           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL ASSETS                                                                         $     121,117     $    108,840
      ------------------------------------------------------------------------------------ -- ------------- --- -------------

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                $      18,552     $     18,303
      Life                                                                                         4,678            4,371
   Other policy claims and benefits payable                                                       21,377           22,220
   Unearned premiums                                                                               2,959            2,797
   Short-term debt                                                                                    88              500
   Long-term debt                                                                                  1,682            1,032
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely parent junior subordinated debentures                                           1,000            1,000
   Other liabilities                                                                               5,225            3,645
   Separate account liabilities                                                                   59,875           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL LIABILITIES                                                                          115,436          104,320
      ------------------------------------------------------------------------------------ ---------------- -----------------

   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                      324                --

STOCKHOLDERS' EQUITY
   Common stock - authorized 200,000,000, issued 119,865,713 and
    119,194,412 shares, par value $0.01                                                                1                1
   Capital surplus                                                                                 1,664            1,642
   Retained earnings                                                                               3,199            2,515
   Treasury stock - 1,638,000 shares                                                                 (30)             (30)
   Cumulative translation adjustments                                                                 (4)              40
   Unrealized gain on securities, net of tax                                                         527              352
----- ------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   5,357            4,520
      ------------------------------------------------------------------------------------ ---------------- -----------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     121,117     $     108,840
            ------------------------------------------------------------------------------ -- ------------- --- -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                           ----------------------------------
(In millions)                                                                                   1997              1996
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                              $        778     $        239
ADJUSTMENTS TO NET INCOME
   Depreciation and amortization                                                                     38               39
   Net realized capital gains                                                                       (73)             (41)
   Equity gain on HLI initial public offering                                                      (368)              --
   Change in receivables, payables and accruals                                                    (176)            (217)
   Accrued and deferred taxes                                                                       146             (163)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                      635              216
   Increase in deferred policy acquisition costs                                                   (294)            (311)
   (Increase) decrease in reinsurance recoverables and other related assets                        (179)             310
   Minority interest in consolidated subsidiary                                                       5               --
   Other, net                                                                                       330              283
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                         842              355
------------------------------------------------------------------------------------------ ---------------- -----------------
INVESTING ACTIVITIES
   Purchase of investments                                                                      (23,539)         (19,641)
   Sale of investments                                                                            7,568            8,977
   Maturity of investments                                                                       14,597           10,468
   Additions to plant, property and equipment                                                       (28)             (28)
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH USED FOR INVESTING ACTIVITIES                                                         (1,402)            (224)
------------------------------------------------------------------------------------------ ---------------- -----------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                            (412)            (386)
   Long-term debt, net                                                                              650               --
   Net proceeds  from  issuance  of  company  obligated  mandatorily  redeemable preferred  securities of  subsidiary  trusts  holding  solely parent junior subordinated debentures
                                                                                                     --              484
   Dividends paid                                                                                   (95)             (47)
   Net disbursements for investment and universal life-type contracts charged from
     policyholder accounts                                                                         (265)            (128)
   Net proceeds from sale of minority interest in subsidiary                                        687               --
   Other, net                                                                                        22                5
------------------------------------------------------------------------------------------ ---------------- -----------------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              587              (72)
------------------------------------------------------------------------------------------ ---------------- -----------------
   Foreign exchange rate effect on cash                                                              (4)               2
------------------------------------------------------------------------------------------ ---------------- -----------------
   Increase in cash                                                                                  23               61
   Cash - beginning of period                                                                       112               95
========================================================================================== ================ =================
      CASH - END OF PERIOD                                                                 $        135     $        156
------------------------------------------------------------------------------------------ -- ------------- -- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE PERIOD FOR:
Income taxes                                                                               $        (57)    $        163
Interest                                                                                   $        116     $         70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

(A)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. ("The Hartford" or the "Company", formerly ITT Hartford Group, Inc.) have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 1996 included in The Hartford's 1996 Form 10-K Annual Report.

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

NOTE 2.  THE OFFERING

On February 10, 1997, Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement with the Securities and Exchange Commission, as amended, relating to the initial public offering of HLI class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represent approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's class A and class B common stock. The Hartford owns all of the 114 million outstanding shares of class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's class A and class B common stock. Holders of class A common stock generally have identical rights to the holders of class B common stock except that the holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. Management used or will use the proceeds from the Offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

NOTE 3.  DEBT

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. On June 17, 1997, HLI issued and sold $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. HLI also issued $50 of short-term debt in the form of commercial paper. HLI used the proceeds from these issuances for the repayment of short-term debt and for other general corporate purposes.

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances (discussed above), and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of June 30, 1997, compared with December 31, 1996, and its results of operations for the second quarter and six months ended June 30, 1997 compared with the equivalent 1996 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1996 Form 10-K Annual Report.

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

================================================================================
INDEX
================================================================================
Consolidated Results of Operations:  Operating Summary           7
North American Property & Casualty                               8
Life                                                             9
International                                                   10
Other Operations and Minority Interest                          10
Environmental and Asbestos Claims                               10
Investments                                                     12
Capital Resources and Liquidity                                 15

================================================================================
CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY
================================================================================


OPERATING SUMMARY                                                        SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
TOTAL REVENUES                                                       $    3,142     $    3,026     $    6,260     $     6,304
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $      574     $      143     $      778     $       239
Less:  Net realized capital gains, after-tax                                 24             16             49              28
       Equity gain on HLI initial public offering                           368             --            368             --
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                        $      182     $      127     $      361     $       211
--------------------------------------------------------------------------------------------------------------------------------

Revenues for the second quarter ended June 30, 1997 increased $116, or 4%, from the second quarter of 1996 and decreased $44, or 1%, for the first six months of 1997 compared to the same prior year period. Excluding corporate-owned life insurance ("COLI") premiums, which decreased as a result of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibility of interest on policy loans under leveraged COLI by 1998, revenues increased $182, or 6%, and $387, or 7%, respectively, for the second quarter and six months ended June 30, 1997. The increase for both periods was due primarily to higher fees earned due to growth in individual variable annuity account values, an increase in premiums and other considerations resulting from strong group disability sales, growth in Reinsurance operations and AARP (American Association of Retired Persons) personal lines as well as new business attributable to a recent agreement with Nationwide Building Society in the United Kingdom. Higher net investment income and net realized capital gains also contributed to the increase.

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (as defined in The Hartford's 1996 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing lines of business in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Net income, excluding the impact of net realized capital gains, after-tax, and a $368 equity gain resulting from the the Offering of 18.6% of HLI (for additional information, see Capital Resources and Liquidity section under "The Offering") was $182 and $361 for the second quarter and six months of 1997, respectively, compared with $127 and $211 for the comparable prior year periods. The increase in core earnings of $55, or 43%, for the second quarter and $150, or 71%, for the first six months of 1997 was partially due to significantly lower catastrophe and severe winter storm losses totaling $3 and $19, after-tax, for the second quarter and six months ended June 30, 1997, respectively, compared to $30 and $107, after-tax, for the same periods in 1996. Excluding the impact of these losses, core earnings for the second quarter increased $28, or 18%, to $185 and for the first six months of 1997 increased $62, or 19%, to $380 over the comparable prior year periods. This improvement was driven by premium growth in AARP and Reinsurance operations, increased investment income, growth in earnings on Life annuities, the reduction of incurred environmental and asbestos losses and the reduction of losses in the Guaranteed Investment Contract division.

The effective tax rates for the second quarter and six months ended June 30, 1997, excluding the equity gain in HLI, were 23% and 24%, respectively, compared to 20% and 18% for the comparable periods in 1996. Tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford's reporting segments, which reflect the management structure of the Company, consist of North American Property & Casualty, Life, International and Other Operations and Minority Interest.

Below is a summary of core earnings by segment.



                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
North American Property & Casualty                                   $      100     $       65     $      204     $        91
Life                                                                         74             44            136              83
International                                                                13             20             27              41
Other Operations and Minority Interest                                       (5)            (2)            (6)             (4)
--------------------------------------------------------------------------------------------------------------------------------
   CORE EARNINGS                                                     $      182     $      127     $      361     $       211
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

OPERATING SUMMARY                                                         SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
TOTAL REVENUES                                                       $    1,656     $    1,609     $    3,261     $     3,162
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $      111     $       68     $      215     $        94
Less:  Net realized capital gains, after-tax                                 11              3             11               3
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                        $      100     $       65     $      204     $        91
--------------------------------------------------------------------------------------------------------------------------------

Core earnings for the North American Property & Casualty segment were $100 for the second quarter ended June 30, 1997, an increase of $35, or 54%, from the comparable period in 1996. This improvement was primarily due to a $27 decrease in after-tax underwriting loss. Core earnings increased 124% to $204 for the first six months of 1997 as compared to 1996. Of this $113 increase, $104 was from improved underwriting results due primarily to significantly lower catastrophe and weather-related losses. Additionally, increased after-tax net investment income was partially offset by higher debt service costs. (For an analysis of net investment income, see the Investments section.)

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment:

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
Written premiums                                                     $    1,439     $    1,435     $    2,927     $    2,892
Underwriting results, before-tax                                     $      (40)    $      (80)    $      (60)    $     (220)
Combined ratio [1]                                                        102.7          104.6          101.7          106.8
--------------------------------------------------------------------------------------------------------------------------------

[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

The North American Property & Casualty segment's written premiums were flat for the second quarter and up 1% for the six months ended June 30, 1997 compared to the equivalent prior year periods. Continued solid written premium growth in Reinsurance operations and AARP personal lines was offset by a decrease in Agency Personal lines and a decrease in Commercial Insurance Operations as both of these markets remain intensely competitive.

Underwriting results, before-tax, for the second quarter ended June 30, 1997 improved $40 over the comparable prior year period, resulting in a 1.9 point improvement in the combined ratio primarily due to strong performance in the automobile and homeowners' personal lines. For the six months ended June 30, 1997 underwriting results improved by $160, primarily driven by a $136 (4.8 points of combined ratio) improvement in property catastrophe and other weather-related loss experience. Improvement in both 1997 periods also reflected the reduction of incurred environmental and asbestos losses as a result of the charge taken in the third quarter of 1996 upon completion of the Company's environmental and asbestos database study (for further discussion see Environmental and Asbestos Claims section).

================================================================================
LIFE
================================================================================

OPERATING SUMMARY [1]                                                    SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
TOTAL REVENUES                                                       $    1,042     $      987     $    2,097     $     2,290
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $       73     $       43     $      136     $        82
Less:  Net realized capital losses, after-tax                                (1)            (1)            --              (1)
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                        $       74     $       44     $      136     $        83
--------------------------------------------------------------------------------------------------------------------------------

[1] Life results are presented at 100%. The 18.6% minority interest in HLI is reflected in Other Operations and Minority Interest section.

The Life segment operates in three principal divisions: Annuity, Individual Life Insurance and Employee Benefits. The Life segment also maintains a Guaranteed Investment Contracts division, which is primarily comprised of business written prior to 1995 and a Corporate Operation through which it reports items that are not directly allocable to any of its business divisions.

The Annuity division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this segment reflects the diverse nature of the market. These include individual variable annuities, fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, investment management contracts and mutual funds. The Individual Life division, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life. The Employee Benefits division sells group insurance products, including group life and group disability insurance, and corporate owned life insurance ("COLI") and engages in certain international operations. The Guaranteed Investment Contracts division consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes Closed
Book GRC. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts division in the future.

On May 22, 1997, HLI, the holding company parent of The Hartford's significant life subsidiaries, completed the Offering of 18.6% of its common stock. (For additional information, see Capital Resources and Liquidity section under "The Offering".)

Revenues for the second quarter ended June 30, 1997 increased $55, or 6%, from the second quarter of 1996 and decreased 193, or 8%, for the first six months of 1997 compared to the same prior year period. Excluding COLI premiums, which decreased as a result of the HIPA Act of 1996, which phases out the deductibility of interest on policy loans under leveraged COLI by 1998, revenues increased $121, or 16%, and $238, or 15%, respectively, for the second quarter and six months ended June 30, 1997. The increase for both periods was due primarily to an increase in premiums and other considerations resulting from higher fees earned due to growth in individual variable annuity account values reported in the Annuity division as well as strong group disability sales in the Group Insurance operation of the Employee Benefits division. Additionally, new individual annuity sales were approximately $2.5 billion and $5.1 billion for the second quarter and six months ended June 30, 1997, respectively, similar to sales of $2.7 billion and $4.9 billion, respectively, for the same periods of 1996.

Core earnings increased $30, or 68%, and $53, or 64%, in the second quarter of 1997 and six months ended June 30, 1997, respectively, compared to the prior year periods. This increase was driven by growth in the Annuity, Individual Life Insurance and Employee Benefits operations of 36%, 20% and 20%, respectively, for the second quarter and 33%, 21%, and 17%, respectively, for the six months, and the reduction of losses in the Guaranteed Investment Contracts division as a result of the actions taken in the third quarter of 1996. Partially offsetting the growth in income was an increase in interest expense in the Corporate
Operation as a result of increased indebtedness in conjunction with the Offering. (For additional information, see Capital Resources and Liquidity section under "The Offering".)

================================================================================
INTERNATIONAL
================================================================================

OPERATING SUMMARY                                                        SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
TOTAL REVENUES                                                       $      407     $      386     $      824     $       771
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $       29     $       32     $       65     $        65
Less:  Net realized capital gains, after-tax                                 16             12             38              24
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                        $       13     $       20     $       27     $        41
--------------------------------------------------------------------------------------------------------------------------------

Revenues for the second quarter and six months ended June 30, 1997 increased $21, or 5%, and $53, or 7%, respectively, over the comparable periods in 1996. New business attributable to a recent agreement with Nationwide Building Society at ITT London & Edinburgh, in the United Kingdom, to exclusively underwrite its homeowners business, together with higher net realized capital gains resulted in the increase. (For an analysis of net realized capital gains, see the Investments section.) Foreign exchange impacts on revenues for the second quarter and six months ended June 30, 1997 were negligible.

Core earnings in the International segment for the second quarter and six months ended June 30, 1997 decreased $7, or 35%, and $14, or 34%, respectively, compared to the same periods in 1996. A second quarter decrease of $7, or 54%, and six month decrease of $15, or 56%, in core earnings at ITT London & Edinburgh, due primarily to soft market conditions in the motor line was the primary reason for the decline in segment core earnings. Foreign exchange had a negligible impact on core earnings for the second quarter and six months ended June 30, 1997.


================================================================================
OTHER OPERATIONS AND MINORITY INTEREST
================================================================================

OPERATING SUMMARY                                                        SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                     -------------- -------------- -------------- --------------
                                                                         1997           1996           1997           1996
                                                                     -------------- -------------- -------------- --------------
TOTAL REVENUES                                                       $       37     $       44     $       78     $        81
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $      361     $       --     $      362     $        (2)
Less:  Net realized capital gains (losses), after-tax                        (2)             2             --               2
       Equity gain on HLI initial public offering                           368             --            368              --
--------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                        $       (5)    $       (2)    $       (6)    $        (4)
--------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business. These operations primarily include First State Insurance Company and its subsidiaries as well as Fencourt Reinsurance Company, Ltd. and Excess Insurance Company Limited, which has been reclassified from ITT London & Edinburgh in the International segment for all periods presented. The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985. The equity gain consists of a non-taxable realized gain following the sale of 18.6% of The Hartford's principal Life subsidiary, HLI. (For additional information, see Note 2 in Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

Core earnings includes an 18.6% minority interest in HLI's operating results of $(5) for both 1997 periods presented. (For additional information regarding HLI's results, see the Life section.)

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

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best developed techniques to estimate the Company's environmental and asbestos exposures, a study was conducted in 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford adjusting its environmental and asbestos liabilities in the third quarter of 1996. (For additional information, see The Hartford's 1996 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the six months ended June 30, 1997 and the year ended December 31, 1996, was as follows (net of reinsurance):


                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES


                                                           SIX MONTHS ENDED                            YEAR ENDED
                                                             JUNE 30, 1997                          DECEMBER 31, 1996
                                                ---------------- ----------- ----------- ---------------- ----------- -----------
                                                 Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                ---------------- ----------- ----------- ---------------- ----------- -----------

Beginning liability                             $      1,439     $    717    $    2,156  $        926      $     410  $   1,336
Claims and claim adjustment expenses incurred             --            1             1           603           322         925
Claims and claim adjustment expenses paid                (42)         (12)          (54)         (124)          (35)       (159)
Other [1]                                                 --           --            --            34            20          54
---------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [1] [2]                        $      1,397     $    706    $    2,103  $      1,439      $    717   $   2,156
---------------------------------------------------------------------------------------------------------------------------------

[1] The 1996 ending liability includes reclassifications of reserves that were not previously identified as environmental and asbestos.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,895 and $1,972 for June 30, 1997 and December 31, 1996, respectively. Gross of reinsurance, as of June 30, 1997 and December 31, 1996 reserves for environmental and asbestos were $2,253 and $1,745 and $2,342 and $1,786, respectively.

The Hartford believes that the environmental and asbestos reserves reported at June 30, 1997 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

================================================================================
INVESTMENTS
================================================================================

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International, and Other Operations. The investment portfolios for these segments are managed based on the underlying characteristics and nature of their respective liabilities.

The ratings referenced in the fixed maturities by credit quality tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

Please refer to The Hartford's 1996 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $14.5 billion at June 30, 1997 and were comprised primarily of fixed maturities of $12.8 billion and other investments of $1.7 billion, primarily equity securities.


                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            JUNE 30, 1997     DECEMBER 31, 1996
------------------------- ---------- -------- ---------- --------
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
------------------------- ---------- -------- ---------- --------

Municipal - tax-exempt     $7,186     56.2%    $7,123     63.2%
Corporate                   2,546     19.9%     2,160     19.1%
Short-term                    832      6.5%       419      3.7%
ABS                           518      4.1%       206      1.8%
MBS - agency                  475      3.7%       213      1.9%
CMO                           408      3.2%       655      5.8%
Commercial MBS                333      2.6%       107      0.9%
Gov't/Gov't agencies - For.   321      2.5%       279      2.5%
Municipal - taxable            62      0.5%        68      0.6%
Gov't/Gov't agencies - U.S.    49      0.4%        15      0.1%
Redeemable pref'd stock        47      0.4%        47      0.4%
------------------------- ---------- -------- ---------- --------
  TOTAL FIXED MATURITIES  $12,777    100.0%   $11,292    100.0%
------------------------- ---------- -------- ---------- --------


This segment maintains a high quality fixed maturity portfolio. At June 30, 1997, approximately 95% of the fixed maturity portfolio was invested in investment-grade securities.


               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                             JUNE 30, 1997    DECEMBER 31, 1996
-------------------------- ------------------ -------------------
                             FAIR               FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

 U.S. Gov't/Gov't agencies $   820     6.4%   $   720      6.4%
 AAA                         4,743    37.1%     4,296     38.0%
 AA                          2,619    20.5%     2,714     24.0%
 A                           2,149    16.8%     1,731     15.3%
 BBB                         1,042     8.2%       830      7.4%
 BB & below                    572     4.5%       582      5.2%
 Short-term                    832     6.5%       419      3.7%
-------------------------- --------- -------- ---------- --------
   TOTAL FIXED MATURITIES  $12,777   100.0%   $11,292    100.0%
-------------------------- --------- -------- ---------- --------
The taxable equivalent duration of the June 30, 1997 fixed maturity portfolio was 4.6 years compared to 5.0 years at December 31, 1996. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

The North American Property & Casualty segment uses a minimal amount of derivatives in managing its investments. The notional amount of derivatives was $125 and $1 as of June 30, 1997 and December 31, 1996, respectively.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                            SECOND QUARTER     SIX MONTHS ENDED
                            ENDED JUNE 30,         JUNE 30,
                           ------------------- -------------------
                             1997     1996      1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                 $193      $166     $370      $327
Net investment income,
  after-tax [1]              $154      $132     $297      $259
Yield on average
  invested assets,            5.9%      5.7%     5.6%      5.6%
  before-tax [2]
Yield on average
  invested assets,            4.7%      4.5%     4.5%      4.5%
  after-tax [1] [2]
Net realized capital
  gains, before tax           $17        $4      $17        $4
-----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized six months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1997, before-tax net investment income was $193 compared to $166 in 1996, an increase of 16%, while after-tax net investment income increased 17%. For the six months ended June 30, 1997, before-tax net investment income was $370 compared to $327 in 1996, an increase of 13%, while after-tax net investment income increased 15%. The increase in net investment income for both periods was primarily due to an increase in invested assets as a result of increased operating cash flow, investment of the proceeds from the sale of Quarterly Income Preferred Securities and repayment of allocated advances from HLI, partially offset by the repayment of short-term debt.

For the second quarter ended June 30, 1997, before-tax yields on average invested assets increased to 5.9% from 5.7% in 1996, while the after-tax yields increased to 4.7% from 4.5%. The increase in both before and after-tax yields is the result of a portfolio re-balancing which occurred in 1996. The re-balancing shifted assets from taxable securities to longer duration and higher yielding tax-exempt bonds. For the six months ended June 30, 1997, before and after-tax yields on average invested assets remained unchanged at 5.6% and 4.5%, respectively.

Realized capital gains of $43, primarily generated from opportunities in a strong equity market, were offset by $26 of real estate writedowns for both 1997 periods presented.

LIFE

Invested assets, excluding separate accounts, totaled $20.4 billion at June 30, 1997 and were comprised of $16.3 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $317. Policy loans, which carry a weighted-average interest rate of 10.16% as of June 30, 1997 are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                             JUNE 30, 1997    DECEMBER 31, 1996
-------------------------- ------------------ -------------------
                              FAIR               FAIR
TYPE                         VALUE   PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Corporate                   $7,696    47.3%    $7,587     48.3%
ABS                          3,468    21.3%     2,693     17.1%
Commercial MBS               1,468     9.0%     1,098      7.0%
CMO                          1,136     7.0%     2,150     13.7%
Short-term                   1,022     6.3%       765      4.9%
MBS - agency                   646     3.9%       402      2.6%
Gov't/Gov't agencies - For.    387     2.4%       395      2.5%
Municipal-taxable              252     1.6%       266      1.7%
Gov't/Gov't agencies - U.S.    201     1.2%       355      2.2%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES   $16,276   100.0%   $15,711    100.0%
-------------------------- --------- -------- ---------- --------

During the first six months of 1997, the Company reduced its CMO exposure by 47% with the proceeds redeployed primarily into the asset backed sector. This is consistent with the Company's objective of managing exposure to securities that "underperform" in a falling interest rate environment.

The Life segment continued to maintain a high quality fixed maturities portfolio. As of June 30, 1997, approximately 99% of the fixed maturities portfolio was invested in investment-grade securities.

                 FIXED MATURITIES BY CREDIT QUALITY
--------------------------------------------------------------------
                             JUNE 30, 1997     DECEMBER 31, 1996
------------------------- -------------------- -------------------
                            FAIR                 FAIR
  CREDIT QUALITY            VALUE    PERCENT     VALUE   PERCENT
------------------------- --------- ---------- --------- ---------

 U.S. Gov't/Gov't agencies $ 1,718    10.5%     $   353      2.2%
 AAA                         3,043    18.7%       4,695     29.9%
 AA                          1,901    11.7%       1,902     12.1%
 A                           5,692    35.0%       5,366     34.2%
 BBB                         2,862    17.6%       2,581     16.4%
 BB & below                     38     0.2%          49      0.3%
 Short-term                  1,022     6.3%         765      4.9%
------------------------- --------- ---------- --------- ---------
  TOTAL FIXED MATURITIES   $16,276   100.0%     $15,711    100.0%
------------------------- --------- ---------- --------- ---------

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                            SECOND QUARTER        SIX MONTHS
                            ENDED JUNE 30,      ENDED JUNE 30,
                          ------------------- -------------------
                            1997      1996      1997      1996
------------------------- --------- --------- --------- ---------
Net investment income,
   before-tax               $362      $354      $737      $717
Yield on average
  invested assets,          7.2%       7.1%     7.4%       7.2%
  before-tax [1]
Net realized capital
  losses, before-tax         $(2)      $(1)      $(1)      $(1)
----------------------------------------------------------------
[1] Represents annualized six months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1997, net investment income totaled $362 compared to $354 in 1996, an increase of 2%. For the six months ended June 30, 1997, net investment income was $737 compared to $717 in 1996, an increase of 3%. For the second quarter ended June 30, 1997, before-tax yields increased to 7.2% from 7.1% in 1996; and, for the six months ended June 30, 1997 before-tax yields increased to 7.4% from 7.2% in 1996. The increase in net investment income and yields was primarily attributable to the repositioning of the Closed Book GRC portfolio, including the sale of certain lower yielding securities whose proceeds were reinvested at substantially higher rates.

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund obligations to policyholders and contractholders, hedging against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the segment employs a variety of derivative financial instruments, including swaps, caps, floors, forwards and exchange-traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $9.2 billion at June 30, 1997 ($6.8 billion related to life insurance investments and $2.4 billion related to life insurance liabilities) and $10.9 billion at December 31, 1996 ($8.3 billion related to life insurance investments and $2.6 billion related to life insurance liabilities). The decrease in notional amounts pertaining to derivative financial instruments was primarily due to continued liquidation of the Closed Book GRC asset portfolio. Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio.

INTERNATIONAL

Invested assets, excluding separate accounts, totaled $2.8 billion at June 30, 1997 and were comprised of fixed maturities of $2.3 billion and other investments of $460, primarily equity securities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            JUNE 30, 1997     DECEMBER 31, 1996
------------------------- ------------------- ------------------
                           FAIR               FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Gov't/Gov't agencies - For. $1,141    48.9%    $1,384     63.1%
Corporate                      590    25.3%       401     18.3%
Short-term                     562    24.1%       379     17.3%
Gov't/Gov't agencies - U.S.     40     1.7%        29      1.3%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES    $2,333   100.0%    $2,193    100.0%
-------------------------- --------- -------- ---------- --------

As of June 30, 1997, the fixed maturities portfolio consisted of 100% investment grade securities with no security rated lower than A. Minimal use is made of derivatives which, if purchased, are used for hedging market and foreign exchange risk.

               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                             JUNE 30, 1997    DECEMBER 31, 1996
-------------------------- ------------------ -------------------
                           FAIR                FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- --------- --------- --------

 AAA                        $1,493     64.0%    $1,750     79.8%
 AA                            274     11.7%        60      2.7%
 A                               4      0.2%         4      0.2%
 Short-term                    562     24.1%       379     17.3%
-------------------------- --------- --------- --------- --------
  TOTAL FIXED MATURITIES    $2,333    100.0%    $2,193    100.0%
-------------------------- --------- --------- --------- --------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                            SECOND QUARTER        SIX MONTHS
                            ENDED JUNE 30,      ENDED JUNE 30,
                           ------------------ -------------------
                             1997     1996      1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                  $43       $43      $84       $86
Yield on average
  invested assets,            6.6%      7.2%     6.4%      7.2%
  before-tax [1]
Net realized capital
  gains, before-tax           $24       $17      $57       $36
-----------------------------------------------------------------
[1] Represents annualized six months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1997 and June 30, 1996, net investment income totaled $43. For the six months ended June 30, 1997, net investment income totaled $84 compared to $86 in 1996, a decrease of 2%. For the second quarter ended June 30, 1997, before-tax yields decreased to 6.6% from 7.2% in 1996; and for the six months ended June 30, 1997, before-tax yields decreased to 6.4% from 7.2% in 1996. The decrease in net investment income and yields was primarily due to special dividends received on certain utility equity securities owned in 1996 which generated additional investment income.

Net realized capital gains were $24 for the second quarter ended June 30, 1997, and $57 for the six months ended June 30, 1997, primarily the result of opportunities in a strong equity market.


OTHER OPERATIONS

Invested assets were $2.3 billion at June 30, 1997 and were mostly comprised of fixed maturities.


                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                             JUNE 30, 1997    DECEMBER 31, 1996
-------------------------- ------------------ -------------------
                             FAIR                FAIR
TYPE                        VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

Corporate                   $1,452     63.9%   $1,458      64.7%
Short-term                     225      9.9%      248      11.0%
Gov't/Gov't agencies - U.S.    130      5.7%      141       6.2%
ABS                            130      5.7%      148       6.6%
Commercial MBS                 119      5.3%       88       3.9%
Gov't/Gov't agencies - For.    104      4.6%       72       3.2%
MBS - agency                    44      1.9%       36       1.6%
Municipal - taxable             36      1.6%       22       1.0%
CMO                             32      1.4%       40       1.8%
-------------------------- --------- -------- ---------- --------
  TOTAL FIXED MATURITIES    $2,272    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

Other Operations maintains a 100% investment grade fixed maturity portfolio.

               FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------
                             JUNE 30, 1997    DECEMBER 31, 1996
-------------------------- ------------------ -------------------
                             FAIR               FAIR
 CREDIT QUALITY             VALUE    PERCENT    VALUE    PERCENT
-------------------------- --------- -------- ---------- --------

 U.S. Gov't/Gov't agencies    $206      9.1%     $216       9.6%
 AAA                           354     15.6%      253      11.2%
 AA                            246     10.8%      365      16.2%
 A                           1,107     48.7%    1,093      48.5%
 BBB                           134      5.9%       78       3.5%
 Short-term                    225      9.9%      248      11.0%
-------------------------- --------- -------- ---------- --------
   TOTAL FIXED MATURITIES   $2,272    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

INVESTMENT RESULTS

The table below summarizes Other Operations segment's results.

                            SECOND QUARTER        SIX MONTHS
                            ENDED JUNE 30,      ENDED JUNE 30,
                           ------------------ -------------------
                             1997     1996      1997      1996
-------------------------- --------- -------- --------- ---------
Net investment income,
  before-tax                  $40       $38      $76       $74
Yield on average
  invested assets,            7.0%      6.5%     6.6%      6.3%
  before-tax [1]
Net realized capital
  gains, before-tax           $(3)       $2       $--       $2
-----------------------------------------------------------------
[1] Represents annualized six months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1997, before-tax yields increased to 7.0% from 6.5% in 1996 primarily due to portfolio re-balancing from lower yielding short-term securities to higher yielding long-term securities.

================================================================================
CAPITAL RESOURCES AND LIQUIDITY
================================================================================

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:

                                                                                            JUNE 30, 1997      DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                       $           88       $           500
Long-term debt                                                                                 1,682                 1,032
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures (QUIPS)                                 1,000                 1,000
--------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                     $        2,770       $         2,532
       -------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                   $          324       $            --
       -------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                            $        4,830       $         4,168
Unrealized gain on securities, net of tax                                                        527                   352
--------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                     $        5,357       $         4,520
       -------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN ON SECURITIES, NET OF TAX       $        7,924       $         6,700
       -------------------------------------------------------------------------------------------------------------------------
Debt to equity excluding unrealized gain on securities, net of tax                                57%                   61%
Debt to capitalization excluding unrealized gain on securities, net of tax                        35%                   38%
--------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $1,224 as of June 30, 1997 compared to December 31, 1996. This change primarily was the result of earnings and the effects of the offering and additional net borrowings, partially offset by dividends declared on The Hartford common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) improved at June 30, 1997 as compared to December 31, 1996 primarily as a result of earnings and the effects of the offering partially offset by increased consolidated debt entered into by HLI as described below.

THE OFFERING

On February 10, 1997, Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement with the Securities and Exchange Commission, as amended, relating to the initial public offering of HLI class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represent approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's class A and class B common stock. The Hartford owns all of the 114 million outstanding shares of class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's class A and class B common stock. Holders of class A common stock generally have identical rights to the holders of class B common stock except that the holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. Management used or will use the proceeds from the Offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

DEBT

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. On June 17, 1997, HLI issued and sold $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. HLI also issued $50 of short-term debt in the form of commercial paper. HLI used the proceeds from these issuances for the repayment of short-term debt and for other general corporate purposes.

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances (discussed above), and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.

DIVIDENDS

On May 2, 1997, The Hartford declared a dividend on its common stock of $0.40 per share payable on July 1, 1997 to all shareholders of record as of June 2, 1997.

CASH FLOWS
                                         SIX MONTHS ENDED
                                             JUNE 30,
                                    ----------------------------
                                        1997          1996
----------------------------------------------------------------
Cash provided by operating
   activities                        $        842  $       355
Cash used for investing activities   $    (1,402)  $      (224)
Cash provided by (used for)          $             $
   financing activities                      587           (72)
Cash - end of period                 $       135   $       156
----------------------------------------------------------------

The change in cash provided by or used for financing activities between periods was due primarily to the proceeds of $687 from the Offering, partially offset by declines in investment-type contracts written in the Life segment, coupled with increases in investment-type contract maturities in 1997. The increase in cash used for investing activities reflects the investment of the additional cash from operating and financing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 1997, The Hartford held its annual meeting of stockholders. The following matters were considered and voted upon: (1) the election of directors to serve for a one year term; (2) the amendment of the Company's certificate of incorporation to change the Company's name from ITT Hartford Group, Inc. to The Hartford Financial Services Group, Inc.; (3) the approval of certain material terms of the Company's annual executive bonus program; (4) the approval of certain material terms of The Hartford 1995 Incentive Stock Plan; (5) the approval of certain material terms of the 1997 Hartford Life, Inc. Incentive Stock Plan; and (6) the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

Each of the nominees for election as directors was elected to the Board of Directors, and each of the other items set forth above was approved. Set forth below is the vote tabulation relating to the election of directors and each of the other items voted upon:

(1)   Election of Directors

      Name of Director
      Nominees                   Shares For      Shares Withheld*
      ----------------------- ----------------- -------------------
      Bette B. Anderson         101,434,666         1,268,239
      Rand V. Araskog           100,632,434         2,070,471
      Ramani Ayer               101,001,799         1,701,106
      Robert A. Burnett         101,446,443         1,256,462
      Donald R. Frahm           101,033,058         1,669,847
      Arthur A. Hartman         101,374,802         1,328,103
      Paul G. Kirk, Jr.         101,424,823         1,278,082
      Lowndes A. Smith          101,045,967         1,658,938
      H. Patrick Swygert        101,442,353         1,260,552
      DeRoy C. Thomas           100,945,185         1,757,720
      Gordon I. Ulmer           101,443,536         1,259,369
      David K. Zwiener          101,025,576         1,677,329
      ----------------------- ----------------- -------------------
      Shares withheld include broker non-votes and abstentions.

(2) Amendment of the Company's Certificate of Incorporation to Change the Company Name

         Shares For                   101,866,542
         Shares Against                   499,828
         Shares Abstained                 336,535

(3) Approval of Certain Material Terms of the Company's Annual Executive Bonus Program

         Shares For                    97,278,443
         Shares Against                 4,424,293
         Shares Abstained               1,000,169

(4) Approval of Certain Material Terms of The Hartford 1995 Incentive Stock Plan

         Shares For                    95,636,812
         Shares Against                 6,115,987
         Shares Abstained                 950,106

(5) Approval of Certain Material Terms of the 1997 Hartford Life, Inc. Incentive Stock Plan

         Shares For                    94,077,589
         Shares Against                 7,703,968
         Shares Abstained                 921,348

(6)   Ratification of the appointment of Arthur Andersen LLP

         Shares For                   102,080,373
         Shares Against                   330,397
         Shares Abstained                 292,135


There were 117,850,584 shares of the Company's common stock that were issued and outstanding and entitled to vote at the annual meeting as of the March 4, 1997 record date.

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





AUGUST 13, 1997

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX



EXHIBIT #
---------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. ("The Hartford", formerly known as ITT Hartford Group, Inc.), amended effective May 2, 1997, is filed herewith.

3.02 Amended Bylaws of The Hartford, amended effective May 2, 1997, are filed herewith.

10.01 Master Intercompany Agreement among Hartford Life, Inc. ("Hartford Life"), The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company, was filed as Exhibit 10.01 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.02 Tax Sharing Agreement among The Hartford and its subsidiaries, including Hartford Life, was filed as Exhibit 10.02 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.03 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company, was filed as Exhibit 10.03 to Hartford Life's Form 10-Q filed the quarter ended June 30, 1997, and is incorporated herein by reference.

10.04 Management Agreement among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc., was filed as Exhibit 10.04 to Hartford Life's Form 10-Q filed the quarter ended June 30, 1997, and is incorporated herein by reference.

10.05 Sublease Agreement between Hartford Fire Insurance Company and Hartford Life was filed as Exhibit 10.05 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.06     1997 Hartford  Life,  Inc.  Incentive  Stock Plan was filed as Exhibit
          10.07 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.07 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan was filed as Exhibit 10.08 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.08 1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee Directors was filed as Exhibit 10.09 to Hartford Life's Form 10-Q filed for the quarter ended June 30, 1997, and is incorporated herein by reference.

10.09 Promissory Note dated February 20, 1997, executed by Hartford Life for the benefit of Hartford Accident & Indemnity Company, was filed as
          Exhibit 10.09 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

10.10 Promissory Note dated April 4, 1997, executed by Hartford Life for the benefit of Hartford Accident and Indemnity Company, was filed as
          Exhibit 10.16 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

11.01     Computation of Earnings Per Share is filed herewith.

27        Financial Data Schedule is filed herewith.

                                                                                                                    EXHIBIT 11.01
                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)






                                                                     Second Quarter Ended              Six Month Ended
                                                                           June 30,                       June 30,
                                                                ------------------------------- ------------------------------
                                                                     1997            1996           1997            1996
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
                                                                         (Unaudited)                     (Unaudited)

Net income                                                      $       574     $       143     $       778    $        239

Weighted average common shares outstanding                            118.0           117.2           117.8           117.2

Earnings per share                                              $      4.86     $      1.22     $      6.60    $       2.04
--------------------------------------------------------------- -- ------------ -- ------------ -- ----------- --- -----------