Form 10-Q
period 1997-09-30
ITT HARTFORD GROUP INC /DE
filed 1997-11-14
CIK 874766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of October 31, 1997, there were outstanding 118,052,857 shares of Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements                                              Page

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 1997 and 1996                                            3

Consolidated Balance Sheets - September 30, 1997 and December 31, 1996       4

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1997 and 1996                                                                5

Notes to Consolidated Financial Statements                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          8


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signature                                                                   18

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income



                                                           Third Quarter Ended    Nine Months Ended
                                                              September 30,          September 30,
                                                        --------------------------------------------
(In millions, except for per share data)                      1997       1996       1997        1996
----------------------------------------------------------------------------------------------------
                                                                (Unaudited)           (Unaudited)
REVENUES
 Earned premiums                                        $    2,485   $  2,388   $  7,405   $  7,447
 Net investment income                                         642        631      1,909      1,835
 Net realized capital gains (losses)                           179       (183)       252       (142)
----------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                            3,306      2,836      9,566      9,140
   -------------------------------------------------------------------------------------------------

Benefits, claims and expenses
 Benefits, claims and claim adjustment expenses              1,929      2,878      5,815      6,961
 Amortization of deferred policy acquisition costs             463        406      1,394      1,267
 Other expenses                                                469        417      1,363      1,484
----------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                       2,861      3,701      8,572      9,712
   -------------------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)                                     445       (865)       994       (572)
 Equity gain on HLI initial public offering                     --         --        368         --
----------------------------------------------------------------------------------------------------

   INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
    INTEREST                                                   445       (865)     1,362       (572)
 Income tax expense (benefit)                                  130       (322)       264       (268)
----------------------------------------------------------------------------------------------------

   INCOME (LOSS) BEFORE MINORITY INTEREST                      315       (543)     1,098       (304)
 Minority interest in consolidated subsidiary                  (16)      --          (21)      --
----------------------------------------------------------------------------------------------------

   NET INCOME (LOSS)                                    $      299   $   (543)  $  1,077   $   (304)
   -------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE                               $     2.53   $  (4.63)  $   9.13   $  (2.59)
CASH DIVIDENDS DECLARED PER SHARE                       $     0.40   $   0.40   $   1.20   $   1.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   118.2       117.2     118.0      117.2
----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                                              September 30,      December 31,
(In millions, except for share data)                                                              1997               1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Assets
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $33,821 and $31,178)                                                                   $      34,576     $     31,449
   Equity securities, available for sale, at fair value (cost of $1,432 and $1,581)                1,908            1,865
   Policy loans, at outstanding balance                                                            3,750            3,839
   Other investments, at cost                                                                        459              486
-----------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                           40,693           37,639
   Cash                                                                                              178              112
   Premiums receivable and agents' balances                                                        2,026            1,797
   Reinsurance recoverables                                                                       11,041           11,229
   Deferred policy acquisition costs                                                               4,001            3,535
   Deferred income tax                                                                             1,115            1,480
   Other assets                                                                                    2,739            2,596
   Separate account assets                                                                        65,038           50,452
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                         $     126,831     $    108,840
    -------------------------------------------------------------------------------------------------------------------------

Liabilities
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                $      18,478     $     18,303
      Life                                                                                         4,951            4,371
   Other policy claims and benefits payable                                                       21,272           22,220
   Unearned premiums                                                                               2,941            2,797
   Short-term debt                                                                                    82              500
   Long-term debt                                                                                  1,677            1,032
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely parent junior subordinated debentures                                           1,000            1,000
   Other liabilities                                                                               5,211            3,645
   Separate account liabilities                                                                   65,038           50,452
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 120,650          104,320

   Minority Interest in Consolidated Subsidiary                                                      373               --

Stockholders' Equity
   Common stock - authorized 200,000,000, issued 119,920,267 and
    119,194,412 shares, par value $0.01                                                                1                1
   Capital surplus                                                                                 1,667            1,642
   Retained earnings                                                                               3,450            2,515
   Treasury stock - 1,812,297 and 1,638,000 shares                                                   (45)             (30)
   Cumulative translation adjustments                                                                (32)              40
   Unrealized gain on securities, net of tax                                                         767              352
-----------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                   5,808            4,520
     ------------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                     $     126,831     $    108,840
          -------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                           ----------------------------------
(In millions)                                                                                     1997              1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
Operating Activities
   Net income (loss)                                                                       $      1,077     $       (304)
Adjustments to net income (loss)
   Depreciation and amortization                                                                     59               48
   Net realized capital (gains) losses                                                             (252)             142
   Equity gain on HLI initial public offering                                                      (368)              --
   Change in receivables, payables and accruals                                                    (201)            (196)
   Accrued and deferred taxes                                                                       282             (502)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                      899            1,135
   Increase in deferred policy acquisition costs                                                   (487)            (432)
   (Increase) decrease in reinsurance recoverables and other related assets                         (37)             280
   Minority interest in consolidated subsidiary                                                      21               --
   Other, net                                                                                       296              379
-----------------------------------------------------------------------------------------------------------------------------
      Cash provided by operating activities                                                       1,289              550
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of investments                                                                      (33,619)         (27,038)
   Sale of investments                                                                           20,923           14,243
   Maturity of investments                                                                       11,060           12,571
   Additions to plant, property and equipment                                                       (62)             (39)
-----------------------------------------------------------------------------------------------------------------------------
      Cash used for investing activities                                                         (1,698)            (263)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Short-term debt, net                                                                            (418)            (386)
   Long-term debt, net                                                                              650                --
   Net proceeds  from  issuance  of  company  obligated  mandatorily  redeemable preferred  securities of  subsidiary  trusts  holding  solely parent junior subordinated debentures
                                                                                                     --              485
   Dividends paid                                                                                  (142)             (94)
   Net disbursements for investment and universal life-type contracts charged from
     policyholder accounts                                                                         (308)            (236)
   Net proceeds from sale of minority interest in subsidiary                                        687               --
   Acquisition of treasury stock                                                                    (16)              --
   Proceeds from common stock issued                                                                 26                6
-----------------------------------------------------------------------------------------------------------------------------
      Cash provided by (used for) financing activities                                              479             (225)
-----------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                              (4)               3
-----------------------------------------------------------------------------------------------------------------------------
   Increase in cash                                                                                  66               65
   Cash - beginning of period                                                                       112               95
-----------------------------------------------------------------------------------------------------------------------------
      Cash - end of period                                                                 $        178     $        160
-----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Net cash paid (refunds received) during the period for:
Income taxes                                                                               $        (45)    $        190
Interest                                                                                   $        141     $        107

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except for share data unless otherwise stated)
                                   (Unaudited)


Note 1.  Significant Accounting Policies

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. ("The Hartford" or the "Company", formerly ITT Hartford Group, Inc.) have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1996 Form 10-K Annual Report.

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

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's class A and class B common stock. The Hartford owns all of the 114 million outstanding shares of class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's class A and class B common stock. Holders of class A common stock generally have identical rights to the holders of class B common stock except that the holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. As of September 30, 1997, The Hartford continues to maintain 81.4% equity ownership in HLI.

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

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances as discussed above, and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.

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

Note 5.  Subsequent Event

On October 16, 1997, The Hartford entered into a definitive agreement to acquire all outstanding shares of common stock of Omni Insurance Group, Inc. ("Omni"), subject to various conditions including obtaining the approval of Omni shareholders and regulatory authorities. The Hartford agreed to pay cash of $31.75 per share for a total of $187. Omni is a non-standard auto insurer licensed in 25 states and the District of Columbia.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of September 30, 1997, compared with December 31, 1996, and its results of operations for the third quarter and nine months ended September 30, 1997 compared with the equivalent 1996 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1996 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Consolidated Results of Operations:  Operating Summary           8
North American Property & Casualty                               9
Life                                                            10
International                                                   11
Other Operations and Minority Interest                          11
Environmental and Asbestos Claims                               12
Investments                                                     13
Capital Resources and Liquidity                                 16



CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

Operating Summary                                                        Third Quarter Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                    -----------------------------------------------------------
                                                                          1997           1996           1997           1996
                                                                    -----------------------------------------------------------
Total revenues                                                      $    3,306     $    2,836     $    9,566     $     9,140
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $      299     $     (543)    $    1,077     $      (304)
Less:  Net realized capital gains, after-tax [1]                           116             18            165              46
       Other items                                                          --           (693)           368            (693)
-------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                       $      183     $      132     $      544     $       343
-------------------------------------------------------------------------------------------------------------------------------

[1] 1996 excludes the Closed Book GRC (see below) net realized capital loss of $137, after-tax. This amount is included in other items.


Revenues for the third quarter and nine months ended September 30, 1997 increased $470, or 17%, and $426, or 5%, respectively, from the comparable prior periods. Excluding corporate-owned life insurance ("COLI") premiums, which decreased as a result of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibility of interest on policy loans under leveraged COLI by 1998, revenues increased $543, or 21%, and $929, or 11%, respectively, for the third quarter and nine months ended September 30, 1997 from the comparable prior periods. The increase for both periods was due primarily to higher fees earned on growth in individual variable annuity account values, an increase in premiums and other considerations resulting from strong group disability sales and growth in reinsurance operations and small commercial accounts. Higher net investment income and net realized capital gains also contributed to the increase. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (as defined in The Hartford's 1996 Form 10-K Annual Report) and certain other items. Included in other items are a $368 equity gain in 1997 resulting from the Offering of 18.6% of Hartford Life, Inc., ("HLI") (for additional information, see Capital Resources and Liquidity section under "The Offering") and other charges of $(693) in 1996 as discussed below. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing lines of business in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Core earnings were $183 and $544 for the third quarter and nine months of 1997, respectively, compared with $132 and $343 for the comparable prior year periods. The increase in core earnings of $51, or 39%, for the third quarter and $201, or 59%, for the first nine months of 1997 was partially due to significantly lower catastrophe and severe winter storm losses which totaled $16 and $35, after-tax, for the third quarter and nine months ended September 30, 1997, respectively, compared to $49 and $156, after-tax, for the same periods in 1996. Excluding the impact of these losses, core earnings for the third quarter increased $18, or 10%, to $199 and for the first nine months of 1997 increased $80, or 16%, to $579 over the comparable prior year periods. This improvement was driven by premium growth in reinsurance operations and small commercial accounts, increased net investment income, growth in earnings on Life annuities, the reduction of incurred environmental and asbestos losses and the reduction of losses in the Guaranteed Investment Contract division.

Net income for 1996 includes other charges related to environmental and asbestos reserve increases, net of taxes, of $(429) in the North American Property & Casualty segment and $(81) in Other Operations (as discussed in the Environmental and Asbestos Claims section), recognition of losses in the closed book of guaranteed rate contract business ("Closed Book GRC") of $(169) (as discussed in the Life section) and other, primarily foreign tax-related items, of $(2) in each of the North American Property & Casualty and Life segments and $(10) in Other Operations.

The effective tax rates for the third quarter and nine months ended September 30, 1997, excluding the equity gain in HLI, were 29% and 27%, respectively, compared to 23% and 22% for the comparable periods in 1996, excluding the impact of other charges. The increase in the effective tax rates was due to a reduction in the proportionate share of tax-exempt net investment income to total net income for the 1997 periods compared to 1996. Tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

Segment Results

The Hartford's reporting segments consist of North American Property & Casualty, Life, International and Other Operations and Minority Interest.

Below is a summary of core earnings by segment.


                                                                          Third Quarter Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      -------------- -------------- -------------- --------------
                                                                          1997           1996           1997           1996
                                                                      -------------- -------------- -------------- --------------
North American Property & Casualty                                    $      109     $       61     $      313     $       152
Life                                                                          83             53            219             136
International                                                                  8             20             35              61
Other Operations and Minority Interest                                       (17)            (2)           (23)             (6)
---------------------------------------------------------------------------------------------------------------------------------
   Core earnings                                                      $      183     $      132     $      544     $       343
---------------------------------------------------------------------------------------------------------------------------------


The sections that follow analyze each segment's results. Specific topics such as environmental and asbestos reserves and investment results are discussed separately following the segment overviews.


NORTH AMERICAN PROPERTY & CASUALTY

Operating Summary                                                         Third Quarter Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      -------------- -------------- -------------- --------------
                                                                          1997           1996           1997           1996
                                                                      -------------- -------------- -------------- --------------
Total revenues                                                        $    1,788     $    1,594     $    5,049     $     4,756
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $      214     $     (371)    $      429     $      (277)
Less:  Net realized capital gains (losses), after-tax                        105             (1)           116               2
       Other items                                                            --           (431)            --            (431)
---------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                         $      109     $       61     $      313     $       152
---------------------------------------------------------------------------------------------------------------------------------

Revenues increased 12% and 6% for the third quarter and nine months ended September 30, 1997, respectively. These increases were primarily due to higher net realized capital gains and net investment income (see the Investments section).

Core earnings for the North American Property & Casualty segment were $109 for the third quarter and $313 for the nine months ended September 30, 1997, an increase of $48, or 79%, and $161, or 106%, respectively, from the comparable periods in 1996. The increase for both periods was primarily due to improved underwriting results and increased net investment income, partially offset by higher debt service costs. (For an analysis of net investment income, see the Investments section.) Significantly lower catastrophe and weather-related losses for both the third quarter and nine months of 1997 as compared to 1996 were the primary driver of the improved underwriting results, as discussed in "Underwriting Results" below. Other items consist primarily of an increase in environmental and asbestos reserves as discussed in the Environmental and Asbestos Claims section.

Underwriting Results

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table summarizes written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment:

                                                                          Third Quarter Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      ------------------------------------------------------------
                                                                          1997           1996           1997           1996
                                                                      ------------------------------------------------------------
Written premiums                                                      $    1,449     $    1,472     $    4,376     $    4,364
Underwriting results, before-tax [1]                                  $      (32)    $      (84)    $      (92)    $     (304)
Combined ratio  [1]  [2]                                                   102.4          105.8          101.9          106.5
---------------------------------------------------------------------------------------------------------------------------------

[1]  1996 excludes the impact of $660, before-tax, environmental and asbestos charge.
[2] "Combined  ratio" is a common industry  measurement of property and casualty underwriting  profitability.  This  ratio is the sum of the  ratio  of  incurred claims  and  claim  adjustment  expenses  to  premiums  earned  and the ratio of underwriting expenses incurred to premiums written.

                                                                  11
The North American Property & Casualty segment's written premiums were down 2% for the third quarter and up slightly for the nine months ended September 30, 1997 compared to the equivalent prior year periods. A decrease in commercial lines written premiums for the quarter which resulted from declining worker's compensation rates and intense competition for large commercial accounts was partially offset by strong premium growth in two key target markets, reinsurance and small commercial accounts. Agency personal lines written premium also declined as the Company continued to focus on improving profitability during intensely competitive market conditions.

Underwriting results, before-tax, for the third quarter ended September 30, 1997 improved $52 over the comparable prior year period, resulting in a 3.4 point improvement in the combined ratio primarily due to significantly lower property catastrophe losses. For the nine months ended September 30, 1997 underwriting results improved by $212, primarily driven by a $186 (4.3 points of combined ratio) improvement in property catastrophe and other weather-related loss experience. Improvement in both 1997 periods also reflected continued favorable loss cost development trends, particularly in personal lines, and the reduction of incurred environmental and asbestos losses as a result of the charge taken in the third quarter of 1996 upon completion of the Company's environmental and asbestos database study (for further discussion see Environmental and Asbestos Claims section).


LIFE

Operating Summary [1]                                                     Third Quarter Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      ------------------------------------------------------------
                                                                            1997           1996           1997           1996
                                                                      ------------------------------------------------------------
Total revenues                                                        $    1,058     $      819     $    3,155     $     3,109
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $       83     $     (113)    $      219     $       (31)
Less:  Net realized capital gains, after-tax [2]                              --              5             --               4
       Other items                                                            --           (171)            --            (171)
---------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                         $       83     $       53     $      219     $       136
---------------------------------------------------------------------------------------------------------------------------------

[1] Life results are presented before the effect of the 18.6% minority interest in HLI, which is reflected in the Other Operations and Minority Interest section. [2] 1996 excludes the Closed Book GRC net realized capital loss of $137, after-tax, which is included in other items.

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

The Annuity division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this segment reflects the diverse nature of the market. These include individual variable annuities, fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, investment management contracts and mutual funds. The Individual Life Insurance division, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life. The Employee Benefits division sells group insurance products, including group life and group disability insurance, COLI and engages in certain international operations. The Guaranteed Investment Contracts division consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes Closed Book GRC. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts division in the future.

Revenues for the third quarter ended September 30, 1997 increased $239, or 29%, from the third quarter of 1996 and $46, or 1%, for the first nine months of 1997 compared to the same prior year period. Excluding COLI premiums, which decreased as a result of the HIPA Act of 1996 (which phases out the deductibility of interest on policy loans under leveraged COLI by

1998), and the September 1996 net realized capital losses associated with Closed Book GRC, revenues increased $102, or 13%, and $339, or 14%, for the third quarter and nine months ended September 30, 1997, respectively. The increase in premiums and other considerations for both periods resulted from higher fees earned on growth in individual variable annuity account values as well as strong growth in group life and group disability premiums. Contributing to annuity asset growth were new individual annuity sales of $2.6 billion and $7.6 billion for the third quarter and nine months ended September 30, 1997, respectively, as compared to sales of $2.4 billion and $7.4 billion, respectively, for the same periods of 1996.

Core earnings increased $30, or 57%, and $83, or 61%, in the third quarter of 1997 and nine months ended September 30, 1997, respectively, compared to the prior year periods. This increase was primarily driven by earnings growth in the Annuity, Individual Life Insurance and Employee Benefits divisions of 39%, 36% and 5%, respectively, for the third quarter and 36%, 27%, and 12%, respectively, for the nine months. Also contributing to the increase was the reduction of operating losses in the Guaranteed Investment Contracts division as a result of actions taken in the third quarter of 1996 which resulted in recognition of losses in Closed Book GRC. Partially offsetting the growth in earnings was higher interest expense in the Corporate Operation as a result of increased indebtedness in conjunction with the Offering. (For additional information, see Capital Resources and Liquidity section under "The Offering" and "Debt".)

Other items primarily consist of a third quarter 1996 charge in Closed Book GRC as discussed in The Hartford's 1996 Form 10-K Annual Report in the Runoff section of the MD&A.


INTERNATIONAL

Operating Summary                                                          Third Quarter Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                      -------------- -------------- -------------- --------------
                                                                           1997           1996           1997           1996
                                                                      -------------- -------------- -------------- --------------
Total revenues                                                        $      419     $      384     $    1,243     $     1,155
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $       19     $       34     $       84     $        99
Less:  Net realized capital gains, after-tax                                  11             14             49              38
---------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                         $        8     $       20     $       35     $        61
---------------------------------------------------------------------------------------------------------------------------------

Revenues for the third quarter and nine months ended September 30, 1997 increased $35, or 9%, and $88, or 8%, respectively, over the comparable periods in 1996. Revenues increased for both periods primarily due to new business attributable to an agreement entered into at the end of 1996 with Nationwide Building Society at ITT London & Edinburgh, in the United Kingdom, to exclusively underwrite the homeowners business of Nationwide's customers. An increase in net realized capital gains also contributed to the nine month revenue growth. (For a discussion of net realized capital gains, see the Investments section.) Foreign exchange impacts on revenues for the third quarter and nine months ended September 30, 1997 were negligible.

Core earnings for the third quarter and nine months ended September 30, 1997 decreased $12, or 60%, and $26, or 43%, respectively, compared to the same periods in 1996. The primary reason for the decline in core earnings was a third quarter decrease of $11, or 92%, and a nine month decrease of $26, or 67%, in core earnings at ITT London & Edinburgh, due primarily to soft market conditions in the motor line. Foreign exchange had a negligible impact on core earnings for the third quarter and nine months ended September 30, 1997.


OTHER OPERATIONS AND MINORITY INTEREST

Operating Summary                                                          Third Quarter Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                      -------------- -------------- -------------- --------------
                                                                           1997           1996           1997           1996
                                                                      -------------- -------------- -------------- --------------
Total revenues                                                        $       41     $       39     $      119     $       120
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $      (17)    $      (93)    $      345     $       (95)
Less:  Net realized capital gains, after-tax                                  --             --             --               2
       Other items                                                            --            (91)           368             (91)
---------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                         $      (17)    $       (2)    $      (23)    $        (6)
---------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business. These operations primarily include First State Insurance Company and its subsidiaries ("First State") as well as Fencourt Reinsurance Company, Ltd. and Excess Insurance Company Limited, which has been reclassified from ITT London & Edinburgh in the International segment for all periods presented. The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

Other items for 1997 consist of a non-taxable realized gain following the sale of 18.6% of The Hartford's principal Life subsidiary, HLI. (For additional information, see Note 2 in Notes to Consolidated Financial Statements and Capital Resources and

Liquidity section under "The Offering".) Other items in 1996 primarily consist of an increase in environmental and asbestos results at First State as discussed in the Environmental and Asbestos Claims section.

Core earnings includes the 18.6% minority interest in HLI's operating results of $(16) and $(21) for the third quarter and nine months ended September 30, 1997, respectively. (For additional information regarding HLI's results, see the Life section.)

ENVIRONMENTAL AND ASBESTOS CLAIMS

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the nine months ended September 30, 1997 and the year ended December 31, 1996, was as follows (net of reinsurance):

                          Environmental and Asbestos
                      Claims and Claim Adjustment Expenses

                                                           Nine Months Ended                           Year Ended
                                                          September 30, 1997                       December 31, 1996
                                                ---------------- ----------- ----------- ---------------- ----------- ----------
                                                 Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                ---------------- ----------- ----------- ---------------- ----------- ----------
Beginning liability                             $      1,439     $    717    $    2,156  $        926     $     410   $   1,336
Claims and claim adjustment expenses incurred             --           --            --           603           322         925
Claims and claim adjustment expenses paid                (81)         (25)         (106)         (124)          (35)       (159)
Other [1]                                                 --           --            --            34            20          54
--------------------------------------------------------------------------------------------------------------------------------
Ending liability [2]                            $      1,358     $    692    $    2,050  $      1,439     $     717   $   2,156
--------------------------------------------------------------------------------------------------------------------------------

[1] Other represents reclassifications of reserves that were not previously identified as environmental and asbestos.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,875 and $1,972 for September 30, 1997 and December 31, 1996, respectively. Gross of reinsurance, as of September 30, 1997 and December 31, 1996 reserves for environmental and asbestos were $2,211 and $1,714 and $2,342 and $1,786, respectively.

The Hartford believes that the environmental and asbestos reserves reported at September 30, 1997 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

INVESTMENTS

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

North American Property & Casualty

Total invested assets were $15.1 billion at September 30, 1997 and were comprised of fixed maturities of $13.6 billion and other investments of $1.5 billion, primarily equity securities.


                    Fixed Maturities by Type
-----------------------------------------------------------------
                          September 30, 1997  December 31, 1996
------------------------- ---------- -------- ---------- --------
                            Fair                Fair
Type                        Value    Percent    Value    Percent
------------------------- ---------- -------- ---------- --------

Municipal - tax-exempt     $7,374     54.4%    $7,123     63.2%
Corporate                   2,633     19.4%     2,160     19.1%
ABS                           741      5.5%       206      1.8%
Commercial MBS                644      4.7%       107      0.9%
Short-term                    630      4.6%       419      3.7%
MBS - agency                  544      4.0%       213      1.9%
CMO                           470      3.5%       655      5.8%
Gov't/Gov't agencies -        360      2.7%       279      2.5%
For.
Municipal - taxable            63      0.5%        68      0.6%
Redeemable pref'd stock        55      0.4%        47      0.4%
Gov't/Gov't agencies -         36      0.3%        15      0.1%
U.S.
------------------------- ---------- -------- ---------- --------
  Total fixed maturities  $13,550    100.0%   $11,292    100.0%
------------------------- ---------- -------- ---------- --------

This segment maintains a high quality fixed maturity portfolio. At September 30, 1997, approximately 95% of the fixed maturity portfolio was invested in investment-grade securities.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                             September 30,    December 31, 1996
                                 1997
-------------------------- --------- -------- ---------- --------
                             Fair               Fair
 Credit Quality             Value    Percent    Value    Percent
-------------------------- --------- -------- ---------- --------

 U.S. Gov't/Gov't agencies    $892     6.6%     $ 720      6.4%
 AAA                         5,073    37.4%     4,296     38.0%
 AA                          2,745    20.3%     2,714     24.0%
 A                           2,325    17.2%     1,731     15.3%
 BBB                         1,211     8.9%       830      7.4%
 BB & below                    674     5.0%       582      5.2%
 Short-term                    630     4.6%       419      3.7%
-------------------------- --------- -------- ---------- --------
   Total fixed maturities  $13,550   100.0%   $11,292    100.0%
-------------------------- --------- -------- ---------- --------

The taxable equivalent duration of the September 30, 1997 fixed maturity portfolio was 4.6 years compared to 5.0 years at December 31, 1996. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve. The North American Property & Casualty segment uses a nominal amount of derivatives in managing its investments. The notional amount of derivatives was $125 and $1 as of September 30, 1997 and December 31, 1996, respectively.

Investment Results

The table below summarizes the North American Property & Casualty segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          -------------------- -------------------
                            1997       1996      1997      1996
------------------------- ---------- --------- --------- ---------
Net investment income,
  before-tax                $198       $162      $568      $489
Net investment income,
  after-tax [1]             $157       $133      $454      $392
Yield on average
  invested assets,           5.6%       5.5%      5.7%      5.6%
  before-tax [2]
Yield on average
  invested assets,           4.5%       4.5%      4.5%      4.5%
  after-tax [1] [2]
Net realized capital
  gains (losses),           $162        $(2)     $179        $2
  before tax
------------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized nine months net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1997, before-tax net investment income was $198 compared to $162 in 1996, an increase of 22%, while after-tax net investment income increased 18%. For the nine months ended September 30, 1997, before-tax net investment income was $568 compared to $489 in 1996, an increase of 16%, while after-tax net investment income also increased 16%. The increase in net investment income for both periods was primarily due to an increase in invested assets as a result of increased operating cash flow, investment of the proceeds from the 1996 sale of Quarterly Income Preferred Securities and 1997 repayment of allocated advances from HLI, partially offset by the 1997 repayment of short-term debt.

For the third quarter and nine months ended September 30, 1997 before and after-tax yields were relatively flat as compared to the prior periods.

The increase in net realized capital gains resulted primarily from opportunities in a strong equity market, partially offset by real estate writedowns for both 1997 periods presented.

Life

Invested assets, excluding separate accounts, totaled $20.7 billion at September 30, 1997 and were comprised of $16.6 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $337. Policy loans, which carry a weighted-average interest rate of 9.47% as of September 30, 1997 are secured by the cash value of the policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    Fixed Maturities by Type
-----------------------------------------------------------------
                             September 30,    December 31, 1996
                                 1997
-------------------------- ------------------ -------------------
                             Fair               Fair
Type                        Value    Percent    Value    Percent
-------------------------- --------- -------- ---------- --------

Corporate                   $7,850    47.4%    $7,587     48.3%
ABS                          3,471    20.9%     2,693     17.1%
Commercial MBS               1,537     9.3%     1,098      7.0%
Short-term                   1,204     7.3%       765      4.9%
CMO                          1,073     6.5%     2,150     13.7%
MBS - agency                   545     3.3%       402      2.6%
Gov't/Gov't agencies -         442     2.7%       395      2.5%
For.
Municipal-taxable              253     1.5%       266      1.7%
Gov't/Gov't agencies -         187     1.1%       355      2.2%
U.S.
Municipal- tax -exempt           1      --         --       --
-------------------------- --------- -------- ---------- --------
  Total fixed maturities   $16,563   100.0%   $15,711    100.0%
-------------------------- --------- -------- ---------- --------

During the first nine months of 1997, the Company reduced its CMO exposure by 50% with the proceeds re-deployed primarily into the asset-backed sector. This change is consistent with the Company's objective of managing exposure to securities that "underperform" in a falling interest rate environment.

The Life segment continued to maintain a high quality fixed maturities portfolio. As of September 30, 1997, approximately 99% of the fixed maturities portfolio was invested in investment-grade securities.

              Fixed Maturities by Credit Quality
----------------------------------------------------------------
                          September 30, 1997  December 31, 1996
------------------------- ------------------- ------------------
                            Fair                Fair
  Credit Quality            Value   Percent     Value   Percent
------------------------- --------- --------- --------- --------

 U.S. Gov't/Gov't agencies $1,583    9.6%     $  353       2.2%
 AAA                        3,010    18.2%      4,695     29.9%
 AA                         1,886    11.4%      1,902     12.1%
 A                          5,756    34.7%      5,366     34.2%
 BBB                        3,053    18.4%      2,581     16.4%
 BB & below                    71     0.4%         49      0.3%
 Short-term                 1,204    7.3%         765      4.9%
------------------------- --------- --------- --------- --------
  Total fixed maturities  $16,563    100.0%   $15,711    100.0%
------------------------- --------- --------- --------- --------

Investment Results

The table below summarizes the Life segment's results.

                         Third Quarter Ended      Nine Months
                            September 30,       Ended September
                                                      30,
                         --------------------- ------------------
                           1997       1996       1997      1996
------------------------ ---------- ---------- --------- ---------
Net investment income,
   before-tax              $360       $388     $1,097    $1,105
Yield on average
  invested assets,         7.1%        7.9%      7.3%       7.4%
  before-tax [1]
Net realized capital
  losses, before-tax         $1      $(202)        --     $(203)
-----------------------------------------------------------------
[1] Represents annualized nine months net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1997, net investment income totaled $360 compared to $388 in 1996, a decrease of 7%. For the nine months ended September 30, 1997, net investment income was $1,097 compared to $1,105 in 1996, a decrease of less than one percent. For the third quarter ended September 30, 1997, before-tax yields decreased to 7.1% from 7.9% in 1996; and for the nine months ended September 30, 1997, before-tax yields decreased to 7.3% from 7.4% in 1996. The decrease in net investment income and yields was primarily attributable to a decrease in policy loan yields and declining market interest rates.

Net realized capital gains were $1 for the third quarter ended September 30, 1997 up from net realized capital losses of $(202) in 1996; and, for the nine months ended September 30, 1997, there were no net realized capital gains up from $(203) in 1996. The 1996 capital losses were primarily attributable to the writedown and sale of certain securities within the Closed Book GRC.

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund obligations to policyholders and contractholders, hedging against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the segment employs a variety of derivative financial instruments, including swaps, caps, floors, forwards, options and exchange-traded financial futures in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $9.3 billion at September 30, 1997 ($7.0 billion related to life insurance investments and $2.3 billion related to life insurance liabilities) and $10.9 billion at December 31, 1996 ($8.3 billion related to life insurance investments and $2.6 billion related to life insurance liabilities). The decrease in notional amounts pertaining to derivative financial instruments was primarily due to continued liquidation of the Closed Book GRC asset portfolio. Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio.

International

Invested assets, excluding separate accounts, totaled $2.6 billion at September 30, 1997 and were comprised of fixed maturities of $2.1 billion and other investments of $449, primarily equity securities.

                    Fixed Maturities by Type
-----------------------------------------------------------------
                             September 30,    December 31, 1996
                                 1997
 -------------------------- ------------------ -------------------
                           Fair               Fair
Type                        Value    Percent    Value    Percent
-------------------------- --------- -------- ---------- --------

Gov't/Gov't agencies - For.   $864    40.3%    $1,384     63.1%
Short-term                     668    31.2%       379     17.3%
Corporate                      569    26.6%       401     18.3%
Gov't/Gov't agencies - U.S.     41     1.9%        29      1.3%
-------------------------- --------- -------- ---------- --------
  Total fixed maturities    $2,142   100.0%    $2,193    100.0%
-------------------------- --------- -------- ---------- --------

As of September 30, 1997, the fixed maturities portfolio consisted of 100% investment grade securities with no security rated lower than "A".

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                           September 30, 1997  December 31, 1996
-------------------------- ------------------- ------------------
                            Fair                Fair
 Credit Quality             Value    Percent    Value    Percent
-------------------------- --------- --------- --------- --------

 AAA                        $1,250     58.4%    $1,750     79.8%
 AA                            221     10.3%        60      2.7%
 A                               3      0.1%         4      0.2%
 Short-term                    668     31.2%       379     17.3%
-------------------------- --------- --------- --------- --------
  Total fixed maturities    $2,142    100.0%    $2,193    100.0%
-------------------------- --------- --------- --------- --------

Minimal use is made of derivatives which, when purchased, are used for hedging market and foreign exchange risk.

Investment Results

The table below summarizes the International segment's results.

                             Third Quarter      Nine Months Ended
                          Ended September 30,     September 30,
                                               --------------------
                          --------- ----------
                            1997      1996       1997      1996
 ------------------------ --------- ---------- --------- ----------
 Net investment income,
   before-tax                $44       $42       $128      $128
 Yield on average
   invested assets,          6.9%      6.7%       6.8%      7.0%
   before-tax [1]
 Net realized capital
   gains, before-tax         $16       $21        $73       $57
 ------------------------------------------------------------------
 [1] Represents annualized nine months net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter and nine months ended September 30, 1997, both net investment income and yields were relatively flat as compared to the prior periods.

Net realized capital gains were $16 for the third quarter ended September 30, 1997, and $73 for the nine months ended September 30, 1997, primarily the result of opportunities in a strong equity market.

Other Operations

Invested assets were $2.3 billion at September 30, 1997 and were primarily comprised of fixed maturities.


                    Fixed Maturities by Type
-----------------------------------------------------------------
                             September 30,    December 31, 1996
                                 1997
-------------------------- ------------------ -------------------
                            Fair               Fair
Type                        Value    Percent    Value    Percent
-------------------------- --------- -------- ---------- --------

Corporate                   $1,490     64.2%   $1,458      64.7%
Short-term                     237     10.2%      248      11.0%
Commercial MBS                 148      6.4%       88       3.9%
ABS                            140      6.0%      148       6.6%
Gov't/Gov't agencies - U.S.     92      4.0%      141       6.2%
Gov't/Gov't agencies - For.     79      3.4%       72       3.2%
MBS - agency                    58      2.5%       36       1.6%
Municipal - taxable             39      1.7%       22       1.0%
CMO                             29      1.2%       40       1.8%
Redeemable preferred             9      0.4%       --         --
stock
-------------------------- --------- -------- ---------- --------
  Total fixed maturities    $2,321    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

Other Operations maintains a 100% investment grade fixed maturity portfolio.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                             September 30,    December 31, 1996
                                 1997
-------------------------- ------------------ -------------------
                            Fair               Fair
 Credit Quality             Value    Percent    Value    Percent
-------------------------- --------- -------- ---------- --------

 U.S. Gov't/Gov't agencies    $203      8.8%     $216       9.6%
 AAA                           330     14.2%      253      11.2%
 AA                            233     10.0%      365      16.2%
 A                           1,163     50.1%    1,093      48.5%
 BBB                           155      6.7%       78       3.5%
 Short-term                    237     10.2%      248      11.0%
-------------------------- --------- -------- ---------- --------
   Total fixed maturities   $2,321    100.0%   $2,253     100.0%
-------------------------- --------- -------- ---------- --------

Investment Results

The table below summarizes the Other Operations segment's results.

                          Third Quarter Ended    Nine Months Ended
                             September 30,         September 30,
                          ---------- ---------- --------- ----------
                            1997       1996       1997      1996
 ------------------------ ---------- ---------- --------- ----------
 Net investment income,
   before-tax                $40        $39       $116      $113
 Yield on average
   invested assets,          7.0%       6.8%       6.8%      6.4%
   before-tax [1]
 Net realized capital
   gains, before-tax          --         --         --        $2
------------------------------------------------------------------
[1] Represents annualized nine months net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter and nine months ended September 30, 1997, before-tax yields increased from 1996 primarily due to portfolio re-balancing from lower yielding short-term securities to higher yielding long-term securities.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:



                                                                                   September 30, 1997     December 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                   $            82       $            500
Long-term debt                                                                              1,677                 1,032
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely parent junior subordinated debentures (QUIPS)                       1,000                 1,000
-------------------------------------------------------------------------------------------------------------------------------
       Total debt                                                                 $         2,759       $          2,532
       ------------------------------------------------------------------------------------------------------------------------
       Minority interest in consolidated subsidiary  [1]                          $           338       $             --
       ------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                        $         5,041       $          4,168
Unrealized gain on securities, net of tax                                                     767                   352
-------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                 $         5,808       $          4,520
       ------------------------------------------------------------------------------------------------------------------------
       Total capitalization  [2]                                                  $         8,138       $          6,700
       ------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2]                                                                            55%                   61%
Debt to capitalization  [2]                                                                    34%                   38%
-------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $35. [2] Excludes unrealized gain on securities, net of tax.

Capitalization

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $1,438 as of September 30, 1997 compared to December 31, 1996. This change primarily was the result of earnings, the effects of the Offering (see below) and additional net borrowings, partially offset by dividends declared on The Hartford common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) improved at September 30, 1997 as compared to December 31, 1996 primarily as a result of earnings and the impact of the Offering, partially offset by increased debt. In addition, during the third quarter of 1997, to make shares available to employees pursuant to certain stock-based benefit plans, The Hartford repurchased 200,000 shares of its common stock in the open market at a total cost of $16. The Hartford currently intends to purchase shares of its common stock to make shares available for its various employee stock-based benefit plans.

The Offering

On February 10, 1997, HLI, the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement with the Securities and Exchange Commission, as amended, relating to the initial public offering of HLI class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represent approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's class A and class B common stock. The Hartford owns all of the 114 million outstanding shares of class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's class A and class B common stock. Holders of class A common stock generally have identical rights to the holders of class B common stock except that the holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. As of September 30, 1997, The Hartford continues to maintain 81.4% equity ownership in HLI.

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


Dividends

On July 17, 1997, The Hartford declared a dividend on its common stock of $0.40 per share payable on October 1, 1997 to all shareholders of record as of September 2, 1997.

Cash Flows

                                            Nine Months Ended
                                              September 30,
                                        --------------------------
                                            1997         1996
------------------------------------------------------------------
Cash provided by operating activities   $     1,289  $       550
Cash used for investing activities      $    (1,698) $      (263)
Cash provided by (used for) financing
   activities                           $       479  $      (225)
Cash - end of period                    $       178  $       160
------------------------------------------------------------------


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

Subsequent Event

On October 16, 1997, The Hartford entered into a definitive agreement to acquire all outstanding shares of common stock of Omni Insurance Group, Inc. ("Omni"), subject to various conditions including obtaining the approval of Omni shareholders and regulatory authorities. The Hartford agreed to pay cash of $31.75 per share for a total of $187. Omni is a non-standard auto insurer licensed in 25 states and the District of Columbia.


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



                                    The Hartford Financial Services Group, Inc.
                                    (Registrant)



                                    /s/ James J. Westervelt
                                    --------------------------------------------
                                    James J. Westervelt
                                    Senior Vice President and Group Controller
                                    (Chief Accounting Officer)





November 13, 1997

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX



Exhibit #

10.01 Employment Agreement dated July 1, 1997 between The Hartford Financial Services Group, Inc. ("The Hartford") and Ramani Ayer is filed herewith.

10.02 Employment Agreement dated July 1, 1997 between Hartford Life, Inc., The Hartford and Lowndes A. Smith is filed herewith.

10.03     Employment Agreement dated July 1, 1997 between The Hartford and David
          K. Zwiener is filed herewith.

11.01     Computation of Earnings Per Share is filed herewith.

27        Financial Data Schedule is filed herewith.

                                                                                                                 EXHIBIT 11.01
                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                      (In millions, except per share data)

                                                                     Third Quarter Ended              Nine Month Ended
                                                                        September 30,                   September 30,
                                                                --------------------------------------------------------------
                                                                     1997            1996           1997            1996
--------------------------------------------------------------- --------------- --------------- -------------- ---------------
                                                                         (Unaudited)                     (Unaudited)

Net income (loss)                                               $       299     $      (543)    $     1,077    $       (304)

Weighted average common shares outstanding                            118.2           117.2           118.0           117.2

Earnings (loss) per share                                       $      2.53     $     (4.63)    $      9.13    $      (2.59)
--------------------------------------------------------------- -- ------------ -- ------------ -- ----------- --- -----------