Form 10-K
period 1997-12-31
ITT HARTFORD GROUP INC /DE
filed 1998-03-27
CIK 874766

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

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

       Common Stock, par value $0.01 per share
       6.375% Notes due November 1, 2002
       7.30 % Debentures due November 1, 2015
       7.70% Cumulative Quarterly Income Preferred Securities, Series A, issued by Hartford Capital I

       8.35% Cumulative Quarterly Income Preferred Securities, Series B, issued by Hartford Capital II

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, there were outstanding 117,841,749 shares of Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $11,515,215,088, based on the closing price of $98.25 per share of the Common Stock on the New York Stock Exchange on February 27, 1998.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                    CONTENTS


        ITEM  DESCRIPTION                                                 PAGE

PART I    1   Business of The Hartford                                      2
          2   Properties                                                    8
          3   Legal Proceedings                                             8
          4   Submission of Matters to a Vote of Security Holders           8

PART II   5   Market for The Hartford's Common Stock and Related
              Stockholder Matters                                           8
          6   Selected Financial Data                                       9
          7   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10
          7A  Quantitative and Qualitative Disclosures About Market Risk   42
          8   Financial Statements and Supplementary Data                  42
          9   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     42

PART III  10  Directors and Executive Officers of The Hartford             42
          11  Executive Compensation                                       42
          12  Security Ownership of Certain Beneficial Owners and
              Management                                                   42
          13  Certain Relationships and Related Transactions               42

PART IV   14  Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K                                                  42
              Signatures                                                  II-1
              Exhibits Index                                              II-2

PART I

ITEM 1.  BUSINESS OF THE HARTFORD
(DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)

GENERAL

The Hartford Financial Services Group, Inc., formerly ITT Hartford Group, Inc., and its subsidiaries ("The Hartford" or the "Company"), headquartered in Connecticut, are among the largest providers of both property and casualty insurance and life insurance products in the United States. Hartford Fire
Insurance Company ("Hartford Fire"), founded in 1810, is the oldest of The Hartford's subsidiaries. Hartford Fire and its subsidiaries write insurance and reinsurance in the United States and internationally. At December 31, 1997, total assets and total stockholders' equity of The Hartford were $131.7 billion and $6.1 billion, respectively.

The Hartford Financial Services Group, Inc., a Delaware corporation, was formed in December, 1985 as a wholly-owned subsidiary of ITT Corporation ("ITT"). On December 19, 1995, ITT distributed all of the outstanding shares of The Hartford Financial Services Group, Inc. to ITT shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, The Hartford became an independent, publicly traded company. In connection with this transaction, ITT transferred the ownership of First State Insurance Company and Fencourt Reinsurance Company, Ltd. ("Fencourt"), both of which were wholly owned subsidiaries of ITT, to The Hartford Financial Services Group, Inc. prior to the Distribution. (Additional information regarding the Distribution may be found in Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within the Distribution section.)

On February 10, 1997, Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement, as amended, with the Securities and Exchange Commission relating to the initial public offering of HLI Class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1997, The Hartford continued to maintain an 81.4% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

As a holding company, The Hartford Financial Services Group, Inc. has no significant business operations of its own and, therefore, relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations.
Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of the MD&A.

REPORTING SEGMENTS

The Hartford's reporting segments consist of North American Property & Casualty, Life, International, and Other Operations. Included in Other Operations is the effect of an 18.6% minority interest in HLI's operating results. The following is a description of each segment, including a discussion of principal products, methods of distribution, and competitive environments. Additional information on The Hartford's business segments may be found in the MD&A on pages 10 to 41 and
Note 1 and Note 18 of Notes to Consolidated Financial Statements.

NORTH AMERICAN PROPERTY & CASUALTY

The Hartford's North American Property & Casualty segment is the eighth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 1996, according to A.M. Best. With written premiums of $5.8 billion for the year ended December 31, 1997, North American Property & Casualty is the largest of the Company's segments. In 1997, the states producing 5% or more of this segment's written premiums were New York (11%), California (10%), Florida (8%), Connecticut (6%) and Texas (5%). The North American Property & Casualty segment generated $6.7 billion in revenues and $583 in net income in 1997.

Principal Products
------------------

The Hartford's North American Property & Casualty segment consists of three major lines of business: Commercial, Personal and Reinsurance. These lines provide a wide range of insurance coverages for individuals and businesses. Commercial is the largest line of business with $3.2 billion in written premiums in

1997 and offers workers' compensation, property, automobile, liability, marine, agricultural and bond coverages. The Hartford ranks among the largest carriers of personal lines insurance, providing homeowners, automobile and fire coverages to individuals across North America including a special program designed exclusively for members of the American Association of Retired Persons ("AARP"). Additionally, The Hartford is a major global reinsurer, with operations in the United States, Canada, the United Kingdom, Spain, Germany and Hong Kong.

Methods of Distribution
-----------------------

The North American Property & Casualty segment provides insurance products and services through its home office located in Hartford, Connecticut, and 39 domestic regional offices. The Company markets its products nationwide utilizing a variety of distribution networks including the use of approximately 5,900 independent agents and direct marketing including trade associations, customers of financial institutions and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford. Additionally, the Company assumes insurance from other insurers and cedes insurance to other insurers or reinsurers in the worldwide reinsurance market.

Competition
-----------

The property and casualty insurance industry is a highly challenging environment in which The Hartford competes with other stock companies, mutual companies, self insurers and other underwriting organizations. Intense competition within the financial services industry has created difficult market conditions in the domestic property and casualty industry. This competitive environment is created by tremendous price competition, consolidation and globalization of companies, excess capital within the property and casualty insurance industry, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction.

A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through the year 2002. Favorable "baby boomer" demographics are expected to increase AARP membership significantly during this period. During 1996, The Hartford's relationship with AARP was further strengthened when it was awarded a contract to provide customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998.

LIFE

The Hartford's Life segment provides insurance and retirement products for the benefit of millions of individuals. This segment has been among the fastest growing major life insurance operations for the past several years, as measured by assets. Growth in the Life segment's total assets has been primarily driven by its sale of variable annuities. The Company was rated the number one writer of variable annuities for 1997 according to the Variable Annuity and Research Data Service (VARDS) with an 11% market share, and sold approximately $869 of mutual funds in its first full year offering the product, resulting in total mutual fund assets of $972 at December 31, 1997. According to the latest results published by the Life Insurance Marketing and Research Association (LIMRA) (December 1997), the Company was the second largest provider of group disability insurance for the nine months ended September 30, 1997. In addition, according to A.M. Best's latest available data, The Hartford's domestic life insurance operations are ranked as the sixth largest consolidated life insurance company in the United States based on statutory assets as of December 31, 1996. In the past year, the Life segment's total assets have grown 26% to $101 billion at December 31, 1997. The Life segment generated $4.7 billion in revenues and $306 in net income in 1997.

The Life segment, headquartered in Simsbury, Connecticut, operates in three principal divisions: Annuity, Individual Life Insurance, and Employee Benefits. The Life segment also maintains a Guaranteed Investment Contracts division, which is primarily comprised of business written prior to 1995 and a Corporate Operation through which it reports items that are not directly allocable to any of its business divisions.

Principal Products
------------------

The Annuity division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this division reflects the diverse nature of the market. These products include individual variable annuities, fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts, investment management services and mutual funds. The Individual Life Insurance division, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life, and term life insurance policies. The Employee Benefits division sells group insurance products, including group life and group disability insurance, and corporate owned life insurance (COLI) and engages in certain international operations. The Guaranteed Investment Contracts ("GIC") division consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account. Historically, a significant majority of these contracts were sold as general account contracts with fixed rates and fixed maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. The Company internally segregates its GIC division into distinct blocks of business which are separately managed. The Company's GRC business written prior to 1995 is referred to as Closed Book GRC. Management expects no material income or loss from the Guaranteed Investment Contracts division in the future.

Methods of Distribution
-----------------------

The Life segment sells a variety of individual and group financial services and insurance products primarily through broker-dealers, financial institutions, licensed agents, insurance brokers, associations and third party administrators, often with the assistance of the Company's internal sales force. The Annuity division primarily distributes through broker-dealers and financial institutions for individual sales, and through employees of the Company for institutional sales. The Individual Life Insurance division distributes its products through insurance agents, broker-dealers and financial institutions, typically assisted by a dedicated group of Company employees. The Employee Benefits division uses an experienced group of Company employees to distribute its products through a variety of distribution outlets including insurance agents, brokers, associations and third-party administrators.

Competition
-----------

The Life segment competes with over 2,000 life insurance companies in the United States, as well as certain banks, securities brokerage firms and investment advisors who market investment and retirement-oriented products. Competitive factors in the life insurance industry include, but are not limited to, price, name recognition, quality of distribution systems, customer service and financial strength and claims-paying ability ratings. In the individual annuity market, sales volume is also dependent on fund performance, an array of fund and product options, product design and credited rates. The Company was rated the number one writer of variable annuities for 1997 according to the Variable Annuity and Research Data Service with an 11% market share.

INTERNATIONAL

The Hartford's International segment consists of Western European companies offering a variety of insurance products designed to meet the needs of local customers. These companies include ITT London & Edinburgh ("L&E"), headquartered in the United Kingdom, Zwolsche Algemeene ("Zwolsche"), located in both the Netherlands and Belgium, and ITT Ercos in Spain. The International segment generated $1.7 billion in revenues and $110 in net income in 1997. Assets totaled $4.7 billion at December 31, 1997.

Principal Products
------------------

L&E offers both personal and commercial lines property and casualty insurance. Personal lines include automobile, homeowners and creditor (including credit life) products. Commercial lines include property and liability products sold to small to medium sized clients. L&E also provides marine products within the London market. Zwolsche sells property and casualty and life insurance products. Personal lines products at Zwolsche include automobile, hospitalization and homeowners. Commercial products, primarily property coverage, are sold to small to medium sized clients. Zwolsche life insurance operations offer term life, mortgage, savings and pension products. Additionally, Zwolsche has an asset management business offering investment services through a range of mutual funds. ITT Ercos provides both personal and commercial, property and casualty, and life insurance products.


Methods of Distribution
-----------------------

The International segment conducts its business primarily through independent brokers who are compensated on a commission basis. Both L&E and Zwolsche also distribute their products through various financial institutions.

Competition
-----------

The United Kingdom and the Netherlands have historically been open markets with competitors operating from around the world. While Spain has only opened up its market within the last fifteen years, it has attracted significant foreign capital with many of the large global insurance companies establishing a presence, to the extent that foreign capital now exceeds domestic capital. Each market has its own unique characteristics but, in general, competition is very strong in most product lines both from existing competitors and relatively new market entrants.

OTHER OPERATIONS

The Hartford's Other Operations consist of the property and casualty insurance operations of The Hartford which have ceased writing new and renewal business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts, Fencourt and Heritage Reinsurance Company, Ltd., headquartered in Bermuda, and Excess Insurance Company Limited, located in the United Kingdom.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds primarily related to policies written and reinsured prior to 1985. As such, Other Operations have no new product sales, distribution system, or competitive issues.

Included in Other Operations is the effect of an 18.6% minority interest in HLI's operating results.

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

The Hartford  continues to receive claims asserting  damages from  environmental
pollution   and  related   clean-up   costs
and injuries from asbestos and asbestos-related products. Due to deviations from past experience and a variety of social, economic and legal issues, the Company's ability to estimate the future policy benefits, unpaid claims and claim adjustment expenses is significantly impacted. A study, which reviewed and identified environmental and asbestos exposures in the United States, was performed in 1996 and is fully discussed in the Environmental and Asbestos Claims section of the MD&A.

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $449 and $472 as of December 31, 1997 and 1996, respectively, and amortization of the discount had no material effect on net income during 1997, 1996 and 1995, respectively.

In the judgment of The Hartford's management, all information currently available has been properly considered in establishing the reserves for unpaid claims and claim adjustment expenses.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 1(g) of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows.

                        PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                            FOR THE YEARS ENDED DECEMBER 31,
                                      1987     1988     1989     1990    1991     1992     1993     1994     1995    1996     1997
----------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [1]     $7,262  $8,168   $8,666   $9,366   $9,796 $11,103  $11,441  $11,623  $12,047  $13,389 $13,523
CUMULATIVE PAID CLAIMS AND CLAIM
  EXPENSES
     One year later                   2,089   2,296    2,545    2,789    2,879   2,806    2,832    2,983    2,797    2,975      --
     Two years later                  3,323   3,618    4,013    4,428    4,465   4,415    4,602    4,667    4,571       --      --
     Three years later                4,187   4,577    5,132    5,511    5,605   5,655    5,755    5,889       --       --      --
     Four years later                 4,846   5,341    5,863    6,304    6,507   6,507    6,661       --       --       --      --
     Five years later                 5,392   5,872    6,435    6,979    7,173   7,212       --       --       --       --      --
     Six years later                  5,787   6,320    6,944    7,505    7,753      --       --       --       --       --      --
     Seven years later                6,155   6,733    7,360    8,010       --      --       --       --       --       --      --
     Eight years later                6,492   7,094    7,788       --       --      --       --       --       --       --      --
     Nine years later                 6,815   7,470       --       --       --      --       --       --       --       --      --
     Ten years later                  7,156      --       --       --       --      --       --       --       --       --      --
LIABILITIES REESTIMATED
     One year later                   7,437   8,342    8,879    9,636   11,053  11,311   11,484   11,856   13,078   13,428      --
     Two years later                  7,619   8,432    9,052   10,780   11,202  11,354   11,691   13,020   13,156       --      --
     Three years later                7,719   8,482   10,200   10,905   11,315  11,582   12,810   13,080       --       --      --
     Four years later                 7,827   9,645   10,342   11,151   11,653  12,740   12,946       --       --       --      --
     Five years later                 9,117   9,829   10,578   11,515   12,794  12,917       --       --       --       --      --
     Six years later                  9,287  10,068   10,972   12,649   12,996      --       --       --       --       --      --
     Seven years later                9,521  10,478   12,075   12,864       --      --       --       --       --       --      --
     Eight years later                9,943  11,550   12,287       --       --      --       --       --       --       --      --
     Nine years later                10,991  11,748       --       --       --      --       --       --       --       --      --
     Ten years later                 11,185      --       --       --       --      --       --       --       --       --      --
DEFICIENCY                           $3,923  $3,580   $3,621   $3,498   $3,200  $1,814   $1,505   $1,457   $1,109      $39    $ --
----------------------------------------------------------------------------------------------------------------------------------

                     PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                           1993     1994     1995    1996     1997
----------------------------------------------------------------------------------------------------------------------------------
NET RESERVE  [1]                                                                        $11,441  $11,623  $12,047  $13,389 $13,523
   Reinsurance recoverables                                                               5,339    5,317    4,939    4,414   4,348
----------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                                                                      $16,780  $16,940  $16,986  $17,803  17,871
----------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                                                 $12,946  $13,080  $13,155  $13,427
   Reestimated reinsurance recoverables                                                   5,932    5,810    5,055    4,650
----------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE                                                          $18,878  $18,890  $18,210  $18,077
----------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY                                                                   $ 2,098  $ 1,950  $ 1,224  $   274
----------------------------------------------------------------------------------------------------------------------------------

[1] The above tables exclude the liabilities and claim developments for reinsurance coverage written for related parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed. Liabilities, net and gross of reinsurance for unpaid claims and claim adjustment expenses excluded, were $504, $495, $550, $500 and $505 as of December 31, 1993,
    1994, 1995, 1996 and 1997, respectively.

Included in the tables above is the impact of the change in The Hartford's method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants, which was effective January 1, 1994.

LIFE RESERVES

In accordance with applicable insurance regulations under which the Life segment operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For The Hartford's universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

The persistency of The Hartford's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect The Hartford from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

The Hartford's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

REINSURANCE

In accordance with normal industry practice, The Hartford cedes insurance risk to reinsurance companies. For property and casualty operations, these reinsurance arrangements provide greater diversification of business and limit The Hartford's maximum net loss arising from large risks or catastrophes.

A major portion of The Hartford's property and casualty reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with reinsurers that protect it against a specified part or all of certain losses over stipulated amounts.

The ceding of insurance obligations does not discharge the original insurer from its primary liability to the policyholder. The original insurer would remain liable in those situations where the reinsurer is unable to meet the obligations assumed under reinsurance agreements. The Hartford has established strict standards that govern the placement of reinsurance and monitors ceded reinsurance security. Virtually all of The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee.

In accordance with normal industry practice, HLI is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1997, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is the return on invested assets. The Hartford's investment activities are primarily divided between property and casualty and life operations. The investment portfolios of both the property and casualty and the life operations are managed based on the underlying characteristics and nature of their respective liabilities.

The investment objective of property and casualty operations is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The primary investment objective of the life operation's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations.

For a further discussion of The Hartford's approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Note 4 of Notes to Consolidated Financial Statements.

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

State insurance regulations require property and casualty insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms to provide risks with various basic or minimum insurance coverage when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in so-called FAIR Plans or Windstorm Plans providing basic property coverage. Additionally, some states mandate such participation in facilities for providing medical malpractice insurance. Participation is based upon the amount of a company's written premiums in a particular state for the classes of insurance involved.

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

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "NAIC Proposals".

YEAR 2000

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

The Hartford had approximately 25,000 employees as of February 28, 1998.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 1998 Proxy Statement. In addition to those executive officers who are listed in the 1998 Proxy Statement, listed below are other Company executive officers, the majority of whom have served in similar positions for The Hartford prior to the Distribution (referred to herein as "Hartford Fire"):

JOHN F. DONAHUE, 62, became Senior Vice President, International/Reinsurance Operations of The Hartford in June 1996. Prior to that, he served as Senior Vice President, Business Development and Director of reinsurance operations of The Hartford. He also served as Senior Underwriting Officer of Hartford Fire. Mr. Donahue holds the designation of Chartered Property/Casualty Underwriter. He was elected Vice President of Hartford Fire in 1980 and named Director of the commercial lines of business for Hartford Fire in 1987.

JOSEPH H. GAREAU, 51, has been Executive Vice President and Chief Investment Officer of Hartford Fire since 1993 and became Executive Vice President and Chief Investment Officer of the Company in December 1995. Prior to that time, he served as Senior Vice President and Chief Investment Officer for the domestic property and casualty operations of Hartford Fire. Mr. Gareau was elected Vice President of Hartford Fire in 1987.

HELEN G. GOODMAN, 57, has been Senior Vice President, Human Resources of Hartford Fire since 1994 and became Senior Vice President, Human Resources of the Company in December 1995. Prior to that time, she held the position of Senior Vice President, Human Resources for Tambrands Inc.

EDWARD L. MORGAN, 54, has been Senior Vice President, Corporate Relations and Government Affairs of Hartford Fire since 1993 and became Senior Vice President, Corporate Relations and Government Affairs of the Company in December 1995. From 1991 to 1993, he served as Vice President and Director of Corporate Relations of Hartford Fire. Prior to that time, Mr. Morgan held the position of Vice President of Corporate Relations at Allstate Insurance Company.

JAMES J. WESTERVELT, 51, has been Senior Vice President and Group Controller of Hartford Fire since 1994. He was appointed to the same position for the Company in December 1995. He was elected Vice President and became Group Controller in 1989.

MICHAEL S. WILDER, 56, has been Senior Vice President of Hartford Fire since 1987 and General Counsel of Hartford Fire since 1975. He became Senior Vice President and General Counsel of the Company in December 1995.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. The Hartford's international subsidiaries own approximately 203 thousand square feet of office space in the United
Kingdom, 218 thousand square feet of office space in the Netherlands and 74 thousand square feet of office space in Spain. In addition, The Hartford leases approximately 4.9 million square feet throughout the United States and 204 thousand square feet in other countries.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, final outcome of these matters will not materially affect the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is involved in claims litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed above and in the MD&A under the section
Environmental and Asbestos Claims, The Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, reserving methodologies and reinsurance coverages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of The Hartford during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE HARTFORD'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Hartford's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HIG".

The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share:

                         1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.
------------------------ --------- ---------- --------- ----------
1997
Common Stock Price
   High                   $80.75     $86.25     $88.00   $93.56
   Low                     65.63      68.63      79.75    79.44
Dividends Declared          0.40       0.40       0.40     0.40
------------------------ --------- ---------- --------- ----------
1996
Common Stock Price
   High                   $53.00     $54.13     $59.63   $69.50
   Low                     47.13      45.50      50.75    59.13
Dividends Declared          0.40       0.40       0.40     0.40
------------------------ --------- ---------- --------- ----------

At February 27, 1998, there were approximately 150,000 beneficial owners of The Hartford's common stock, including approximately 55,000 shareholders of record and approximately 95,000 shareholders whose shares are held by brokers and other nominees.

On February 19, 1998, The Hartford's Board of Directors approved a 5% increase in its quarterly dividend to $0.42 per share. The dividend will be payable on April 1, 1998 to shareholders of record as of March 2, 1998. The Hartford expects to continue paying quarterly dividends on its common stock of $0.42 per share throughout 1998. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital

Resources and Liquidity section under "Liquidity Requirements" of the MD&A.

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".


ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)

                                                              1997            1996           1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues                                         $    13,305    $     12,473   $     12,150   $     11,102   $     10,338
Income (loss) before cumulative effect of
   accounting changes [1]                                    1,332             (99)           559            632            537
Net income (loss) [1] [2]                                    1,332             (99)           559            644            537
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                           $   131,743    $    108,840   $     93,855   $     76,765   $     66,179
Long-term debt and redeemable preferred stock                1,482           1,032          1,022            682            842
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   parent junior subordinated debentures                     1,000           1,000             --             --             --
Total stockholders' equity                                   6,085           4,520          4,702          3,184          4,012
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA [3]
BASIC EARNINGS PER SHARE
   Income (loss) before cumulative effect of
      accounting changes [1]                           $     11.29    $      (0.84)  $       4.77   $       5.40   $       4.59
   Net income (loss) [1] [2]                                 11.29           (0.84)          4.77           5.50           4.59
DILUTED EARNINGS PER SHARE
   Income (loss) before cumulative effect of
      accounting changes [1]                                 11.16           (0.84)          4.75           5.37           4.56
   Net income (loss) [1] [2]                                 11.16           (0.84)          4.75           5.47           4.56
DIVIDENDS DECLARED PER COMMON SHARE [4]                       1.60            1.60           6.65           1.94           1.90
--------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [5]                       102.3           105.2          104.5          102.5          103.6
Worldwide Property & Casualty [5] [6]                        103.6           105.0          103.6          100.9          102.8
--------------------------------------------------------------------------------------------------------------------------------

[1] 1996 includes other charges of $693, after-tax, or $5.91 basic/diluted earnings per share, consisting primarily of environmental and asbestos reserve increases and recognition of losses on the closed book of guaranteed rate contract business (for additional information, see MD&A).
[2] 1994 includes $12, after-tax, or $0.10 basic/diluted earnings per share, for the net cumulative effect of accounting changes for accounting for certain investments in debt and equity securities and the change in the method of discounting to present value certain workers' compensation reserves.
[3] Actual number of weighted average common shares outstanding at December 31, 1995 of 117.1 and actual number of weighted average common shares outstanding and dilutive potential common shares at December 31, 1995 of
     117.7 are retroactively presented for all prior periods. Per share data has been restated for all periods presented to reflect the adoption of Statement of Financial Accounting Standards No. 128 (for additional information, see Note 10 of Notes to Consolidated Financial Statements).
[4] Prior to the Distribution on December 19, 1995, dividends that The Hartford declared were paid to ITT, which then paid dividends to its shareholders.
[5] 1996 excludes the impact of $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was 116.9 for the North American Property & Casualty segment (for additional information, see MD&A) and 114.6 for the Worldwide Property & Casualty.
[6] Combined ratios exclude the results of the Other Operations segment for all periods presented.

Outlined in the table below are U.S. Industry Combined Ratios for each of the five years ended December 31:

                                                              1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------------

U.S. Industry Combined Ratios  [a]                           101.8          105.9          106.4          108.4          106.9
-------------------------------------------------------------------------------------------------------------------------------

[a] U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 1997 is an estimate prepared as of January 1998.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE F-1.

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc., formerly ITT Hartford Group, Inc., and its subsidiaries ("The Hartford" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including those described with the forward-looking statements herein.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Distribution                                                10
Consolidated Results of Operations: Operating Summary       11
North American Property & Casualty                          13
Life                                                        16
International                                               19
Other Operations                                            21
Reserves                                                    22
Environmental and Asbestos Claims                           22
Investments                                                 24
Capital Markets Risk Management                             27
Capital Resources and Liquidity                             37
Regulatory Initiatives and Contingencies                    40
Effect of Inflation                                         41
Accounting Standards                                        41


DISTRIBUTION

On December 19, 1995, ITT Corporation ("ITT") distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock (the "Distribution" or "Spin-off"). As a result of the Distribution, The Hartford became an independent publicly-traded company. "Regular Way" trading of The Hartford's common stock on the New York Stock Exchange (under the symbol "HIG") commenced on December 20, 1995. In connection with this transaction, ITT transferred First State Insurance Company and Fencourt Reinsurance Company, Ltd., both of which were wholly owned companies of ITT, to The Hartford prior to the Distribution. Consistent with the Consolidated Financial Statements and related Notes, the financial information included herein reflects the results of The Hartford as if it were a separate entity for all periods presented. (For additional information regarding the Distribution, see Note 2 of Notes to Consolidated Financial Statements.)

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OVERVIEW
                                                                                     1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                     $       10,323     $       10,076     $        9,628
Net investment income                                                                 2,655              2,523              2,420
Net realized capital gains (losses)                                                     327               (126)               102
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             13,305             12,473             12,150
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        7,977              8,942              7,769
Amortization of deferred policy acquisition costs                                     1,888              1,678              1,658
Other expenses                                                                        2,105              2,171              1,981
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        11,970             12,791             11,408
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                     1,335               (318)               742
Equity gain on HLI initial public offering                                              368                 --                 --
---------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES, DIVIDENDS ON SUBSIDIARY
             PREFERRED STOCK AND MINORITY INTEREST                                    1,703               (318)               742
Income tax expense (benefit)                                                            334               (219)               180
Dividends on subsidiary preferred stock                                                  --                 --                  3
---------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE MINORITY INTEREST                                      1,369                (99)               559
Minority interest in consolidated subsidiary                                            (37)                --                 --
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                           1,332                (99)               559

Less:    Net realized capital gains, after-tax  [1]                                     215                 57                 67
         Other items                                                                    368               (693)                --
         Allocated Distribution items                                                    --                 --                 14
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                       $          749     $          537     $          478
---------------------------------------------------------------------------------------------------------------------------------

[1] 1996 excludes Closed Book GRC (see below) net realized capital losses of $137, after-tax. This amount is included in other items.

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing lines of business in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for 1997 increased $832, or 7%, from 1996, while revenues for 1996 were up $323, or 3%, from 1995. The growth in both years was primarily due to increases in the Annuity division fee income earned on separate account assets, higher group life and disability sales and premium growth in reinsurance operations and business written under an exclusive licensing arrangement with The American Association of Retired Persons ("AARP"). Partially offsetting these increases were a decrease in corporate owned life insurance "COLI" premiums as a result of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibility of interest on policy loans under leveraged COLI by 1998, and a decrease in premium in mid-to-large commercial accounts and agency personal lines. Higher net investment income and, for 1997, net realized capital gains also contributed to the revenue increase. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

In 1997, core earnings increased $212, or 39%, from 1996 primarily due to a reduction in domestic property catastrophe and other severe weather-related losses of $132, after-tax. Also contributing to the increase were higher net investment income, growth in earnings in the Annuity division, the reduction of incurred environmental and asbestos losses and the reduction of losses in the Guaranteed Investment Contracts division. Soft market conditions related to automobile insurance in the United Kingdom and increased debt service costs partially offset the increase.

Core earnings increased $59, or 12%, to $537 in 1996 from 1995 due primarily to increased revenues earned on a growing annuity asset base, growth in net investment income, increased group insurance premiums and favorable mortality experience, partially offset by after-tax underwriting losses resulting from property catastrophe and other severe weather-related losses in 1996.

NET REALIZED CAPITAL GAINS

See "Investment Results" in the Investments section.

OTHER ITEMS

Net income for 1997 includes a $368 equity gain resulting from the initial public offering of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, Class A common stock ("The Offering"). (For additional information, see Note 3 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

Net income for 1996 includes other charges related to environmental and asbestos reserve increases, net of taxes, of $429 in the North American Property & Casualty segment and $81 in Other Operations (as discussed in the Environmental and Asbestos Claims section), recognition of losses on guaranteed rate contract business ("Closed Book GRC") of $169 (as discussed in the Life section) and other, primarily foreign tax-related items, of $2 in each of the North American Property & Casualty and Life segments and $10 in Other Operations.

ALLOCATED DISTRIBUTION ITEMS

As part of the Distribution, The Hartford was allocated amounts originally recorded at the ITT corporate level. The allocations resulted in net income of $14 in 1995. (For more information on liability sharing arrangements related to the Distribution, see Note 2 of Notes to Consolidated Financial Statements.)

INCOME TAXES

The effective tax rates for 1997, 1996 and 1995 were 25%, 20% and 24%, respectively, excluding the impact of other items in 1997 and 1996. The increase in the effective tax rate for 1997 was due to a reduction in the proportionate share of tax-exempt net investment income to total net income for 1997 compared to 1996. Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% U.S. statutory rate. Income taxes paid/(refunds received) in 1997, 1996 and 1995 were $(37), $170 and $302, respectively. For additional information, see Note 14 of Notes to Consolidated Financial Statements.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Minority interest in consolidated subsidiary represents an 18.6% minority interest in HLI's operating results. (For additional information, see Note 3 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

PER COMMON SHARE

The following table represents per common share data and return on equity for the past three years:


                                   1997        1996     1995
-----------------------------------------------------------------
Basic earnings per share           $11.29    $(0.84)     $4.77
Weighted average common shares
   outstanding [1]                  118.0     117.3      117.1
Diluted earnings per share         $11.16    $(0.84)     $4.75
Weighted average common shares
   outstanding and dilutive
   potential common shares [1]
                                    119.4     117.3      117.7
Return on equity [2]                 28.3%     (2.3)%     12.6%
----------------------------------------------------------------
[1] 1995 weighted average common shares outstanding represents actual number of common shares outstanding at December 31, 1995.
[2] Calculated by dividing net income (loss) by average equity excluding unrealized gain, after-tax. In 1997 and 1996, return on equity excluding other items (as discussed earlier) from net income (loss) was 20.5% and 13.8%, respectively.

SEGMENT RESULTS

The Hartford's reporting segments consist of North American Property & Casualty, Life, International and Other Operations. Included in Other Operations is the effect of an 18.6% minority interest in HLI's operating results. Other
Operations include operations which have ceased writing new and renewal business.

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

The following is a summary of core earnings by segment.

                                   1997       1996       1995
----------------------------------------------------------------
N. A. Property & Casualty        $   433   $    270   $    251
Life                                 306        200        153
International                         46         79         94
Other Operations                     (36)       (12)       (20)
----------------------------------------------------------------
   CORE EARNINGS                 $   749   $    537   $    478
----------------------------------------------------------------

The following is a summary of net income (loss) by segment.

                                   1997       1996       1995
----------------------------------------------------------------
N. A. Property & Casualty        $   583   $   (151)  $    270
Life                                 306         24        150
International                        110        127        126
Other Operations [1]                 333        (99)        (1)
Allocated Distribution items          --         --         14
----------------------------------------------------------------
   NET INCOME (LOSS)             $ 1,332   $    (99)  $    559
----------------------------------------------------------------
[1] For 1997, includes a $368 equity gain resulting from the initial public offering of HLI.

A description of each segment, as well as an analysis of the operating results summarized above, is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY
                                                                                     1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       5,704      $       5,657     $        5,662
Net investment income                                                                   777                661                646
Net realized capital gains                                                              231                 15                 29
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              6,712              6,333              6,337
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        4,069              4,994              4,315
Amortization of deferred policy acquisition costs                                     1,196              1,154              1,178
Other expenses                                                                          720                584                510
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         5,985              6,732              6,003
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                       727               (399)               334
Income tax expense (benefit)                                                            144               (248)                61
Dividends on subsidiary preferred stock                                                  --                 --                  3
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                             583               (151)               270

Less:    Net realized capital gains, after-tax                                          150                 10                 19
         Other items                                                                     --               (431)                --
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         433      $         270     $          251
---------------------------------------------------------------------------------------------------------------------------------

Revenues for 1997 increased $379, or 6%, over 1996, while revenues for 1996 were essentially flat compared to 1995. For a further discussion of premiums, see Summary Underwriting Results below and for net investment income and net realized capital gains, see the Investments section.

Core earnings for the North American Property & Casualty segment were $433, an increase of $163, or 60%, from 1996. The increase was primarily due to a $130, or 61%, improvement in after-tax underwriting results and an $88, or 17%, increase in after-tax net investment income, partially offset by a $36, or 60%, increase in debt service costs. The improved underwriting results were attributable to favorable property catastrophe and other severe weather-related losses in 1997 and a reduction in incurred environmental and asbestos losses. The increase in debt service costs is the result of the 1996 sale of Quarterly Income Preferred Securities and an increase in debt allocated to the North American Property & Casualty segment. (For additional information, see Capital Resources and Liquidity section under "Debt".) In addition, for an analysis of net investment income, see the Investments section.

Core earnings for 1996 of $270 increased $19 from 1995, primarily due to a $53 increase in after-tax net investment income partially offset by a $37 increase in after-tax underwriting loss primarily due to adverse property catastrophe and other severe weather-related losses.

Within the North American Property & Casualty segment, management analyzes the results of operations by the following four major components on a before-tax basis:


                                  1997      1996       1995
---------------------------------------------------------------
Underwriting results [1]         $  (126)  $  (986)   $  (270)
Net investment income                777       661        646
Net realized capital gains           231        15         29
Miscellaneous expenses, net         (155)      (89)       (71)
---------------------------------------------------------------
  OPERATING INCOME (LOSS)        $   727   $  (399)   $   334
---------------------------------------------------------------
[1] 1996 includes the impact of a $660, before-tax, environmental and asbestos charge.

The following discussion summarizes underwriting results by major operation (as defined below) and net miscellaneous expenses. As previously noted, net investment income and net realized capital gains are covered in a separate discussion in the Investments section. Other items, consisting primarily of an increase in environmental and asbestos reserves, are discussed in the Environmental and Asbestos Claims section.

SUMMARY UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table shows written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment.

                              1997         1996        1995
---------------------------------------------------------------
Written premiums           $   5,771   $   5,688   $   5,670
Underwriting results [1]   $    (126)  $    (326)  $    (270)
Combined ratio [1] [2]        102.3        105.2       104.5
---------------------------------------------------------------

[1] 1996 excludes the impact of a $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was
116.9 for the North American Property & Casualty segment.

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

Written premiums for this segment increased 1% in 1997 from 1996, while premiums for 1996 were up slightly from 1995. Premiums from the segment's primary target markets of reinsurance, small commercial accounts and AARP grew 10% in 1997 and 6% in 1996, contributing 4% and 2% growth to the total segment in 1997 and 1996, respectively. However, 3% of this segment growth was offset in each year by an 8% and 6% premium reduction in mid-to-large commercial accounts and agency personal lines in 1997 and 1996, respectively.

Underwriting results for 1997 improved $200, or 2.9 combined ratio points, from 1996 primarily from a decrease in property catastrophe and other severe weather-related losses of $204 and a reduction of $67 in incurred environmental and asbestos losses as a result of the charge taken in the third quarter of 1996 upon completion of the Company's environmental and asbestos database study (for further discussion see, the Environmental and Asbestos Claims section). Partially offsetting these two favorable items were expenses related to significant investments in future growth initiatives and dividends to policyholders in two states in recognition of favorable personal lines automobile results.

In 1996, underwriting losses before-tax increased $56, or 0.7 combined ratio points, over 1995 primarily due to a $130 increase in property catastrophe and other severe weather-related losses, most notably several first quarter winter storms and Hurricane Fran in September. Partially offsetting this increase were the impact of two significant losses, net of reinsurance, in 1995: $40 in connection with the settlement of claims against Dow Corning Corporation alleging product defects arising from breast implants, and $32 resulting from the Company's share of a single industrial fire covered by the Industrial Risk Insurance ("IRI") pool.

The  North  American  Property  &  Casualty  segment  consists  of  three  major
operations:   Commercial,  Personal  and  Reinsurance.  A  description  of  each operation, including an analysis of underwriting results, follows.

Commercial
----------

                              1997         1996        1995
---------------------------------------------------------------
Written premiums           $   3,190   $    3,253  $    3,373
Underwriting results       $    (149)  $     (206) $     (249)
Combined ratio                 104.5        105.8       107.1
---------------------------------------------------------------

Commercial provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. Commercial is organized into three customer market segments: Business Insurance, Commercial Affinity and Commercial Specialty. Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds. Commercial Affinity provides commercial risk management products and services to members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Its results include the bond lines and First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers.
Agricultural, livestock and marine products are also managed within Commercial Specialty.

Written  premiums  decreased  2% in 1997,  compared  to a 4%  decrease  in 1996.
Premium growth in several markets and lines of business including Select Customer, Commercial Affinity, Bond, Marine and Agriculture, Specialty Property and Specialty Casualty totaled 6% in 1997, contributing 3% to Commercial's total premium growth rate. However, this total premium growth was more than offset by a 23% decline in large national accounts caused by declining workers' compensation rates and intense price competition. In 1996, the primary causes for the decrease from the prior year were intense price competition primarily in larger national accounts and a decline in workers' compensation premium from workers' compensation pools and a shift to large deductibles.

Underwriting results improved $57, or 1.3 combined ratio points, in 1997 as compared with 1996. The primary factors contributing to the improvement were reductions in property catastrophe and other severe weather-related losses of $76 and a reduction of asbestos and environmental incurred losses of $67 as a result of the charge taken in 1996. Also, continued favorable loss and loss expense development trends, particularly in workers' compensation and other casualty lines, have been generated through the execution of the operation's total cost containment strategy which includes loss prevention and avoidance, early reporting, active claim management and prompt return to work programs. Partially offsetting the favorable losses described above was a $103 reduction in earned premiums, primarily from the declining written premium from large national accounts over the last two years, which have a high percentage of January renewals and therefore a more significant impact on earned premiums.


In 1996, underwriting results improved $43, or 1.3 combined ratio points, compared with the prior year. This improvement reflected the impact in 1995 of a $40 loss, net of reinsurance, in connection with a settlement of claims against Dow Corning Corporation alleging product defects arising from breast implants and a net $32 loss resulting from a single industrial fire covered by the IRI pool. Excluding the impact of these items on the prior year comparison, 1996 underwriting results decreased $29 from 1995, reflecting a 0.8 point increase in the combined ratio from the adjusted 1995 level. This decline was primarily due to a decrease in property results of approximately $50 which were adversely impacted by property catastrophe and other severe weather-related losses. Despite intense competition, favorable workers' compensation results partially offset this decrease reflecting the impacts of legislative reforms, depopulation in residual pools and effective managed care related initiatives.

Personal
--------

                              1997         1996        1995
---------------------------------------------------------------
Written premiums           $   1,893   $    1,864  $    1,813
Underwriting results       $      37   $     (110) $      (21)
Combined ratio                  98.6        105.2       100.9
---------------------------------------------------------------

Personal provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. Personal is organized to provide customized products and services to three market opportunities: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents; and members of other affinity groups through an affinity center which began in 1996 and is building from the AARP operation competencies. AARP's exclusive licensing arrangement continues through the year 2002, thus providing the Company with an important competitive advantage.

Written premiums increased 2% in 1997 compared to a 3% increase in 1996. Both years included strong growth in AARP premium of 7% which is benefiting from the favorable expansion of this demographic group, partially offset by declines in Agency premiums of 7% in 1997 and 4% in 1996. The decline in 1997 was due to the sale of the Company's Canadian personal lines as well as disruption in the incoming flow of business associated with a major strategic shift in emphasis from homeowners to automobile coverages. The 1996 decline was due to selective disinvestment in unprofitable states and underperforming agents. AARP premiums represented 67% of the 1997 Personal premiums, up from 64% in 1996 and 62% in 1995.

Underwriting  results  improved by $147 in 1997 over 1996,  with a corresponding
6.6 point improvement in the combined ratio. This improvement was primarily due to significantly lower property catastrophe and other severe weather-related losses of $137. Improved automobile and homeowners profitability resulting from expanded cost containment initiatives was partially offset by expenses related to significant investments in future growth initiatives and a $34 dividend to policyholders in two states in recognition of favorable personal lines automobile results. Underwriting results decreased by $89 in 1996, with a 4.3 point increase in the combined ratio. These results were due to an increase in property catastrophe and other severe weather-related losses of $93, partially offset by improved automobile results.

Reinsurance
-----------

                              1997         1996        1995
---------------------------------------------------------------
Written premiums           $     688   $      571  $      484
Underwriting results       $     (14)  $      (10) $       --
Combined ratio                 102.6        102.1        99.9
---------------------------------------------------------------

The Hartford assumes reinsurance worldwide through its nine Hartford Reinsurance Company ("HartRe") offices located in Hartford, San Francisco, Miami, Philadelphia, Toronto, London, Madrid, Munich and Hong Kong. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business.

Written premiums increased 20% in 1997 primarily due to the acquisition of renewal rights for the business of Security Re and San Francisco Re which occurred in late 1996. Written premiums grew 18% in 1996 primarily due to growth in U.S. casualty and specialty lines. This growth resulted from a combination of new business opportunities, an increased level of renewals, and continued new product development in specialty lines, partially offset by a reduction in domestic and international property and marine rates.

Underwriting results for 1997 decreased $4, or 0.5 combined ratio points, from 1996 as favorable worldwide property catastrophe experience was offset by increasingly competitive market conditions which softened premium rate levels. During 1996, HartRe began a strategic shift in its business mix to longer-tailed casualty and specialty lines to provide further growth opportunities and better diversify its portfolio. The expected profitability composition of such longer-tailed lines includes a higher investment income component, which allows for higher targeted combined ratios. As a result of this strategy, along with higher property catastrophe losses, 1996 underwriting results decreased $10 compared with 1995.

MISCELLANEOUS EXPENSES, NET

Miscellaneous expenses, net of miscellaneous income items, were $155 in 1997, up from $89 in 1996. This increase was primarily due to increased debt service costs of $55 resulting from additional borrowings and a reallocation of corporate debt costs to the North American Property & Casualty segment.

Miscellaneous expenses for 1996 were $89, up from $71 in 1995. This increase was primarily due to increased debt costs of $27 from additional borrowings partially offset by increased service fee income from involuntary pool servicing contracts net of other miscellaneous expenses.

OUTLOOK

Difficult market conditions and intense price competition within the property and casualty industry show no signs of diminishing in the near term. However, several major strategic actions are underway, with many completed in 1997, which management believes may counterbalance these negative external factors and position the North American Property & Casualty segment for improved written premium growth in 1998 and beyond, while maintaining core profitability. The acquisition of Omni Insurance Group, Inc., which was completed on February 12, 1998, provides Personal immediate access to the non-standard automobile market with a highly-regarded and well-established franchise. (For additional information, see Capital Resources and Liquidity section under "Omni".) Strategic alliances have been formed with several major national and regional banks to market personal and/or commercial products to each banks' customers. The Hartford Customer Services Group contracted with AARP to service its group health insurance plan partners and recipients beginning January 1, 1998. Significant investments have been made in such areas as advertising, product research and development, technology and staff training to heighten brand awareness, increase product offerings, further develop alternative distribution channels and improve productivity. On-going claim initiatives have kept claim cost increases below national trends. As a result of these and other actions and initiatives, management believes the North American Property & Casualty segment stands poised to capitalize on the opportunities that lie ahead.

LIFE

OPERATING SUMMARY [1]
                                                                                     1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $       3,163      $       3,069     $        2,643
Net investment income                                                                 1,536              1,530              1,451
Net realized capital losses                                                              --               (219)                (4)
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              4,699              4,380              4,090
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        2,671              2,727              2,395
Amortization of deferred policy acquisition costs                                       345                241                205
Other expenses                                                                        1,203              1,381              1,264
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         4,219              4,349              3,864
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              480                 31                226
Income tax expense                                                                      174                  7                 76
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    306                 24                150

Less:     Net realized capital losses, after-tax [2]                                     --                 (5)                (3)
          Other items                                                                    --               (171)                --
---------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         306      $         200     $          153
---------------------------------------------------------------------------------------------------------------------------------

[1] Life results are presented before the effect of the 18.6% minority interest in HLI, which is reflected in Other Operations.
[2] 1996 excludes the Closed Book GRC net realized capital losses of $137, after-tax, which is included in other items.

The Life segment operates in three principal divisions: Annuity, Individual Life Insurance and Employee Benefits. The Life segment also maintains a Guaranteed Investment Contracts ("GIC") division, which is primarily comprised of guaranteed rate contract ("GRC") business written prior to 1995 ("Closed Book GRC") and a Corporate Operation through which it reports net investment income on assets representing surplus not assigned to any of its business divisions and certain other revenue and expenses not specifically allocable to any of its business divisions. On May 22, 1997, HLI, the holding company parent of The Hartford's significant life subsidiaries, completed the Offering of 18.6% of its common stock. (For additional information, see Capital Resources and Liquidity section under "The Offering".)

Revenues increased $319, or 7%, to $4.7 billion in 1997 from $4.4 billion in 1996. Revenues were impacted by the HIPA Act of 1996, which virtually eliminated all new sales of leveraged COLI, and by GRC, where net realized capital losses and other charges were taken in the third quarter of 1996 related to Closed Book GRC. Excluding revenues associated with COLI and GRC, revenues increased $490, or 16%, in 1997 as compared to 1996. The increase was primarily due to growth in the Annuity division where revenues increased as a result of higher fee income earned on growth in separate account assets due to strong annuity sales and stock market appreciation. Additionally, strong sales and renewals of group insurance premiums within the Employee Benefits division contributed to the revenue growth.

Core earnings increased $106, or 53%, to $306 in 1997 from $200 in 1996, primarily as a result of (i) an increase in earnings in the Annuity division of $57 and in the Individual Life Insurance division of $12, both of which were driven by an increase in total account value due to strong sales and stock market appreciation, (ii) an increase in earnings of $6 in the Employee Benefits division principally due to an improvement in group insurance premiums and favorable mortality and morbidity experience and (iii) a reduction in losses of $50 in the GIC division as a result of actions taken in the third quarter of 1996 related to Closed Book GRC (discussed below), partially offset by a decrease in core earnings of $19 in the Corporate Operation due primarily to an increase in capital allocated to the divisions, as well as higher interest expense as a result of increased indebtedness in conjunction with the Offering. (For additional information, see Capital Resources and Liquidity section under "The Offering" and "Debt".)

Revenues increased $290, or 7%, in 1996 as compared to 1995. Excluding revenues associated with COLI and GRC as discussed above, revenues increased $549, or 22%, in 1996 compared to 1995. The increase was primarily due to growth in the Annuity division where revenues increased due to a substantial increase in aggregate fees earned on a larger block of separate account assets as a result of strong annuity sales and stock market appreciation. Additionally, revenues in the Employee Benefits division grew resulting from strong sales and renewals of group insurance premiums.

Core earnings increased $47, or 31%, to $200 in 1996 from $153 in 1995, primarily as a result of (i) an increase in earnings in the Annuity division of $32 and in the Individual Life Insurance division of $7, both of which were driven by an increase in total account value due to strong sales and stock market appreciation, (ii) an increase in earnings of $13 in the Employee Benefits division principally as a result of an increase in group insurance premiums and favorable mortality and morbidity experience and (iii) a reduction in losses of $17 in the GIC division as a result of actions taken in the third quarter of 1996 related to Closed Book GRC, partially offset by a decrease in earnings in the Corporate Operation of $22 due primarily to a favorable guaranty fund adjustment of $10 in 1995 resulting from lower than expected insolvencies in the insurance industry as well as an increase in debt service costs in 1996.

Other items primarily consist of a $169 third quarter 1996 loss in Closed Book GRC (discussed below).

SUMMARY RESULTS

                                          1997                               1996                               1995
                            ---------------------------------- ---------------------------------- --------------------------------
                                                         Net                                Net                                Net
                                           Core       Income                  Core       Income                   Core      Income
                            Revenues   Earnings [1]   (Loss)   Revenues   Earnings [1]   (Loss)    Revenues   Earnings [1]  (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Annuity                  $    1,271  $      202    $   202   $     974  $     145     $   145   $     721   $   113       $   113
Individual Life Insurance       510          56         56         472         44          44         408        37            37
Employee Benefits             2,644          85         85       2,834         79          79       2,523        66            66
Guaranteed Investment
   Contracts                    239          --         --          33        (50)       (224)        377       (67)          (67)
Corporate Operation              35         (37)       (37)         67        (18)        (20)         61         4             1
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL           $    4,699  $      306    $   306   $   4,380  $     200     $    24   $   4,090   $   153       $   150
----------------------------------------------------------------------------------------------------------------------------------

[1]  Core  earnings  represent  after-tax  operational  results  excluding,   as
     applicable, net realized capital gains or losses and certain other items, primarily Closed Book GRC charges in 1996.

The following describes each division, including products and services offered, and analyzes the above results.

Annuity
-------

The Annuity division focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this division reflects the diverse nature of the market. These include individual variable annuities, fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts, investment management contracts and mutual funds. The Company was rated the number one writer of variable annuities for 1997 according to the Variable
Annuity and Research Data Service (VARDS) with an 11% market share, and sold approximately $869 of mutual funds in its first full year offering the product, resulting in total mutual fund assets of $972 at December 31, 1997.

Revenues increased $297, or 30%, to $1.3 billion in 1997 from $974 in 1996. This increase was principally the result of a $229 increase in premiums and other considerations, reflecting a substantial increase in aggregate fees earned due to the division's growing block of separate account assets. The average separate account assets of this division increased to $50.7 billion in 1997 from $37.2 billion in 1996, primarily due to annual sales of individual variable annuities of approximately $9.7 billion in 1997, as well as significant stock market appreciation. In addition, the average general account assets of this division increased to $8.1 billion in 1997 from $7.2 billion in 1996 largely as a result of growth in the general account portion of the individual variable annuity products. The growth in this division in 1997 also resulted in an increase in total benefits, claims and expenses of $207, or 28%, to $957 in 1997 from $750 in 1996. A 33% growth in average account value in 1997, coupled with an overall reduction in individual annuity expenses as a percentage of total individual annuity account value to 25 basis points in 1997 from 28 basis points in 1996, contributed to the growth in core earnings of $57, or 39%, to $202 in 1997 from $145 in 1996.

Similar factors generated an increase in 1996, as compared with 1995, in revenues of $253, or 35%, average general account assets of $1.0 billion, or 16%, average separate account assets of $11.1 billion, or 42%, total benefits, claims and expenses of $196, or 35%, core earnings of $32, or 28%, and a reduction in individual annuity expenses as a percentage of total individual annuity account value to 28 basis points in 1996 from 31 basis points in 1995.

Individual Life Insurance
-------------------------

The Individual Life Insurance division, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life, and term life insurance policies.

Revenues in 1997 increased $38, or 8%, to $510 from $472 in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company which increased 1996 revenues by $9. Excluding this transaction, 1997 revenues increased $47, or 10%, as compared to 1996, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Account values increased $555, or 17%, to $3.8 billion in 1997 from $3.2 billion in 1996. Total benefits, claims and expenses increased $19, or 5%, to $423 in 1997 from $404 in 1996. The growth in the Individual Life Insurance division's account values, particularly variable life, along with favorable mortality experience contributed to an increase in core earnings of $12 in 1997.

Revenues in 1996 increased $64, or 16%, to $472 from $408 in 1995. This increase was primarily due to a $47 increase in premiums and other considerations, reflecting an increase in cost of insurance charges and variable life fees applied to a larger block of business as account values increased $678 to $3.2 billion in 1996 from $2.6 billion in 1995. Total benefits, claims and expenses increased $54, or 15%, to $404 in 1996 from $350 in 1995. This increase reflects the growth in the block of individual life insurance business and is partially offset by favorable mortality results and the full year impact of expense leverage due to the consolidation of the division's two individual life operations in 1995. The combination of account value growth, operational efficiencies, and favorable mortality experience resulted in an increase in core earnings of $7, or 19%, to $44 in 1996 from $37 in 1995.

Employee Benefits
-----------------

The Employee Benefits division sells group insurance products, including group life and group disability insurance, and COLI and engages in certain international operations, primarily in South America. According to the latest results published by the Life Insurance Marketing and Research Association (LIMRA) (December 1997), the Company was the second largest provider of group disability insurance for the nine months ended September 30, 1997.

Revenues decreased $190, or 7%, to $2.6 billion in 1997 from $2.8 billion in 1996. This decrease was primarily attributable to the COLI business for which associated revenues decreased $380, or 28%, to $980 from $1.4 billion in 1996. The decrease in COLI revenues is primarily a result of the elimination of sales of leveraged COLI due to the HIPA Act of 1996 which phases out the deductibility of interest on policy loans under leveraged COLI by the end of 1998. Partially offsetting this decrease was an increase in group insurance revenues of $237, or 16%, to $1.7 billion from $1.5 billion in 1996. The increase in revenues is mainly attributable to group life and group disability premium growth, as a result of strong new business sales and renewals. Total benefits, claims and expenses decreased $212, or 8%, to $2.5 billion in 1997 from $2.7 billion in 1996. This decrease generally reflected a decrease in dividends to policyholders of $394, or 62%, primarily due to the elimination of sales of leveraged COLI, partially offset by an increase in group insurance of $216, or 15%, as a result of growth in group life and group disability products. The 1997 results were impacted by a $6 operating loss related to the division's international operations. This loss was primarily attributable to the segment's operations in Argentina, specifically, the Company's 60% investment in ITT Hartford Sudamericana Holdings, S.A. ("Suda"). In November 1997, the Company replaced the Argentine management team with a new management team and purchased the remaining 40% interest in Suda from the local shareholders. The Argentine loss was primarily due to higher than anticipated costs and expenditures. As a result of the factors mentioned above, and the impact of favorable mortality and morbidity results, core earnings in this division increased $6, or 8%, to $85 in 1997 from $79 in 1996.

Revenues increased $311, or 12%, to $2.8 billion in 1996 from $2.5 billion in 1995. This increase was largely the result of (i) a $162 increase in premiums and other considerations, reflecting a $221 increase in group insurance premiums from strong group disability sales and renewals, partially offset by a decline in leveraged COLI premiums as a result of the HIPA Act of 1996 and (ii) a $149 increase in net investment income, primarily due to an increase in COLI account value as a result of strong sales in 1995. Total benefits, claims and expenses increased $295, or 12%, to $2.7 billion in 1996 from $2.4 billion in 1995. This increase generally reflected an increased block of group disability business and an increase in COLI account value, partially offset by a $41 decrease in dividends to policyholders primarily due to the elimination of sales of leveraged COLI as a result of the enactment of the HIPA Act of 1996. This premium growth in group insurance, along with favorable mortality and morbidity experience, resulted in an increase in core earnings in this division of $13, or 20%, to $79 in 1996 from $66 in 1995.

Guaranteed Investment Contracts
-------------------------------

The GIC division consists of GRC business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes Closed Book GRC. Historically, a significant majority of these contracts were sold as general account contracts with fixed rates and fixed maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing instead to focus its distribution efforts on other products sold through other divisions and selling general account GRC primarily as an accommodation to customers. From 1992 to 1994, the GIC division sold over $5.0 billion of GRC. In contrast, the GIC division sold only $47 and $108 general account GRC in 1997 and 1996, respectively. Consistent with management's expectations, the division had no core earnings in 1997 and expects no material income or loss from the GIC division in the future.

Closed Book GRC results in 1996 and 1995 were negatively affected by lower investment rates and earnings in the related investment portfolio (primarily consisting of collateralized mortgage obligations and mortgage backed securities) due to prepayments experienced in excess of assumed and historical levels in years prior to 1995. Closed Book GRC was also negatively affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities. Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, the Company entered into various hedge transactions in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes. As of December 31, 1997, Closed Book GRC had general account assets and liabilities of $2.2 billion. The scheduled maturities are $1.0 billion, or 45%, in 1998, $0.7 billion, or 32%, in 1999 and $0.5 billion, or 23%, thereafter.

During 1996, Closed Book GRC incurred a $51, after-tax, loss from operations as a result of negative interest spread, as compared with an after-tax loss from operations of $68 in 1995. With the initiation of the hedge transactions discussed above, which eliminated the possibility that the fair value of Closed Book GRC investments would recover to their current amortized cost prior to sale, an other than temporary impairment loss of $82, after-tax, was determined to have occurred and was recorded in September 1996. An additional other than temporary impairment loss of $6, after-tax, occurred in the fourth quarter of 1996 bringing the total 1996 impairment to $88. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $55, after-tax. The asset sales were undertaken as a result of liquidity needs and favorable market conditions for certain securities. Other charges of $32, after-tax, were also incurred in the third quarter of 1996.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Life segment's asset growth and to maximize shareholder value. The Life segment's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Life segment's products and services as individuals increasingly save and plan for retirement, financially protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Management expects that the net income (loss) from Closed Book GRC in the years subsequent to 1997 will be immaterial based on the actual results from 1997, current projections for the performance of the assets and liabilities associated with Closed Book GRC, and the stabilizing effect of the hedge transactions implemented in 1996. However, no assurance can be given that, under certain unanticipated economic circumstances, further losses in respect of Closed Book GRC will not occur in the future.

The HIPA Act of 1996 phases out the deductibility of interest on policy loans under COLI by the end of 1998, thus eliminating all future sales of leveraged COLI. The leveraged COLI product has been an important contributor to the Life segment's profitability in recent years and will continue to contribute to the profitability of the Life segment in the future, although the level of profit is declining. However, the Employee Benefits division has other growth opportunities particularly through its group insurance products.

Certain proposed legislative initiatives which could impact the Life segment are discussed in the Regulatory Initiatives and Contingencies section.

The Company expects continued growth in core earnings for the Life segment in 1998.

INTERNATIONAL

OPERATING SUMMARY
                                                                                     1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $       1,452      $       1,338     $        1,303
Net investment income                                                                   185                183                158
Net realized capital gains                                                               95                 73                 47
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              1,732              1,594              1,508
          -----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        1,037                920                865
Amortization of deferred policy acquisition costs                                       346                284                276
Other expenses                                                                          187                198                178
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         1,570              1,402              1,319
          -----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              162                192                189
Income tax expense                                                                       52                 65                 63
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    110                127                126

Less:    Net realized capital gains, after-tax                                           64                 48                 32
---------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $          46      $          79      $          94
---------------------------------------------------------------------------------------------------------------------------------

The International segment includes direct insurance business written by local companies in the United Kingdom, namely ITT London & Edinburgh, the Netherlands and Belgium, Zwolsche Algemeene, and Spain, ITT Ercos. These companies primarily offer property and casualty products in both personal and commercial lines as well as life insurance products designed to meet the needs of local customers. In addition, other operations primarily represent home office expenses associated with managing international operations.

In 1997, revenues of $1.7 billion were $138, or 9%, higher than 1996, primarily due to new business attributable to an agreement entered into at the end of 1996 with Nationwide Building Society ("Nationwide") at ITT London & Edinburgh to exclusively underwrite the homeowners business of Nationwide's customers. Growth over 1996, excluding Nationwide, was dampened by soft market conditions in the United Kingdom. In addition, the U.S. dollar strengthened against the guilder and peseta during 1997 compared to 1996, while weakening against sterling which overall had a negative foreign exchange impact on revenues of $17.

Core earnings of $46 in 1997 decreased $33, or 42%, from 1996. The decrease in core earnings from 1996 was due to a $33 decrease in after-tax underwriting results of the automobile line at ITT London & Edinburgh and unfavorable foreign exchange of $5 in the Netherlands, due to the strengthening of the U.S. dollar.

In 1996, revenues of $1.6 billion were $86, or 6%, higher than 1995, primarily due to growth at Zwolsche Algemeene and 1995 results at ITT Ercos only reflecting eight months of activity due to its acquisition by the Company in May 1995. Growth over 1995 was dampened by soft market conditions in the United Kingdom. Additionally, the U.S. dollar strengthened during 1996 compared to 1995, resulting in unfavorable foreign exchange translation movements during 1996 resulting in a negative foreign exchange impact on revenues of $37.

Core earnings of $79 in 1996 decreased $15, or 16%, from 1995. The decrease in earnings from 1995 was primarily the result of decreased underwriting results due to heightened competition in the United Kingdom and unfavorable foreign exchange impacts, partially offset by growth in net investment income.

SUMMARY RESULTS
                                          1997                               1996                               1995
                            ---------------------------------- ---------------------------------- --------------------------------
                                                         Net                                Net                                Net
                                           Core       Income                  Core       Income                   Core      Income
                            Revenues   Earnings [1]   (Loss)   Revenues   Earnings [1]   (Loss)    Revenues   Earnings [1]  (Loss)
----------------------------------------------------------------------------------------------------------------------------------
ITT London & Edinburgh   $    1,225  $      14     $    27   $    1,056 $      48     $    50   $     1,039   $   69      $    78
Zwolsche Algemeene              432         33          83          459        32          76           416       25           48
ITT Ercos                        75          2           3           78         3           4            51        2            2
Other                            --         (3)         (3)           1        (4)         (3)            2       (2)          (2)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL           $    1,732  $      46     $   110   $    1,594 $      79     $   127   $     1,508   $   94      $   126
----------------------------------------------------------------------------------------------------------------------------------

[1]  Core  earnings  represent  after-tax  operational  results  excluding,   as
     applicable, net realized capital gains or losses.

ITT London & Edinburgh
----------------------

In 1997, revenues at ITT London & Edinburgh of $1.2 billion increased $169, or 16%, over 1996. In local currency, 1997 revenues grew 10% overall with 25% growth in net written premiums. The increase in revenues and net written premiums was primarily due to a new business agreement entered into at the end of 1996 with Nationwide Building Society. In 1997, the weakening of the U.S. dollar against the sterling resulted in a positive foreign exchange impact on revenues of $59.

Core earnings for 1997 of $14 decreased $34, or 71%, over 1996. In local currency, core earnings were down 72% as a result of a $31 after-tax decrease in the underwriting results of the automobile line, due to reserve strengthening. The foreign exchange impact on core earnings for 1997 was negligible.

In 1996, revenues at ITT London & Edinburgh of $1.1 billion increased $17, or 2%, over 1995. The increase in revenues was due to improved net investment income of $21, partially offset by a shortfall in written premiums due to the intense competitive climate in the United Kingdom. Personal lines for 1996 under-performed the prior year where shortfalls in automobile were partially offset by improvements in personal credit insurance, including life. Commercial lines sales were also dampened due to the increasingly competitive market. Also, strengthening of the U.S. dollar resulted in negative foreign exchange impacts on revenues of $15.

In 1996, core earnings of $48 decreased $21, or 30%, over 1995 primarily due to decreased underwriting results and heightened competition in the United Kingdom market, partially offset by growth in net investment income. The strengthening of the U.S. dollar in 1996 had a negative foreign exchange impact on core earnings of $2.

Zwolsche Algemeene
------------------

In 1997, revenues at Zwolsche Algemeene of $432 decreased $27, or 6%, over 1996. In local currency, 1997 total revenues grew by 8% as a result of 28% growth in net realized capital gains and 9% net written premium growth in life savings and mortgage product lines. All property and casualty lines were flat compared to 1996 net written premium levels in local currency terms. Strengthening in the U.S. dollar against the guilder resulted in a negative foreign exchange impact on revenues of $64.

In 1997, core earnings of $33 improved $1, or 3%, over 1996 levels in U.S. dollar terms. In local currency, 1997 core earnings achieved 19% growth due to strong underwriting results; however, this was offset by a negative foreign exchange impact on core earnings of $5.

Zwolsche Algemeene's 1996 revenues of $459 and core earnings of $32 improved $43, or 10%, and $7, or 28%, respectively, compared with 1995. These increases were due to improved premium growth and stronger underwriting results. Property and casualty growth in 1996 was relatively strong in the automobile line as market pricing improved. In 1996, performance was also strong in life savings and mortgage products business. Due to the strengthening U.S. dollar, foreign exchange had an adverse effect of $20 on revenues and a negligible impact on core earnings.

ITT Ercos
---------

In 1997, revenues at ITT Ercos of $75 decreased $3, or 4%, over 1996 in U.S. dollars. In local currency, 1997 revenues grew by 13% overall with 27% growth in net written premiums of property and casualty product lines together with 9% growth in life savings and mortgage products. Due to the strengthening U.S. dollar, foreign exchange had an adverse effect of $12 on revenues.

In 1997, core earnings of $2 decreased $1, or 33%, over 1996 levels in U.S. dollars. In local currency, 1997 core earnings decreased 13%. Despite improved expense ratios, operating performance was down due to worsening underwriting performance and lower yields on the investment portfolio. The strengthening of the U.S. dollar in 1997 had a negligible foreign exchange impact on core earnings.

The Hartford acquired ITT Ercos in May 1995. In 1996, revenues at ITT Ercos of $78 exceeded the eight months reported for 1995 by $27. Core earnings of $3 were $1 higher than 1995. During 1996, the company consolidated its branch offices into one centralized location and reorganized its national sales organization. These actions were taken to improve expense competitiveness and service which will position the company for future growth. The strengthening of the U.S. dollar against the peseta in 1996 resulted in a negative foreign exchange impact on revenues and core earnings of $2 and $1, respectively.

OUTLOOK

The outlook for 1998 for commercial and personal lines at ITT London & Edinburgh is a continuation of heightened competition. The market currently has excess capacity which will lead to continued soft market pricing in the short term. Continuing competition from direct writing companies and entry by non-traditional risk bearers into markets such as homeowners is anticipated. In connection with the automobile line, management has implemented strong price and underwriting actions in 1997 to improve operational performance. It is expected that these actions will bring about an improvement in the underwriting results of the automobile line in 1998.

The outlook at Zwolsche Algemeene for 1998 is for moderate written premium growth in property and casualty due to an increase in competition. Continued strong growth is expected for life operations. Growth expectations for life savings and pension products in the Netherlands continue to be strong due to their associated tax advantages and expected continued low interest rate environment. The Company will continue to explore the viability of opportunities in both life and property and casualty business in the Netherlands during 1998 as the government continues to review moving certain social security programs into the private sector. In February 1998, the Company obtained a bank license to support growth of the asset management business.

The outlook for ITT Ercos in the Spanish market is for moderate growth. It is expected ITT Ercos will continue to build on the improved operational foundation established in 1996 and expense reductions achieved in 1997 to expand its presence in both life and non-life business during 1998.

The International segment continues to explore acquisition opportunities in Western Europe, Latin America and Asia. In January 1998, the Company acquired a 49% interest in The People's Insurance Company Limited ("PIC"), a Singapore company. This is intended to provide a base of operations for further Asian development. The recent Asian economic crisis has had little impact on the underlying value of the investment in PIC.


OTHER OPERATIONS

OPERATING SUMMARY
                                                                                     1997               1996               1995
----------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $           4      $          12     $           20
Net investment income                                                                   157                149                165
Net realized capital gains                                                                1                  5                 30
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                162                166                215
          ------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          200                301                194
Amortization of deferred policy acquisition costs                                         1                 (1)                (1)
Other expenses (income)                                                                  (5)                 8                 23
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           196                308                216
          ------------------------------------------------------------------------------------------------------------------------
          OPERATING LOSS                                                                (34)              (142)                (1)
Equity gain on HLI initial public offering                                              368                 --                 --
----------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                       334               (142)                (1)
Income tax benefit                                                                      (36)               (43)                --
----------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE MINORITY INTEREST                                        370                (99)                (1)
Minority interest in consolidated subsidiary                                            (37)                --                 --
----------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                             333                (99)                (1)

Less:    Net realized capital gains, after-tax                                            1                  4                 19
         Other items                                                                    368                (91)                --
----------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         (36)     $         (12)     $         (20)
----------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business. These operations primarily include First State Insurance Company, Fencourt Reinsurance Company, Ltd., Heritage Reinsurance Company, Ltd. and Excess Insurance Company Limited, which has been reclassified from ITT

London & Edinburgh in the International segment for all periods presented. The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

Other items for 1997 consisted of a $368 non-taxable equity gain following the sale of 18.6% of The Hartford's principal Life subsidiary, HLI. (For additional information, see Note 3 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".) Other items in 1996 primarily consisted of an increase in environmental and asbestos reserves at First State Insurance Company of $81 as discussed in the Environmental and Asbestos Claims section.

Revenues were essentially flat in 1997 compared to 1996 and decreased $49, or 23%, in 1996 as a result of a decline in net investment income. In 1997, core earnings included a decrease of $37 which represented an 18.6% minority interest in HLI's operating results. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $13 in 1997 over 1996 and $8 in 1996 from the prior year.

OUTLOOK

Except for the uncertainties related to dispute resolution, reinsurance collection and those discussed in the Environmental and Asbestos Claims section, management does not anticipate the future financial performance of the property and casualty operations of Other Operations to have a material effect on the future operating results of the Company.

RESERVES

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly unpredictable due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

The Hartford continually reviews its estimated claims and claim adjustment expense reserves as additional experience and other relevant data become available, and reserve levels are adjusted accordingly. Adjustments to previously established reserves, if any, will be reflected in the operating results of the period in which the adjustment is made. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses. For a discussion of environmental and asbestos claims and the uncertainties related to these reserves, refer to the next section.

In accordance with the insurance laws and regulations under which the Life segment operates, life insurance subsidiaries of The Hartford establish actuarially determined reserves to meet their obligations on their outstanding life and disability insurance contracts, as well as reserves for their universal life and investment contracts. Reserves for life insurance and disability contracts are based on mortality and morbidity tables in general use in the United States, modified to reflect The Hartford's experience. Management believes that these reserves, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves for universal life insurance and investment products represent policy account balances before applicable surrender charges.

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

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, U.S. exposures of The Hartford's International segment and exposures of the Other Operations segment, and covered the Company's Commercial, Personal, and Reinsurance operations. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

An international actuarial firm reviewed The Hartford's approach and concluded that the way the Company studied its exposures, the thoroughness of its analysis and the way The Hartford came to its estimates were reasonable and comprehensive.

Upon completion of the study and assessment of the results in October 1996, The Hartford determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively.

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 1997, 1996 and 1995, was as follows (net of reinsurance):

                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                                                1997                                         1996                          1995
                               ----------------------------------------    -----------------------------------------    ----------
                                Environmental    Asbestos     Total         Environmental     Asbestos     Total        Total [1]
                               ---------------------------------------------------------------------------------------------------

Beginning liability               $    1,439     $     717   $  2,156      $          926    $     410   $   1,336      $   1,334
Claims and claim adjustment
  expenses incurred                       --             2          2                 603          322         925            163
Claims and claim adjustment
  expenses paid                         (113)          (45)      (158)               (124)         (35)       (159)          (161)
Other [2]                                (14)           14         --                  34           20          54             --
----------------------------------------------------------------------------------------------------------------------------------
     ENDING LIABILITY [3]         $    1,312     $     688   $  2,000       $       1,439    $     717   $   2,156      $   1,336
----------------------------------------------------------------------------------------------------------------------------------

[1] Prior to December 31, 1995, reserves were not split between environmental and asbestos exposures.

[2] Other represents reclassifications of beginning reserves between environmental and asbestos for 1997 and represents reclassifications of reserves that were not previously identified as environmental and asbestos for 1996.

[3] The ending liabilities are net of reinsurance on reported and unreported claims of $1,853, $1,972 and $1,939 for 1997, 1996 and 1995, respectively.
     Gross of reinsurance, as of December 31, 1997, 1996 and 1995 reserves for environmental and asbestos were $2,165 and $1,688, $2,342 and $1,786, and $1,707 and $1,568, respectively.

The Hartford's pretax operating earnings have been impacted over the last three years by incurred environmental and asbestos claims and claim adjustment expenses, net of reinsurance, as follows: $2 in 1997, $925 in 1996 and $163 in 1995.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1997 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

INVESTMENTS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International, and Other Operations. The investment portfolios for these segments are managed based on the underlying characteristics and nature of their respective liabilities. For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.

The investment portfolios of the individual segments are managed by distinct investment strategy groups which are accountable to the senior management of the segments. They are responsible for monitoring and managing the segment's asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the portfolios. Hartford Investment Management Company, a wholly owned subsidiary of The Hartford, executes the investment plan of the strategy groups including the identification and purchase of securities that fulfill the objectives of the strategy groups. International subsidiaries maintain individual investment units with comparable responsibilities.

NORTH AMERICAN PROPERTY & CASUALTY

The investment objective of the North American Property & Casualty segment is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Investment strategies are developed based on a variety of factors, including business needs, regulatory requirements and tax considerations.

Total invested assets were $15.0 billion at December 31, 1997 and were comprised of fixed maturities of $13.5 billion and other investments of $1.5 billion, primarily equity securities. As of December 31, 1997 and 1996, the segment had a minimal amount of real estate.

                   FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
TYPE                          FAIR    PERCENT   FAIR    PERCENT
                              VALUE             VALUE
----------------------------------------------------------------

Municipal - tax-exempt     $  7,873    58.5% $  7,123    63.2%
Corporate                     2,257    16.8%    2,160    19.1%
Commercial MBS                  687     5.1%      107     0.9%
ABS                             559     4.2%      206     1.8%
MBS - agency                    540     4.0%      213     1.9%
CMO                             483     3.6%      655     5.8%
Gov't/Gov't agencies - For.     459     3.4%      279     2.5%
Gov't/Gov't agencies - U.S.      32     0.2%       15     0.1%
Municipal - taxable              31     0.2%       68     0.6%
Short-term                      479     3.6%      419     3.7%
Redeemable pref'd stock          56     0.4%       47     0.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 13,456   100.0% $ 11,292   100.0%
----------------------------------------------------------------

During 1997, the North American Property & Casualty segment adjusted its strategy to increase its ownership of taxable bonds, specifically, asset backed securities ("ABS"), commercial mortgage backed securities ("MBS") and corporates. In addition, the segment's percentage ownership of equity securities to total invested assets decreased primarily as a result of opportunities taken in a favorable equity market.

The taxable equivalent duration of the December 31, 1997 fixed maturity portfolio was 4.7 years compared to 5.0 years at December 31, 1996. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                                     1997      1996     1995
----------------------------------------------------------------

Net investment income, before-tax   $   777  $  661   $    646
Net investment income, after-tax    $   619  $  531   $    478
[1]
Yield on average invested assets,
  before-tax [2]                        5.9%    5.5%       5.8%
Yield on average invested assets,
  after-tax [1] [2]                     4.7%    4.4%       4.3%
Net realized capital gains,         $   231  $   15   $     29
before-tax
----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.
[2] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1997, before-tax net investment income was $777 compared to $661 in 1996, an increase of 18%, while after-tax net investment income increased 17%. The increase in both before- and after-tax net investment income was primarily due to an increase in invested assets as a result of increased operating cash flow, investment of the proceeds from the 1996 sale of Quarterly Income Preferred Securities and 1997 repayment of allocated advances by HLI, partially offset by the 1997 North American Property & Casualty segment's share of repayment of short-term debt. The increase in both before- and after-tax yield was primarily due to increased allocations to higher yielding ABS and commercial MBS along with an increase in below investment grade securities.

For the year ended December 31, 1996, before-tax net investment income was $661 compared to $646 in 1995, an increase of 2%, while after-tax net investment income increased 11%. The increase in before-tax net investment income was primarily due to increased ownership of high yield securities, duration extension of 0.6 years and an increase in invested assets. While before-tax yield decreased due to an increased allocation to common stocks and municipal bonds and the sale of taxable bonds, increases in after-tax yield and income were primarily due to the strategic decision to increase investment in municipal tax-exempt bonds.

Net realized capital gains increased to $231 in 1997 from $15 in 1996. The increase in net realized capital gains resulted primarily from opportunities in a strong equity market, partially offset by real estate writedowns of $31.

Net realized capital gains declined to $15 in 1996 from $29 in 1995. Included in 1996 activity was the generation of $77 of net realized capital gains in the common stock portfolios which were offset by real estate writedowns of $27 and losses incurred in the sale of lower yielding taxable bonds.

LIFE

The primary investment objective of the Life segment's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations as discussed in the Capital Markets Risk Management section under "Market Risk - Life Operations - Interest Rate Risk").

Invested assets, excluding separate accounts, totaled $21.0 billion at December 31, 1997 and were comprised of $16.8 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $363. Policy loans, which had a weighted-average interest rate of 11.2% as of December 31, 1997, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
TYPE                          FAIR   PERCENT    FAIR    PERCENT
                              VALUE             VALUE
----------------------------------------------------------------

Corporate                  $  7,970   47.3%  $  7,587    48.3%
ABS                           3,199   19.0%     2,693    17.1%
Commercial MBS                1,606    9.5%     1,098     7.0%
CMO                             978    5.8%     2,150    13.7%
MBS - agency                    514    3.1%       402     2.6%
Gov't/Gov't agencies - For.     502    3.0%       395     2.5%
Municipal - taxable             267    1.6%       266     1.7%
Gov't/Gov't agencies - U.S.     241    1.4%       355     2.2%
Municipal - tax-exempt          171    1.0%        --      --
Short-term                    1,395    8.3%       765     4.9%
Redeemable preferred stock        5      --        --      --
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 16,848  100.0%  $ 15,711   100.0%
----------------------------------------------------------------

During 1997, the Life segment continued its objective of managing exposure to securities that "underperform" in a falling interest rate environment. The segment continued to concentrate on reducing exposure to the collateralized mortgage obligations ("CMO") asset sector, and reallocated the funds into public and private corporate bonds, commercial MBS and other nonresidential ABS. In general, commercial MBS and other nonresidential ABS, although subject to prepayment risk, are significantly less sensitive to changes in interest rates as compared to CMO securities. At December 31, 1997, holdings in CMO securities were $978, or 5.7%, of total invested assets excluding policy loans compared to $2.2 billion, or 13.4%, at December 31, 1996 and $3.7 billion, or 22%, at December 31, 1995.

As of December 31, 1997 and 1996, approximately 22.6% and 10.3%, respectively, of the segment's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities. However, covenants for private placements are designed to mitigate the impact of such increased liquidity risk. Most of the private placement securities in the segment's portfolio are rated by rating agencies.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

(before-tax)                         1997      1996     1995
----------------------------------------------------------------

Net investment income               $ 1,536  $ 1,530  $ 1,451
Yield on average invested assets[1]     7.6%     7.7%     7.4%
Net realized capital losses         $   --   $  (219) $   (4)
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1997, before-tax net investment income totaled $1.5 billion, unchanged from 1996. Before-tax yields on average invested assets decreased to 7.6% in 1997 from 7.7% in 1996. The decrease in before-tax yields was primarily attributable to declining market interest rates and a reduction in policy loan yields.

For the year ended December 31, 1996, before-tax net investment income increased by 5% from 1995. Yields on average invested assets increased to 7.7% in 1996 from 7.4% in 1995. The increase in net investment income was primarily due to an increase in policy loans, new business cash flow invested in fixed maturities and asset mix changes offset by asset sales and maturities in Closed Book GRC. (For additional information regarding Closed Book GRC, see the Life section.) The increase in before-tax yield was primarily due to the increase in policy loan yields, offset by a reduction in yield on fixed maturities as a result of sales and maturities of higher yielding assets reinvested at lower average yields.

There were no net realized capital gains or losses for the year ended December 31, 1997 as compared to net realized capital losses of $219 in 1996 and $4 in 1995. The 1996 capital losses were primarily attributable to the writedown and sale of certain securities within Closed Book GRC.

INTERNATIONAL

The investment objectives of the International segment are to generate appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. The International segment primarily comprises the investment activities of ITT London & Edinburgh, Zwolsche Algemeene and ITT Ercos, which are engaged in property and casualty and life insurance. Investments are made in maturities and currencies which reflect the nature of the liabilities.

Invested assets, excluding separate accounts, were $2.7 billion at December 31, 1997 and were comprised of fixed maturities of $2.3 billion and other investments of $407, primarily equity securities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
TYPE                            FAIR    PERCENT   FAIR   PERCENT
                                VALUE             VALUE
----------------------------------------------------------------

Gov't/Gov't agencies - For.  $    829    36.5% $  1,384    63.1%
Corporate                         414    18.3%      401    18.3%
Gov't/Gov't agencies - U.S.        19     0.8%       29     1.3%
Short-term                      1,007    44.4%      379    17.3%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES    $  2,269   100.0% $  2,193   100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

(before-tax)                         1997      1996     1995
----------------------------------------------------------------

Net investment income              $    185 $    183  $    158
Yield on average invested assets [1]    7.2%     7.4%      7.3%
Net realized capital gains         $     95 $     73  $     47
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1997, both net investment income and yield were relatively flat as compared to 1996.

For the year ended December 31, 1996, before-tax net investment income totaled $183 compared to $158 in 1995, an increase of 16%. Before-tax yields on average invested assets increased to 7.4% in 1996 from 7.3% in 1995. The change in net investment income reflected the full year of investment results from ITT Ercos (acquired in May, 1995), a change in asset composition favoring longer maturities, and a modest increase in cash flow.

Net realized capital gains increased to $95 in 1997 compared to $73 in 1996, primarily the result of opportunities in a favorable equity market. Net realized capital gains increased to $73 in 1996 from $47 in 1995 due to increased sales in 1996 of both fixed maturities and equity securities.

OTHER OPERATIONS

The investment objective of the Other Operations segment is to ensure the full and timely payment of all liabilities. The ongoing strategy is to match asset and liability cash flow in the early years and to minimize the difference between asset and liability durations.

Invested assets were $2.5 billion at December 31, 1997 and were mostly comprised of fixed maturities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
TYPE                          FAIR    PERCENT  FAIR    PERCENT
                              VALUE            VALUE
----------------------------------------------------------------

Corporate                 $   1,530    61.7% $ 1,458     64.7%
Commercial MBS                  149     6.0%      88      3.9%
ABS                             142     5.7%     148      6.6%
Gov't/Gov't agencies - U.S.      88     3.5%     141      6.2%
Gov't/Gov't agencies - For.      83     3.3%      72      3.2%
MBS - agency                     56     2.3%      36      1.6%
Municipal - taxable              39     1.6%      22      1.0%
CMO                              27     1.1%      40      1.8%
Short-term                      357    14.4%     248     11.0%
Redeemable preferred stock        9     0.4%      --      --
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $  2,480   100.0% $ 2,253    100.0%
----------------------------------------------------------------
INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

(before-tax)                         1997      1996     1995
----------------------------------------------------------------

Net investment income               $   157  $   149   $   165
Yield on average invested assets [1]    6.7%     6.5%      7.2%
Net realized capital gains          $     1  $     5   $    30
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1997, before-tax net investment income totaled $157 compared to $149 in 1996, an increase of 5%, while before-tax yields increased to 6.7% from 6.5%. The increase in net investment income and yield was due primarily to an increase in invested assets and the receipt of interest income in an arbitration settlement.

For the year ended December 31, 1996, before-tax net investment income totaled $149 compared to $165 in 1995, a decrease of 10%. Before-tax yields on average invested assets decreased to 6.5% in 1996 from 7.2% in 1995. The decrease in net investment income and yield were due to the sale of fixed maturities late in 1995 in the Fencourt portfolio and reinvestment in securities with substantially lower yields.

Net realized capital gains were $1 in 1997 compared to $5 in 1996 and $30 in 1995, primarily due to gains taken in the Fencourt portfolio in 1995.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $59.4 billion as of December 31, 1997, wherein the policyholder assumes substantially all the risk and reward, and guaranteed separate accounts totaling $10.7 billion as of December 31, 1997 wherein The Hartford contractually guarantees  either a  minimum  return  or  account  value  to the  policyholder.
Investment strategy varies by fund choice, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuity and modified guaranteed life insurance, and generally include market value adjustment features to mitigate the disintermediation risk in the event of surrenders.

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments while asset/liability management is the responsibility of separate and distinct risk management units supporting the property and casualty and life operations. Derivative instruments are utilized in accordance with established Company policy and are monitored internally and reviewed by senior management.

The Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments entered into for trading purposes.

CREDIT RISK

The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and frequent review by the Company's Finance Committee.

The Company invests primarily in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored on a regular interval.

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

The Hartford is not exposed to any significant credit concentration risk of a single issuer.

The following tables identify fixed maturity securities for the property and casualty operations, including international and other operations, and the life operations, including international operations and guaranteed separate accounts, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

PROPERTY AND CASUALTY OPERATIONS

As of December 31, 1997, over 95% of the fixed maturity portfolio was invested in investment-grade securities.

              FIXED MATURITIES BY CREDIT QUALITY
----------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
CREDIT QUALITY                FAIR    PERCENT   FAIR    PERCENT
                              VALUE             VALUE
----------------------------------------------------------------
 U.S. Gov't/Gov't agencies $  1,083     6.1% $  1,058     6.9%
 AAA                          6,337    35.4%    5,739    37.3%
 AA                           3,426    19.1%    3,095    20.1%
 A                            3,096    17.3%    2,779    18.0%
 BBB                          1,352     7.6%      877     5.7%
 BB & below                     767     4.3%      581     3.8%
 Not Rated                       --     --        256     1.7%
 Short-term                   1,832    10.2%      998     6.5%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 17,893   100.0% $ 15,383   100.0%
----------------------------------------------------------------

LIFE OPERATIONS

As of December 31, 1997, over 99% of the fixed maturity portfolio was invested in investment-grade securities.

              FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------------
                                 1997               1996
----------------------------------------------------------------
CREDIT QUALITY                FAIR    PERCENT   FAIR    PERCENT
                              VALUE             VALUE
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies $  2,907    10.6% $  2,003     7.6%
 AAA                          4,252    15.4%    6,047    23.1%
 AA                           2,990    10.9%    3,704    14.1%
 A                            9,351    33.9%    8,936    34.1%
 BBB                          5,966    21.7%    4,467    17.0%
 BB & below                     205     0.7%      155     0.6%
 Short-term                   1,880     6.8%      911     3.5%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 27,551   100.0% $ 26,223   100.0%
----------------------------------------------------------------

MARKET RISK

The Hartford has several objectives in managing market risk associated with its property and casualty and life operations. The property and casualty operations attempt to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. The property and casualty operations have material exposure to interest rate and equity market risk. The life operations are responsible for maximizing after-tax returns within acceptable risk parameters including the management of the interest rate sensitivity of invested assets to that of policyholder obligations. The life operations have material market exposure to interest rate risk associated with its fixed maturity portfolios. The Company continually monitors these exposures and adjusts the composition and profile of its invested assets through both the cash and derivatives markets to manage these risks.

The  Company  analyzes   interest  rate  risk  using  various  models  including
multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information of these strategies along with tables reflecting outstanding derivative instruments, see the Property and Casualty Operations and Life Operations discussions below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.1 billion at December 31, 1997.

The following discussions focus on the key market risk exposures within each of the property and casualty and life operations.


PROPERTY AND CASUALTY OPERATIONS

Interest Rate Risk
------------------

The primary exposure to interest rate risk in the property and casualty operations relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt issued. Derivative instruments are used periodically to manage interest rate risk and as a result, their value will change as market rates change, usually in the opposite direction of the item being hedged. The total notional amount of derivatives used for hedging interest rate risk was $125 as of December 31, 1997.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons at December 31, 1997, are reflected in the following table by estimated maturity year. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based upon spot rates as of December 31, 1997, and is based primarily on London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed as they were immaterial to the property and casualty operations' investment portfolio.

                                                                                                                          1997
                                                1998       1999      2000       2001       2002   Thereafter    TOTAL  Fair Value
---------------------------------------------------------------------------------------------------------------------------------

BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                                 $    127   $     80  $     95   $    115   $    174  $  5,581   $  6,172   $  6,341
   Weighted average coupon                        6.7%       7.4%      8.4%       7.4%       6.3%      5.4%       5.5%
Variable Rate
   Par value                                 $     --   $     --  $     --   $     --   $     --  $    257   $    257   $    232
   Weighted average coupon                         --         --        --         --         --       6.4%       6.4%

BONDS AND NOTES - OTHER
Fixed Rate
   Par value                                 $  2,011   $    689  $    490   $    764   $    711  $   3,662  $  8,327   $  8,620
   Weighted average coupon                        6.2%       6.9%      7.2%       7.4%       7.0%      6.3%       6.5%
Variable Rate
   Par value                                 $     --   $     --  $     --   $     --   $     --  $     70   $     70   $     57
   Weighted average coupon                         --         --        --         --         --       6.5%       6.5%

ASSET BACKED SECURITIES
Fixed Rate
   Par value                                 $     16   $      5  $    108   $     95   $    132  $    301   $    657   $    668
   Weighted average coupon                        8.4%       7.4%      6.5%       7.2%       6.8%      6.6%       6.8%
Variable Rate
   Par value                                 $     --   $     --  $     --   $     --   $     --  $     30   $     30   $     30
   Weighted average coupon                         --         --        --         --         --       6.6%       6.6%

COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                                 $      9   $     13  $     42   $     30   $    109  $    288   $    491   $    493
   Weighted average coupon                        8.6%       6.7%      7.1%       7.0%       6.5%      7.2%       7.0%
Variable Rate
   Par value                                 $     --   $     --  $     --   $     --   $     --  $     17   $     17   $     17
   Weighted average coupon                         --         --        --         --         --       7.9%       7.9%

COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                 $     --   $     --  $     27   $      6   $     15  $    654   $    702   $    724
   Weighted average coupon                         --         --       6.5%       6.8%       7.1%      7.3%       7.2%
Variable Rate
   Par value                                 $     --   $     --  $     --   $     --   $     --  $    108   $    108   $    112
   Weighted average coupon                         --         --        --         --         --       7.3%       7.3%

MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                 $     --   $     --  $     --   $     --   $      1  $    586   $    587   $    596
   Weighted average coupon                         --         --        --         --        6.8%      7.3%       7.3%
---------------------------------------------------------------------------------------------------------------------------------

The following table provides information as of December 31, 1997 on interest rate swaps used to manage interest rate risk on fixed maturities and presents notional amounts with weighted average pay and receive rates by maturity year. The weighted average pay rate is based upon spot rates as of December 31, 1997.

                                                                                                                             1997
INTEREST RATE SWAPS                               1998      1999       2000      2001       2002    Thereafter   TOTAL  Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
   Notional value                           $     --  $     --   $     --  $     --   $     75    $    50    $    125    $     3
   Weighted average pay rate                      --        --         --        --         5.8%      5.9%        5.8%
   Weighted average receive rate                  --        --         --        --         6.5%      6.7%        6.6%
----------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1997 on debt obligations and reflects principal cash flows and related weighted average interest rate by maturity year.

                                                                                                                             1997
                                               1998      1999       2000      2001       2002    Thereafter   TOTAL    Fair Value
---------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Fixed Rate
   Amount                                   $    241  $     --   $     --  $     --   $     --  $     --    $    241  $    244
   Weighted average interest rate                7.8%       --         --        --         --        --         7.8%

LONG-TERM DEBT
Fixed Rate
   Amount                                   $     --  $     --   $     --  $    200   $    434  $    198    $    832  $    856
   Weighted average interest rate                 --        --         --       8.3%       6.9%      7.3%        7.2%
---------------------------------------------------------------------------------------------------------------------------------

Equities Price Risk
-------------------

The property and casualty operations hold a well diversified portfolio of investments in equity securities representing firms in various countries, industries and market segments ranging from small market capitalization stocks to the Standard & Poor's 500 stocks. The risk associated with these securities relates to potential decreases in value resulting from changes in the equity prices.

The operations may occasionally use equity futures to hedge against a change in value on the anticipated purchase or sale of equity securities. As of December 31, 1997, there were no outstanding derivative instruments hedging equity price risk.

The following table reflects equity securities owned at December 31, 1997 grouped by major market type.


                                             1997
                               --------------------------------
EQUITY SECURITIES                 Fair Value       Percent
---------------------------------------------------------------
Domestic
   Large cap                     $      793           45.5%
   Midcap/small cap                     293           16.8%
Foreign
   EAFE [1]/Canadian                    562           32.3%
   Emerging                              93            5.4%
---------------------------------------------------------------
       Total                    $     1,741          100.0%
---------------------------------------------------------------
[1]  Europe, Australia, Far East countries index.

Currency Exchange Risk
----------------------

Currency exchange risk within the property and casualty operations relates primarily to translating both profits and net equity investment in its international subsidiaries from the subsidiary's local currency to U.S. dollars. The following table represents the property and casualty operations' net equity investments in its primary foreign subsidiaries, the related foreign currency and the impact to the net equity investment based upon a 10% change in foreign currency rates at December 31, 1997.


                                     Impact of 10%
                                        Changes
                      Net Equity    ----------------
Company               Investment    -10%     +10%     Currency
--------------------- ------------- -------- ------- -----------
ITT London &
 Edinburgh               $362        $(36)     $36    Sterling
Zwolsche Algemeene        353         (35)      35    Guilder
ITT Ercos                  53          (1)       1    Pesetas
--------------------- ------------- -------- ------- -----------

Currency exchange risk also exists with respect to investments in foreign equity securities. Forward foreign contracts with a notional amount of $51 are used to hedge this risk.

LIFE OPERATIONS

Interest Rate Risk
------------------

The life operations' general and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the life operations' profitability. Under certain circumstances of interest rate volatility, the life operations could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For the life operations' non-guaranteed separate accounts, exposure is not significant as the policyholder assumes substantially all of the investment risk.

The life operations' general account and guaranteed separate account investment portfolios primarily consist of investment-grade, fixed maturity securities, including corporate bonds, asset backed securities, commercial mortgage backed securities and collateralized mortgage obligations. The fair value of these and the life operations' other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on residential mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally slows, also exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For further discussion of the Company's risk management techniques to manage this market risk, see the "Asset and Liability Management Strategies Used to Manage Market Risk" discussed below.

As described above, the life operations hold a significant fixed maturity portfolio which includes both fixed and variable rate features. The following table reflects the principal amounts of the life operations' general and guaranteed separate account fixed and variable rate fixed maturity portfolios, at December 31, 1997, along with the respective weighted average coupons, by estimated maturity year. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based upon spot rates as of December 31, 1997, and is primarily based upon LIBOR. Callable bonds and notes are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the life investment portfolio.

                                                                                                                          1997
                                                1998       1999      2000       2001       2002   Thereafter    TOTAL  Fair Value
---------------------------------------------------------------------------------------------------------------------------------

BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                                $     37   $     50  $     28   $     13   $    12   $    566   $    706  $      668
   Weighted average coupon                      10.5%       7.5%      7.7%       7.6%      7.7%       5.4%       6.0%
Variable Rate
   Par value                                $     66   $     33  $     28   $     44   $    15   $    981   $  1,167  $    1,106
   Weighted average coupon                       6.4%       6.9%      7.1%       6.0%      6.4%       6.5%       6.5%

BONDS AND NOTES - OTHER
Fixed Rate
   Par value                                $  3,024   $  1,413  $  1,305   $  1,242   $ 1,058   $  7,306   $ 15,348  $   15,127
   Weighted average coupon                       3.2%       6.8%      7.1%       7.5%      7.7%       6.2%       5.9%
Variable Rate
   Par value                                $    140   $     47  $    138   $     --   $    84   $    900   $  1,309  $    1,352
   Weighted average coupon                       5.1%       1.3%      6.4%       --       5.7%       5.4%       5.3%

ASSET BACKED SECURITIES
Fixed Rate
   Par value                                $    211   $    251  $    447   $    566   $   240   $    573   $  2,288  $    2,325
   Weighted average coupon                       6.9%       6.6%      6.7%       7.0%      6.8%       7.3%       7.0%
Variable Rate
   Par value                                $     40   $    183  $    237   $    304   $   358   $    837   $  1,959  $    1,959
   Weighted average coupon                       6.2%       6.2%      6.2%       6.7%      6.2%       6.4%       6.4%

COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                                $     29   $    171  $    572   $    308   $    78   $    581   $  1,739  $    1,695
   Weighted average coupon                       6.5%       6.0%      6.1%       5.6%      5.6%       6.0%       5.9%
Variable Rate
   Par value                                $     28   $     12  $     27   $     14   $     6   $    359   $    446  $      424
   Weighted average coupon                       6.8%       6.6%      4.2%       6.7%      3.4%       7.7%       7.3%

COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                $      4   $     45  $    184   $    112   $   134   $    969   $  1,448  $    1,441
   Weighted average coupon                       8.6%       7.4%      6.9%      7.7%      7.0%       7.4%       7.3%
Variable Rate
   Par value                                $     20   $     83  $     90   $     70   $   165   $    382   $    810  $      821
   Weighted average coupon                       6.1%       7.5%      6.9%      6.6%      6.5%       7.3%       7.0%

MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                $      4   $     25  $      3   $     41   $     2   $    501   $    576  $      590
   Weighted average coupon                       7.3%       7.0%       7.4%      6.2%      8.1%       7.4%       7.3%
Variable Rate
   Par value                                $     --   $     --  $     --   $     --   $    --   $     24   $     24  $       24
   Weighted average coupon                        --         --        --         --        --        6.5%       6.5%
---------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1997 on debt obligations and reflects principal cash flows and related weighted average interest rate by maturity year.

                                                                                                                             1997
                                               1998      1999       2000      2001       2002    Thereafter   TOTAL    Fair Value
---------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Fixed Rate
   Amount                                   $     50  $     --   $     --  $     --   $     --  $     --   $     50   $    50
   Weighted average interest rate                5.8%       --         --        --         --        --        5.8%

LONG-TERM DEBT
Fixed Rate
   Amount                                   $     --  $     --   $     --  $     --   $     --  $    650   $    650   $   674
   Weighted average interest rate                 --        --         --        --         --       7.4%       7.4%
---------------------------------------------------------------------------------------------------------------------------------

Asset and Liability Management Strategies Used to Manage Market Risk
--------------------------------------------------------------------

The life operations employ several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the life operations use a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. Notional amounts pertaining to derivatives totaled $10.9 billion at December 31, 1997 ($6.6 billion related to insurance investments and $4.3 billion related to life insurance liabilities). The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, life operations commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1997 was $255.

Liability Hedging -- Several products obligate the life operations to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the life operation typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the life operations to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedging as of December 31, 1997 was $4.3 billion.

Asset Hedging -- To meet the various life policyholder obligations and to provide cost effective prudent investment risk diversification, the life operations may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1997 was $3.2 billion.

Portfolio Hedging -- The life operation periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1997 was $3.1 billion.

The following tables provide information as of December 31, 1997 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the tables present contract amount and weighted average settlement price by expected maturity year.


                                                                                                                             1997
INTEREST RATE SWAPS                               1998      1999       2000      2001       2002    Thereafter   TOTAL  Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
   Notional value                              $    120  $    151   $     69  $    198   $     39  $    297   $     874  $   (19)
   Weighted average pay rate                        5.9%      6.4%       6.5%      6.7%       6.7%      6.5%        6.5%
   Weighted average receive rate                    7.1%      6.2%       5.9%      6.1%       5.9%      5.8%        6.1%
Pay Variable/Receive Fixed
   Notional value                              $    749  $    995   $    428  $    351   $    449  $  1,240   $   4,212  $   172
   Weighted average pay rate                        5.9%      5.9%       5.9%      6.0%       5.9%      5.9%        5.9%
   Weighted average receive rate                    6.4%      6.5%       6.8%      7.0%       6.7%      7.5%        6.9%
Pay Variable /Receive Different Variable
   Notional value                              $     83  $    161   $    275  $     50   $    291  $    721   $   1,581  $    (3)
   Weighted average pay rate                        6.0%      5.9%       5.9%      5.9%       7.7%      6.5%        6.4%
   Weighted average receive rate                    6.0%      6.8%       6.1%      9.6%       6.1%      7.0%        6.7%
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                             1997
                                                  1998      1999       2000      2001       2002    Thereafter   TOTAL  Fair Value
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CAPS - LIBOR BASED
Purchased
   Notional value                              $     --  $     --   $     --  $      5   $     --  $     38   $      43   $     3
   Weighted average strike rate (4.0 - 5.9%)         --        --         --       5.9%        --       5.2%       5.2%
   Notional value                              $     50  $     --   $     --  $     --   $     --  $     35   $      85   $     1
   Weighted average strike rate (6.0 - 7.9%)        7.0%       --         --        --         --       6.6%       6.8%
   Notional value                              $     37  $     --   $     --  $     --   $     13  $    210   $     260   $     2
   Weighted average strike rate (8.0 - 9.9%)        8.6%       --         --        --        9.0%      8.4%       8.5%
   Notional value                              $      -- $     16   $     10  $     --   $     26  $     --   $      52   $    --
   Weighted average strike rate (10.0 - 11.9%)       --      11.8%      11.5%       --       10.1%       --       10.9%
Issued
   Notional value                              $     50  $     --   $     --  $     --   $     --  $     13   $      63   $    --
   Weighted average strike rate (6.0 - 7.9%)        7.0%       --         --        --         --       7.2%        7.0%
   Notional value                              $     --  $     --   $     --  $      4   $     --  $     13   $      17   $    --
   Weighted average strike rate (8.0 - 9.9%)         --        --         --       8.9%        --       8.3%        8.5%

INTEREST RATE CAPS - CMT BASED
Purchased
   Notional value                              $    200  $     --   $    343  $     --   $     --  $     18   $     561   $    --
   Weighted average strike rate (6.0 - 7.9%)        7.5%       --        7.8%       --         --       7.0%       7.6%
   Notional value                              $     --  $     --   $     95  $    100   $    100  $     --   $     295   $    --
   Weighted average strike rate (8.0 - 9.9%)         --        --        8.0%      8.0%       9.5%       --        8.5%
Issued
   Notional value                              $     --  $     --   $    343  $     --   $     --  $     18   $     361   $    --
   Weighted average strike rate (6.0 - 7.9%)         --        --        7.8%       --         --       7.5%       7.8%
   Notional value                              $     --  $     --   $     --  $    100   $    100  $     --   $     200   $    --
   Weighted average strike rate (8.0 - 9.9%)         --        --         --       8.0%       9.5%       --        8.8%
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                             1997
                                                  1998      1999       2000      2001       2002    Thereafter   TOTAL  Fair Value
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS - LIBOR BASED
Purchased
   Notional value                              $     --  $    100   $     --  $     --   $     --  $     --   $     100  $    --
   Weighted average strike rate (4.0 - 5.9%)         --       4.2%        --        --         --        --        4.2%
   Notional value                              $     --  $     --   $     --  $     --   $     --  $     65   $      65  $     5
   Weighted average strike rate (6.0 - 7.9%)         --        --         --        --         --       7.0%       7.0%
Issued
   Notional value                              $     --  $     --   $     10  $     10   $     39  $    204   $     263  $    (4)
   Weighted average strike rate (4.0 - 5.9%)         --        --        5.1%      4.9%       5.3%      5.3%       5.3%
   Notional value                              $     --  $     --   $     --  $     --   $     --  $     27   $      27  $    (3)
   Weighted average strike rate (6.0 - 7.9%)         --        --         --        --         --       7.8%       7.8%

INTEREST RATE FLOORS - CMT BASED
Purchased
   Notional value                              $    300  $     --   $    100  $     --   $     --  $    150   $     550  $     4
   Weighted average strike rate (4.0 - 5.9%)        5.8%       --        5.8%       --         --       5.5%       5.7%
   Notional value                              $     81  $     40   $     10  $    500   $     --  $     --   $     631  $     9
   Weighted average strike rate (6.0 - 7.9%)        6.3%      6.5%       6.0%      6.0%        --        --        6.1%
Issued
   Notional value                              $     --  $     --   $     --  $    540   $     --  $     --   $     540  $    (2)
   Weighted average strike rate (4.0 - 5.9%)         --        --         --       5.0%        --        --        5.0%
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                             1997
INTEREST RATE FUTURES                             1998      1999       2000      2001       2002    Thereafter   TOTAL  Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Long
   Contract amount/notional                    $     19  $     --   $     --  $     --   $     --  $     --   $      19      N/A
   Weighted average settlement price           $    121  $     --   $     --  $     --   $     --  $     --   $     121      N/A
Short
   Contract amount/notional                    $     22  $      3   $     25  $     --   $     --  $     --   $      50      N/A
   Weighted average settlement price           $     94  $     94   $     94  $     --   $     --  $     --   $      94      N/A
----------------------------------------------------------------------------------------------------------------------------------

N/A - Not applicable.

Life Insurance Liability Characteristics
----------------------------------------

Life operations' insurance liabilities, other than non-guaranteed separate accounts, are primarily related to accumulation vehicles such as fixed or variable annuities and investment contracts and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate -- Products in this category require the life operations to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the life operations to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period.
Product examples include universal life contracts and the general account portion of the life operations' variable annuity products.
Liability duration is short to intermediate-term.

Other Insurance Products

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years.

Short-term Pay Out Liabilities -- These liabilities are short-term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows.
Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Matching the duration of investments with respective policyholder obligations is an explicit objective of the life operations' management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1997 are reflected in the table below by expected maturity year.

 (dollars in billions)
----------------------------------------------------------------------------------------------------------------------------------
DESCRIPTION [1]                                          1998        1999       2000       2001        2002    Thereafter    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles             $     2.9  $     1.8   $    1.9   $     1.2  $     0.6   $     4.3  $    12.7
   Weighted average credited rate                        6.6%       7.1%        6.9%       6.9%       7.1%        6.6%       6.8%
Indexed asset accumulation vehicles                $     0.1  $     0.1   $    --    $     --   $     --    $     --   $     0.2
   Weighted average credited rate                        5.7%       6.3%        --         --         --          --         5.9%
Interest credited asset accumulation vehicles      $     4.2  $     0.6   $    0.4   $     0.4  $     0.5   $     4.7  $    10.8
   Weighted average credited rate                        5.7%       6.0%        6.0%       6.0%       6.1%        5.9%       5.8%
Long-term pay out liabilities                      $     0.4  $     0.3   $    0.2   $     0.1  $     0.1   $     1.2  $     2.3
Short-term pay out liabilities                     $     0.5  $     --    $    --    $     --   $     --    $     --   $     0.5
----------------------------------------------------------------------------------------------------------------------------------

[1] As of December 31, 1997, the fair value of the life operations investment contracts including guaranteed separate accounts was $21.9 billion.

Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by the life operations, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represent about 60% of the life operations' general and guaranteed separate account liabilities. The remaining liabilities generally allow the life operation significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                 Change in Net Economic Value
                                       December 31, 1997
                                --------------------------------
Basis point shift                   - 100            + 100
------------------------------- --------------- ----------------

  Amount                        $        5       $       (10)
  Percent of liability value          0.03%            (0.06%)
------------------------------- -- ------------ --- ------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                         1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                     $        291   $         500   $         886
Long-term debt                                                                             1,482           1,032           1,022
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures ("QUIPS")                           1,000           1,000              --
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $      2,773   $       2,532   $       1,908
     ----------------------------------------------------------------------------------------------------------------------------
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY [1]                               $        351   $          --   $          --
     ----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                          $      5,232   $       4,168   $       4,457
Unrealized gain on securities, net of tax                                                    853             352             245
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $      6,085   $       4,520   $       4,702
     ----------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION [2]                                                       $      8,356   $       6,700   $       6,365
     ----------------------------------------------------------------------------------------------------------------------------
Debt to equity [2]                                                                            53%             61%             43%
Debt to capitalization [2]                                                                    33%             38%             30%
---------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $46. [2] Excludes unrealized gain on securities, net of tax.

CAPITALIZATION

The Hartford's total capitalization excluding unrealized gain on securities, net of tax, increased by $1.7 billion in 1997. This change primarily was the result of earnings and the effects of the Offering (see below) and additional net borrowings, partially offset by dividends declared on The Hartford's common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) improved in 1997 as compared to 1996, primarily as a result of earnings and the impact of the Offering, partially offset by increased debt.

In 1996, total capitalization excluding unrealized gain on securities, net of tax, increased by $335 from 1995 as a result of additional net borrowings, partially offset by the net loss and dividends declared on The Hartford's common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) increased in 1996 as compared to 1995, primarily as a result of increased debt.

THE OFFERING

On February 10, 1997, HLI, the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement, as amended, with the Securities and Exchange Commission relating to the initial public offering of HLI Class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1997, The Hartford continued to maintain an 81.4% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. Management used or will use the proceeds from the Offering to reduce certain debt outstanding, to fund growth initiatives and for other general corporate purposes. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

DEBT

Total debt in 1997 increased $241 compared to a $624 increase in the prior year. The Hartford used the proceeds of these additional borrowings to fund the insurance operations of its subsidiaries and to repay outstanding commercial paper and other short-term debt.

As of December 31, 1997, The Hartford had an unsecured aggregate $2.0 billion credit facility with twenty-seven participating banks which is comprised of a $1.5 billion five year revolving credit facility with four years remaining and a $500 short-term credit facility. This facility is available for general corporate purposes and to provide additional support to the Company's existing commercial paper program. At December 31, 1997, there were no outstanding borrowings under the facility.

During 1996, The Hartford expanded its commercial paper program by increasing the maximum allowable outstanding amount of unsecured short-term commercial paper notes from $1.0 billion to $2.0 billion.

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. On June 12, 1997, HLI issued and sold $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. HLI also issued $50 of short-term debt in the form of commercial paper. HLI used the proceeds from these issuances for the repayment of short-term debt and for other general corporate purposes.

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances (discussed above), and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.

In connection with a shelf registration statement filed with and declared effective by the Securities and Exchange Commission ("SEC") in 1995, The Hartford registered for sale up to an aggregate $1.0 billion of debt securities and preferred stock. In 1995, the Company issued and sold $500 in senior debt securities. The intended use of the proceeds from the sale of such securities has been and will continue to be primarily for the repayment and/or replacement of outstanding commercial paper and other short-term debt. This reflects The Hartford's strategy of managing its capital within acceptable ranges of volatility and financial ratings while achieving the lowest long-term cost of capital that is reasonably possible. On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities, making an aggregate of $1.75 billion available for sale. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (referred to below) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts. After the issuance of QUIPS on October 30, 1996 discussed below, The Hartford had $1.25 billion remaining on this shelf registration at December 31, 1997.

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts ("Hartford Trusts") formed by The Hartford filed with the SEC a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts which were issued as discussed below. (For additional information, see Notes 7 and 8 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES ("QUIPS")

On February 28, 1996, Hartford Capital I, a subsidiary trust, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from The Hartford. The Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness. (For additional information, see Note 8 of Notes to Consolidated Financial Statements.)

On October 30, 1996, Hartford Capital II, a subsidiary trust, issued 20,000,000, Series B, 8.35% Cumulative Quarterly Income Preferred Securities. The proceeds from the sale of these securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures from The Hartford. The Hartford used the proceeds from the sale of such debentures for general corporate purposes. (For additional information, see Note 8 of Notes to Consolidated Financial Statements.)

DIVIDENDS

In 1997, The Hartford declared $189 and paid $190 in dividends to shareholders. In 1996, The Hartford declared $188 and paid $140 in dividends to shareholders.

On October 16, 1997, The Hartford declared a dividend on its common stock of $0.40 per share payable on January 2, 1998 to all shareholders of record as of December 1, 1997.

On February 19, 1998, The Hartford's Board of Directors approved a 5% increase in its quarterly dividend to $0.42 per share. The dividend will be payable on April 1, 1998 to shareholders of record as of March 2, 1998. The Hartford expects to continue paying quarterly dividends on its common stock of $0.42 per share throughout 1998. Dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of The Hartford and the impact of the regulatory restrictions discussed in Liquidity Requirements below.

TREASURY STOCK

In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. During 1997, to make shares available to employees pursuant to certain stock-based benefit plans, The Hartford repurchased 550,000 shares of its common stock in the open market at a total cost of $45.

RATINGS

The following table summarizes The Hartford's significant U.S. member companies' current financial ratings from the major independent rating organizations.

                             A.M.  DUFF &   STANDARD
                             BEST  PHELPS   & POOR'S  MOODY'S
----------------------------------------------------------------
INSURANCE RATINGS:
  Hartford Fire               A+     AA        AA       Aa3
  Hartford Life               A+     AA+       AA       Aa3
  Hartford Life & Accident    A+     AA+       AA       Aa3
  The Hartford Life &
   Annuity                    A+     AA+       AA       Aa3
----------------------------------------------------------------
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                --      A+        A         A2
   Commercial paper           --      D-1      A-1       P-1
  Hartford Life, Inc.:
   Senior debt                --      A+        A         A2
   Commercial paper           --      D-1      A-1       P-1
  Hartford Capital I and
   II quarterly income
   preferred securities       --       A        A-        a2
----------------------------------------------------------------

In January 1998, ratings from Duff & Phelps and Standard & Poor's were reaffirmed for The Hartford's significant U.S. member companies. In September 1997, A.M. Best removed the ratings of The Hartford's significant member companies from under review and reaffirmed the ratings.

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and its credit facility. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. The Hartford Financial Services Group, Inc. is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt, pay dividends on The Hartford's common stock and pay business expenses.

Dividends to The Hartford Financial Services Group, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Hartford Fire adheres to these laws which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of The Hartford Financial Services Group, Inc. in 1998, without prior approval, is $810.

The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, The Hartford carries a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") adopted regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both property and casualty companies (effective December 31, 1994) and life companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 1997, each of The Hartford's insurance subsidiaries within the North American Property & Casualty and Life segments had more than sufficient capital to meet the NAIC's RBC requirements.

CASH FLOW

                               1997         1996        1995
----------------------------------------------------------------
Net cash provided by
   operating activities    $   2,045    $     994   $   1,094
Net cash used for
   investing activities    $  (2,247)   $  (1,035)  $  (1,597)
Net cash provided by
   financing activities    $     239    $      59   $     533
Cash - end of year         $     140    $     112   $      95
----------------------------------------------------------------

During 1997, cash provided by operating activities increased from the prior year due primarily to strong revenue growth in the Life segment combined with lower paid losses at the North American Property & Casualty segment resulting from lower property catastrophe and other severe weather-related losses. Cash provided by financing activities increased from the prior year due to proceeds of the Offering partially offset by declines in investment-type contracts written in the Life segment. The increase in cash used for investing activities reflects the investment of the additional proceeds generated by operating and financing activities.

During 1996, cash provided by operating activities decreased from the prior year due primarily to increased policy acquisition costs related to strong growth in the Life segment. The changes in cash provided by both investing and financing activities between 1996 and 1995 was primarily due to declines in investment-type contracts written in the Life segment coupled with increases in investment-type contract maturities.

Operating cash flows in each of the last three years have been more than adequate to meet liquidity requirements.

OMNI

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni Insurance Group, Inc. ("Omni"), a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition will be reported as a purchase transaction and accordingly, the results of Omni's operations will be included in The Hartford's consolidated financial statements from the closing date of the transaction.

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include medical testing for insurability, tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. President Clinton's 1998 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of variable annuities and COLI by contractholders, which if enacted as described, could have a material adverse impact on the Company's sales of these products. It is too early to determine whether these tax proposals will ultimately be enacted by Congress and the potential impact, if any, to the Company's financial condition or results of operations. Measures which may significantly impact the property and casualty industry include possible modifications to the Superfund program, the tax laws governing property and casualty insurance companies, Federal catastrophe fund legislation and tort reform proposals.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, all members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $19 in 1997, $14 in 1996 and $15 in 1995.

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for property and casualty and life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Fire Insurance Company. Even if enacted in Connecticut or other states in which The Hartford's subsidiaries are domiciled, it is expected that these laws will neither significantly change The Hartford's investment strategies nor have any material adverse effect on The Hartford's liquidity or financial position.

The NAIC is expected to adopt its codification of Statutory Accounting Principles ("SAP") in early 1998 with a proposed effective date of January 1, 1999. The American Institute of Certified Public Accountants (AICPA) has not yet determined whether SAP will qualify as an Other Comprehensive Basis of Accounting ("OCBOA"). If SAP is granted OCBOA status and is adopted by The Hartford's domiciliary states, the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of the Company.

YEAR 2000

The Year 2000 issue relates to the ability or inability of computer systems to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because, historically, many computer systems that are in use today were developed years ago when a year was identified using a two-digit field rather than a four-digit field. As information and data containing or related to the century date are introduced to computer hardware, software and other systems, date sensitive systems may recognize the year 2000 as "1900", or not at all, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

As an insurance and financial services company, The Hartford has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products of The Hartford. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, The Hartford has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products.

Beginning in 1990, The Hartford began working on making its computer systems Year 2000 ready, either through installing new programs or replacing systems. In January 1998, The Hartford commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in The Hartford's business segments. The Hartford currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by The Hartford through the year ended December 31, 1997 have not been material to The Hartford's financial condition or results of operations. The Hartford will continue to incur costs related to its Year 2000 efforts and is in the process of attempting to determine the approximate total costs to be incurred in the future, which costs are not currently anticipated to be material to the Company's financial condition or results of operations.

In addition, as part of its Year 2000 program, The Hartford is identifying third parties with which it has significant business relations in order to attempt to assess the potential impact on The Hartford of their Year 2000 issues and remediation plans. The Hartford currently anticipates that it will substantially complete this evaluation by the end of 1998, and will conduct systems testing with certain third parties through 1999. The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, The Hartford expects to develop plans to attempt to minimize identified third party exposures.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of The Hartford during the three most recent fiscal years.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1998 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.

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

(a)  Documents filed as a part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements elsewhere herein.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.

     3.   EXHIBITS. See Exhibit Index elsewhere herein.

(b) On December 18, 1997, The Hartford filed a Form 8-K, reporting under Item 5, Other Events, that The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of The Hartford's outstanding common stock.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

                                     - 42 -
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                      Page(s)
Report of Management                                                   F-1
Report of Independent Public Accountants                               F-2
Consolidated Statements of Income for the three years ended
December 31, 1997                                                      F-3
Consolidated Balance Sheets as of December 31, 1997 and 1996           F-4
Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 1997                                          F-5
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1997                                                     F-6
Notes to Consolidated Financial Statements                             F-7-27
Summary of Investments - Other Than Investments in Affiliates          S-1
Supplementary Condensed Financial Statements                           S-2-3
Supplementary Insurance Information                                    S-4
Reinsurance                                                            S-5
Valuation and Qualifying Accounts                                      S-6
Supplemental Information Concerning Property and Casualty
Insurance Operations                                                   S-7




                              REPORT OF MANAGEMENT


The management of The Hartford Financial Services Group, Inc., formerly ITT Hartford Group, Inc., and its subsidiaries ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operation, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available The Hartford's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of The Hartford's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is The Hartford's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while The Hartford's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration The Hartford's system of internal controls in determining the nature, timing and extent of their audit tests.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE HARTFORD FINANCIAL SERVICES GROUP, INC.:

We have audited the accompanying Consolidated Balance Sheets of The Hartford Financial Services Group, Inc. (a Delaware corporation), formerly ITT Hartford Group, Inc., and its subsidiaries ("The Hartford") as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of The Hartford's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



                                                       ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 27, 1998

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                  For the years ended December 31,
                                                                      -----------------------------------------------------
(In millions, except for per share data)                                      1997             1996              1995
---------------------------------------------------------------------------------------------------------------------------
REVENUES
   Earned premiums and other considerations                           $       10,323    $       10,076   $         9,628
   Net investment income                                                       2,655             2,523             2,420
   Net realized capital gains (losses)                                           327              (126)              102
---------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                         13,305            12,473            12,150
       --------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
   Benefits, claims and claim adjustment expenses                              7,977             8,942             7,769
   Amortization of deferred policy acquisition costs                           1,888             1,678             1,658
   Other expenses                                                              2,105             2,171             1,981
---------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                    11,970            12,791            11,408
       --------------------------------------------------------------------------------------------------------------------

       OPERATING INCOME (LOSS)                                                 1,335              (318)              742
   Equity gain on HLI initial public offering                                    368                --                --
---------------------------------------------------------------------------------------------------------------------------

       INCOME (LOSS) BEFORE INCOME TAXES, DIVIDENDS ON SUBSIDIARY
          PREFERRED STOCK AND MINORITY INTEREST                                1,703              (318)              742
   Income tax expense (benefit)                                                  334              (219)              180
   Dividends on subsidiary preferred stock                                        --                --                 3
---------------------------------------------------------------------------------------------------------------------------

       INCOME (LOSS) BEFORE MINORITY INTEREST                                  1,369               (99)              559
   Minority interest in consolidated subsidiary                                  (37)               --                --
---------------------------------------------------------------------------------------------------------------------------

       NET INCOME (LOSS)                                              $        1,332   $           (99)  $           559
===========================================================================================================================

Basic earnings per share                                              $        11.29   $         (0.84)  $          4.77
Diluted earnings per share                                            $        11.16   $         (0.84)  $          4.75
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding  [1]                                118.0             117.3             117.1
Weighted average common shares outstanding and
  dilutive potential common shares  [1]                                        119.4             117.3             117.7
---------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                     $         1.60   $          1.60   $          --
---------------------------------------------------------------------------------------------------------------------------

[1] 1995 weighted average common shares outstanding represents actual number of common shares outstanding at December 31, 1995.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                                  As of December 31,
                                                                                           ----------------------------------
(In millions, except for share data)                                                            1997              1996
------------------------------------------------------------------------------------------ ---------------- -----------------
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of $34,061 and
     $31,178)                                                                              $      35,053    $      31,449
   Equity securities, available for sale, at fair value (cost of $1,509 and $1,581)                1,922            1,865
   Policy loans, at outstanding balance                                                            3,759            3,839
   Other investments, at cost                                                                        388              486
------------------------------------------------------------------------------------------ ---------------- -----------------
      Total investments                                                                           41,122           37,639
   Cash                                                                                              140              112
   Premiums receivable and agents' balances                                                        1,873            1,797
   Reinsurance recoverables                                                                       10,839           11,229
   Deferred policy acquisition costs                                                               4,181            3,535
   Deferred income tax                                                                               955            1,480
   Other assets                                                                                    2,502            2,596
   Separate account assets                                                                        70,131           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL ASSETS                                                                         $     131,743    $     108,840
      ------------------------------------------------------------------------------------------ ---------------- -----------

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                $      18,376    $      18,303
      Life                                                                                         5,271            4,371
   Other policy claims and benefits payable                                                       21,143           22,220
   Unearned premiums                                                                               2,895            2,797
   Short-term debt                                                                                   291              500
   Long-term debt                                                                                  1,482            1,032
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely parent junior subordinated debentures                                           1,000            1,000
   Other liabilities                                                                               4,672            3,645
   Separate account liabilities                                                                   70,131           50,452
------------------------------------------------------------------------------------------ ---------------- -----------------
                                                                                                 125,261          104,320

COMMITMENTS AND CONTINGENCIES, NOTE 15

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                         397                --

STOCKHOLDERS' EQUITY
   Common stock - authorized 200,000,000, issued 119,989,999 and 119,194,412 shares, par
    value $0.01                                                                                        1                1
   Additional paid-in capital                                                                      1,659            1,642
   Retained earnings                                                                               3,658            2,515
   Treasury stock, at cost - 2,013,779 and 1,638,000 shares                                          (65)             (30)
   Cumulative translation adjustments                                                                (21)              40
   Unrealized gain on securities, net of tax                                                         853              352
------------------------------------------------------------------------------------------ ---------------- -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   6,085            4,520
      ==================================================================================== ================ =================
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     131,743    $     108,840
      ==================================================================================== ================ =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                 Amounts                                      Shares
                                                              (in millions)                               (in thousands)
                                                ------------------------------------------      ----------------------------------
                                                     1997          1996         1995               1997        1996        1995
                                                ------------------------------------------      ----------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of year                   $      1,643  $      1,637  $      1,357           119,194     118,762          --
   The Hartford Distribution:  [1]
      Issuance of common stock in
       connection with the Distribution                   --            --            --                --          --     117,069
      Common stock issued to a subsidiary
       of the Company                                     --            --            30                --          --       1,408
      Other                                               --            --            --                --          --         230
   Issuance of shares under incentive
    and stock purchase plans                              29             6            --               796         432          --
   Other                                                 (12)           --           250                --          --          55
----------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                              1,660         1,643         1,637           119,990     119,194     118,762
----------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance, beginning of year                          2,515         2,802         3,022
   Net income (loss)                                   1,332           (99)          559
   Dividends declared on common stock                   (189)         (188)         (779)
----------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                              3,658         2,515         2,802
----------------------------------------------------------------------------------------------------------------------------------

TREASURY STOCK, AT COST
   Balance, beginning of year                            (30)          (30)           --            (1,638)     (1,638)         --
   Issuance of shares under incentive
    and stock purchase plans                              10            --            --               174          --          --
   Treasury stock acquired                               (45)           --            --              (550)         --          --
   Common stock issued to a subsidiary
    of the Company                                        --            --           (30)               --          --      (1,408)
   Other                                                  --            --            --                --          --        (230)
----------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                (65)          (30)          (30)           (2,014)     (1,638)     (1,638)
----------------------------------------------------------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENTS
   Balance, beginning of year                             40            48            24
   Translation adjustments                               (61)           (8)           24
------------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                (21)           40            48
------------------------------------------------------------------------------------------------------------------------------------

UNREALIZED GAIN (LOSS) ON SECURITIES,  NET OF TAX
   Balance, beginning of year                            352           245        (1,219)
   Net change in unrealized gains (losses) on
    investment securities, net of tax                    501           107         1,464
------------------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                853           352           245
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY AND           $      6,085  $      4,520  $      4,702           117,976     117,556     117,124
   COMMON SHARES OUTSTANDING
====================================================================================================================================

[1] For information regarding The Hartford Distribution, see Note 2 of Notes to Consolidated Financial Statements.


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the years ended December 31,
                                                                                --------------------------------------------------
(IN MILLIONS)                                                                        1997              1996             1995
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
OPERATING ACTIVITIES
   Net income (loss)                                                            $        1,332    $        (99)    $         559
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
   Increase in receivables, payables and accruals                                          (61)            (38)              (45)
   Decrease in reinsurance recoverables and other related assets                           206             611               320
   Increase in deferred policy acquisition costs                                          (662)           (589)             (413)
   Accrued and deferred income taxes                                                       340            (449)              (56)
   Increase in liabilities for future policy benefits, unpaid claims and
     claim adjustment expenses and unearned premiums                                     1,021             968               804
   Minority interest in consolidated subsidiary                                             37              --                --
   Equity gain on HLI initial public offering                                             (368)             --                --
   Net realized capital (gains) losses                                                    (327)            126              (102)
   Depreciation and amortization                                                            85              81                85
   Other, net                                                                              442             383               (58)
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,045             994             1,094
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
INVESTING ACTIVITIES
   Purchase of investments                                                             (47,642)        (33,424)          (43,153)
   Sale of investments                                                                  14,677          14,602            14,759
   Maturity of investments                                                              30,827          17,856            26,873
   Additions to plant, property and equipment                                             (109)            (69)              (76)
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
      NET CASH USED FOR INVESTING ACTIVITIES                                            (2,247)         (1,035)           (1,597)
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                   (409)           (286)              (90)
   Issuance of long-term debt                                                              650              --               500
   Repayment of long-term debt                                                              --            (100)               --
   Net proceeds  from  issuance  of  company  obligated  mandatorily  redeemable preferred securities of subsidiary trusts holding solely parent junior
     subordinated debentures                                                                --             969               --
   Investments, advances and dividends to ITT Industries, Inc.                              --              --              (314)
   Net receipts from (disbursements for) investment and universal life-type
     contracts credited to (charged from) policyholder accounts                           (483)           (390)              523
   Redemption of subsidiary preferred stock                                                 --              --               (86)
   Net proceeds from sale of minority interest in subsidiary                               687              --                --
   Dividends paid                                                                         (190)           (140)               --
   Acquisition of treasury stock                                                           (45)             --                --
   Proceeds from issuances under incentive and stock purchase plans                         29               6                --
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                            239              59               533
=============================================================================== ================= ================ ===============
   Foreign exchange rate effect on cash                                                     (9)             (1)               10
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
   Net increase in cash                                                                     28              17                40
   Cash - beginning of year                                                                112              95                55
------------------------------------------------------------------------------- ----------------- ---------------- ---------------
      CASH - END OF YEAR                                                        $          140    $        112     $          95
=============================================================================== ================= ================ ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE YEAR FOR:
Income taxes                                                                    $          (37)   $        170     $         302
Interest                                                                        $          212    $        142     $          95

NONCASH FINANCING ACTIVITIES:
Capital contribution                                                            $           --    $         --     $         180
Dividends paid                                                                  $           --    $         --     $         395


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)


1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc., formerly ITT Hartford Group, Inc., together with its consolidated subsidiaries ("The Hartford" or the "Company") provide property and casualty and life insurance to both individual and commercial customers in the United States and internationally.

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

(B)  CHANGES IN ACCOUNTING PRINCIPLES

In December 1997, the American Institute of Certified Public Accountants issued Statement Of Position ("SOP") No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. SOP 97-3 will be effective for fiscal years beginning after December 15, 1998, and is not expected to have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a disclosure reconciling the computation of basic EPS to the computation of diluted EPS. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. For additional information, see Note 10.

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 125 did not have and is not expected to have a material effect on the Company's financial condition or results of operations.

(B)  CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective in 1996 for calendar year end companies. As permitted by SFAS No. 123, The Hartford continues to measure compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has made pro forma disclosures of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied. For additional information, see Note 11.

The Hartford's cash flows were not impacted by these changes in accounting principles.

(C)  INVESTMENTS

The Hartford's investments in fixed maturities include bonds, redeemable preferred stock and commercial paper which are classified as "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of Stockholders' Equity designated "unrealized gain (loss) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Policy loans are carried at outstanding balance which approximates fair value. Net realized capital gains and losses, after deducting life and pension policyholders' share, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment recognition requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporary impaired securities for appropriate valuation on an ongoing basis. During 1996, it was determined that certain individual securities within the investment portfolio supporting the Company's block of traditional guaranteed rate contract business written prior to 1995 ("Closed Book GRC") could not recover to amortized cost prior to sale. Therefore, an other than temporary impairment loss of $88 after-tax was recorded.

(D)  DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. The Hartford's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Hartford's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the futures contracts are closed, except for futures used in duration hedging which are deferred and adjusted into the cost basis on a quarterly basis. The adjustments to the cost basis are

(D)  DERIVATIVE INSTRUMENTS (CONTINUED)

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

The cost of options entered into as part of a risk management strategy are adjusted into the basis of the underlying asset or liability and amortized over the remaining life of the hedge. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining life.

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

Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset or liability and amortized over the asset or liability life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustments component of Stockholders' Equity.

(E)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(F)  DEFERRED POLICY ACQUISITION COSTS

PROPERTY AND CASUALTY INSURANCE OPERATIONS - Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including net investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to result in a net loss. No revenue deficiencies have been determined in the periods presented.

LIFE INSURANCE OPERATIONS - Policy acquisition costs, including commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts, and the cumulative amortization for the books of business are reestimated and readjusted by a cumulative charge or credit to income.

(G) FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

PROPERTY AND CASUALTY INSURANCE OPERATIONS - The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

(G) FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES (CONTINUED)


                                           December 31,
                                   ------------------------------
                                     1997      1996      1995
                                   ------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                      $18,303  $17,536   $17,435
Reinsurance recoverables                4,414    4,939     5,317
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                         13,889   12,597    12,118
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES
     Current year                       5,065    5,075     5,041
     Prior years   [1]                     98    1,049       254
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES         5,163    6,124     5,295
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                       1,961    2,082     1,905
     Prior years                        3,039    2,797     3,032
-----------------------------------------------------------------
TOTAL PAYMENTS                          5,000    4,879     4,937
-----------------------------------------------------------------
Foreign currency translation              (24)      47         6
ITT Ercos   [2]                            --       --        34
Other reclassifications                    --       --        81
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                         14,028   13,889    12,597
Reinsurance recoverables                4,348    4,414     4,939
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
   CLAIMS AND CLAIM ADJUSTMENT
   EXPENSES-GROSS                     $18,376  $18,303   $17,536
-----------------------------------------------------------------
[1] See Note 15(b) Environmental and Asbestos Claims. Excludes the effects of foreign exchange adjustments.

[2] Represents beginning balances for liabilities for unpaid claims and claim adjustment expenses of ITT Ercos, a subsidiary acquired during 1995.

The Company has an exposure to catastrophe losses which can be caused by significant events including hurricanes, severe winter storms, earthquakes, windstorms and fires. The frequency and severity of catastrophes are unpredictable and the exposure to a catastrophe is a function of both the total amount insured in an area affected by the event and the severity of the event. Catastrophes generally impact limited geographic areas; however, certain events may produce significant damage in heavily populated areas. The Company generally seeks to reduce its exposure to catastrophe losses through individual risk selection and the purchase of catastrophe reinsurance.

LIFE INSURANCE OPERATIONS - Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Health reserves, which are the result of sales of group long-term and short-term disability, stop loss, Medicare supplement and individual disability products, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

The following table displays the development of the claim reserves (included in future policy benefits in the Consolidated Balance Sheets) resulting primarily from group disability products.

                                          December 31,
                                 --------------------------------
                                    1997      1996       1995
                                 --------------------------------
BEGINNING CLAIM RESERVES-GROSS     $1,496     $1,254    $1,115
Reinsurance recoverables               53         35        38
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        1,443      1,219     1,077
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                     890        799       632
     Prior years                      (51)       (66)      (28)
-----------------------------------------------------------------
TOTAL INCURRED                        839        733       604
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     274        236       227
     Prior years                      333        273       235
-----------------------------------------------------------------
TOTAL PAID                            607        509       462
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           1,675      1,443     1,219
Reinsurance recoverables               71         53        35
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $1,746     $1,496    $1,254
-----------------------------------------------------------------

(H)  REVENUE RECOGNITION

PROPERTY AND CASUALTY INSURANCE OPERATIONS - Property and casualty insurance premiums are earned principally on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Unearned premiums also include estimated and unbilled premium adjustments.

LIFE INSURANCE OPERATIONS - Revenues for universal life-type policies and investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance policies are recognized as revenues when they are due from policyholders. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

(I)  FOREIGN CURRENCY TRANSLATION

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

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. ("the former ITT subsidiaries") addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries, including related attorney's fees and other out-of-pocket expenses. As of December 31, 1997, all known liabilities covered by this agreement had been accrued.

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

3.  THE OFFERING

On February 10, 1997, Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, filed a registration statement, as amended, with the Securities and Exchange Commission relating to the initial public offering of HLI Class A common stock (the "Offering"). Pursuant to the Offering on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1997, The Hartford continued to maintain an 81.4% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                   For the years ended December 31,
                                                                       ----------------------------------------------------------
                                                                                 1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
(A) COMPONENTS OF NET INVESTMENT INCOME

Interest income                                                            $    2,561         $    2,454         $     2,384
Dividends from unaffiliated companies                                              48                 55                  38
Real estate income                                                                  4                  7                  34
Other investment income                                                            93                 54                  36
---------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                         2,706              2,570               2,492
Less:   Investment expenses                                                        51                 47                  72
---------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                   $    2,655         $    2,523         $     2,420
=================================================================================================================================

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                           $       41         $     (247)        $        63
Equity securities                                                                 279                135                  77
Real estate and other                                                               7                (11)                (35)
Less:   Increase in liability to policyholders for net
       realized capital gains                                                      --                  3                   3
---------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                     $      327         $     (126)        $       102
=================================================================================================================================

(C) UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized gains                                                     $      503         $      336         $       199
Gross unrealized losses                                                           (81)               (52)                (49)
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                              422                284                 150
Deferred income taxes                                                             148                 98                  52
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  274                186                  98
Balance - beginning of year                                                       186                 98                  10
---------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED INVESTMENT GAINS                                   $       88         $       88         $        88
=================================================================================================================================

(D) UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized gains                                                     $    1,101         $      717         $       943
Gross unrealized losses                                                          (109)              (446)               (667)
Minority interest in consolidated subsidiary                                      (71)                --                  --
Unrealized gains credited to policyholders                                        (30)               (13)                (51)
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                              891                258                 225
Deferred income taxes                                                             312                 92                  78
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  579                166                 147
Balance - beginning of year                                                       166                147              (1,229)
---------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED INVESTMENT GAINS                                   $      413         $       19         $     1,376
=================================================================================================================================

(E)   FIXED MATURITY INVESTMENTS

                                                                                      As of December 31, 1997
                                                               -------------------------------------------------------------------
                                                                                        Gross            Gross
                                                                    Amortized        Unrealized       Unrealized
                                                                      Cost              Gains           Losses          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                                  $        378      $          7     $         (1)     $        384
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                          2,342                85              (36)            2,391
  States, municipalities and political subdivisions                    7,984               398               (1)            8,381
  International governments                                            1,763               108              (11)            1,860
  Public utilities                                                     1,302                37               (3)            1,336
  All other corporate including international                          9,565               365              (40)            9,890
  All other corporate - asset backed                                   6,481                79              (11)            6,549
  Short-term investments                                               3,238                --               --             3,238
  Certificates of deposit                                                941                19               (6)              954
  Redeemable preferred stock                                              67                 3               --                70
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     34,061      $      1,101     $       (109)     $     35,053
==================================================================================================================================


                                                                                      As of December 31, 1996
                                                               -------------------------------------------------------------------
                                                                                        Gross            Gross
                                                                    Amortized        Unrealized       Unrealized
                                                                      Cost              Gains           Losses          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                                  $        389      $         15     $         (4)     $        400
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                          2,992               177             (143)            3,026
  States, municipalities and political subdivisions                    7,524               143              (38)            7,629
  International governments                                            2,230                82               (6)            2,306
  Public utilities                                                     1,228                16              (12)            1,232
  All other corporate including international                          8,483               190             (150)            8,523
  All other corporate - asset backed                                   4,814                63              (66)            4,811
  Short-term investments                                               1,812                --               --             1,812
  Certificates of deposit                                              1,661                29              (27)            1,663
  Redeemable preferred stock                                              45                 2               --                47
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     31,178      $        717     $       (446)     $     31,449
==================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997 by estimated maturity year are shown to the right. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                     Amortized
MATURITY                                Cost       Fair Value
----------------------------------------------------------------
One year or less                     $     5,267   $     5,320
Over one year through five years          10,821        11,030
Over five years through ten years          9,591         9,877
Over ten years                             8,382         8,826
----------------------------------------------------------------
    TOTAL                            $    34,061   $    35,053
================================================================

(E)  FIXED MATURITY INVESTMENTS (CONTINUED)

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $13.4 billion, $11.3 billion and $10.7 billion, gross gains of $264, $161 and $210 and gross losses (including writedowns) of $(223), $(408) and $(147), respectively. Sales of equity security investments for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $1.5 billion, $1.4 billion and $1.7 billion, gross gains of $343, $184 and $150 and gross losses of $(64), $(49) and $(73), respectively.

(F)  CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any significant credit concentration risk of a single issuer greater than 10% of stockholders' equity.

(G)  DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transactions costs. The Company is considered an "end user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to The Hartford based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivative instruments exceed exposure policy thresholds.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to The Hartford's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $7.9 billion and $11.1 billion ($5.8 billion and $8.3 billion primarily related to life insurance investments, $2.1 billion and $2.6 billion on life insurance liabilities and $17 and $200 related to debt) at December 31, 1997 and 1996, respectively.

A summary of derivative instruments for The Hartford, segregated by major investment and liability category, was as follows as of December 31, 1997 and 1996:



                  1997                                                 AMOUNT HEDGED (NOTIONAL AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------
                                             Total                   Purchased                                Foreign       Total
                                            Carrying   Issued Caps     Caps &                   Interest      Currency    Notional
ASSETS HEDGED                                Value       & Floors      Floors    Futures [2]   Rate Swaps    Swaps [3]     Amount
----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  inverse floaters and anticipatory)      $     8,863  $      500   $    1,419   $       28   $       343   $       --   $   2,290
Inverse floaters [1]                               76          47           80           --            25           --         152
Anticipatory  [4]                                  --          --           --           19           254           --         273
Other bonds and notes                          22,876         497          596           22         1,846           94       3,055
Short-term investments                          3,238          --           --           --            --           --          --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    35,053       1,044        2,095           69         2,468           94       5,770
Equity securities, policy loans and
  other investments                             6,069          --           --           --            51           --          51
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $    41,122  $    1,044   $    2,095   $       69   $     2,519   $       94   $   5,821
LONG-TERM DEBT                                  1,482          --           --           --            --           17          17
OTHER POLICY CLAIMS                            21,143          10          150           --         1,889           --       2,049
==================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE     $    1,054   $    2,245   $       69   $     4,408   $      111   $   7,887
==================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE         $       (8)  $       23   $       --   $        41   $       (6)  $      50
==================================================================================================================================

(G)  DERIVATIVE INSTRUMENTS (CONTINUED)

                  1996                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                             Total                    Purchased                                 Foreign      Total
                                           Carrying   Issued Caps  Caps, Floors &                 Interest      Currency  Notional
ASSETS HEDGED                                Value      & Floors       Options     Futures [2]   Rate Swaps    Swaps [3]    Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  inverse floaters and anticipatory)    $    7,429  $    500   $      2,454    $      --   $        941   $       --    $    3,895
Inverse floaters [1]                           408        98            856           --            346           --         1,300
Anticipatory  [4]                               --        --             --          287            105           --           392
Other bonds and notes                       21,800       456            748           50          1,265          125         2,644
Short-term investments                       1,812        --             --           --             --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                 31,449     1,054          4,058          337          2,657          125         8,231
Equity securities, policy loans and
  other investments                          6,190        --             --           --             19           --            19
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                  $   37,639  $  1,054   $      4,058    $     337   $      2,676   $      125    $    8,250
LONG-TERM DEBT                               1,032        --             --           --            200           --           200
OTHER POLICY CLAIMS                         22,220        10            150           --          2,468           --         2,628
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE  $  1,064   $      4,208    $     337   $      5,344   $      125    $   11,078
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE      $    (10)  $         38    $      --   $         --   $       (9)   $       19
------------------------------------------------------------------------------------------------------------------------------------

[1] Inverse floaters are variations of collateralized mortgage obligations for which the coupon rates move inversely with an index rate such as the London interbank offered rate ("LIBOR"). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps and caps and floors.
[2] As of December 31, 1997 and 1996, over 59% and 71% , respectively, of the notional futures contracts expire within one year.
[3] As of December 31, 1997 and 1996, over 16% and 42%, respectively, of foreign currency swaps expire within one year; the balance mature over the succeeding nine years.
[4] Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturity investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1997, the Company had $2.7 of net deferred gains for futures and interest rate swaps. The Hartford expects to basis adjust the $2.7 of deferred gains in 1998. At December 31, 1996, the Company had $5.7 in net deferred gains for futures and interest rate swaps, of which $5.9 was basis adjusted in 1997.

A reconciliation between notional amounts as of December 31, 1997 and 1996 by derivative type and strategy is as follows:

                                                 December 31, 1996                          Maturities/        December 31, 1997
                                                  Notional Amount         Additions       Terminations [1]      Notional Amount
----------------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                              $       1,862        $         33        $        630         $       1,265
Floors                                                    3,399                  32               1,532                 1,899
Swaps/ Forwards                                           5,469               2,221               3,171                 4,519
Futures                                                     337                 330                 598                    69
Options                                                      11                 125                   1                   135
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $      11,078        $      2,741        $      5,932         $       7,887
----------------------------------------------------------------------------------------------------------------------------------

BY STRATEGY
Liability                                         $       2,828        $        268        $      1,030         $       2,066
Anticipatory                                                392                 446                 565                   273
Asset                                                     2,381               1,289               1,091                 2,579
Portfolio                                                 5,477                 738               3,246                 2,969
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $      11,078        $      2,741        $      5,932         $       7,887
----------------------------------------------------------------------------------------------------------------------------------

[1] During 1997, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. The Hartford uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value for other invested assets, which primarily consist of partnerships and trusts, is based on external market valuations from partnership and trust management.

Other policy claims and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt and QUIPS (represents company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated debentures) is based on external valuation using discounted future cash flows at current market interest rates.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through periodic comparison to dealer quoted prices.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 1997 and 1996 were as follows:


                                 1997                1996
                           ------------------  ------------------
                           Carrying   Fair     Carrying Fair
                            Amount   Value       Amount  Value
-----------------------------------------------------------------
ASSETS
  Fixed maturities           $35,053 $35,053     $31,449 $31,449
  Equity securities            1,922   1,922       1,865   1,865
  Policy loans                 3,759   3,759       3,839   3,839
  Other investments              388     463         486     516
LIABILITIES
  Other policy claims and
   benefits payable [1]       11,769  11,755      11,707  11,469
  Short-term debt                291     294         500     500
  Long-term debt               1,482   1,530       1,032   1,044
  QUIPS [2]                    1,000   1,034       1,000     993
-----------------------------------------------------------------
[1] Excludes corporate owned life insurance ("COLI"), reinsurance recoverables and universal life insurance contracts with a carrying amount of $9.4 billion and $10.5 billion at December 31, 1997 and 1996, respectively.
[2] Represents company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated debentures.

6.  SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $70.1 billion and $50.5 billion at December 31, 1997 and 1996, respectively, which are reported at fair value. Separate account assets are segregated from other investments, and net investment income and net realized capital gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $59.4 billion and $39.9 billion at December 31, 1997 and 1996, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.7 billion and $10.6 billion at December 31, 1997 and 1996, respectively, wherein The Hartford contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $1.9 billion and $2.0 billion at December 31, 1997 and 1996, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees were $699, $538 and $387 in 1997, 1996 and 1995, respectively. The guaranteed separate accounts include modified guaranteed individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.5% at December 31, 1997. The assets that support these liabilities were comprised of $10.4 billion in fixed maturities as of December 31, 1997. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivative instruments which totaled $119 and $86 in carrying value and $3.2 billion and $2.4 billion in notional amounts as of December 31, 1997 and 1996, respectively.


7.  DEBT                                                          1997                                       1996
                                               -----------------------------------------------------------------------------------
                                                                      Weighted Average                           Weighted Average
                                                       Amount        Interest Rate [1]             Amount       Interest Rate [1]
----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                               $         91              5.9%              $        445                6.0%
   Bank loans and other short-term debt                     --               --                         55                5.6%
   Current maturities of long-term debt                    200              8.2%                        --                 --
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                    $        291              7.5%              $        500                6.0%
==================================================================================================================================
LONG-TERM DEBT
   DOMESTIC
     Notes, due 1998                              $         --               --               $        200                8.2%
     Notes, due 2001                                       200              8.3%                       200                8.3%
     Notes, due 2002                                       300              6.4%                       300                6.4%
     Notes, due 2004                                       200              7.0%                        --                 --
     Notes, due 2007                                       200              7.2%                        --                 --
     Notes, due 2015                                       198              7.3%                       198                7.3%
     Notes, due 2027                                       250              7.8%                        --                 --
   INTERNATIONAL
     Notes, due 2002                                       134              8.1%                       134                6.4%
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                     $      1,482              7.4%              $      1,032                7.3%
==================================================================================================================================

[1]  Represents the weighted average interest rate at the end of the period.

(A)  SHORT-TERM DEBT

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 1997, The Hartford had an unsecured aggregate $2.0 billion credit facility with twenty-seven participating banks which is comprised of a $1.5 billion five year revolving credit facility with four years remaining and a $500 short-term credit facility. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. At December 31, 1997, there were no outstanding borrowings under the facility.

During 1996, The Hartford expanded its commercial paper program by increasing the maximum allowable outstanding amount of unsecured short-term commercial paper notes from $1.0 billion to $2.0 billion.

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances (discussed below), and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.


(B)  LONG-TERM DEBT

The Hartford's long-term debt securities are unsecured obligations of The Hartford and rank on a parity with all other unsecured and unsubordinated indebtedness. On October 11, 1995, The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of up to an aggregate $1.0 billion in debt securities and preferred stock. On November 3, 1995, the Company issued and sold $500 in senior debt securities in two tranches ($300 of 6.4% notes due 2002 and $200 in 7.3% debentures due 2015). On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities, making an aggregate of $1.75 billion available for sale. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (referred to below) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Parent Junior Subordinated Debentures on October 30, 1996 discussed below, The Hartford had $1.25 billion remaining on this shelf registration at December 31, 1997.

(B)  LONG-TERM DEBT (CONTINUED)

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. On June 12, 1997, HLI issued and sold $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. HLI used the proceeds from these issuances for the repayment of short-term debt and for other general corporate purposes.

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts ("Hartford Trusts") formed by The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts which were issued as discussed in Note 8.

Interest expense incurred related to short- and long-term debt totaled $131, $108 and $101 for 1997, 1996 and 1995, respectively.

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

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

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $82 and $40 in 1997 and 1996, respectively.

9.  STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis.

(B)  PREFERRED STOCK

During 1995, pursuant to The Hartford's Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights Agent, The Hartford authorized the issuance of 50,000,000 shares of Series A Participating
Cumulative Preferred Stock ("Series A Preferred Stock"), par value $.01 per share. The Company may not pay any common stock dividends unless all preferred dividend requirements on Series A Preferred Stock (300,000 shares) have been met. The holders of Series A Preferred Stock are entitled to cumulative dividends. The holders of Series A Preferred Stock may not vote separately as a class, but may vote together as one class with the holders of shares of common stock. No shares were issued or outstanding at December 31, 1997.

(C)  STATUTORY RESULTS

                               For the years ended December 31,
                             -------------------------------------
                                  1997        1996        1995
------------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
   Property and casualty
     operations              $    1,822    $  (103)   $     428
   Life operations                  246        190          133
------------------------------------------------------------------
     TOTAL                   $    2,068    $    87    $     561
------------------------------------------------------------------
STATUTORY SURPLUS
   Property and casualty
     operations              $    6,025    $  2,749   $    2,617
   Life operations                1,806       1,448        1,319
------------------------------------------------------------------
     TOTAL                   $    7,831    $  4,197   $    3,936
------------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of The Hartford Financial Services Group, Inc.
in 1998, without prior approval, is $810.

The domestic insurance subsidiaries of The Hartford Financial Services Group, Inc. prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

10.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997, and as a result, the Company's reported earnings per share for 1996 and 1995 were restated to reflect the effect of reporting diluted earnings per share. The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


10.  EARNINGS PER SHARE (CONTINUED)

1997                                                                             Income         Shares           Per Share Amount
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                   $       1,332          118.0     $       11.29
                                                                                                               -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                              --            1.4
                                                                              ------------------------------
  Income available to common shareholders plus assumed conversions          $       1,332          119.4     $       11.16
==================================================================================================================================

1996                                                                             Income         Shares           Per Share Amount
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                   $         (99)         117.3     $       (0.84)
                                                                                                               -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                              --             --
                                                                              ------------------------------
  Income available to common shareholders plus assumed conversions          $         (99)         117.3     $       (0.84)
==================================================================================================================================

1995                                                                             Income         Shares           Per Share Amount
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE [1]
  Income available to common shareholders                                   $         559          117.1     $        4.77
                                                                                                               -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                               --            0.6
                                                                              ------------------------------
  Income available to common shareholders plus assumed conversions          $         559          117.7     $        4.75
==================================================================================================================================

[1]  Represents actual number of common shares outstanding at December 31, 1995.

Basic earnings per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares.
Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency. The impact of the treasury stock method for 1996 was antidilutive.

11.  STOCK COMPENSATION PLANS

Prior to the Distribution, certain employees of The Hartford were granted awards under ITT's stock incentive plans. Effective December 19, 1995, employees of The Hartford who had awards outstanding under these plans were offered substitute awards under The Hartford 1995 Incentive Stock Plan (the "Plan"). For the substitute awards, the number of shares subject to options was increased and the option exercise price was decreased immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution.

Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The aggregate number of shares of stock which may be awarded in any one year is subject to an annual limit. The maximum number of shares of stock for which awards may be granted under the Plan in each year is 1.5% of the total issued and outstanding shares of The Hartford common stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the preceding year plus unused portions of such limit from prior years. Also, no more than 5,000,000 shares of The Hartford common stock will be cumulatively available for awards of incentive stock options. As of December 31, 1997, The Hartford has not issued any incentive stock options under the Plan.

Performance awards of common stock granted under the Plan become payable upon the attainment of specific performance goals achieved over a three year period and restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the Plan will be available for performance shares and restricted stock.

All options granted have an exercise price equal to the fair market value price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options become exercisable over a three year period commencing with the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant.

During the fourth quarter of 1997, the Company awarded special performance based options and restricted stock to certain key executives under the Plan. The awards will vest only if the Company's stock trades at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options cannot be exercised and restricted shares disposed of until March 1, 2001.

During the fourth quarter of 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 2,700,000 shares of stock to eligible employees under the ESPP, and 134,344 and 39,214 shares were sold in 1997 and 1996, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed option price at the end of a three year period.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 1997, 1996 and 1995, compensation expense related to the Company's two stock based compensation plans was immaterial. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                      1997      1996     1995
----------------------------------- --------- --------- ---------
Net income (loss):
   As reported                      $1,332    $  (99)     $559
   Pro forma [1] [2]                $1,319     $(106)     $556
Basic earnings (loss) per share:
   As reported                      $11.29    $(0.84)    $4.77
   Pro forma [1] [2]                $11.18    $(0.90)    $4.74
Diluted earnings (loss) per share:
   As reported                      $11.16    $(0.84)    $4.75
   Pro forma [1] [2]                $11.05    $(0.90)    $4.72
----------------------------------- --------- --------- ---------
[1] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.
[2] Includes The Hartford's ownership share of compensation costs related to HLI's incentive stock plan and employee stock purchase plan determined in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 1.7% for 1997 and 2.9% for both 1996 and 1995, expected price variability of 22.1% for 1997 and 20.8% for 1996 and 1995, risk-free interest rates of 6.04% for the 1997 grants and 5.71% and 6.30% for the 1996 and 1995 grants, respectively; and expected lives of six years for 1997 and five years for 1996 and 1995.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 1997, 1996 and 1995 and changes during the years ended December 31, 1997 and 1996 and the period December 19, 1995 through December 31, 1995, is presented below:

                                               1997                              1996                              1995
                                  -------------------------------   -------------------------------   ----------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year [1]      4,388       $40.87                3,369        $35.16               3,370        $35.16
Granted                              1,558        80.45                1,431         52.05                  --            --
Exercised                             (680)       35.95                 (380)        31.92                  (1)        33.38
Canceled/expired                       (91)       47.09                  (32)        45.86                  --            --
                                  ----------                        -----------                       -----------
Outstanding at end of year           5,175        53.32                4,388         40.87               3,369         35.16
----------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year           2,592        38.49                2,138         34.47               1,451         29.78
Weighted  average  fair  value of
   options granted                  $23.15                            $11.21                           $10.01
==================================================================================================================================

[1] 1995 represents balance transferred at December 19, 1995 and includes 1,129 shares issued in 1995.

The weighted average fair value of shares sold under the ESPP was $18.46 and $16.50 in 1997 and 1996, respectively.

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 1997:

                                          Options Outstanding                                        Options Exercisable
                     --------------------------------------------------------------       ----------------------------------------
                      Number Outstanding     Weighted Average    Weighted Average                Number               Weighted
       Range of      at December 31, 1997        Remaining        Exercise Price             Exercisable at            Average
   Exercise Prices                           Contractual Life                              December 31, 1997       Exercise Price
   ----------------- ---------------------- -------------------- ------------------ ----- --------------------- ------------------
   $17.68 - $21.04            197                     3.2              $19.06                      197                  $19.06
    32.74 - 43.41           2,174                     6.5               37.77                    1,915                   37.03
    46.75 - 58.25           1,243                     7.8               51.97                      471                   51.99
    60.13 - 73.63             789                     9.0               72.15                        9                   69.58
    76.00 - 88.94             772                    10.0               88.80                       --                     --
   ----------------- ---------------------- -------------------- ------------------ ----- --------------------- ------------------
   $17.68 - $88.94          5,175                     7.6              $53.32                    2,592                  $38.49
   ----------------- ---------------------- -------------------- ------------------ ----- --------------------- ------------------

12.  PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE  INSURANCE  BENEFIT
     PLANS

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

                                                                                    December 31,
                                                                   ------------------------------------------
                                                                             1997                 1996
-------------------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF
   Vested benefit obligation                                          $       1,218        $       1,090
   Accumulated benefit obligation                                             1,346                1,207
-------------------------------------------------------------------------------------------------------------
Actuarial present value of projected benefit obligation               $       1,657        $       1,467
Plan assets at fair value, primarily listed U.S. stocks and bonds             1,686                1,478
-------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                            29                   11
Unrecognized net (gain) loss                                                    (42)                  10
Unrecognized prior service cost                                                  65                   72
Unrecognized net obligation at January 1, 1986                                    7                    9
-------------------------------------------------------------------------------------------------------------
      PENSION ASSET                                                   $          59        $         102
=============================================================================================================
Assumptions used in the accounting for the plans in 1997 and 1996 were:
    Benefit discount rate                                                     7.50%                8.00%
    Expected long-term rate of return on plan assets                          9.75%                9.75%
    Rate of increase in compensation levels                                   4.25%                4.25%
=============================================================================================================

Total pension costs for 1997, 1996 and 1995 include the following components:

                                                                                  For the years ended December 31,
                                                                   ---------------------------------------------------------------
                                                                             1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
   Service cost - benefits earned during the year                     $          61        $          56        $        48
   Interest cost on projected benefit obligation                                113                  104                 96
   Actual return on plan assets                                                (297)                (189)              (271)
   Net amortization                                                             180                   80                170
----------------------------------------------------------------------------------------------------------------------------------
      NET PENSION COST                                                $          57        $          51        $        43
==================================================================================================================================

(B)   INVESTMENT AND SAVINGS PLAN

Prior to the Distribution, employees of The Hartford participated in ITT's Investment and Savings Plans. As part of the Distribution, the Company established The Hartford Investment and Savings Plan. Substantially all U.S. employees are eligible to participate in this plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. Matching Company contributions are used to acquire The Hartford common stock. The cost to The Hartford for the above plans was approximately $22, $20 and $19 for 1997, 1996 and 1995, respectively.

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

(C)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS

The Hartford provides certain health care and life insurance benefits for eligible retired employees. A substantial portion of The Hartford's employees may become eligible for these benefits upon retirement. The Hartford's contribution for health care benefits will depend upon the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Hartford has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance expense (benefit) was comprised of the following in 1997, 1996 and 1995:

                             1997          1996         1995
---------------------------------------------------------------
Service cost            $       7      $      6     $      6
Interest cost                  20            18           21
Return on assets               (8)           (7)          (6)
Net deferral                  (24)          (23)         (23)
---------------------------------------------------------------
  NET BENEFIT           $      (5)     $     (6)    $     (2)
===============================================================

The following table sets forth the funded status of the postretirement benefit plans other than pensions, the amounts recognized in The Hartford's balance sheet at December 31, 1997 and 1996 and the principal assumptions inherent in their determination:

                                               1997      1996
----------------------------------------------------------------
 Accumulated postretirement benefit
   obligation                              $    295   $    252
 Plan assets at fair value, primarily
   listed U.S. stocks and bonds                  88         77
----------------------------------------------------------------
Accumulated postretirement benefit
   obligation in excess of plan assets         (207)      (175)
Unrecognized net (gain) loss                      2        (24)
Unrecognized past service liability            (211)      (234)
----------------------------------------------------------------
   LIABILITY RECOGNIZED IN THE
     BALANCE SHEET                         $   (416)  $   (433)
================================================================
Benefit discount rate                          7.50%      8.00%
Rate of return on invested assets              9.75%      9.75%
Ultimate health care trend rate                6.00%      6.00%
----------------------------------------------------------------

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 8.5% for 1997, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $8 and the annual expense by $1. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

13.  REINSURANCE

The Hartford cedes insurance to other insurers in order to limit its maximum loss. Such transfer does not relieve The Hartford of its primary liability. The Hartford also assumes reinsurance from other insurers. Failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                          --------------------------------------
                               1997        1996         1995
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $   7,000     $  6,798   $    6,898
     Assumed                    932          903          825
     Ceded                     (770)        (795)        (803)
----------------------------------------------------------------
       NET                $   7,162     $  6,906   $    6,920
================================================================
PREMIUMS EARNED
     Direct               $   6,882     $  6,850   $    6,895
     Assumed                    900          878          817
     Ceded                     (782)        (837)        (822)
----------------------------------------------------------------
       NET                $   7,000     $  6,891   $    6,890
================================================================

Reinsurance  cessions which reduce claims and claim expenses incurred were $492,
$651  and  $678  for  the  years  ended  December  31,  1997,   1996  and  1995,
respectively.

Life insurance net retained premiums were comprised of the following:

                             For the years ended December 31,
                           --------------------------------------
                                1997        1996         1995
-----------------------------------------------------------------
Gross premiums              $    3,519  $    3,200  $   2,447
Assumed                            165         406        613
Ceded                             (361)       (421)      (322)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    3,323  $    3,185  $   2,738
=================================================================

Life insurance recoveries, which reduce death and other benefits, approximated $205, $239 and $162 for the years ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the Company had reinsurance recoverables of $5.0 billion from Mutual Benefit Life Assurance Corporation ("Mutual Benefit"), supported by assets in a security trust of $5.0 billion (including policy loans of $4.5 billion). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. The Hartford has no other significant reinsurance-related concentrations of credit risk.

14.  INCOME TAX

                                                                              For the years ended December 31,
                                                          ------------------------------------------------------------------------
                                                                       1997                    1996                     1995
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES, DIVIDENDS ON
  SUBSIDIARY PREFERRED STOCK AND MINORITY INTEREST
                 U.S. Federal                                  $       1,551           $        (529)           $         599
                 International                                           152                     211                      143
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME (LOSS) BEFORE INCOME TAXES,
            DIVIDENDS ON SUBSIDIARY PREFERRED STOCK AND
            MINORITY INTEREST                                  $       1,703           $        (318)           $         742
==================================================================================================================================
INCOME TAX EXPENSE (BENEFIT)
     Current  -    U.S. Federal                                $          83           $          84            $         247
                 International                                            54                      83                       64
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                   137                     167                      311
----------------------------------------------------------------------------------------------------------------------------------
     Deferred -   U.S. Federal                                           192                    (381)                    (142)
                 International                                             5                      (5)                      11
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                  197                    (386)                    (131)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                    $         334           $        (219)           $         180
==================================================================================================================================

Deferred tax assets (liabilities) include the following for the years ended December 31:

                                                                         1997                                1996
                                                           ---------------------------------------------------------------------
                                                           U.S. Federal       International       U.S. Federal       International
----------------------------------------------------------------------------------------------------------------------------------

Discounted loss reserves                                 $       804        $          1       $       793         $          1
Net operating loss carryforwards                                  --                  --               154                   --
Employee benefits                                                132                  (9)              138                  (10)
Earnings from foreign subsidiaries                               131                  --               123                   --
Other insurance related items                                     30                 (62)               51                  (70)
Reserve for bad debts                                             31                  --                26                   --
Accelerated depreciation                                          16                  (1)               17                   (1)
Unrealized gains                                                (440)                (45)             (141)                 (47)
Other                                                            251                  --               319                    3
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                 $       955        $       (116)*     $     1,480         $       (124) *
==================================================================================================================================

* Included in other liabilities on the Consolidated Balance Sheets.

No additional provision was made for U.S. taxes payable on undistributed international earnings amounting to approximately $366 at December 31, 1997, since these amounts are permanently reinvested.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                                     For the years ended December 31,
                                                                      ------------------------------------------------------------
                                                                            1997                   1996                  1995
----------------------------------------------------------------------------------------------------------------------------------
Tax provision (benefit) at U.S. Federal statutory rate              $         596          $        (111)        $         260
Tax-exempt interest                                                          (110)                   (97)                  (53)
Non-taxable equity gain on HLI initial public offering                       (129)                    --                    --
Foreign tax rate differential                                                  (1)                    (2)                   (1)
Other                                                                         (22)                    (9)                  (26)
----------------------------------------------------------------------------------------------------------------------------------
   PROVISION (BENEFIT) FOR INCOME TAX                               $         334          $        (219)        $         180
==================================================================================================================================

15. COMMITMENTS AND CONTINGENCIES

(A)   LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

(B)   ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated by The Hartford in April 1996. The study included a review of identified environmental and asbestos exposures of the North American Property & Casualty segment, U.S. exposures of The Hartford's International segment and exposures of the Other Operations segment, and covered the Company's Personal, Commercial and Reinsurance lines of business. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the
Company's overall exposure for reported claims. In addition to estimating liabilities on reported environmental and asbestos claims, The Hartford estimated reserves for claims incurred but not reported (IBNR). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs, and closed claims. Also included in The Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

Upon completion of the study and assessment of the results in October 1996, the Company determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively, for the year ended December 31, 1996.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1997, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

(C )  LEASE COMMITMENTS

Total rental expense on operating leases was $134 in 1997, $110 in 1996 and $121 in 1995. Future minimum lease commitments are as follows:

1998                                              $        96
1999                                                       86
2000                                                       64
2001                                                       69
2002                                                       55
Thereafter                                                260
------------------------------------------------ --- -----------
  TOTAL                                           $       630
================================================ === ===========

16.  TRANSACTIONS WITH AFFILIATES

Prior to the Distribution (see Note 2), The Hartford had substantial dealings with ITT and its affiliates as described below.

The Hartford and its U.S. subsidiaries were included in ITT's consolidated U.S. Federal income tax return and received from ITT an income tax benefit computed in accordance with a tax-sharing arrangement. This arrangement generally reimbursed The Hartford on a current basis for taxes it would have been refunded if it had filed a separate U.S. Federal income tax return. The balance due from ITT as a result of the tax-sharing arrangement was $90 at December 19, 1995. The Hartford filed a separate consolidated U.S. Federal income tax return for the period December 20, 1995 through December 31, 1995 and will continue to file its owned consolidated returns thereafter.

ITT furnished The Hartford with technical, administrative, personnel, financial, accounting and operating advice and assistance, as well as other services. The Hartford reimbursed ITT for the cost of such services. These reimbursements totaled $16 in 1995.

In June 1995, ownership of ITT Lyndon Insurance Company was transferred from ITT to The Hartford via a capital contribution of $180, representing the net assets of the company.

In 1995, The Hartford paid common stock dividends to ITT Corporation of $779, including cash dividends of $384 and non-cash dividends of $395. The non-cash dividend was primarily Alcatel Alsthom Stock, which represented a portion of the total ITT holdings in that company.

17.  SUBSEQUENT EVENT (UNAUDITED)

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni Insurance Group, Inc. ("Omni"), a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition will be reported as a purchase transaction and accordingly, the results of Omni's operations will be included in The Hartford's consolidated financial statements from the closing date of the transaction.

18.  BUSINESS SEGMENT INFORMATION

The Hartford provides insurance and financial services in the United States, Canada, Western Europe, Latin America and Asia. The Company's primary business segments are North American Property & Casualty, Life and International. The North American Property & Casualty segment offers insurance coverages including personal automobile and homeowners, commercial insurance for small, mid-size and large accounts, specialty risk insurance and reinsurance. The Life segment markets a variety of insurance and financial services which provides investment products such as individual variable annuities and market value adjusted fixed rate annuities, deferred compensation plan services and mutual funds for savings and retirement needs, life insurance for income protection and estate planning, and employee benefits products such as group life, group disability and corporate owned life insurance products. The International segment consists of European companies offering a variety of insurance products (primarily property and casualty products in both personal and commercial lines) designed to meet the needs of local customers.

The following table outlines revenues, operating income and assets by business segment and geographical segment information.

                                                                                 For the years ended December 31,
                                                               -------------------------------------------------------------------
                                                                        1997                     1996                    1995
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
  North American P&C                                            $         6,712          $         6,333         $         6,337
  Life                                                                    4,699                    4,380                   4,090
  International                                                           1,732                    1,594                   1,508
----------------------------------------------------------------------------------------------------------------------------------
     Operations before other                                             13,143                   12,307                  11,935
  Other Operations                                                          162                      166                     215
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                           $        13,305          $        12,473         $        12,150
==================================================================================================================================
OPERATING INCOME (LOSS)
  North American P&C                                            $           727          $          (399)        $           334
  Life                                                                      480                       31                     226
  International                                                             162                      192                     189
  Other                                                                      --                       --                      (6)
----------------------------------------------------------------------------------------------------------------------------------
     Operations before other                                              1,369                     (176)                    743
  Other Operations                                                          (34)                    (142)                     (1)
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING INCOME (LOSS)                            $         1,335          $          (318)        $           742
==================================================================================================================================
ASSETS
  North American P&C                                            $        21,011          $        19,262         $        18,309
  Life                                                                  100,980                   79,933                  65,962
  International                                                           4,734                    4,334                   3,813
  Other                                                                      --                        2                       1
----------------------------------------------------------------------------------------------------------------------------------
     Operations before other                                            126,725                  103,531                  88,085
  Other Operations                                                        5,018                    5,309                   5,770
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                             $       131,743          $       108,840         $        93,855
==================================================================================================================================

                                                                                 For the years ended December 31,
                                                               -------------------------------------------------------------------
                                                                        1997                     1996                    1995
----------------------------------------------------------------------------------------------------------------------------------
GEOGRAPHICAL SEGMENT INFORMATION

REVENUES
  North America                                                 $        11,391          $        10,698         $        10,480
  Western Europe and other                                                1,914                    1,775                   1,670
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                           $        13,305          $        12,473         $        12,150
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  North America                                                 $         1,175          $          (567)        $           557
  Western Europe and other                                                  160                      249                     185
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING INCOME (LOSS)                            $         1,335          $          (318)        $           742
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  North America                                                 $       125,156          $       103,025         $        88,487
  Western Europe and other                                                6,587                    5,815                   5,368
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                             $       131,743          $       108,840         $        93,855
----------------------------------------------------------------------------------------------------------------------------------

19.  QUARTERLY RESULTS FOR 1997 AND 1996  (UNAUDITED)

                                                                            Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                             1997       1996       1997       1996        1997       1996       1997       1996
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                  $  3,118   $  3,278   $  3,142   $  3,026   $   3,306  $   2,836  $   3,739  $   3,333

Benefits, claims and expenses             $  2,844   $  3,164   $  2,867   $  2,847   $   2,861  $   3,701  $   3,398  $   3,079

Net income (loss) [1]                     $    204   $     96   $    574   $    143   $     299  $    (543) $     255  $     205

Basic earnings per share                  $   1.73   $   0.82   $   4.86   $   1.22   $    2.53  $   (4.63) $    2.16  $    1.75

Diluted earnings per share                $   1.71   $   0.81   $   4.81   $   1.21   $    2.50  $   (4.63) $    2.14  $    1.73

Weighted average common shares
   outstanding                               117.7      117.2      118.0      117.2       118.2      117.2       118.0      117.3
Weighted average common shares
   outstanding and dilutive potential
   common shares                             119.1      117.9      119.4      117.9       119.7      117.2       119.4      118.4
----------------------------------------------------------------------------------------------------------------------------------

[1]  September  30,  1996  includes  charges  of  $693,  after-tax,   consisting
     primarily of environmental and asbestos reserve increases and recognition of losses on the closed book of guaranteed rate contract business.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                            As of December 31, 1997
                                                                        ----------------------------------------------------------
                                                                                                                Amount at which
                                                                                                               shown on Balance
                          Type of Investment                                   Cost            Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------

FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored)                                        $       378         $         384      $        384
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored) - asset backed                               2,342                 2,391             2,391
     States, municipalities and political subdivisions                         7,984                 8,381             8,381
     International governments                                                 1,763                 1,860             1,860
     Public utilities                                                          1,302                 1,336             1,336
     All other corporate including international                               9,565                 9,890             9,890
     All other corporate - asset backed                                        6,481                 6,549             6,549
     Short-term investments                                                    3,238                 3,238             3,238
  Certificates of deposit                                                        941                   954               954
  Redeemable preferred stock                                                      67                    70                70
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 34,061                35,053            35,053
----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                             27                    36                36
     Banks, trusts and insurance companies                                       119                   176               176
     Industrial and miscellaneous                                              1,363                 1,710             1,710
  Nonredeemable preferred stocks                                                  --                    --                --
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                 1,509                 1,922             1,922
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           35,570                36,975            36,975
----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                       26                    25                26

OTHER INVESTMENTS
  Mortgage loans on real estate                                                    2                     2                 2
  Policy loans                                                                 3,759                 3,759             3,759
  Investments in partnerships and trusts                                         152                   190               152
  Futures, options and miscellaneous                                             208                   246               208
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                 4,121                 4,197             4,121
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    39,717         $      41,197      $     41,122
==================================================================================================================================

                  THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

 CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                  (REGISTRANT)



(In millions)                                                                                        As of December 31,
                                                                                           ---------------------------------------
BALANCE SHEETS                                                                                    1997               1996
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
   Receivables from affiliates                                                               $          27      $          44
   Other assets                                                                                        264                205
   Investment in affiliates                                                                          7,820              6,740
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                    8,111              6,989
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                      241                500
  Long-term debt                                                                                       698                898
  Company obligated  mandatorily  redeemable  preferred securities of subsidiary trusts holding solely parent junior subordinated
     debentures                                                                                      1,000              1,000
  Other liabilities                                                                                     87                 71
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                               2,026              2,469
     TOTAL STOCKHOLDERS' EQUITY                                                                      6,085              4,520
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       8,111      $       6,989
----------------------------------------------------------------------------------------------------------------------------------


(In millions)
STATEMENTS OF INCOME                                                                For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                               1997               1996               1995
----------------------------------------------------------------------------------------------------------------------------------

  Earnings (loss) of subsidiaries                                        $     1,434         $        (6)       $        619
  Interest expense (net of interest income)                                      155                 139                  92
  Other expenses                                                                   2                   4                  --
----------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                   1,277                (149)                527
  Income tax benefit                                                             (55)                (50)                (32)
----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                   $     1,332         $       (99)       $        559
----------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

                       CONDENSED FINANCIAL INFORMATION OF
             THE HARTFORD FINANCIAL SERVICES GROUP, INC. (CONTINUED)
                                  (REGISTRANT)


(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      ------------------------------------------------------------
                                                                              1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                   $       1,332        $       (99)         $       559
   Undistributed earnings of subsidiaries                                       (610)               362                 (505)
   Change in working capital                                                     (26)               (87)                 133
----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                       696                176                  187
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital contribution to subsidiary                                            (31)              (625)                (281)
----------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                          (31)              (625)                (281)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Increase (decrease) in debt                                                  (459)              (386)                 408
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
     solely parent junior subordinated debentures                                 --                969                   --
   Dividends paid                                                               (190)              (140)                  --
   Investments, advances and dividends to ITT Industries, Inc.                    --                 --                 (314)
   Acquisition of treasury stock                                                 (45)                --                   --
   Proceeds from issuances under incentive and stock purchase plans               29                  6                   --
----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                      (665)               449                   94
----------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                             --                 --                   --
   Cash - beginning of year                                                       --                 --                   --
----------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $          --        $        --          $        --
==================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                            $         157        $       132          $        86

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Capital contribution                                                $          --        $        --          $       180
   Dividends paid                                                      $          --        $        --          $       395

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(In millions)
                                            Future
                                            Policy
                                           Benefits,                  Other
                              Deferred      Unpaid                    Policy        Earned
                               Policy     Claims and                Claims and     Premiums        Net      Net Realized
                             Acquisition     Claim      Unearned     Benefits     and Other    Investment     Capital
          Segment               Costs     Adjustment    Premiums     Payable    Considerations   Income    Gains(Losses)
                                           Expenses
--------------------------------------------------------------------------------------------------------------------------

            1997
North American P&C           $    532    $    12,053   $    2,141  $       --   $     5,704    $      777  $       231
Life                            3,361          4,939           43      21,139         3,163         1,536           --
International                     288          1,943          711           4         1,452           185           95
--------------------------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       4,181         18,935        2,895      21,143        10,319         2,498          326
Other Operations                   --          4,712           --          --             4           157            1
--------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,181    $    23,647   $    2,895  $   21,143   $    10,323    $    2,655  $       327
==========================================================================================================================
            1996
North American P&C           $    485    $    12,012   $    2,077  $       --   $     5,657    $      661  $        15
Life                            2,800          3,986           40      22,213         3,069         1,530         (219)
International                     250          1,670          680           7         1,338           183           73
--------------------------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       3,535         17,668        2,797      22,220        10,064         2,374         (131)
Other Operations                   --          5,006           --          --            12           149            5
--------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  3,535    $    22,674   $    2,797  $   22,220   $    10,076    $    2,523  $      (126)
==========================================================================================================================

            1995
North American P&C           $    490    $    11,127   $    2,066  $       --   $     5,662    $      646  $        29
Life                            2,220          3,514           40      22,763         2,643         1,451           (4)
International                     234          1,504          590           7         1,303           158           47
--------------------------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       2,944         16,145        2,696      22,770         9,608         2,255           72
Other Operations                    1          5,285           70          --            20           165           30
--------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  2,945    $    21,430   $    2,766  $   22,770   $     9,628    $    2,420  $       102
==========================================================================================================================

Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information  to conform to current year  presentation.

N/A - Not applicable to life insurance pursuant to Regulation S-X.

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)


(In millions)


                              Benefits,  Amortization
                             Claims and   of Deferred
                                Claim       Policy
                             Adjustment   Acquisition     Other         Net
          Segment             Expenses       Costs       Expenses     Written
                                                                     Premiums
--------------------------------------------------------------------------------

            1997
North American P&C           $   4,069   $     1,196   $     720    $    5,771
Life                             2,671           345       1,203           N/A
International                    1,037           346         187         1,387
--------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER        7,777         1,887       2,110         7,158
Other Operations                   200             1          (5)            4
--------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $   7,977   $     1,888   $   2,105    $    7,162
================================================================================
            1996
North American P&C           $   4,994   $     1,154   $     584    $    5,688
Life                             2,727           241       1,381           N/A
International                      920           284         198         1,207
--------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER        8,641         1,679       2,163         6,895
Other Operations                   301            (1)          8            11
--------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $   8,942   $     1,678   $   2,171    $    6,906
================================================================================

            1995
North American P&C           $   4,315   $     1,178   $     516    $    5,670
Life                             2,395           205       1,264           N/A
International                      865           276         178         1,234
--------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER        7,575         1,659       1,958         6,904
Other Operations                   194            (1)         23            16
--------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $   7,769   $     1,658   $   1,981    $    6,920
================================================================================

Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information  to conform to current year  presentation.

N/A - Not applicable to life insurance pursuant to Regulation S-X.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE IV

                                   REINSURANCE


                                                                  Ceded to    Assumed From                  Percentage of
                                                  Gross Amount     Other          Other       Net Amount   Amount Assumed
(In millions)                                                    Companies      Companies                      to Net
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                       $  407,860     $  174,659     $  42,746    $   275,947            15%
============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance             $    6,882     $      782     $     900    $     7,000            13%
     Life insurance                                   2,507            280            58          2,285             3%
     Accident and health insurance                    1,012             81           107          1,038            10%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $   10,401     $    1,143     $   1,065    $    10,323            10%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                       $  312,176     $   91,474     $  46,156    $   266,858            17%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $    6,850     $      837     $     878    $     6,891            13%
     Life insurance                                   2,461            334           184          2,311             8%
     Accident and health insurance                      739             87           222            874            25%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $   10,050     $    1,258     $   1,284    $    10,076            13%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1995

   Life insurance in force                       $  339,291     $   87,923     $  18,918    $   270,286             7%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $    6,895     $      822     $     817    $     6,890            12%
     Life insurance                                   1,752            256           476          1,972            24%
     Accident and health insurance                      695             66           137            766            18%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    9,342     $    1,144     $   1,430    $     9,628            15%
============================================================================================================================

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                    Balance      Costs and    Translation      Write-offs/          Balance
                                                   January 1,     Expenses     Adjustment    Payments/Other      December 31,
--------------------------------------------------------------------------------------------------------------------------------

   1997
   ----
Allowance for doubtful accounts                  $     113     $      24     $      --     $        (19)      $         118
Accumulated depreciation of plant,
   property and equipment                              617            82            (2)             (69)                628

   1996
   ----
Allowance for doubtful accounts                  $     104     $      18     $      --     $         (9)      $         113
Accumulated depreciation of plant,
   property and equipment                              535            68             2               12                 617

   1995
   ----
Allowance for doubtful accounts                  $     102     $      21     $      --     $        (19)      $         104
Accumulated depreciation of plant,                     493            60             2              (20)                535
   property and equipment

--------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE VI

                  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                        AND CASUALTY INSURANCE OPERATIONS




                                                           Discount       Claims and Claim Adjustment Expenses   Paid Claims and
(In millions)                                           Deducted From             Incurred Related to:           Claim Adjustment
                                                                         ---------------------------------------
                                                       Liabilities [1]      Current Year        Prior Years          Expenses
----------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,

     1997                                              $        449        $       5,065      $         98       $       5,000

     1996                                              $        472        $       5,075      $      1,049       $       4,879

     1995                                              $        451        $       5,041      $        254       $       4,937

----------------------------------------------------------------------------------------------------------------------------------

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 6.1%, 6.9% and 6.3% for 1997, 1996 and 1995, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                     By:  /s/ James J. Westervelt
                                        ---------------------------
                                     James J. Westervelt
                                     Senior Vice President and Group Controller

Date:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                          TITLE                                     DATE
               ---------                                          -----                                     ----

/S/ RAMANI AYER                                        Chairman, President, Chief                      March 27, 1998
----------------------------------------             Executive Officer and Director
Ramani Ayer

/S/ LOWNDES A. SMITH                                   Vice Chairman and Director                      March 27, 1998
----------------------------------------
Lowndes A. Smith

/S/ DAVID K. ZWIENER                                    Executive Vice President,                      March 27, 1998
----------------------------------------          Chief Financial Officer and Director
David K. Zwiener

/S/ JAMES J. WESTERVELT                                   Senior Vice President                        March 27, 1998
----------------------------------------                  and Group Controller
James J. Westervelt

/S/ BETTE B. ANDERSON                                           Director                               March 27, 1998
----------------------------------------
Bette B. Anderson

/S/ RAND V. ARASKOG                                             Director                               March 27, 1998
----------------------------------------
Rand V. Araskog

/S/ ROBERT A. BURNETT                                           Director                               March 27, 1998
----------------------------------------
Robert A. Burnett

/S/ DONALD R. FRAHM                                             Director                               March 27, 1998
----------------------------------------
Donald R. Frahm

/S/ ARTHUR A. HARTMAN                                           Director                               March 27, 1998
----------------------------------------
Arthur A. Hartman

/S/ PAUL G. KIRK, JR.                                           Director                               March 27, 1998
----------------------------------------
Paul G. Kirk, Jr.

/S/ H. PATRICK SWYGERT                                          Director                               March 27, 1998
----------------------------------------
H. Patrick Swygert

/S/ DEROY C. THOMAS                                             Director                               March 27, 1998
----------------------------------------
DeRoy C. Thomas

/S/ GORDON I. ULMER                                             Director                               March 27, 1998
----------------------------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    FORM 10-K

                                 EXHIBITS INDEX

EXHIBIT #
---------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc., formerly known as ITT Hartford Group, Inc., ("The Hartford"), amended effective May 2, 1997, was filed as
        Exhibit 3.01 to The Hartford's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

3.02 Amended By-Laws of The Hartford, amended effective December 18, 1997, are filed herewith.

4.01 Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (included as Exhibits 3.01 and 3.02, respectively).

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

4.06 Forms of The Hartford's 8.20% Notes due October 15, 1998, 7.25% Notes due December 1, 1996 and 8.30% Notes due December 1, 2001( included in the Indenture incorporated by reference as Exhibit 4.05 hereto).

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

EXHIBIT #
---------

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

4.16 Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 8.35% Junior Subordinated Deferrable Interest Debentures, Series B, due October 30, 2026 ("Series B Junior Debentures") was filed as Exhibit 4.16 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4.17 Form of The Hartford's 8.35% Junior Subordinated Deferrable Interest Debenture, Series B, due October 30, 2026 was filed as Exhibit 4.2 to The Hartford's Form 8-K dated November 4, 1996, and is incorporated herein by reference.

4.18 Amended and Restated Trust Agreement dated as of October 30, 1996 of Hartford Capital II, relating to the 8.35% Cumulative Quarterly Income Preferred Securities, Series B, ("Series B Preferred Securities") was filed as Exhibit 4.1 to The Hartford's Form 8-K dated November 4, 1996 and is incorporated herein by reference.

4.19 Agreement as to Expenses and Liabilities dated as of October 30, 1996 between The Hartford and Hartford Capital II (included as Exhibit D of
        Exhibit 4.18 that is incorporated by reference herein).

4.20 Preferred Security Certificate for Hartford Capital II (included as Exhibit E of Exhibit 4.18 that is incorporated by reference herein).

4.21 Guarantee Agreement dated as of October 30, 1996 between The Hartford and Wilmington Trust, as trustee, relating to The Hartford's guarantee of the Series B Preferred Securities, was filed as Exhibit 4.21 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

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

10.07 Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.07 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.08 Debt allocation agreement dated as of November 1, 1995 between ITT Corporation and The Hartford, and related Fourth Supplemental Indenture dated as of November 1, 1995 among ITT Corporation, The Hartford and State Street Bank and Trust Company, as successor trustee, were filed as
        Exhibit 10.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and are incorporated herein by reference.

10.09 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 among The Hartford, the Lenders named therein and The Chase Manhattan Bank as Administrative Agent was filed as Exhibit 10.11 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

10.10 364 Day Competitive Advance and Revolving Credit Facility Agreement dated as of December 20, 1996 among The Hartford, the lenders named therein and The Chase Manhattan Bank as Administrative Agent was filed as Exhibit 10.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

10.11 80,000,000 brittish pound sterling credit facility dated September 29, 1995 among London & Edinburgh Insurance Group Limited, as borrower, The Hartford, as guarantor, the managers and banks named therein and The Sumitomo Bank, Limited, was filed as Exhibit 10.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

10.12 Employment Agreement dated July 1, 1997 between The Hartford and Ramani Ayer was filed as Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

10.13 Employment Agreement dated July 1, 1997 between Hartford Life, Inc. ("Hartford Life"), The Hartford and Lowndes A. Smith was filed as
        Exhibit 10.02 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

10.14   Employment  Agreement  dated July 1, 1997 between The Hartford and David
        K. Zwiener was filed as Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

10.15 Form of Employment Protection Agreement between The Hartford and fourteen executive officers of The Hartford is filed herewith.

10.16 The Hartford 1996 Restricted Stock Plan for Non-Employee Directors, as amended, was filed as Exhibit 10.02 to The Hartford's Form 10-Q for the quarterly period ended March 31, 1997 and is incorporated herein by reference.

10.17   The Hartford 1995 Incentive Stock Plan, as amended, is filed herewith.

10.18   1996 The  Hartford  Deferred  Restricted  Stock  Unit  Plan was filed as
        Exhibit 10.16 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

10.19 Master Intercompany Agreement among Hartford Life, The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company was filed as Exhibit 10.01 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

EXHIBIT #
---------


10.20 Tax Sharing Agreement among The Hartford and its subsidiaries, including Hartford Life, was filed as Exhibit 10.02 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.21 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company, was filed as Exhibit 10.03 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.22 Management Agreement among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc., was filed as Exhibit 10.04 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.23 Sublease Agreement between Hartford Fire Insurance Company and Hartford Life was filed as Exhibit 10.05 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.24   1997 Hartford Life, Inc. Incentive Stock Plan, as amended,  was filed as
        Exhibit 10.7 to Hartford Life's Form 10-K filed for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

10.25 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan was filed as Exhibit 10.08 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.26 1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee Directors was filed as Exhibit 10.09 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.27 Promissory Note dated February 20, 1997, executed by Hartford Life for the benefit of Hartford Accident & Indemnity Company, was filed as
        Exhibit 10.09 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

10.28 Promissory Note dated April 4, 1997, executed by Hartford Life for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit
        10.16 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

12.01 Statement Re: Computation of Ratio of Earnings to Fixed Charges is filed herewith.

21.01 Subsidiaries of The Hartford Financial Services Group, Inc. is filed herewith.

23.01 Consent of Arthur Andersen LLP to the incorporation by reference into The Hartford's Registration Statements on Forms S-8 and Form S-3 of the report of Arthur Andersen LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

27.01   Financial Data Schedule is filed herewith.

                                                                    EXHIBIT 3.02







                              Amended and Restated

                                     BY-LAWS


                                       of


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                 adopted by the


                               Board of Directors


                                       on


                                October 10, 1995

                                       and

                                   amended on

                                   May 2, 1997

                                       and

                                December 18, 1997

                                Table of Contents
                                ------------------





                                     Section                              Page
                                     -------                              ----




     1   STOCKHOLDERS ...............................................       1


   1.1   Place of Stockholders' Meetings ............................       1


   1.2   Day and Time of Annual Meetings of Stockholders ............       1


   1.3   Purposes of Annual Meetings ................................       1


   1.4   Special Meetings of Stockholders ...........................       2


   1.5   Notice of Meetings of Stockholders .........................       2


   1.6   Quorum of Stockholders .....................................       3


   1.7   Chairman and Secretary of Meeting ..........................       3


   1.8   Voting by Stockholders .....................................       4


   1.9   Proxies ....................................................       4


  1.10   Inspectors .................................................       4


  1.11   List of Stockholders .......................................       5


  1.12   Confidential Voting ........................................       6


  1.13   Action by Written Consent ..................................       6


     2   DIRECTORS ..................................................       6


   2.1   Powers of Directors ........................................       6


   2.2   Number, Method of Election, Terms of Office of Directors ...       6


   2.3   Vacancies on Board .........................................       8


   2.4   Meetings of the Board ......................................       8


   2.5   Quorum and Action ..........................................       9


   2.6   Presiding Officer and Secretary of Meeting .................       9


   2.7   Action by Consent without Meeting ..........................       9


   2.8   Standing Committees ........................................      10


   2.9   Other Committees ...........................................      11


  2.10   Compensation of Directors ..................................      11


  2.11   Independent Directors ......................................      12


     3   OFFICERS ...................................................      12


   3.1   Officers, Titles, Elections, Terms .........................      12


   3.2   General Powers of Officers .................................      14


   3.3   Powers and Duties of the Chairman ..........................      14


   3.4   Powers and Duties of the President .........................      14


   3.5   Powers and Duties of Executive Vice Presidents, Senior Vice       14
         Presidents and Vice Presidents .............................       .


   3.6   Powers and Duties of the Chief Financial Officer ...........      14


   3.7   Powers and Duties of the Controller and Assistant Controllers     15


   3.8   Powers and Duties of the Treasurer and Assistant Treasurers       15


   3.9   Powers and Duties of the Secretary and Assistant Secretaries      16


     4   INDEMNIFICATION ............................................      16


   4.1   Right to Indemnification and Effect of Amendments ..........      16


   4.2   Insurance, Contracts and Funding ...........................      17


   4.3   Indemnification; Not Exclusive Right .......................      18


   4.4   Advancement of Expenses ....................................      18


   4.5   Indemnification Procedures; Presumptions
         and Effect of Certain Proceedings; Remedies ................      19


   4.6   Indemnification of Employees and Agents ....................      23


   4.7   Severability ...............................................      24


     5   CAPITAL STOCK ..............................................      24


   5.1   Stock Certificates .........................................      24


   5.2   Record Ownership ...........................................      25


   5.3   Transfer of Record Ownership ...............................      25


   5.4   Lost, Stolen or Destroyed Certificates .....................      25


   5.5   Transfer Agent; Registrar; Rules Respecting Certificates ...      25


   5.6   Fixing Record Date for Determination of Stockholders of Record    25


     6   SECURITIES HELD BY THE CORPORATION .........................      26


   6.1   Voting .....................................................      26


   6.2   General Authorization to Transfer Securities Held by the
         Corporation ................................................      26


     7   DEPOSITARIES AND SIGNATORIES ...............................      27


   7.1   Depositaries ...............................................      27


   7.2   Signatories ................................................      28


     8   SEAL .......................................................      28


     9   FISCAL YEAR ................................................      28


    10   WAIVER OF OR DISPENSING WITH NOTICE ........................      28


    11   AMENDMENT OF BYLAWS ........................................      29


    12   OFFICES AND AGENT ..........................................      30

                                     BY-LAWS

                                       OF

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                   (A DELAWARE CORPORATION, THE "CORPORATION")





1.  STOCKHOLDERS.

   1.1 Place of Stockholders' Meetings. All meetings of the stockholders of the Corporation shall be held at such place or places, within or outside the state of Delaware, as may be fixed by the Corporation's Board of Directors (the "Board", and each member thereof a "Director") from time to time or as shall be specified in the respective notices thereof.

   1.2 Day and Time of Annual Meetings of Stockholders. An annual meeting of stockholders shall be held at such place (within or outside the state of Delaware), date and hour as shall be determined by the Board and designated in the notice thereof.

   1.3 Purposes of Annual Meetings. (a) At each annual meeting, the stockholders shall elect the members of the Board for the succeeding year. At any such annual meeting any business properly brought before the meeting may be transacted.

   (b) To be properly brought before an annual meeting, business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board, (ii) otherwise properly brought before the meeting by or at the direction of the Board or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given written notice thereof, either by personal delivery or by United States mail, postage prepaid, to the Secretary, not later than 90 days in advance of the anniversary date of the immediately preceding annual meeting (or not more than ten days after the first public disclosure, which may include any public filing with the Securities and Exchange Commission, of the Originally Scheduled Date of the annual meeting, whichever is earlier). Any such notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting and in the event that such business includes a proposal to amend either the Certificate of Incorporation or By-laws of the Corporation, the language of the proposed amendment, (ii) the name and address of the stockholder proposing such business, (iii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business,(iv) any material interest of the stockholder in such business and (v) if the stockholder intends to solicit proxies in support of such stockholder's proposal, a representation to that effect. No business shall be conducted at an annual meeting of stockholders except in accordance with this Section 1.3(b), and the presiding officer of any annual meeting of stockholders may refuse to permit any business to be brought before an annual meeting without compliance with the foregoing procedures or if the stockholder solicits proxies in support of such stockholder's proposal without such stockholder having made the representation required by clause (v) of the preceding sentence. For purposes of this Section 1.3(b), the "Originally Scheduled Date" of any meeting of stockholders shall be the date first publicly disclosed on which such meeting is scheduled to occur regardless of whether such meeting is continued or adjourned and regardless of whether any subsequent notice is given for such meeting or the record date of such meeting is changed.

   1.4 Special Meetings of Stockholders. Except as otherwise expressly required by applicable law, special meetings of the stockholders or of any class or series entitled to vote may be called for any purpose or purposes by the Chairman or by a majority vote of the entire Board, to be held at such place (within or outside the state of Delaware), date and hour as shall be determined by the Board and designated in the notice thereof. Only such business as is specified in the notice of any special meeting of the stockholders shall come before such meeting.

   1.5 Notice of Meetings of Stockholders. Except as otherwise expressly required or permitted by applicable law, not less than ten days nor more than sixty days before the date of every stockholders' meeting the Secretary shall cause to be delivered to each stockholder of record entitled to vote at such meeting written notice stating the place, day and time of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Except as provided in Section 1.6(d) or as otherwise expressly required by applicable law, notice of any adjourned meeting of stockholders need not be given if the time and place thereof are announced at the meeting at which the adjournment is taken. Any notice, if mailed, shall be deemed to be given when deposited in the United States mail, postage prepaid, addressed to the stockholder at the address for notices to such stockholder as it appears on the records of the Corporation.

   1.6 Quorum of Stockholders. (a) Unless otherwise expressly required by applicable law, at any meeting of the stockholders, the presence in person or by proxy of stockholders entitled to cast a majority of votes thereat shall constitute a quorum for the entire meeting, notwithstanding the withdrawal of stockholders entitled to cast a sufficient number of votes in person or by proxy to reduce the number of votes represented at the meeting below a quorum. Shares of the Corporation's stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in an election of the directors of such other corporation is held by the Corporation, shall neither be counted for the purpose of determining the presence of a quorum nor entitled to vote at any meeting of the stockholders.

   (b) At any meeting of the stockholders at which a quorum shall be present, a majority of those present in person or by proxy may adjourn the meeting from time to time without notice other than announcement at the meeting. In the absence of a quorum, the officer presiding thereat shall have power to adjourn the meeting from time to time until a quorum shall be present. Notice of any adjourned meeting other than announcement at the meeting shall not be required to be given, except as provided in Section 1.6(d) below and except where expressly required by applicable law.

   (c) At any adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting originally called, but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment or adjournments thereof unless a new record date is fixed by the Board.

   (d) If an adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in the manner specified in Section 1.5 to each stockholder of record entitled to vote at the meeting.

   1.7 Chairman and Secretary of Meeting. The Chairman or, in his or her absence, another officer of the Corporation designated by the Chairman, shall preside at meetings of the stockholders. The Secretary shall act as secretary of the meeting, or in the absence of the Secretary, an Assistant Secretary shall so act, or if neither is present, then the presiding officer may appoint a person to act as secretary of the meeting.

   1.8 Voting by Stockholders. (a) Except as otherwise expressly required by applicable law, at every meeting of the stockholders each stockholder shall be entitled to the number of votes specified in the Certificate of Incorporation or any certificate of designations providing for the creation of any series of Preferred Stock, in person or by proxy, for each share of stock standing in his or her name on the books of the Corporation on the date fixed pursuant to the provisions of Section 5.6 of these By-laws as the record date for the determination of the stockholders who shall be entitled to receive notice of and to vote at such meeting.

   (b) When a quorum is present at any meeting of the stockholders, all questions shall be decided by the vote of a majority in voting power of the stockholders present in person or by proxy and entitled to vote at such meeting, unless a question is one upon which by express provision of law, the Certificate of Incorporation or these By-laws, a different vote is required, in which case such express provision shall govern and control the decision of such question.

   (c) Except as required by applicable law, the vote at any meeting of stockholders on any question need not be by ballot, unless so directed by the presiding officer of the meeting. On a vote by ballot, each ballot shall be signed by the stockholder voting, or by his or her attorney-in-fact, if authorized by proxy, and shall state the number of shares voted.

   1.9 Proxies. Any stockholder entitled to vote at any meeting of stockholders may vote either in person or by his or her attorney-in-fact or proxy. Every proxy shall be in writing and shall be subscribed by the stockholder or his or her duly authorized attorney-in-fact, but need not be sealed, witnessed or acknowledged.

   1.10 Inspectors. (a) The election of Directors and any other vote by ballot at any meeting of the stockholders shall be supervised by one or more inspectors. Such inspectors may be appointed by the Chairman before or at the meeting. If the Chairman shall not have so appointed such inspectors or if one or both inspectors so appointed shall refuse to serve or shall not be present, such appointment shall be made by the officer presiding at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability.

   (b) The inspectors shall (i) ascertain the number of shares of the Corporation outstanding and the voting power of each, (ii) determine the shares represented at any meeting of stockholders and the validity of the proxies and ballots, (iii) count all proxies and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares represented at the meeting, and their count of all proxies and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duties of the inspectors.

   (c) If there are three or more inspectors, the act of a majority shall govern. On request of the officer presiding at such meeting, the inspectors shall make a report of any challenge, question or matter determined by them and execute a certificate of any fact found by them. Any report or certificate made by them shall be prima face evidence of the facts therein stated and of the vote as certified by them, and such report or certificate shall be filed with the minutes of such meeting.

   1.11 List of Stockholders. (a) At least ten days before every meeting of stockholders, the Chief Financial Officer shall cause to be prepared and made a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder.

   (b) During ordinary business hours for a period of at least ten days prior to the meeting, such list shall be open to examination by any stockholder for any purpose germane to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

   (c) The list shall also be produced and kept at the time and place of the meeting during the whole time of the meeting, and it may be inspected by any stockholder who is present.

   (d) The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this
Section 1.11 or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

   1.12 Confidential Voting. (a) Proxies and ballots that identify the votes of specific stockholders shall be kept in confidence by the tabulators and the inspectors of election unless (i) there is an opposing solicitation with respect to the election or removal of Directors, (ii) disclosure is required by applicable law, (iii) a stockholder expressly requests or otherwise authorizes disclosure, or (iv) the Corporation concludes in good faith that a bona fide dispute exists as to the authenticity of one or more proxies, ballots or votes, or as to the accuracy of any tabulation of such proxies, ballots or votes.

   (b) The tabulators and inspectors of election and any authorized agents or other persons engaged in the receipt, count and tabulation of proxies and ballots shall be advised of this By-law and instructed to comply herewith.

   (c) The inspectors of election shall certify, to the best of their knowledge based on due inquiry, that proxies and ballots have been kept in confidence as required by this Section 1.12.

   1.13 Action by Written Consent. Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special stockholders' meeting and may not be effected by consent in writing by such stockholders.

2.  DIRECTORS.

   2.1 Powers of Directors. The business and affairs of the Corporation shall be managed by or under the direction of the Board, which may exercise all the powers of the Corporation except such as are by applicable law, the Certificate of Incorporation or these By-laws required to be exercised or performed by the stockholders.

   2.2 Number, Method of Election, Terms of Office of Directors. The number of Directors which shall constitute the whole Board shall be such as from time to time shall be determined by resolution adopted by a majority of the entire Board, but the number shall not be less than three nor more than twenty-five, provided that the tenure of a Director shall not be affected by any decrease in the number of Directors so made by the Board. Each Director shall hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier death, retirement, resignation or removal from office in accordance with these By-laws or any applicable law or pursuant to an order of a court. Directors need not be stockholders of the Corporation or citizens of the United States of America.

  Nominations of persons for election as Directors may be made by the Board or by any stockholder entitled to vote for the election of Directors. Any stockholder entitled to vote for the election of Directors may nominate a person or persons for election as Directors only if written notice of such stockholder's intent to make such nomination is given in accordance with the procedures for bringing business before the meeting set forth in Section 1.3(b) of these By-laws, either by personal delivery or by United States mail, postage prepaid, to the Secretary not later than (i) with respect to an election to be held at an annual meeting of stockholders, 90 days in advance of the anniversary date of the immediately preceding annual meeting (or not more than ten days after the first public disclosure, which may include any public filing with the Securities and Exchange Commission, of the Originally Scheduled Date of the annual meeting, whichever is earlier) and (ii) with respect to an election to be held at a special meeting of stockholders for the election of Directors, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board;(e) the consent of each nominee to serve as a Director if so elected and (f) if the stockholder intends to solicit proxies in support of such stockholder's nominee(s), a representation to that effect. The presiding officer of any meeting of stockholders to elect Directors and the Board may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure or if the stockholder solicits proxies in support of such stockholder's nominee(s) without such stockholder having made the representation required by clause (f) of the preceding sentence. For purposes of this Section 2.2, the "Originally Scheduled Date" of any meeting of stockholders shall be the date first publicly disclosed on which such meeting is scheduled to occur regardless of whether such meeting is continued or adjourned and regardless of whether any subsequent notice is given for such meeting or the record date of such meeting is changed.

   At each meeting of the stockholders for the election of Directors at which a quorum is present, the persons receiving the greatest number of votes, up to the number of Directors to be elected, shall be the Directors.

   2.3 Vacancies on Board. (a) Any Director may resign from office at any time by delivering a written resignation to the Chairman or the Secretary. The resignation will take effect at the time specified therein, or, if no time is specified, at the time of its receipt by the Corporation. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

   (b) Any vacancy and any newly created Directorship resulting from any increase in the authorized number of Directors may be filled by vote of a majority of the Directors then in office, though less than a quorum, and any Director so chosen shall hold office until the next annual election of Directors by the stockholders and until a successor is duly elected and qualified or until his or her earlier death, retirement, resignation or removal from office in accordance with these By-laws or any applicable law or pursuant to an order of a court. If there are no Directors in office, then an election of Directors may be held in the manner provided by applicable law.

   2.4 Meetings of the Board. (a) The Board may hold its meetings, both regular and special, either within or outside the state of Delaware, at such places as from time to time may be determined by the Board or as may be designated in the respective notices or waivers of notice thereof.

   (b) Regular meetings of the Board shall be held at such times and at such places as from time to time shall be determined by the Board.

   (c) The first meeting of each newly elected Board shall be held as soon as practicable after the annual meeting of the stockholders and shall be for the election of officers and the transaction of such other business as may come before it.

   (d) Special meetings of the Board shall be held whenever called by direction of the Chairman or at the request of Directors constituting one-third of the number of Directors then in office.

   (e) Members of the Board or any Committee of the Board may participate in a meeting of the Board or Committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

   (f) The Secretary shall give notice to each Director of any meeting of the Board by mailing the same at least two days before the meeting or by telegraphing or delivering the same not later than the day before the meeting. Such notice need not include a statement of the business to be transacted at, or the purpose of, any such meeting. Any and all business may be transacted at any meeting of the Board. No notice of any adjourned meeting need be given. No notice to or waiver by any Director shall be required with respect to any meeting at which the Director is present.

   2.5 Quorum and Action. Except as otherwise expressly required by applicable law, the Certificate of Incorporation or these By-laws, at any meeting of the Board, the presence of at least one-third of the entire Board shall constitute a quorum for the transaction of business; but if there shall be less than a quorum at any meeting of the Board, a majority of those present may adjourn the meeting from time to time. Unless otherwise provided by applicable law, the Certificate of Incorporation or these By-laws, the vote of a majority of the Directors present (and not abstaining) at any meeting at which a quorum is present shall be necessary for the approval and adoption of any resolution or the approval of any act of the Board.

   2.6 Presiding Officer and Secretary of Meeting. The Chairman or, in the absence of the Chairman, a member of the Board selected by the members present, shall preside at meetings of the Board. The Secretary shall act as secretary of the meeting, but in the Secretary's absence the presiding officer may appoint a secretary of the meeting.

   2.7 Action by Consent without Meeting. Any action required or permitted to be taken at any meeting of the Board or of any Committee thereof may be taken without a meeting if all members of the Board or Committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board or Committee.

   2.8 Standing Committees. By resolution adopted by a majority of the entire Board, the Board shall elect, from among its members, individuals to serve on the Standing Committees established by this Section 2.8. Each Standing Committee shall be comprised of such number of Directors, not less than three, as shall be elected to such Committee, provided that no officer or employee of the Corporation shall be eligible to serve on the Audit, Compensation and Personnel or Nominating Committees. Each Committee shall keep a record of all its proceedings and report the same to the Board. One-third of the members of a Committee, but not less than two, shall constitute a quorum, and the act of a majority of the members of a Committee present at any meeting at which a quorum is present shall be the act of the Committee. Each Standing Committee shall meet at the call of its chairman or any two of its members. The chairmen of the various Committees shall preside, when present, at all meetings of such Committees, and shall have such powers and perform such duties as the Board may from time to time prescribe. The Standing Committees of the Board, and functions of each, are as follows:

   (a) Compensation and Personnel Committee. The Compensation and Personnel Committee shall exercise the power of oversight of the compensation and benefits of the employees of the Corporation, and shall be charged with evaluating management performance, and establishing executive compensation. This Committee shall have access to its own independent outside compensation counsel and shall consist of a majority of independent directors. For purposes of this Section 2.8(a), "independent director" shall mean a Director who: (i) has not been employed by the Corporation in an executive capacity within the past five years;
(ii) is not, and is not affiliated with a company or firm that is, an advisor or consultant to the Corporation; (iii) is not affiliated with a significant customer or supplier of the Corporation; (iv) has no personal services contract(s) with the Corporation; (v) is not affiliated with a tax-exempt entity that receives significant contributions from the Corporation; and (vi) is not a familial relative of any person described by Clauses (i) through (v). This By-law shall not be amended or repealed except by a majority of the voting power of the stockholders present in person or by proxy and entitled to vote at any meeting at which a quorum is present.

   (b) Audit Committee. The Audit Committee shall recommend the selection of the independent auditors for the Corporation, confirm the scope of audits to be performed by such auditors, review audit results and internal accounting and control procedures and policies, review the fees paid to the Corporation's independent auditors, and review and recommend approval of the audited financial statements of the Corporation and the annual reports to stockholders. The Audit Committee shall also review expense accounts of senior executives.

   (c) Finance Committee. The Finance Committee shall have the responsibility for reviewing capital expenditures and appropriations and maximizing the effective use of the assets of the Corporation and its subsidiaries. The Finance Committee shall also have the responsibility for directing investment allocation and risk management policies.

   (d) Legal and Public Affairs Committee. The Legal and Public Affairs Committee shall review and consider major claims and litigation and legal, regulatory, intellectual property and related governmental policy matters affecting the Corporation and its subsidiaries. The Legal and Public Affairs Committee shall review and approve management policies and programs relating to compliance with legal and regulatory requirements, business ethics and environmental matters. The Legal and Public Affairs Committee shall also review and define the Corporation's social responsibilities, including issues of significance to the Corporation, its stockholders and its employees.

   (e) Nominating Committee. The Nominating Committee shall make recommendations as to the organization, size and composition of the Board and Committees thereof, propose nominees for election to the Board and the Committees thereof, and consider the qualifications, compensation and retirement of Directors.

   2.9 Other Committees. By resolution passed by a majority of the entire Board, the Board may also appoint from among its members such other Committees, Standing or otherwise, as it may from time to time deem desirable and may delegate to such Committees such powers of the Board as it may consider appropriate, consistent with applicable law, the Certificate of Incorporation and these By-laws.

   2.10 Compensation of Directors. Unless otherwise restricted by the Certificate of Incorporation or these By-laws, Directors shall receive for their services on the Board or any Committee thereof such compensation and benefits, including the granting of options, together with expenses, if any, as the Board may from time to time determine. The Directors may be paid a fixed sum for attendance at each meeting of the Board or Committee thereof and/or a stated annual sum as a Director, together with expenses, if any, of attendance at each meeting of the Board or Committee thereof. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

   2.11 Independent Directors. (a) Independence of Nominees for Election as Directors at the Annual Meeting. The persons nominated by the Board for election as Directors at any annual meeting of the stockholders of the Corporation shall include a sufficient number of persons who have been, on the date of their nomination, determined by the Board to be eligible to be classified as independent directors such that if all such nominees are elected, the majority of all Directors holding office would be independent directors.

   (b) Directors Elected to Fill Vacancies on the Board. If the Board elects Directors between annual meetings of stockholders to fill vacancies or newly created Directorships, the majority of all Directors holding office immediately after such elections shall be independent directors.

   (c) Definition of Independent Director. For purposes of this Section 2.11, "independent director" shall mean a Director who: (i) has not been employed by the Corporation in an executive capacity within the past five years; (ii) is not, and is not affiliated with a company or a firm that is, an adviser or consultant to the Corporation; (iii) is not affiliated with a significant customer or supplier of the Corporation; (iv) has no personal services contract(s) with the Corporation; (v) is not affiliated with a tax-exempt entity that receives significant contributions from the Corporation; (vi) is not a familial relative of any person described by Clauses (i) through (v); and (vii) is free of any other relationship which would interfere with the exercise of independent judgment by such Director.

3.  OFFICERS.

   3.1 Officers, Titles, Elections, Terms. (a) The Board may from time to time elect a Chairman, a President, one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, a Chief Financial Officer, a Controller, a Treasurer, a Secretary, a General Counsel, one or more Assistant Controllers, one or more Assistant Treasurers, one or more Assistant Secretaries, and one or more Associate or Assistant General Counsels, to serve at the pleasure of the Board or otherwise as shall be specified by the Board at the time of such election and until their successors are elected and qualified or until their earlier death, retirement, resignation or removal from office in accordance with these By-laws or any applicable law or pursuant to an order of a court.

   (b) The Board may elect or appoint at any time such other officers or agents with such duties as it may deem necessary or desirable. Such other officers or agents shall serve at the pleasure of the Board or otherwise as shall be specified by the Board at the time of such election or appointment and, in the case of such other officers, until their successors are elected and qualified or until their earlier death, retirement, resignation or removal from office in accordance with these By-laws or any applicable law or pursuant to an order of a court. Each such officer or agent shall have such authority and shall perform such duties as may be provided herein or as the Board may prescribe. The Board may from time to time authorize any officer or agent to appoint and remove any other such officer or agent and to prescribe such person's authority and duties.

   (c) No person may be elected or appointed an officer who is not a citizen of the United States of America if such election or appointment is prohibited by applicable law or regulation.

   (d) Any vacancy in any office may be filled for the unexpired portion of the term by the Board. Each officer elected or appointed during the year shall hold office until the next annual meeting of the Board at which officers are regularly elected or appointed and until his or her successor is elected or appointed and qualified or until his or her earlier death, retirement, resignation or removal from office in accordance with these By-laws or any applicable law or pursuant to an order of a court.

   (e) Any officer or agent elected or appointed by the Board may be removed at any time by the affirmative vote of a majority of the entire Board.

   (f) Any officer may resign from office at any time. Such resignation shall be made in writing and given to the President or the Secretary. Any such resignation shall take effect at the time specified therein, or, if no time is specified, at the time of its receipt by the Corporation. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

   3.2 General Powers of Officers. Except as may be otherwise provided by applicable law or in Article 6 or Article 7 of these By-laws, the Chairman, the President, any Executive Vice President, any Senior Vice President, any Vice President, the Chief Financial Officer, the General Counsel, the Controller, the Treasurer and the Secretary, or any of them, may (i) execute and deliver in the name of the Corporation, in the name of any Division of the Corporation or in both names any agreement, contract, instrument, power of attorney or other document pertaining to the business or affairs of the Corporation or any Division of the Corporation, including without limitation agreements or contracts with any government or governmental department, agency or instrumentality, and (ii) delegate to any employee or agent the power to execute and deliver any such agreement, contract, instrument, power of attorney or other document.

   3.3 Powers and Duties of the Chairman. The Chairman shall be the Chief Executive of the Corporation and shall report directly to the Board. Except in such instances as the Board may confer powers in particular transactions upon any other officer, and subject to the control and direction of the Board, the Chairman shall manage and direct the business and affairs of the Corporation and shall communicate to the Board and any Committee thereof reports, proposals and recommendations for their respective consideration or action. He or she may do and perform all acts on behalf of the Corporation and shall preside at meetings of the Board and the stockholders.

   3.4 Powers and Duties of the President. The President shall have such powers and perform such duties as the Board or the Chairman may from time to time prescribe or as may be prescribed in these By-laws.

   3.5 Powers and Duties of Executive Vice Presidents, Senior Vice Presidents and Vice Presidents. Executive Vice Presidents, Senior Vice Presidents and Vice Presidents shall have such powers and perform such duties as the Board or the Chairman may from time to time prescribe or as may be prescribed in these By-laws.

   3.6 Powers and Duties of the Chief Financial Officer. The Chief Financial Officer shall have such powers and perform such duties as the Board or the Chairman may from time to time prescribe or as may be prescribed in these By-laws. The Chief Financial Officer shall cause to be prepared and maintained
(i) at the office of the Corporation, a stock ledger containing the names and addresses of all stockholders and the number of shares held by each and (ii) the list of stockholders for each meeting of the stockholders as required by Section 1.11 of these By-laws. The Chief Financial Officer shall be responsible for the custody of all stock books and of all unissued stock certificates.

   3.7 Powers and Duties of the Controller and Assistant Controllers. (a) The Controller shall be responsible for the maintenance of adequate accounting records of all assets, liabilities, capital and transactions of the Corporation. The Controller shall prepare and render such balance sheets, income statements, budgets and other financial statements and reports as the Board or the Chairman may require, and shall perform such other duties as may be prescribed or assigned pursuant to these By-laws and all other acts incident to the position of Controller.

   (b) Each Assistant Controller shall perform such duties as from time to time may be assigned by the Controller or by the Board. In the event of the absence, incapacity or inability to act of the Controller, then any Assistant Controller may perform any of the duties and may exercise any of the powers of the Controller.

   3.8 Powers and Duties of the Treasurer and Assistant Treasurers. (a) The Treasurer shall have the care and custody of all the funds and securities of the Corporation except as may be otherwise ordered by the Board, and shall cause such funds (i) to be invested or reinvested from time to time for the benefit of the Corporation as may be designated by the Board, the Chairman, the President, the Chief Financial Officer or the Treasurer or (ii) to be deposited to the credit of the Corporation in such banks or depositories as may be designated by the Board, the Chairman, the President, the Chief Financial Officer or the Treasurer, and shall cause such securities to be placed in safekeeping in such manner as may be designated by the Board, the Chairman, the President, the Chief Financial Officer or the Treasurer.

   (b) The Treasurer, any Assistant Treasurer or such other person or persons as may be designated for such purpose by the Board, the Chairman, the President, the Chief Financial Officer or the Treasurer may endorse in the name and on behalf of the Corporation all instruments for the payment of money, bills of lading, warehouse receipts, insurance policies and other commercial documents requiring such endorsement.

   (c) The Treasurer, any Assistant Treasurer or such other person or persons as may be designated for such purpose by the Board, the Chairman, the President, the Chief Financial Officer or the Treasurer (i) may sign all receipts and vouchers for payments made to the Corporation, (ii) shall render a statement of the cash account of the Corporation to the Board as often as it shall require the same; and (iii) shall enter regularly in books to be kept for that purpose full and accurate account of all moneys received and paid on account of the Corporation and of all securities received and delivered by the Corporation.

   (d) The Treasurer shall perform such other duties as may be prescribed or assigned pursuant to these By-laws and all other acts incident to the position of Treasurer. Each Assistant Treasurer shall perform such duties as may from time to time be assigned by the Treasurer or by the Board. In the event of the absence, incapacity or inability to act of the Treasurer, then any Assistant Treasurer may perform any of the duties and may exercise any of the powers of the Treasurer.

   3.9 Powers and Duties of the Secretary and Assistant Secretaries. (a) The Secretary shall keep the minutes of all proceedings of the stockholders, the Board and the Committees of the Board. The Secretary shall attend to the giving and serving of all notices of the Corporation, in accordance with the provisions of these By-laws and as required by applicable law. The Secretary shall be the custodian of the seal of the Corporation. The Secretary shall affix or cause to be affixed the seal of the Corporation to such contracts, instruments and other documents requiring the seal of the Corporation, and when so affixed may attest the same and shall perform such other duties as may be prescribed or assigned pursuant to these By-laws and all other acts incident to the position of Secretary.

   (b) Each Assistant Secretary shall perform such duties as may from time to time be assigned by the Secretary or by the Board. In the event of the absence, incapacity or inability to act of the Secretary, then any Assistant Secretary may perform any of the duties and may exercise any of the powers of the Secretary.

4.  INDEMNIFICATION.

   4.1(a) Right to Indemnification. The Corporation, to the fullest extent permitted by applicable law as then in effect, shall indemnify any person who is or was a Director or officer of the Corporation and who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any threatened, pending or completed investigation, claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, any action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a "Proceeding") by reason of the fact that such person is or was a Director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) (a "Covered Entity"), against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding. Any such former or present Director or officer of the Corporation finally determined to be entitled to indemnification as provided in this Article 4 is hereinafter called an "Indemnitee." Until such final determination is made, such former or present Director or officer shall be a "Potential Indemnitee" for purposes of this Article 4. Notwithstanding the foregoing provisions of this Section 4.1(a), the Corporation shall not indemnify an Indemnitee with respect to any Proceeding commenced by such Indemnitee unless the commencement of such Proceeding by such Indemnitee has been approved by a majority vote of the Disinterested Directors (as defined in Section 4.5(d); provided, however, that such approval of a majority of the Disinterested
--------   -------
Directors shall not be required with respect to any Proceeding commenced by such Indemnitee after a Change in Control (as defined in Section 4.5(d)) has occurred.

   (b) Effect of Amendments. Neither the amendment or repeal of, nor the adoption of a provision inconsistent with, any provision of this Article 4 (including, without limitation, this Section 4.1(b)) shall adversely affect the rights of any Director or officer under this Article 4 (i) with respect to any Proceeding commenced or threatened prior to such amendment, repeal or adoption of an inconsistent provision or (ii) after the occurrence of a Change in Control, with respect to any Proceeding arising out of any action or omission occurring prior to such amendment, repeal or adoption of an inconsistent provision, in either case without the written consent of such Director or officer.

   4.2 Insurance, Contracts and Funding. The Corporation may purchase and maintain insurance to protect itself and any Director, officer, employee or agent of the Corporation against any expenses, judgments, fines and amounts paid in settlement as specified in Section 4.1(a) or Section 4.6 of this Article 4 or incurred by any Director, officer, employee or agent of the Corporation in connection with any Proceeding referred to in such Sections, to the fullest extent permitted by applicable law as then in effect. The Corporation may enter into contracts with any Director, officer, employee or agent of the Corporation or any director, officer, employee, fiduciary or agent of any Covered Entity in furtherance of the provisions of this Article 4 and may create a trust fund or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article 4.

   4.3 Indemnification; Not Exclusive Right. The right of indemnification provided in this Article 4 shall not be exclusive of any other rights to which any Indemnitee or Potential Indemnitee may otherwise be entitled, and the provisions of this Article 4 shall inure to the benefit of the heirs and legal representatives of any Indemnitee or Potential Indemnitee under this Article 4 and shall be applicable to Proceedings commenced or continuing after the adoption of this Article 4, whether arising from acts or omissions occurring before or after such adoption.


   4.4 Advancement of Expenses. Each Potential Indemnitee shall be entitled to receive advance payment of any expenses actually and reasonably incurred by such Potential Indemnitee in connection with such Proceeding prior to a determination of entitlement to indemnification pursuant to Section 4.5(a). Each Potential Indemnitee shall submit a statement or statements to the Corporation requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding, reasonably evidencing the expenses incurred by such Potential Indemnitee and accompanied by an undertaking by or on behalf of such Potential Indemnitee to repay the amounts advanced if ultimately it should be determined that such Potential Indemnitee is not entitled to be indemnified against such expenses pursuant to this Article 4. A determination of the reasonableness of such expenses shall be made and such reasonable expenses shall be advanced pursuant to procedures to be established from time to time by the Board or its designee(s) (the "Advancement Procedures"). The amendment or repeal of, and the adoption of a provision inconsistent with, any provision of the Advancement Procedures shall be governed by Section 4.1(b) of this Article 4. Notwithstanding the foregoing provisions of this Section 4.4, the Corporation shall not advance expenses to a Potential Indemnitee with respect to any Proceeding commenced by such Potential Indemnitee unless the commencement of such Proceeding by such Potential Indemnitee has been approved by a majority vote of the Disinterested  Directors;  provided,
                                                                       --------
however,  that such approval of a majority of the Disinterested  Directors shall
-------
not be required with respect to any Proceeding commenced by such Potential Indemnitee after a Change in Control has occurred.

   4.5 Indemnification Procedures; Presumptions and Effect of Certain Proceedings; Remedies. In furtherance, but not in limitation, of the foregoing provisions of this Article 4, the following procedures, presumptions and remedies shall apply with respect to the right to indemnification under this
Article 4:

   (a) Procedures for Determination of Entitlement to Indemnification. (i) To obtain indemnification under this Article 4, a Potential Indemnitee shall submit to the Secretary of the Corporation a written request, including such documentation and information as is reasonably available to the Potential Indemnitee and reasonably necessary to determine whether and to what extent the Potential Indemnitee is entitled to indemnification (the "Supporting Documentation"). The determination of the Potential Indemnitee's entitlement to indemnification shall be made not later than 60 days after the later of (A) the receipt by the Corporation of the written request for indemnification together with the Supporting Documentation and (B) the receipt by the Corporation of written notice of final disposition of the Proceeding for which indemnification is sought. The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board in writing that the Indemnitee has requested indemnification.

   (ii) The Potential  Indemnitee's  entitlement to  indemnification  under this
Article 4 shall be determined in one of the following ways: (A) by a majority vote of the Disinterested Directors whether or not they constitute a quorum of the Board; (B) by a committee of the Disinterested Directors designated by a majority vote of the Disinterested Directors, whether or not they constitute a quorum of the Board; (C) by a written opinion of Independent Counsel as defined in Section 4.5(d)) if (x) a Change in Control shall have occurred and the Potential Indemnitee so requests or (y) there are no Disinterested Directors or a majority of such Disinterested Directors so directs; (D) by the stockholders of the Corporation; or (E) as provided in Section 4.5(b) of this Article 4.

   (iii) In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 4.5(a)(ii), a majority of the

Disinterested Directors (or, if there are no Disinterested Directors, the General Counsel of the Corporation or, if the General Counsel is or was a party to the Proceeding in respect of which indemnification is sought, the highest ranking officer of the Corporation who is not and was not a party to such Proceeding) shall select the Independent Counsel, but only an Independent Counsel to which the Potential Indemnitee does not reasonably object; provided,
                                                                       --------
however,  that if a  Change  in  Control  shall  have  occurred,  the  Potential
-------
Indemnitee shall select such Independent Counsel, but only an Independent Counsel to which a majority of the Disinterested Directors does not reasonably object.

   (b) Presumptions and Effect of Certain Proceedings. Except as otherwise expressly provided in this Article 4, if a Change in Control shall have occurred, the Potential Indemnitee shall be presumed to be entitled to indemnification under this Article 4 (with respect to actions or failures to act occurring prior to such Change in Control) upon submission of a request for indemnification together with the Supporting Documentation in accordance with
Section 5(a)(i)(b) of this Article 4, and thereafter the Corporation shall have the burden of proof to overcome that presumption in reaching a contrary determination. In any event, if the person or persons empowered under Section 4.5(a) of this Article 4 to determine entitlement to indemnification shall not have been appointed or shall not have made a determination within 60 days after the later of (x) receipt by the Corporation of the written request for indemnification together with the Supporting Documentation and (y) the receipt by the Corporation of written notice of final disposition of the Proceeding for which indemnification is sought, the Potential Indemnitee shall be deemed to be, and shall be, entitled to indemnification . The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, adversely affect the right of the Potential Indemnitee to indemnification or create a presumption that the Potential Indemnitee did not act in good faith and in a manner which the Indemnitee reasonably believed to be in or not opposed to the best interests of the Corporation or, with respect to any criminal Proceeding, that the Potential Indemnitee had reasonable cause to believe that his or her conduct was unlawful.

   (d)  Remedies.  (i) In the event that a  determination  is made  pursuant  to
Section 4.5(a) of this Article 4 that the Potential Indemnitee is not entitled to indemnification under this Article 4, (A) the Potential Indemnitee shall be
entitled  to  seek  an   adjudication   of  his  or  her   entitlement
to such  indemnification  either, at the Potential  Indemnitee's sole option, in
(x) an appropriate court of the state of Delaware or any other court of competent jurisdiction or (y) an arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association; (B) any such judicial proceeding or arbitration shall be de novo and the Indemnitee shall not be prejudiced by reason of such adverse determination; and (C) if a Change in Control shall have occurred, in any such judicial proceeding or arbitration the Corporation shall have the burden of proving that the Potential Indemnitee is not entitled to indemnification under this Article 4 (with respect to actions or omissions occurring prior to such Change in Control).

   (ii) If a determination shall have been made or deemed to have been made, pursuant to Section 4.5(a)or (b) of this Article 4, that the Potential Indemnitee is entitled to indemnification, the Corporation shall be obligated to pay the amounts constituting such indemnification within five days after such determination has been made or deemed to have been made and shall be conclusively bound by such determination unless (A) the Indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (B) such indemnification is prohibited by law. In the event that payment of indemnification is not made within five days after a determination of entitlement to indemnification has been made or deemed to have been made pursuant to Section 4.5(a) or (b) of this
Article 4, the Indemnitee shall be entitled to seek judicial enforcement of the Corporation's obligation to pay to the Indemnitee such indemnification. Notwithstanding the foregoing, the Corporation may bring an action, in an appropriate court in the state of Delaware or any other court of competent jurisdiction, contesting the right of the Indemnitee to receive indemnification hereunder due to the occurrence of an event described in Subclause (A) or (B) of this subsection (each, a "Disqualifying Event"); provided, however, that in any such action the Corporation shall have the burden of proving the occurrence of such Disqualifying Event.

   (iii) The Corporation shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section 4.5(c) that the procedures and presumptions of this Article 4 are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Article 4.

   (iv) In the event that the Indemnitee or Potential Indemnitee, pursuant to this Section 4.5(c), seeks a judicial adjudication of or an award in arbitration to enforce his or her rights under, or to recover damages for breach of, this
Article 4, such person shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any expenses actually and reasonably incurred by such person in connection with such judicial adjudication or arbitration. If it shall be determined in such judicial adjudication or arbitration that such person is entitled to receive part but not all of the indemnification or advancement of expenses sought, the expenses incurred by such person in connection with such judicial adjudication or arbitration shall be prorated accordingly.

   (e) Definitions.  For purposes of this Article 4:

   (i) "Change in Control" means a change in control of the Corporation of a nature that would be required to be reported in response to Item 6(e) (or any successor provision) of Schedule 14A of Regulation 14A (or any amendment or successor provision thereto) promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), whether or not the Corporation is then subject to such reporting requirement; provided that, without limitation, such a change in control shall be deemed to have occurred if (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Corporation representing 20% or more of the voting power of all outstanding shares of stock of the Corporation entitled to vote generally in an election of Directors without the prior approval of at least two-thirds of the members of the Board in office immediately prior to such acquisition; (B) the Corporation is a party to any merger or consolidation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's common stock would be converted into cash, securities or other property, other than a merger of the Corporation in which the holders of the Corporation's common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (C) there is a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Corporation, or liquidation or dissolution of the Corporation; (D) the Corporation is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter; or (E) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new Director whose election or nomination for election by the stockholders was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

   (ii) "Disinterested Director" means a Director who is not or was not a party to the Proceeding in respect of which indemnification is sought by the Indemnitee or Potential Indemnitee.

   (iii) "Independent Counsel" means a law firm or a member of a law firm that neither presently is, nor in the past five years has been, retained to represent: (a) the Corporation or the Indemnitee in any matter material to either such party or (b) any other party to the Proceeding giving rise to a claim for indemnification under this Article 4. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under applicable standards of professional conduct then prevailing under the law of the State of Delaware, would have a conflict of interest in representing either the Corporation or the Indemnitee or Potential Indemnitee's in an action to determine the Indemnitee's or Potential Indemnitee's rights under this Article 4.

   4.6 Indemnification of Employees and Agents. Notwithstanding any other provision of this Article 4, the Corporation, to the fullest extent permitted by applicable law as then in effect, may indemnify any person other than a Director or officer of the Corporation who is or was an employee or agent of the Corporation and who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any threatened, pending or completed Proceeding by reasons of the fact that such person is or was an employee or agent of the Corporation or was or is serving, at the request of the Corporation, as a director, officer, employee, or agent of a Covered Entity against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding. The Corporation may also advance expenses incurred by such employee, fiduciary or agent in connection with any such Proceeding, consistent with the provisions of applicable law as then in effect. If made or advanced, such indemnification shall be made and such reasonable expenses shall be advanced pursuant to procedures to be established from time to time by the Board or its designee(s).

   4.7 Severability. If any of this Article 4 shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (i) the validity, legality and enforceability of the remaining provisions of this Article 4 (including, without limitation, all portions of any Section of this Article 4 containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (ii) to the fullest extent possible, the provisions of this Article 4 (including, without limitation, all portions of any Section of this Article 4 containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

5. CAPITAL STOCK

   5.1 Stock Certificates. (a) Every holder of stock in the Corporation shall be entitled to have a certificate certifying the number of shares owned by him or her in the Corporation and designating the class and series of stock to which such shares belong, which certificate shall otherwise be in such form as the Board shall prescribe and as provided in Section 5.1(d). Each such certificate shall be signed by, or in the name of, the Corporation by the Chairman or the President or any Vice President, and by the Treasurer or any Assistant Treasurer or the Secretary or any Assistant Secretary.

   (b) If such certificate is countersigned by a transfer agent other than the Corporation or its employee, or by a registrar other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles, and, if permitted by applicable law, any other signature on the certificate may be a facsimile.

   (c) In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer at the date of issue.

   (d) Certificates of stock shall be issued in such form not inconsistent with the Certificate of Incorporation. They shall be numbered and registered in the order in which they are issued. No certificate shall be issued until fully paid.

   (e) All certificates surrendered to the Corporation shall be cancelled (other than treasury shares) with the date of cancellation and shall be retained by the Chief Financial Officer, together with the powers of attorney to transfer and the assignments of the shares represented by such certificates, for such period of time as such officer shall designate.

   5.2 Record Ownership. A record of the name of the person, firm or corporation and address of such holder of each certificate, the number of shares represented thereby and the date of issue thereof shall be made on the Corporation's books. The Corporation shall be entitled to treat the holder of record of any share of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any person, whether or not it shall have express or other notice thereof, except as required by applicable law.

   5.3 Transfer of Record Ownership. Transfers of stock shall be made on the books of the Corporation only by direction of the person named in the certificate or such person's attorney, lawfully constituted in writing, and only upon the surrender of the certificate therefor and a written assignment of the shares evidenced thereby. Whenever any transfer of stock shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer if, when the certificates are presented to the Corporation for transfer, both the transferor and transferee request the Corporation to do so.

   5.4 Lost, Stolen or Destroyed Certificates. Certificates representing shares of the stock of the Corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed in such manner and on such terms and conditions as the Board from time to time may authorize in accordance with applicable law.

   5.5 Transfer Agent; Registrar; Rules Respecting Certificates. The Corporation shall maintain one or more transfer offices or agencies where stock of the Corporation shall be transferable. The Corporation shall also maintain one or more registry offices where such stock shall be registered. The Board may make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of stock certificates in accordance with applicable law.

   5.6 Fixing Record Date for Determination of Stockholders of Record. (a) The Board may fix, in advance, a date as the record date for the purpose of determining the stockholders entitled to notice of, or to vote at, any meeting of the stockholders or any adjournment thereof, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board, and which record date shall not be more than sixty days nor less than ten days before the date of a meeting of the stockholders. If no record date is fixed by the Board, the record date for determining the stockholders entitled to notice of or to vote at a stockholders' meeting shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

   (b) The Board may fix, in advance, a date as the record date for the purpose of determining the stockholders entitled to receive payment of any dividend or other distribution or the allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or in order to make a determination of the stockholders for the purpose of any other lawful action, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board, and which record date shall not be more than sixty calendar days prior to such action. If no record date is fixed by the Board, the record date for determining the stockholders for any such purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto.

6. SECURITIES HELD BY THE CORPORATION.

   6.1 Voting. Unless the Board shall otherwise order, the Chairman, the President, any Executive Vice President, any Senior Vice President, any Vice
President, the Chief Financial Officer, the Controller, the Treasurer or the Secretary shall have full power and authority, on behalf of the Corporation, to attend, act and vote at any meeting of the stockholders of any corporation in which the Corporation may hold stock and at such meeting to exercise any or all rights and powers incident to the ownership of such stock, and to execute on behalf of the Corporation a proxy or proxies empowering another or others to act as aforesaid.

The Board from time to time may confer like powers upon any other person or persons.

   6.2 General Authorization to Transfer Securities Held by the Corporation. (a) Any of the following officers, to wit: the Chairman, the President, any Executive Vice President, any Senior Vice President, any Vice President, the Chief Financial Officer, the Controller, the Treasurer, any Assistant Controller, any Assistant Treasurer, and each of them, hereby is authorized and empowered to transfer, convert, endorse, sell, assign, set over and deliver any and all shares of stock, bonds, debentures, notes, subscription warrants, stock purchase warrants, evidences of indebtedness, or other securities now or hereafter standing in the name of or owned by the Corporation, and to make, execute and deliver any and all written instruments of assignment and transfer necessary or proper to effectuate the authority hereby conferred.

   (b) Whenever there shall be annexed to any instrument of assignment and transfer executed pursuant to and in accordance with the foregoing Section 6.2(a), a certificate of the Secretary or any Assistant Secretary in office at the date of such certificate setting forth the provisions hereof and stating that they are in full force and effect and setting forth the names of persons who are then officers of the corporation, all persons to whom such instrument and annexed certificate shall thereafter come shall be entitled, without further inquiry or investigation and regardless of the date of such certificate, to assume and to act in reliance upon the assumption that (i) the shares of stock or other securities named in such instrument were theretofore duly and properly transferred, endorsed, sold, assigned, set over and delivered by the Corporation, and (ii) with respect to such securities, the authority of these provisions of these By-laws and of such officers is still in full force and effect.

7. DEPOSITARIES AND SIGNATORIES.

   7.1 Depositaries. The Chairman, the President, the Chief Financial Officer, and the Treasurer are each authorized to designate depositaries for the funds of the Corporation deposited in its name or that of a Division of the Corporation, or both, and the signatories with respect thereto in each case, and from time to time, to change such depositaries and signatories, with the same force and effect as if each such depositary and the signatories with respect thereto and changes therein had been specifically designated or authorized by the Board; and each depositary designated by the Board or by the Chairman, the President, the Chief

Financial Officer, or the Treasurer shall be entitled to rely upon the certificate of the Secretary or any Assistant Secretary of the Corporation or of a Division of the Corporation setting forth the fact of such designation and of the appointment of the officers of the Corporation or of the Division or of both or of other persons who are to be signatories with respect to the withdrawal of funds deposited with such depositary, or from time to time the fact of any change in any depositary or in the signatories with respect thereto.

   7.2 Signatories. Unless otherwise designated by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer, all notes, drafts, checks, acceptances, orders for the payment of money and all other negotiable instruments obligating the Corporation for the payment of money shall be (a) signed by the Treasurer or any Assistant Treasurer and (b) countersigned by the Controller or any Assistant Controller, or (c) either signed or countersigned by the Chairman, the President, any Executive Vice President, any Senior Vice President or any Vice President in lieu of either the officers designated in Clause (a) or the officers designated in Clause (b) of this Section 7.2.

8. SEAL.

   The seal of the Corporation shall be in such form and shall have such content as the Board shall from time to time determine.

9. FISCAL YEAR.

   The fiscal year of the Corporation shall end on December 31 in each year, or on such other date as the Board shall determine.

10. WAIVER OF OR DISPENSING WITH NOTICE.

   (a) Whenever any notice of the time, place or purpose of any meeting of the stockholders is required to be given by applicable law, the Certificate of Incorporation or these By-laws, a written waiver of notice, signed by a stockholder entitled to notice of a stockholders' meeting, whether by telegraph, cable or other form of recorded communication, whether signed before or after the time set for a given meeting, shall be deemed equivalent to notice of such meeting. Attendance of a stockholder in person or by proxy at a stockholders' meeting shall constitute a waiver of notice to such stockholder of such meeting, except when the stockholder attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting was not lawfully called or convened.

   (b) Whenever any notice of the time or place of any meeting of the Board or Committee of the Board is required to be given by applicable law, the Certificate of Incorporation or these By-laws, a written waiver of notice signed by a Director, whether by telegraph, cable or other form of recorded communication, whether signed before or after the time set for a given meeting, shall be deemed equivalent to notice of such meeting. Attendance of a Director at a meeting in person (or by conference telephone or similar communications equipment) shall constitute a waiver of notice to such Director of such meeting.

   (c) No notice need be given to any person with whom communication is made unlawful by any law of the United States or any rule, regulation, proclamation or executive order issued under any such law.

11. AMENDMENT OF BY-LAWS.

   Except as otherwise provided in Section 2.8(a) of these By-laws, these By-laws, or any of them, may from time to time be supplemented, amended or repealed, or new By-laws may be adopted, by the Board at any regular or special meeting of the Board, if such supplement, amendment, repeal or adoption is approved by a majority of the entire Board. These By-laws, or any of them, may from time to time be supplemented, amended or repealed, or new By-laws may be adopted, by the stockholders at any regular or special meeting of the stockholders at which a quorum is present, if such supplement, amendment, repeal or adoption is approved by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of stock of the Corporation entitled to vote generally in an election of directors.

12.  OFFICES AND AGENT

   (a) Registered Office and Agent. The registered office of the Corporation in the State of Delaware shall be 1209 Orange Street, Wilmington, Delaware 19801. The name of the registered agent is The Corporation Trust Company. Such registered agent has a business office identical with such registered office.

   (b) Other Offices. The Corporation may also have offices at other places, either within or outside the State of Delaware, as the Board of Directors may from time to time determine or as the business of the Corporation may require.


State of                                    }
                                            }        ss.
County of                                   }


This is to certify that the foregoing is a true copy of the Bylaws of The Hartford Financial Services Group, Inc. in full force and effect on this date.


Attest:



------------------------------
Secretary


Dated:


mrb/bylawsfi.doc

                                                                   EXHIBIT 10.15


                  KEY EXECUTIVE EMPLOYMENT PROTECTION AGREEMENT
                  ---------------------------------------------


               THIS AGREEMENT, dated as of October 1, 1997, by and between The Hartford Financial Services Group, Inc., a Delaware corporation (the "Company"), and ________ ("Executive").

                              W I T N E S S E T H :
                              - - - - - - - - - -


               WHEREAS, the Company has employed the Executive in an officer position and has determined that the Executive holds an important position with the Company;

               WHEREAS, the Company believes that, in the event it is confronted with a situation that could result in a change in ownership or control of the Company, continuity of management will be essential to its ability to evaluate and respond to such situation in the best interests of shareholders;

               WHEREAS, the Company understands that any such situation will present significant concerns for Executive with respect to Executive's financial and job security;

               WHEREAS, the Company desires to assure itself of Executive's services during the period in which it is confronting such a situation, and to provide Executive with certain financial assurances to enable Executive to perform the responsibilities of Executive's position without undue distraction and to exercise judgment without bias due to Executive's personal circumstances;

               WHEREAS, to achieve these objectives, the Company and Executive desire to enter into an agreement providing the Company and Executive with certain rights and obligations upon the occurrence of a Change of Control or Potential Change of Control (as defined in Section 2 hereof);

               NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, it is hereby agreed by and between the Company and Executive as follows:

1.  OPERATION OF AGREEMENT.
    ----------------------

        (A) EFFECTIVE DATE. The effective date of this Agreement (the "Effective
            --------------
        Date") shall be the earlier of: (i) the date on which a Potential Change of Control occurs, or (ii) the date on which a Change of Control occurs, provided that if Executive is not actively employed by the Company on
        --------  ----
        the Effective Date, this Agreement shall be void and without effect.

        (B) TERMINATION FOLLOWING A POTENTIAL CHANGE OF CONTROL.  Consonant with
            ---------------------------------------------------
        Section 1(a), in the event that Executive's employment is terminated by the Company in a Termination Without Cause or is terminated by Executive in a Termination For Good Reason (as defined herein) after the occurrence of a Potential Change of Control, and a Change of Control occurs within one year following the date of such Termination Without Cause or Termination For Good Reason, then solely for purposes of this Agreement, Executive shall be deemed to have remained in the Company's employ until the occurrence of such Change of Control and to have then been terminated by the Company in a Termination Without Cause, and Executive shall be entitled to receive the benefits payable under
        Section 7 of this Agreement, but reduced by any amounts paid to Executive by the Company on account of the termination of Executive's employment prior to the occurrence of such Change of Control.


2.  CERTAIN APPLICABLE DEFINITIONS.
    ------------------------------

        (A) BENEFICIAL OWNER. For purposes of this Agreement, "Beneficial Owner"
            ----------------
        means any Person who, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended (the
        "Act")) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (i) a Person shall not be deemed the
                       --------------
        Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (A) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or (B) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (A) or (B) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (ii) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

        (B)  CHANGE OF  CONTROL.  For  purposes  of this  Agreement,  "Change of
             ------------------
        Control" means:

               (I) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, is the Beneficial Owner of twenty percent or more of the outstanding stock of the Company;

               (II) any person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of the Company (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the Beneficial Owner of fifteen percent or more of the outstanding stock of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

               (III) the stockholders of the Company shall approve (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a merger of the Company in which holders of stock of the Company immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or

               (IV) within any 12 month period, the persons who were directors of the Company immediately before the beginning of such period (the "Incumbent Directors") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of the Company (the "Board") or the board of directors of any successor to the Company, provided that any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director (A) was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually or by prior operation of this clause (iv), and (B) was not designated by a person who has entered into an agreement with the Company to effect a transaction described in the immediately preceding clause (iii).

        (C) PERSON.  For  purposes of this  Agreement,  "Person" has the meaning
            ------
        ascribed to such term in Section  3(a)(9) of the Act, as supplemented by
        Section 13(d)(3) of the Act; provided, however, that Person shall not include (i) the Company, any subsidiary of the Company or any other Person controlled by the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company or of any subsidiary of the Company, or (iii) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of securities of the Company.

        (D)  POTENTIAL  CHANGE  OF  CONTROL.  For  purposes  of this  Agreement,
             ------------------------------
        "Potential Change of Control" means:

               (I) a Person shall commence a tender offer, which if successfully consummated, would result in such Person being the Beneficial Owner of at least 15% of the voting securities of the Company;

               (II) the Company shall enter into an agreement, the consummation of which shall constitute a Change of Control;

               (III) proxies for the election of directors of the Company shall be solicited by anyone other than the Company; or

               (IV) any other event shall occur which is deemed to be a Potential Change of Control by the Board or the appropriate committee thereof.

3.  EMPLOYMENT PERIOD.
    -----------------

Subject to Section 7 of this Agreement, the Company agrees to continue Executive in its employ, and Executive agrees to remain in the employ of the Company, for the period commencing on the Effective Date and ending on the third anniversary of the date on which a Change of Control occurs (the "Employment Period"). Notwithstanding the foregoing, if, prior to the Effective Date, Executive is demoted to a position lower than the position held by Executive as of the date first above written, or is otherwise determined by the chairman of the Company (the "Chairman") prior to the Effective Date to hold a position inappropriate for coverage under this Agreement, this Agreement shall be void and without effect, unless the Board, any appropriate committee thereof, or the Chairman declares that this Agreement shall continue in effect by written notice delivered to Executive within 60 days following such demotion, placement or determination.


4.  POSITION AND DUTIES.
    -------------------

        (A) NO REDUCTION IN POSITION. During the Employment Period,  Executive's
            ------------------------
        position (including titles), authority and responsibilities shall be at least commensurate with those held, exercised and assigned immediately prior to the Effective Date. It is understood that, for purposes of this Agreement, such position, authority and responsibilities shall not be regarded as not commensurate merely by virtue of the fact that a successor shall have acquired all or substantially all of the business and/or assets of the Company as contemplated by Section 11(d) of this Agreement.

        (B) BUSINESS TIME. On and after the Effective Date,  Executive agrees to
            -------------
        devote full attention during normal business hours to the business and affairs of the Company and to use best efforts to perform faithfully and efficiently the responsibilities assigned to Executive hereunder, to the extent necessary to discharge such responsibilities, except for (i) time spent (A) serving on the board of directors of any business corporation with the consent of the Board, the appropriate committee of the Board, or the Chairman, (B) serving on the board of, or working for, any charitable or community organization (with the consent of the Board or the Chairman if any such service or work is to be performed during normal business hours), or (C) pursuing Executive's personal financial and legal affairs, so long as the foregoing activities, individually or collectively, do not substantially interfere with the performance of Executive's responsibilities hereunder or violate any of the provisions of Section 10 hereof, and (ii) periods of vacation, sick leave or other leave to which Executive is entitled under the programs and policies of the Company that apply to similarly situated executives. It is expressly understood and agreed that Executive's continuing to serve on any boards and committees on which Executive is serving or with which Executive is otherwise associated immediately preceding the Effective Date shall not be deemed to interfere substantially with the performance of Executive's responsibilities hereunder.


5.  COMPENSATION.
    ------------

        (A) BASE SALARY.  During the  Employment  Period,  the Company shall pay
            -----------
        Executive a base salary at an annual rate no less than the annual rate in effect immediately prior to the Effective Date. Such base salary shall be reviewed at least once each during each calendar year of the Employment Period, and may be increased at any time and from time to time by action of the Board or the appropriate committee thereof or any individual having authority to take such action in accordance with the Company's regular practices, but shall not be reduced below the annual rate in effect immediately prior to the Effective Date. Executive's base salary, as it may be increased from time to time, shall be referred to herein as "Base Salary." Neither the Base Salary nor any increase in Base Salary after the Effective Date shall serve to limit or reduce any obligation of the Company hereunder.

        (B) ANNUAL BONUS.  For each  calendar year ending during the  Employment
            ------------
        Period, Executive shall have the opportunity to earn and receive an annual bonus, based on the achievement of target levels of performance, equal to no less than the percentage of Executive's Base Salary used to calculate such bonus immediately prior to the Effective Date. Executive's annual bonus opportunity, as it may be increased from time to time during the Employment Period, shall be referred to herein as "Target Bonus." The actual bonus, if any, payable for any calendar year during the Employment Period shall be determined in accordance with the terms of the Company's Annual Executive Bonus Program or any successor annual incentive plan (the "Annual Plan") based upon the performance of the Company and/or its applicable affiliates and/or Executive against target objectives established under such Annual Plan. Subject to Executive's election to defer all or a portion of any annual bonus payable hereunder pursuant to the terms of any deferred compensation or savings plan or arrangement maintained or established by the Company or its affiliates and made available to Executive, any annual bonus payable under this Section 5(b) shall be paid to Executive in accordance with the terms of the Annual Plan.

        (C) LONG-TERM  INCENTIVE  COMPENSATION.  During the  Employment  Period,
            ----------------------------------
        Executive shall participate in all of the Company's existing and future long-term incentive compensation programs for key executives at a level commensurate with Executive's participation in such programs immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available to Executive or other similarly situated executives at any time thereafter.


6.   BENEFITS, PERQUISITES AND EXPENSES.
     ----------------------------------

        (A)  BENEFITS.  During the  Employment  Period,  Executive  (and, to the
             --------
        extent applicable, his or her dependents) shall be entitled to participate in or be covered under (i) each welfare benefit plan maintained or as hereafter amended or established by the Company or its applicable affiliates, including, without limitation, each group life, hospitalization, medical, dental, health, accident or disability insurance or similar plan or program thereof, and (ii) each pension, retirement, savings, deferred compensation, stock purchase or other similar plan or program maintained or as hereafter amended or established by the Company or its applicable affiliates, in each case at a level commensurate with the Executive's participation in such plans or programs immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available to Executive or other similarly situated executives at any time thereafter.

        (B)  PERQUISITES.  For each calendar year during the Employment  Period,
             -----------
        Executive shall be entitled to no less than the number of paid vacation days per year that Executive was entitled to immediately prior to the Effective Date, and shall also be entitled to receive such other perquisites commensurate with those generally provided to Executive immediately prior to the Effective Date, or, if more favorable to the Executive, at the level made available from time to time to Executive or other similarly situated executives at any time thereafter.

        (C) BUSINESS EXPENSES. During the Employment Period, the Company shall pay or reimburse Executive for all reasonable business expenses incurred or paid  by  Executive  in the  performance  of  Executive's  duties,  upon presentation of expense statements or vouchers and such other information as the Company may require and in accordance with the generally applicable policies and procedures of the Company as in effect immediately prior to the Effective Date, or, if more favorable to the Executive, in accordance with the policies and procedures in effect at any time thereafter.

        (D) OFFICE AND SUPPORT STAFF.  During the Employment  Period,  Executive
            ------------------------
        shall be entitled to an office with furnishings and other material appointments, and to secretarial and other assistance, at a level commensurate with the foregoing provided immediately prior to the Effective Date, or, if more favorable to the Executive, in accordance with the policies and procedures in effect at any time thereafter.


        (E)  INDEMNIFICATION.  The Company  shall  indemnify  Executive and hold
             ---------------
        Executive harmless from and against any claim, loss or cause of action, regardless whether asserted during or after the Employment Period, arising from or out of Executive's performance as an officer, director or employee of the Company or any of its affiliates or in any other capacity, including any fiduciary capacity, in which Executive serves at the request of the Company, to the maximum extent permitted by applicable law and under the Certificate of Incorporation and By-Laws of the Company, as may be amended from time to time (the "Governing Documents"), provided that in no event shall the protection afforded to
                      -------- ----
        Executive be less than that afforded under the Governing Documents as in effect immediately prior to the Effective Date.

7.  EARLY TERMINATION OF THE EMPLOYMENT PERIOD.
    ------------------------------------------

        (A) TERMINATION. Notwithstanding Section 3 hereof, the Employment Period
            -----------
        shall end upon the  earliest  to occur of (i) a  Termination  For Cause,
        (ii) a Termination  Without Cause,  (iii) a Termination For Good Reason,
        (iv) a Voluntary Termination, (v) a Termination Due to Retirement, (vi) a Termination Due to Disability, or (vii) a Termination Due to Death.

        (B)  NOTICE  OF  TERMINATION.   Communication   of  termination  of  the
             -----------------------
        Employment Period shall be made to the other party by Notice of Termination (as defined in this Section 7) in the case of (i) a Termination For Cause, (ii) a Termination Without Cause, (iii) a Termination For Good Reason, or (iv) a Voluntary Termination.

        (C) BENEFITS PAYABLE UPON TERMINATION;  RULES FOR DETERMINING REASON FOR
            --------------------------------------------------------------------
        TERMINATION.
        -----------

               (I) BENEFITS PAYABLE UPON  TERMINATION.  Following the end of the
                   ----------------------------------
               Employment Period, Executive (or in the event of the Executive's death, his or her surviving spouse, if any, or if none, his or her estate) shall be paid the type or types of compensation determined to be payable in accordance with the following table, such payment to be made in the form specified in such table and at the time established pursuant to Section 8 hereof. Capitalized terms used in such table shall have the meanings set forth in
               Section 7(d) hereof.

               (II) RULES FOR DETERMINING REASON FOR TERMINATION.
                    --------------------------------------------

                       (A) No Termination Without Cause or Termination For Good Reason shall be treated as a Termination Due to Retirement or a Termination Due to Disability for purposes of any Pro Rata Target Bonus, Severance Payment, Equity Awards or Vested Benefits Enhancement, notwithstanding the fact that, either on, before or after the Date of Termination with respect thereto, (I) Executive was eligible for Retirement as defined in The Hartford Investment and Savings Plan, as may be amended from time to time, or any successor plan thereof (the "Savings Plan"), (II) Executive requested to be treated as a retiree for purposes of the Savings Plan or any other plan or program of the Company or its affiliates, or (III) Executive or the Company could have terminated Executive's employment in a Termination Due to Disability hereunder.

                       (B) No Termination Due to Retirement shall be treated as a Voluntary Termination.

=================================================================================================================================
                                                       BENEFITS PAYABLE
=================================================================================================================================
               Accrued        Pro Rata       Severance      Equity Awards       Vested Benefits     Vested Benefits Welfare
BENEFIT        Salary         Target Bonus   Payment                                                Enhancement     Benefits
                                                                                                                    Continuation
=================================================================================================================================

FORM OF        Lump           Lump Sum       Lump           Determined          Determined          Lump Sum        Determined
PAYMENT        Sum                           Sum            Under the           Under the                           Under the
                                                            Applicable Plan     Applicable Plan                     Applicable
                                                                                                                    Plan
=================================================================================================================================

Termination    Payable        Not Payable    Not Payable    Determined Under    Determined          Not Payable     Not Available
For Cause                                                   the Applicable      Under the
                                                            Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

Termination    Payable        Payable        Payable        Determined Under    Determined          Payable         Available
Without                                                     the Applicable      Under the
Cause                                                       Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

Termination    Payable        Payable        Payable        Determined Under    Determined          Payable         Available
For Good                                                    the Applicable      Under the
Reason                                                      Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

Voluntary      Payable        Not Payable    Not Payable    Determined Under    Determined          Not Payable     Not Available
Termination                                                 the Applicable      Under the
                                                            Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

Termination    Payable        Determined     Not            Determined Under    Determined          Not Payable     Available
Due to                        Under the      Payable        the Applicable      Under the
Retirement                    Applicable                    Plan                Applicable Plan
                              Plan
---------------------------------------------------------------------------------------------------------------------------------

Termination    Payable        Payable        Not Payable    Determined Under    Determined          Not  Payable    Available
Due to                                                      the Applicable      Under the
Disability                                                  Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

Termination    Payable        Payable        Not Payable    Determined Under    Determined          Not Payable     Not Available
Due to                                                      the Applicable      Under the
Death                                                       Plan                Applicable Plan
---------------------------------------------------------------------------------------------------------------------------------

        (D)  DEFINITIONS.   For  purposes  of  this  Agreement,   the  following
             -----------
        capitalized terms used herein shall have the following meanings:

                "ACCRUED SALARY" means Base Salary earned, but unpaid, for services rendered to the Company on or prior to the Date of Termination (other than Base Salary deferred pursuant to Executive's election, as contemplated by Section 5(b) hereof), plus any vacation pay accrued by Executive as of such date.

                "AVAILABLE" means that a particular benefit shall be made available to Executive to the extent specifically provided herein or required by applicable law.

                "DATE OF TERMINATION" means (i) in the case of a termination for which a Notice of Termination is required, the date of receipt of such Notice of Termination or, if later, the date specified therein, as the case may be, or (ii) in all other cases, the actual date on which Executive's employment terminates during the Employment Period.

                "DETERMINED UNDER THE APPLICABLE PLAN" means that the determination of whether a particular benefit shall or shall not be paid to Executive, and, where specifically provided by this Agreement, the timing or form of any benefit payment, shall be made solely by application of the terms of the plan or program providing such benefit, except to the extent that the terms of such plan or program are expressly superseded or modified by this Agreement.

                "EQUITY AWARDS" means the outstanding stock option, restricted stock, performance share and other equity or long-term incentive compensation awards, if any, held by Executive as of the Date of Termination.

                "ERPS"  means  any  excess  retirement  plans  maintained  or as
                hereafter   amended  or   established  by  the  Company  or  its
                applicable affiliates.

                "ESPS" means any excess investment and savings plans maintained or as hereafter amended or established by the Company or its applicable affiliates.

                "LUMP SUM" means a single lump sum cash payment.

                "NOT AVAILABLE" means that the particular benefit shall not be made available to Executive, except to the extent required by applicable law.

                "NOT PAYABLE" means that the particular benefit shall not be paid or otherwise provided to Executive.

                "NOTICE OF TERMINATION" means (i) in the case of a Termination For Cause, a written notice given by the Company to Executive, within 30 calendar days of the Company's having actual knowledge of the events giving rise to such Termination For Cause, (ii) in the case of a Termination Without Cause, a written notice given by the Company to Executive at least 30 calendar days before the effective date of such Termination Without Cause, (iii) in the case of a Termination For Good Reason, a written notice given by Executive to the Company within 180 days of Executive's having actual knowledge of the events giving rise to such Termination For Good Reason, and which (A) indicates the specific termination provision in this Agreement relied upon, (B) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (C) if the applicable Date of Termination is other than the date of receipt of such notice, specifies such Date of Termination (which date shall be not more than 15 days after the giving of such notice), provided that the
                                                               -------------
                failure by Executive to set forth in such Notice of Termination any fact or circumstance that contributes to a showing of Good Reason shall not waive any right of Executive hereunder or preclude Executive from asserting such fact or circumstance in enforcing his or her rights hereunder, and (iv) in the case of a Voluntary Termination, a written notice given by Executive to the Company at least 30 calendar days before the Date of Termination specified therein.

                "PAYABLE" means that a particular benefit shall be paid to Executive in the amount, at the time, and in the form specified herein.

                "PRO-RATA TARGET BONUS" means an amount equal to the product of:
                (i) Executive's Target Bonus under Section 5(b) for the calendar year in which the Date of Termination occurs, multiplied by (ii) a fraction (the "Service Fraction"), the numerator of which is equal to the number of rounded months in such calendar year which have elapsed as of such Date of Termination, and the denominator  of  which  is 12;  provided  that,  if the  Date of
                                                --------------
                Termination occurs in the last quarter of any calendar year, Pro-Rata Target Bonus shall mean the amount determined under the above formula or, if greater, the product of: (A) the bonus that would have been paid to Executive based on actual performance for such calendar year, and (B) the Service Fraction.

                "SEVERANCE PAYMENT" means a cash amount equal to two times the sum of: (i) Executive's Base Salary at the rate in effect as of the Date of Termination, and (ii) Executive's Target Bonus amount under Section 5(b) hereof for the calendar year in which the Date of Termination occurs.

                "TERMINATION DUE TO DEATH" means a termination of Executive's employment due to the death of Executive.

                "TERMINATION  DUE TO  DISABILITY"  means:  (i) a termination  of
                Executive's employment by the Company as a result of a determination by the Board, the appropriate committee thereof or the Chairman that Executive has been incapable of substantially fulfilling the positions, duties, responsibilities and obligations set forth in this Agreement on account of physical, mental or emotional incapacity resulting from injury, sickness or disease for a period of (A) at least four consecutive months, or (B) more than six months in any twelve month period, or (ii) Executive's termination of employment on account of Disability as defined in the Savings Plan.

                "TERMINATION DUE TO RETIREMENT" means Executive's termination of employment on account of Executive's Retirement as defined in the Savings Plan.

                "TERMINATION FOR CAUSE" means the Company's termination of Executive's employment due to (i) Executive's conviction of a felony; (ii) an act or acts of extreme dishonesty or gross misconduct on Executive's part which result or are intended to result in material damage to the Company's business or reputation; or (iii) repeated material violations by Executive of his or her obligations under Section 4 of this Agreement, which violations are demonstrably willful and deliberate on the Executive's part and which result in material damage to the Company's business or reputation.

                "TERMINATION FOR GOOD REASON" means the occurrence of any of the following after the occurrence of a Potential Change of Control or a Change of Control:

                        (I) (A) the assignment to Executive of any duties inconsistent in any material adverse respect with Executive's position, duties, authority or responsibilities as contemplated by Section 4 of this Agreement, or (B) any other material adverse change in such position, including titles, duties, authority or responsibilities;

                        (II) any failure by the Company to comply with any of the provisions of Sections 5 and 6 of this Agreement at a level of least equal to that in effect immediately preceding such Change of Control or Potential Change of Control, other than an insubstantial or inadvertent failure remedied by the Company promptly after receipt of notice thereof given by Executive;

                        (III) the Company's requiring Executive to be based at any office or location more than 25 miles from the location at which Executive performed the services specified under Section 4 hereof immediately prior to such Change of Control or Potential Change of Control, except for travel reasonably required in the performance of Executive's responsibilities;

                        (IV) any failure by the Company to obtain the assumption and agreement to perform this Agreement by a successor as contemplated by Section 11(d); or

                        (V) any attempt by the Company to terminate Executive's employment in a Termination For Cause that is determined in a proceeding pursuant to Section 10 or Section 11 hereof not to constitute a Termination For Cause.

                Notwithstanding the foregoing, a termination of Executive's employment shall not be treated as a Termination For Good Reason
                (I) if Executive shall have consented in writing to the occurrence of the event giving rise to the claim of Termination For Good Reason, or (II) if Executive shall have delivered a Notice of Termination to the Company, and the facts and circumstances specified therein as providing a basis for such Termination For Good Reason are cured by the Company within 10 days of its receipt of such Notice of Termination.

                "TERMINATION WITHOUT CAUSE" means any involuntary termination of Executive's employment by the Company, other than a Termination For Cause, a Termination Due to Disability by the Company or a Termination Due to Death.

                "VESTED BENEFITS" means amounts that are vested or that Executive is otherwise entitled to receive, without the performance by Executive of further services or the resolution of a contingency, under the terms of or in accordance with any investment and savings plan or retirement plan (including any plan providing retiree medical benefits) of the Company or its affiliates, and any ERPs or ESPs related thereto, and any deferred compensation or employee stock purchase plan or similar plan or program of the Company or its affiliates.

                "VESTED BENEFITS ENHANCEMENT" means (i) a cash amount equal to the present value, calculated using a discount rate equal to the then prevailing applicable Federal rate as determined under
                Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"), of the additional retirement benefits that would have been payable or available to Executive under any ERPs, based on (A) the age and service Executive would have attained or completed had Executive continued in the Company's employ until the second anniversary of the Date of Termination, and (B) where compensation is a relevant factor, Executive's pensionable compensation as of such Date of Termination, such compensation to include, on the same terms as apply to other executives, any Severance Payment made to Executive, and (ii) solely for purposes of vesting in any benefits under any ESPs, Executive shall be treated as having continued in the Company's employ until the second anniversary of such Date of Termination.

                "VOLUNTARY TERMINATION" means any voluntary termination of Executive's employment by Executive, other than a Termination For Good Reason, a Termination Due to Retirement, or a Termination Due to Disability by Executive.

                "WELFARE BENEFITS CONTINUATION" means that until the second anniversary of the Date of Termination, Executive and, if applicable, his or her dependents, shall be entitled to continue participation in the life and health insurance benefit plans of the Company or its affiliates in which Executive and/or such dependents were participating as of the Date of Termination, and such other welfare benefit plans thereof in which the Company is required by law to permit the participation of Executive and/or his dependents, (collectively, the "Welfare Benefit Plans"). Such participation shall be on the same terms and conditions (including the requirement that Executive pay any premiums generally paid by an employee) as would apply if Executive were still in the employ of the Company; provided that the continued
                                                     -------- ----
                participation of Executive and/or the dependents of Executive in such Welfare Benefit Plans shall cease on such earlier date as Executive may become eligible for comparable welfare benefits provided by a subsequent employer. To the extent that Welfare Benefits Continuation cannot be provided under the terms of the applicable plan, policy or program, the Company shall provide a comparable benefit under another plan or from the Company's general assets.

        (D) OUT-PLACEMENT  SERVICES. If the Employment Period terminates because
            -----------------------
        of a Termination Without Cause or a Termination For Good Reason, Executive shall be entitled to out-placement services, provided by the Company or its designee at the Company's expense, for 12 months following the Date of Termination, or such lesser period as the Executive may require such services.

        (E) CERTAIN FURTHER PAYMENTS BY COMPANY.
            -----------------------------------

                (I) TAX REIMBURSEMENT  PAYMENT.  In the event that any amount or
                    --------------------------
                benefit paid or distributed to Executive pursuant to this Agreement, taken together with any amounts or benefits otherwise paid or distributed to Executive by the Company or any affiliate (collectively, the "Covered Payments"), are or become subject to the tax (the "Excise Tax") imposed under Section 4999 of the Code, or any similar tax that may hereafter be imposed, the Company shall pay to Executive at the time specified in this Section an additional amount (the "Tax Reimbursement Payment") such that the net amount retained by the Executive with respect to such Covered Payments, after deduction of any Excise Tax on the Covered Payments and any Federal, state and local income tax and other tax on the Tax Reimbursement Payment provided for by this Section, but before deduction for any Federal, state or local income or employment tax withholding on such Covered Payments, shall be equal to the amount of the Covered Payments.

                (II) APPLICABLE  RULES. For purposes of determining  whether any
                     -----------------
                of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax:

                        (A) Such Covered Payments shall be treated as "parachute payments" within the meaning of Section 280G of the Code, and all "parachute payments" in excess of the "base amount" (as defined under Section 280G(b)(3) of the Code) shall be treated as subject to the Excise Tax, unless, and except to the extent that, in the good faith judgment of the Company's independent certified public accountants appointed prior to the Effective Date or tax counsel selected by such accountants (the "Accountants"), the Company has a reasonable basis to conclude that such Covered Payments (in whole or in part) either do not constitute "parachute payments" or represent reasonable compensation for personal
                        services   actually  rendered  (within  the  meaning  of
                        Section 280G(b)(4)(B) of the Code) in excess of the "base amount," or such "parachute payments" are otherwise not subject to such Excise Tax, and

                        (B) The value of any non-cash benefits or any deferred payment or benefit shall be determined by the Accountants in accordance with the principles of Section 280G of the Code.

                (III)  ADDITIONAL  RULES. For purposes of determining the amount
                       -----------------
                of the Tax Reimbursement Payment, the Executive shall be deemed to pay: (A) Federal income taxes at the highest applicable marginal rate of Federal income taxation for the calendar year in which the Tax Reimbursement Payment is to be made, and (B) any applicable state and local income and other taxes at the highest applicable marginal rate of taxation for the calendar year in which the Tax Reimbursement Payment is to be made, net of the maximum reduction in Federal incomes taxes which could be obtained from the deduction of such state or local taxes if paid in such year.

                (IV) REPAYMENT OR ADDITIONAL PAYMENT IN CERTAIN CIRCUMSTANCES.
                     --------------------------------------------------------

                        (A)  REPAYMENT.  In the  event  that the  Excise  Tax is
                             ---------
                        subsequently determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to be less than the amount taken into account hereunder in calculating the Tax Reimbursement Payment made, Executive shall repay to the Company, at the time that the amount of such reduction in the Excise Tax is finally determined, the portion of such prior Tax Reimbursement Payment that would not have been paid if such lesser Excise Tax had been applied in initially calculating such Tax Reimbursement Payment, plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. Notwithstanding the foregoing, in the event any portion of the Tax Reimbursement Payment to be repaid to the Company has been paid to any Federal, state or local tax authority, repayment thereof shall not be required until actual refund or credit of such portion has been made to Executive by the applicable tax authority, and interest payable to the Company shall not exceed interest received or credited to the Executive by such tax authority for the period it held such portion. Executive and the Company shall mutually agree upon the course of action to be pursued (and the method of allocating the expenses thereof) if Executive's good faith claim for refund or credit is denied.

                        (B) ADDITIONAL TAX REIMBURSEMENT  PAYMENT.  In the event
                            -------------------------------------
                        that the Excise Tax is later determined by the Accountants or pursuant to any proceeding or negotiations with the Internal Revenue Service to exceed the amount taken into account hereunder at the time the Tax Reimbursement Payment is made (including, but not limited to, by reason of any payment the existence or amount of which cannot be determined at the time of the Tax Reimbursement Payment), the Company shall make an additional Tax Reimbursement Payment in respect of such excess (plus any interest or penalty payable with respect to such excess) at the time that the amount of such excess is finally determined.

                (V) TIMING FOR TAX REIMBURSEMENT  PAYMENT. The Tax Reimbursement
                    -------------------------------------
                Payment (or portion thereof) provided for in this Section 7 shall be paid to Executive not later than 10 business days following the payment of the Covered Payments; provided, however, that if the amount of such Tax Reimbursement Payment (or portion thereof) cannot be finally determined on or before the date on which payment is due, the Company shall pay to Executive by such date an amount estimated in good faith by the Accountants to be the minimum amount of such Tax Reimbursement Payment and shall pay the remainder of such Tax Reimbursement Payment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than 45 calendar days after payment of the related Covered Payment. In the event that the amount of the estimated Tax Reimbursement Payment exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to Executive, payable on the fifth business day after written demand by the Company for payment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code).


8.  TIMING OF PAYMENTS.
    ------------------

Accrued Salary, Severance Payments and Vested Benefits Enhancements shall be paid no later than 10 days following the Date of Termination. Pro-Rata Target Bonus shall be paid no later than the same time as similar awards are paid to other executives participating in the plans or programs under which the awards are paid. Vested Benefits and Equity Awards shall be paid no later than the time for payment Determined Under the Applicable Plan except as otherwise expressly superseded or modified by this Agreement. Tax Reimbursement Payments shall be paid at the time specified in Section 7 hereof.

9.  FULL DISCHARGE OF COMPANY OBLIGATIONS.
    -------------------------------------

Except as expressly provided in the last sentence of this Section 9, the amounts payable to Executive pursuant to Section 7 following the Date of Termination (including amounts payable with respect to Vested Benefits) shall be in full and complete satisfaction of Executive's rights under this Agreement and any other claims that Executive may have in respect of employment by the Company or any of its affiliates. Such amounts shall constitute liquidated damages with respect to any and all such rights and claims and, upon Executive's receipt of such amounts, the Company shall be released and discharged from any and all liability to Executive in connection with this Agreement or otherwise in connection with Executive's employment with the Company and its affiliates. Nothing in this
Section 9 shall be construed to release the Company from its obligation to indemnify Executive as provided in Section 6(e) hereof.


10. NONCOMPETITION, CONFIDENTIALITY AND OTHER COVENANTS. By and in consideration
    ---------------------------------------------------
of the compensation and benefits to be provided by the Company hereunder, including the severance arrangements set forth herein, Executive agrees to the following:

        (A)  NONCOMPETITION.  During the Employment Period,  Executive shall not
             --------------
        become associated with any entity, whether as a principal, partner, employee, agent, consultant, shareholder (other than as a holder, or a member of a group which is a holder, of not in excess of 1% of the outstanding voting shares of any publicly traded company) or in any other relationship or capacity, paid or unpaid, that is actively engaged in any geographic area in any business which is in competition with the business of the Company.

        (B)  CONFIDENTIALITY.  Without the prior written consent of the Company,
             ---------------
        except to the extent required by an order of a court having competent jurisdiction or under subpoena from an appropriate government agency, Executive shall not disclose to any third person, or permit the use of for the benefit of any person or any entity other than The Company or its affiliates, any trade secrets, customer lists, information regarding product development, marketing plans, sales plans, management organization information (including data and other information relating to members of the Board and management), operating policies or manuals, business plans, financial records, or other financial, organizational, commercial, business, sales, marketing, technical, product or employee information relating to the Company or its affiliates or information designated as confidential, proprietary, and/or a trade secret, or any other information relating to the Company or its affiliates that Executive knows from the circumstances, in good faith and good conscience, should be treated as confidential, or any information that the Company or its affiliates may receive belonging to customers, agents or others who do business with the Company or its affiliates, except to the extent that any such information previously has been disclosed to the public by the Company or is in the public domain (other than by reason of Executive's violation of this Section 10(b)).

        (C)  NON-SOLICITATION  OF  EMPLOYEES.   During  the  Employment  Period,
             -------------------------------
        Executive shall not directly or indirectly solicit, encourage or induce any employee of the Company or its affiliates to terminate employment with such entity, and shall not directly or indirectly, either individually or as owner, agent, employee, consultant or otherwise, employ or offer employment to any person who is or was employed by the Company or an affiliate thereof unless such person shall have ceased to be employed by such entity for a period of at least six months.

        (D) COMPANY  PROPERTY.  Except as expressly  provided  herein,  promptly
            -----------------
        following any termination of the Employment Period, Executive shall return to the Company all property of the Company, and all copies thereof in Executive's possession or under his control.

        (E)  INJUNCTIVE  RELIEF AND OTHER  REMEDIES  WITH RESPECT TO  COVENANTS.
             ------------------------------------------------------------------
        Executive acknowledges and agrees that the covenants and obligations of Executive with respect to noncompetition, confidentiality, nonsolicitation, and Company property relate to special, unique and extraordinary matters and that a violation of any of the terms of such covenants and obligations will cause the Company irreparable injury for which adequate remedies are not available at law. Therefore, Executive agrees that the Company shall be entitled to an injunction, restraining order or such other equitable relief (without the requirement to post bond) restraining Executive from committing any violation of the covenants and obligations contained in this Section 10. These remedies are cumulative and are in addition to any other rights and remedies the Company may have at law or in equity.


11.     MISCELLANEOUS.
        -------------

        (A)  SURVIVAL.  All  of  the  provisions  of  Sections  7  (relating  to
             --------
        termination of the Employment Period following a Change of Control or a Potential Change of Control), 10 (relating to noncompetition, confidentiality, nonsolicitation and

        Company property), 11(b) (relating to arbitration), 11(c) (relating to legal fees) and 11(n) (relating to governing law) of this Agreement shall survive the termination of this Agreement.

        (B)  ARBITRATION.  Except as  provided  in Section  10,  any  dispute or
             -----------
        controversy arising under or in connection with this Agreement shall be resolved by binding arbitration. Such arbitration shall be held in the city of Hartford, Connecticut and except to the extent inconsistent with this Agreement, shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association in effect at the time of the arbitration, and otherwise in accordance with the principles that would be applied by a court of law or equity. The arbitrator shall be acceptable to both the Company and Executive. If the parties cannot agree on an acceptable arbitrator, the dispute or controversy shall be heard by a panel of three arbitrators; one appointed by each of the parties and the third appointed by the other two arbitrators. The Company and Executive further agree that they will abide by and perform any award or awards rendered by the arbitrators and that a judgment may be entered on any award or awards rendered by any state or federal court having jurisdiction over the Company or Executive or any of their respective property.

        (C) LEGAL  FEES AND  EXPENSES.  In any  contest  (whether  initiated  by
            -------------------------
        Executive or by the Company) as to the validity, enforceability or interpretation of any provision of this Agreement, the Company shall pay Executive's legal expenses (or cause such expenses to be paid) including, without limitation, Executive's reasonable attorney's fees, on a quarterly basis, upon presentation of proof of such expenses in a form acceptable to the Company, provided that Executive shall reimburse
                                         -------- ----
        the Company for such amounts, plus simple interest thereon at the 90-day United States Treasury Bill rate as in effect from time to time, compounded annually, if Executive shall not prevail, in whole or in part, as to any material issue as to the validity, enforceability or interpretation of any provision of this Agreement.


        (D)  SUCCESSORS;  BINDING  EFFECT.  This  Agreement  shall  inure to the
             ----------------------------
        benefit of and be binding upon the Company and its successors. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform the Agreement if no such succession had taken place. This

        Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by Executive otherwise than by will or the law of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by Executive's legal representatives.

        (E)  ASSIGNMENT.  Except as  provided  in Section  11(d),  neither  this
             ----------
        Agreement nor any of the rights or obligations hereunder shall be assigned or delegated by any party hereto without the prior written consent of the other party.

        (F) ENTIRE  AGREEMENT.  This Agreement  constitutes the entire agreement
            -----------------
        between the parties hereto with respect to the matters referred to herein. This Agreement supersedes and replaces any prior or subsequent severance plan or arrangement that otherwise would apply to Executive following a Change of Control or a Potential Change of Control. No other agreement relating to the terms of Executive's employment by the Company, oral or otherwise, shall be binding between the parties unless it is in writing and signed by the party against whom enforcement is sought. There are no promises, representations, inducements or statements between the parties other than those that are expressly contained herein. Executive acknowledges that he or she is entering into this Agreement of his or her own free will and accord, and with no duress, and that he or she has read this Agreement and that he or she understands it and its legal consequences.

        (G)  SEVERABILITY;  REFORMATION.  In the  event  that one or more of the
             --------------------------
        provisions of this Agreement shall become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby. In the event of a determination that any of the provisions of
        Section 10(a), Section 10(b) or Section 10(c) are not enforceable in accordance with their terms, Executive and the Company agree that such Sections shall be reformed to make such Sections enforceable in a manner that provides the Company the maximum rights permitted at law.

        (H) WAIVER.  Waiver by any party  hereto of any breach or default by the
            ------
        other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived. No waiver of any provision of this Agreement shall be implied from any course of dealing between the parties hereto or from any failure by either party hereto to assert its or his or her rights hereunder on any occasion or series of occasions.

        (I) NOTICES.  Any notice  required or desired to be delivered under this
            -------
        Agreement shall be in writing and shall be delivered personally, by courier service, by registered mail, return receipt requested, or by telecopy and shall be effective upon actual receipt by the party to which such notice shall be directed, and shall be addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

        If to the Company:           The Hartford Financial Services Group, Inc.
                                     Law Department, HO-1-09
                                     Hartford Plaza
                                     690 Asylum Avenue
                                     Hartford, CT  06115
                                     Attention:  Corporate Secretary

               with a copy to:       Debevoise & Plimpton
                                     875 Third Avenue
                                     New York, NY 10022
                                     Attn:  Lawrence K. Cagney, Esq.

        If to Executive:             The home address of Executive
                                     shown on the records of the Company

        (J) AMENDMENTS.  This Agreement may not be altered,  modified or amended
            ----------
        except by a written instrument signed by each of the parties hereto.

        (K)  HEADINGS.   Except  as  expressly  provided  herein,   headings  to
             --------
        provisions of this Agreement are for the convenience of the parties only and are not intended to be part of or to affect the meaning or interpretation hereof.

        (L) COUNTERPARTS.  This Agreement may be executed in counterparts,  each
            ------------
        of which shall be deemed an original but all of which together shall constitute one and the same instrument.

        (M)  WITHHOLDING.  Any payments  provided for herein shall be reduced by
             -----------
        any amounts required to be withheld by the Company from time to time under applicable Federal, State or local income or employment tax laws or similar statutes or other provisions of law then in effect.

        (N) GOVERNING LAW. This  Agreement  shall be governed by the laws of the
            -------------
        State of Connecticut, without reference to principles of conflicts or choice of law under which the law of any other jurisdiction would apply.


               IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and Executive has hereunto set his or her hand, as of the day and year first above written.


                                             THE HARTFORD FINANCIAL
                                             SERVICES GROUP, INC.

WITNESSED:

                                             -----------------------------------
                                             By:  Ramani Ayer
                                             Title:  Chairman, President
                                                     and Chief Executive Officer
----------------------------


                                             EXECUTIVE

WITNESSED:

                                             -----------------------------------
                                             Name:
----------------------------

                                                                 EXHIBIT 10.17

                     THE HARTFORD 1995 INCENTIVE STOCK PLAN

    The following is the text of the Plan:

     1.  PURPOSE

    The purpose of the The Hartford 1995 Incentive Stock Plan is to motivate and reward superior performance on the part of employees of ITT Hartford Group, Inc. and its subsidiaries ("The Hartford") and to thereby attract and retain employees of superior ability. In addition, the Plan is intended to further opportunities for stock ownership by such employees in order to increase their proprietary interest in The Hartford and, as a result, their interest in the success of the Company. Awards will be made, in the discretion of the Committee, to Key Employees (including officers and directors who are also employees) whose responsibilities and decisions directly affect the performance of any Participating Company and its subsidiaries. Such incentive awards may consist of stock options, stock appreciation rights payable in stock or cash, performance shares, restricted stock or any combination of the foregoing, as the Committee may determine.

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

    "Company" means The Hartford and its successors and assigns.

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

    "Participating Company" means the Company or any subsidiary or other affiliate of the Company; provided, however, for Incentive Stock Options only, "Participating Company" means the Company or any corporation which at the time such Option is granted qualifies as a "subsidiary" of the Company under Section 424(f) of the Code.

    "Performance Share" means a performance share awarded under Section 6 of the Plan.

    "Plan" means the The Hartford 1995 Incentive Stock Plan, as the same may be amended, administered or interpreted from time to time.

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

     "Transferee" means any person or entity to whom or to which a non-qualified stock option has been transferred and assigned in accordance with Section 5(h) of the Plan.

    3.  SHARES SUBJECT TO THE PLAN

    The aggregate number of shares of Stock which may be awarded under the Plan in any Plan Year shall be subject to an annual limit. The maximum number of shares of Stock for which Awards may be granted under the Plan in each Plan Year shall be 1.5 percent (1.5%) of the total of the issued and outstanding shares of The Hartford Common Stock and Treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ending immediately prior to any Plan Year. Any unused portion of the Annual Limit for any Plan Year shall be carried forward and be made available for awards in succeeding Plan Years.

    In addition to the foregoing, in no event shall more than five million (5,000,000) shares of ITT Hartford Common Stock be cumulatively available for Awards of incentive stock options under the Plan, and provided further, that no more than twenty percent (20%) of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares Awards. For any Plan Year, no individual employee may receive an Award of stock options for more than the lesser of (i) ten percent (10%) of the Annual Limit on available shares applicable to that Plan Year and (ii) 500,000 shares; except that, for the Plan Year that follows the Distribution Date, each individual employee may receive in addition to the foregoing limit that number of stock options equal to the lesser of (x) 525,000 and (y) the number of substitute stock options required to replace ITT Corporation stock options surrendered by such employee in connection with the spin-off by ITT Corporation of the shares of The Hartford to ITT Corporation shareholders.

    Subject to the above limitations, shares of The Hartford Common Stock to be issued under the Plan may be made available from the authorized but unissued shares, or shares held by the Company in treasury or from shares purchased in the open market.

    For the purpose of computing the total number of shares of Stock available for Awards under the Plan, there shall be counted against the foregoing limitations the number of shares of Stock subject to issuance upon exercise or settlement of Awards and the number of shares of Stock which equal the value of performance share Awards, in each case determined as at the dates on which such Awards are granted. If any Awards under the Plan are forfeited, terminated, expire unexercised, are settled in cash in lieu of Stock or are exchanged for other Awards, the shares of Stock which were theretofore subject to such Awards shall again be available for Awards under the Plan to the extent of such forfeiture, termination, expiration cash settlement or exchange of such Awards. Further, any shares that are exchanged (either actually or constructively) by optionees as full or partial payment to the Company of the purchase price of shares being acquired through the exercise of a stock option granted under the Plan may be available for subsequent Awards.

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

    (c) The exercise period for a non-qualified stock option and any related Right shall not exceed ten years and two days from the date of grant, and the exercise period for an Incentive Stock Option and any related Right shall not exceed ten years from the date of grant.

    (d) The Option price per share shall be determined by the Committee at the time any Option is granted and shall be not less than the Fair Market Value of one share of Stock on the date the Option is granted.

    (e) No part of any Option or Right may be exercised until the Key Employee who has been granted the Award shall have remained in the employ of a Participating Company for such period after the date of grant as the Committee may specify, if any, and the Committee may further require exercisability in installments.

    (f) The purchase price of the shares as to which an Option shall be exercised shall be paid to the Company at the time of exercise either in cash or Stock already owned by the optionee having a total Fair Market Value equal to the purchase price, or a combination of cash and Stock having a total fair market value, as so determined, equal to the purchase price. The Committee shall determine acceptable methods for tendering Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Stock to exercise an Option as it deems appropriate.

    (g) In case of termination of employment, the following provisions shall apply:

        (A) If a Key Employee who has been granted an Option shall die before such Option has expired, his or her Option may be exercised in full by (i) the person or persons to whom the Key Employee's rights under the Option pass by will, or if no such person has such right, by his or here executors or administrators; (ii) his or her Transferee(s) (with respect to non-qualified stock options); or (iii) his or her Beneficiary designated pursuant to Section 10, at any time, or from time to time, within five years after the date of the Key Employee's death or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(c) above.

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

        (C) Except as provided in Section 9, if the Key Employee shall voluntarily resign before eligibility for Retirement or he or she is terminated for cause as determined by the Committee, the Options or Rights shall be canceled coincident with the effective date of the termination of employment.

        (D) If the Key Employee's employment terminates for any other reason, he or she may exercise his or her Options, to the extent that he or she shall have been entitled to do so at the date of the termination of his or her employment, at any time, or from time to time, within three months after the date of the termination of his or her employment or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(c) above.

    (h) Except as provided in this Section 5(h), no Option or Right granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an Option or Right shall be exercisable only by the Key Employee to whom the Option or Right is granted (or his or her estate or designated beneficiary). Notwithstanding the foregoing, all or a portion of a non-qualified stock option may be transferred and assigned by such persons designated by the Committee, to such persons designated by the Committee, and upon such terms and conitiions as the Committee may from time to time authorize and determine in its sole descretion.


    (i) With respect to an Incentive Stock Option, the Committee shall specify such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify such Option as an "incentive stock option" within the meaning of Section 422 of the Code.

    (j) With respect to the exercisability and settlement of Rights:

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

        (ii) In the event of the exercise of such Right, the Company's obligation in respect of any related Option or such portion thereof will be discharged by payment of the Right so exercised.

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

    (c) The Committee shall determine the Performance Objectives of Awards of Performance Shares. Performance Objectives may vary from Key Employee to Key Employee and between groups of Key Employees and shall be based upon one or more of the following objective criteria, as the Committee deems appropriate, which may be (i) determined solely by reference to the performance of the Company, any subsidiary or affiliate of the Company or any division or unit of any of the foregoing, or (ii) based on comparative performance of any one or more of the following relative to other entities: (A) earnings per share, (B) return on equity, (C) cash flow, (D) return on total capital, (E) return on assets, (F) economic value added, (G) increase in surplus, (H) reductions in operating expenses, (I) increases in operating margins (J) earnings before income taxes and depreciation, (K) total shareholder return (L) return on invested capital,
(M) cost reductions and savings, (N) earnings before interest, taxes, depreciation and amortization ("EDITDA"), (O) pre-tax operating income, (P) productivity improvements, or (Q) a Key Employee's attainment of personal objectives with respect to any of the foregoing criteria or other criteria such as growth and profitability, customer satisfaction, leadership effectiveness, business development, negotiating transactions and sales or developing long term business goals. If during the course of a Performance Period there shall occur significant events which the Committee expects to have a substantial effect on the applicable Performance Objectives during such period, the Committee may revise such Performance Objectives.

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

        (b) Notwithstanding any provisions in this Plan to the contrary:

        (i) Each outstanding Option granted under the Plan shall become immediately exercisable in full for the aggregate number of shares covered thereby and all related Rights shall also become exercisable upon the occurrence of an Acceleration Event described in this Section 9 and shall continue to be exercisable in full for cash for a period of 60 calendar days beginning on the date that such Acceleration Event occurs and ending on the 60th calendar day following that date; provided, however, that no Option or Right shall be exercisable beyond the expiration date of its original term.

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

    10.  BENEFICIARY

     (a) Each Key Employee and/or his or her Transferee may file with the Company a written designation of one or more persons as the Beneficiary who shall be entitled to receive the Award, if any, payable under the Plan upon his or her death. A Key Employee or Transferee may from time to time revoke or change his or her Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Company. The last such designation received by the Company shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Company prior to the Key Employee's or Transferee's death, as the case may be, and in no event shall it be effective as of a date prior to such receipt.

     (b) If no such Beneficiary designation is in effect at the time of a Key Employee's or Transferee's death, as the case may be, or if no designated Beneficiary survives the Key Employee or Transferee, or if such designation conflicts with law, the Key Employee's or Transferee's estate shall as the case may be, be entitled to receive the Award, if any, payable under the Plan upon his or her death. If the Committee is in doubt as to the right of any person to receive such Award, the Company may retain such Award, without liability for any interest thereon, until the Committee determines the rights thereto, or the Company may pay such Award into any court of appropriate jurisdiction and such payment shall be a complete discharge of the liability of the Company therefor.

    11.  ADMINISTRATION OF THE PLAN

    (a) Each member of the Committee shall be both a member of the Board and both a "non-employee director" within the meaning of Rule 16b-3 under the Act or successor rule or regulation and an "outside director" for purposes of Section 162(m) of the Internal Revenue Code.

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

    12.  AMENDMENT, EXTENSION OR TERMINATION

    The Board may, at any time, amend or terminate the Plan and, specifically, may make such modifications to the Plan as it deems necessary to avoid the application of Section 162(m) of the Code and the Treasury regulations issued thereunder. However, no amendment applicable to Incentive Stock Options shall, without approval by a majority of the Company's stockholders, (a) alter the group of persons eligible to participate in the Plan, or (b) except as provided in Section 13 increase the maximum number of shares of Stock which are available for Awards under the Plan. If an Acceleration Event has occurred, no amendment or termination shall impair the rights of any person with respect to a prior Award.

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

    14.  SUBSTITUTE AWARDS

    The Committee shall be authorized to issue substitute The Hartford stock options and related rights to those key employees of Participating Companies who surrender options to acquire stock in ITT Corporation. The Committee may make a determination as to the exercise price and number of such substitute options as it may determine in order to preserve the economic value of the surrendered ITT options and related rights in the aggregate amount not to exceed 8,000,000 shares. Subject to this limitation, shares of The Hartford Common Stock to be issued upon the exercise of substitute stock options may be made available from authorized but unissued shares or from treasury or shares held by The Hartford in shares purchased in the open market.

    The maximum number of substitute The Hartford stock options and related rights that may be granted to an individual employee is 525,000 or such lower number as may be necessary to preserve the economic value of the surrendered ITT options and related rights by any such individual employee.

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

    The Committee shall also be authorized to issue substitute grants of The Hartford Restricted Stock to replace shares of ITT restricted stock surrendered by employees of Participating Companies. Such substitute shares shall be subject to the same terms and conditions as the surrendered shares of ITT restricted stock, including, without limitation, the restriction period of such ITT shares.

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

                                                                   EXHIBIT 12.01


          THE HARTFORD FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

         COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS
             TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (In millions)



                                                                   1997          1996         1995         1994         1993
--------------------------------------------------------------------------------------------------------------------------------

   EARNINGS                                                      $  1,703   $     (318)  $     742    $     852    $     687
ADD:
FIXED CHARGES
   Interest expense                                                   213          148         101           76           57
   Interest factor attributable to rentals                             48           36          49           48           46
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED CHARGES                                                261          184         150          124          103
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED                                             $  1,964   $     (134)  $     892    $     976    $     790
================================================================================================================================
FIXED CHARGES
   Fixed charges above                                           $    261   $      184   $     150    $     124    $     103
   Dividends on subsidiary preferred stock                             --           --           4            8           14
--------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED CHARGES AND PREFERRED DIVIDEND REQUIREMENTS          $    261   $      184   $     154    $     132    $     117
================================================================================================================================
RATIOS
   Earnings, as defined, to total fixed charges [1]                   7.5         (0.7)        5.9          7.9          7.7
--------------------------------------------------------------------------------------------------------------------------------
   Earnings, as defined, to total fixed charges and preferred
     dividend requirements                                           7.5         (0.7)         5.8          7.4          6.8
--------------------------------------------------------------------------------------------------------------------------------

[1] The 1997 earnings to total fixed charges ratio, excluding the equity gain on HLI initial public offering of $368, was 6.1. The 1996 earnings to total fixed charges ratio, excluding other charges of $1,061, before-tax, primarily related to environmental and asbestos reserve increases and recognition of losses on Closed Book GRC, was 5.0.

                                                                   EXHIBIT 21.01

           SUBSIDIARIES OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                                                                    JURISDICTION                NAMES UNDER
                                                                                         OF                    WHICH COMPANY
COMPANY NAME                                                                        INCORPORATION              DOES BUSINESS
------------                                                                        -------------              -------------
Alpine Life Insurance Company                                                        New Jersey                  "Alpine"
American Maturity Life Insurance Company (60%)                                       Connecticut                   "AML"
AML Financial, Inc.                                                                  Connecticut                    n/a
Brasilcap Capitalizacao, S.A. (17%)                                                    Brazil                       n/a
Beleggingsmaatschappij Buizerdlaan B.V.                                              Netherlands                    n/a
Business Management Group, Inc.                                                      Connecticut                   "BMG"
CAB Corporation (50%)                                                           British Virgin Island               n/a
CCS Commercial, L.L.C. (50%)                                                          Delaware                      n/a
Central Park Square Athletic Club, Inc.                                                Arizona                      n/a
CLA Corp.                                                                            Connecticut                   "CLA"
Claridad Administradora de Fondos de Jubilaciones y Pensiones, S.A. (24%)             Argentina                     n/a
Consultora de Capitales, S.A., Sociedad Gerente de Fondos Comunes de Enversion (50%)  Argentina                     n/a
Dornberger/Berry & Company, Inc.                                                    South Dakota                    n/a
1810 Corporation                                                                      Delaware                      n/a
Excess Insurance Company, Ltd.                                                          U.K.                        n/a
Exploitatiemaatschappij Buizerdlaan B.V.                                             Netherlands                    n/a
Eurosure Insurance Marketing, Ltd.                                                      U.K.                        n/a
F. A. Knight & Son, N.V.                                                               Belgium                      n/a
Fencourt Printers, Ltd.                                                                 U.K.                        n/a
Fencourt Reinsurance Company, Ltd.                                                     Bermuda                  "Fencourt"
First State Insurance Company                                                        Connecticut               "First State"
First State Management Group, Inc.                                                    Delaware                      n/a
Four Thirty Seven Land Company, Inc.                                                  Delaware                      n/a
Galicia Vida Compania de Seguros, S.A., (40%)                                         Argentina                     n/a
H. L. Funding Company, Inc.                                                          Connecticut                    n/a
H. L. Mutual Fund Corporation                                                         Delaware                      n/a
HARCO Property Services, Inc.                                                        Connecticut                    n/a
Hartford Accident and Indemnity Company                                              Connecticut              "Hartford A&I"
Hartford Advisers Fund, Inc.                                                          Maryland                      n/a
Hartford (Bermuda), Ltd.                                                               Bermuda                      n/a
Hartford Bond Fund, Inc.                                                              Maryland                      n/a
Hartford Calma Company (50%)                                                           Florida                      n/a
Hartford Capital Appreciation Fund, Inc.                                              Maryland                      n/a
Hartford Casualty Insurance Company                                                    Indiana                      n/a
Hartford Comprehensive Employee Benefit Service Company                              Connecticut                 "CEBSCO"
Hartford Dividend and Growth Fund, Inc.                                               Maryland                      n/a
Hartford Equity Sales Company, Inc.                                                  Connecticut                  "HESCO"
Hartford Europe, Inc.                                                                 Delaware                      n/a
Hartford Financial Services Corporation                                               Delaware                      n/a
Hartford Financial Services Life Insurance Company                                   Connecticut                    n/a
Hartford Fire Insurance Company                                                      Connecticut              "Hartford Fire"
Hartford Fire International (Germany) GMBH                                          West Germany                    n/a
Hartford Fire International, Ltd.                                                    Connecticut                   "HFI"
Hartford Fire International Servicios                                                   Spain                       n/a
Hartford Index Fund, Inc.                                                             Maryland                      n/a
Hartford Insurance, Ltd.                                                               Bermuda                      n/a
Hartford Insurance Company of Canada                                                   Canada                       n/a

                                                                                n/a - Does not do business under any other names.

                                                                                                                EXHIBIT 21.01

Hartford Insurance Company of Illinois                                                Illinois                      n/a
Hartford Insurance Company of the Midwest                                              Indiana                      n/a
Hartford Insurance Company of the Southeast                                            Florida                      n/a
Hartford Integrated Technologies, Inc.                                               Connecticut                 "HiTec "
Hartford International Advisers Fund, Inc.                                            Maryland                      n/a
Hartford International Insurance Company, N.V.                                         Belgium                      n/a
Hartford International Opportunities Fund, Inc.                                       Maryland                      n/a
Hartford Investment Counsel, Inc.                                                     Delaware                      n/a
Hartford Investment Financial Services Company                                        Delaware                      n/a
Hartford Investment Services, Inc.                                                  Connecticut                    "HIS"
Hartford Life and Accident Insurance Company                                         Connecticut                   "HLA"
Hartford Life and Annuity Insurance Company                                          Connecticut                    n/a
Hartford Life Insurance Company                                                      Connecticut                    n/a
Hartford Life Insurance Company of Canada (98.6%)                                      Canada                       n/a
Hartford Life, Inc.                                                                   Delaware                "Hartford Life"
Hartford Lloyd's Corporation                                                            Texas                       n/a
Hartford Lloyd's Insurance Company (partnership)                                        Texas                       n/a
Hartford Management, Ltd.                                                              Bermuda                      n/a
Hartford MidCap Fund, Inc.                                                            Maryland                      n/a
Hartford Mortgage Securities Fund, Inc.                                               Maryland                      n/a
Hartford Re Company                                                                 Connecticut                  "HartRe"
Hartford Securities Distribution Company, Inc.                                       Connecticut                    n/a
Hartford Seguros de Vida (17%)                                                         Uruguay                      n/a
Hartford Small Company Fund, Inc.                                                     Maryland                      n/a
Hartford Specialty Company                                                            Delaware                     "HSC"
Hartford Stock Fund, Inc.                                                             Maryland                      n/a
Hartford Sudamerica Holding, S.A.                                                     Argentina                     n/a
Hartford Underwriters Insurance Company                                              Connecticut                    n/a
Heritage Holdings, Inc.                                                              Connecticut                    n/a
Heritage Reinsurance Company, Ltd.                                                     Bermuda                      n/a
HL Funding Company, Inc.                                                             Connecticut                    n/a
HL Investment Advisors, Inc.                                                         Connecticut                    n/a
Holland Beleggingsgroep B.V.                                                         Netherlands                    n/a
HRA, Inc.                                                                            Connecticut                    n/a
HRA Brokerage Services, Inc.                                                         Connecticut                    n/a
HVA Money Market Fund, Inc.                                                           Maryland                      n/a
ICATU Hartford Administracao de Beneficios, Ltda.                                      Brazil                       n/a
ICATU Hartford Capitalizacao, S.A. (45%)                                               Brazil                       n/a
ICATU Hartford Fundo de Pensao                                                         Brazil                       n/a
ICATU Hartford Seguros, S.A. (22.5%)                                                   Brazil                       n/a
Instituto de Salta Compania de Vida S.A. (90%)                                        Argentina                     n/a
International Corporate Marketing Group, Inc. (60%) [also owned by Mutual Benefit]   Connecticut                    n/a
ITT Assurances S.A.                                                                    France                       n/a
ITT Hartford Canada Holdings, Inc.                                                     Canada                       n/a
ITT Hartford International Life Reassurance Corporation                              Connecticut                    n/a
ITT Hartford Life, Ltd.                                                                Bermuda                      n/a
ITT Hartford Life International, Ltd.                                                Connecticut                    n/a
ITT Hartford Seguros de Retiro S.A.                                                   Argentina                     n/a
ITT Hartford Seguros de Vida                                                          Argentina                     n/a
ITT Hartford Sudamericana Holding S.A. (60%)                                          Argentina                     n/a
ITT New England Management Company, Inc.                                            Massachusetts                   n/a
ITT Specialty Risk Services, Inc.                                                     Delaware                   "ITT-SRS"
London and Edinburgh Insurance Company, Ltd.                                            U.K.                      "L & E"
London & Edinburgh Insurance Group, Ltd.                                                U.K.                      "L & E"

                                                                                                                EXHIBIT 21.01

London and Edinburgh Life Assurance Company, Ltd.                                       U.K.                        n/a
London and Edinburgh Services, Ltd.                                                     U.K.                        n/a
London and Edinburgh Trustees, Limited                                                  U.K.                        n/a
MS Fund America, Inc.                                                                 Delaware                      n/a
Macalister & Dundas, Ltd.                                                             Scotland                      n/a
New England Insurance Company                                                        Connecticut                    n/a
New England Reinsurance Corporation                                                  Connecticut             "New England Re"
New Ocean Insurance Company, Ltd.                                                      Bermuda                      n/a
Nutmeg Insurance Agency, Inc.                                                        Connecticut               "New Orlean"
Nutmeg Insurance Company                                                             Connecticut                 "Nutmeg"
Pacific Insurance Company, Limited                                                   Connecticut                 "Pacific"
Personal Lines Insurance Center, Inc.                                                Connecticut                  "PLIC"
Pricoa Vida Sociedad Anomia de Seguros y Reaseguros                                     Spain                       n/a
Property and Casualty Insurance Company of Hartford                                    Indiana                      n/a
Royal Life Insurance Company of America                                              Connecticut                    n/a
Segpool, S.A.                                                                         Argentina                     n/a
Sentinel Insurance Company, Ltd.                                                       Hawaii                       n/a
Terry Associates, Inc.                                                               Connecticut                    n/a
The Confluence Group, Inc.                                                           Connecticut                    n/a
The Evergreen Group, Inc.                                                             New York                      n/a
The Hartford Canada Holdings, Inc.                                                     Canada                       n/a
The Hartford Club of Simsbury, Inc.                                                  Connecticut                    n/a
The Hartford Fidelity & Bonding Company                                              Connecticut                    n/a
The Hartford Holdings, Ltd.                                                            Bermuda                      n/a
The Hartford Insurance Group Foundation, Inc. (non-stock corporation)                Connecticut                    n/a
The Hartford International, Inc.                                                      Delaware                      n/a
The Hartford International, Ltd.                                                        U.K.                        n/a
The Hartford International Financial Services Group, Inc.                             Delaware                      n/a
The Hartford International Life Reassurance Corp.                                    Connecticut                  "HILRE"
The Hartford Investment Management Company                                            Delaware                    "HIMCO"
The Hartford Life and Annuity Insurance Company                                      Connecticut                  "HL&A"
The Hartford Life Insurance Company of Canada                                          Canada                       n/a
The Hartford Life International, Ltd.                                                Connecticut                    n/a
The Hartford Life, Ltd.                                                                Bermuda                      n/a
The Hartford Mutual Funds, Inc.                                                       Maryland                      n/a
The Hartford Seguros de Retiro S.A.                                                   Argentina                     n/a
The Hartford Seguros de Vida                                                          Argentina                     n/a
The Hartford Sudamericana Holdings, S.A. (60%)                                        Argentina                     n/a
Thesis S.A.                                                                           Argentina                    n/a
Trumbull Finance, L.L.C.                                                             Connecticut                    n/a
Trumbull Insurance Company                                                           Connecticut                    n/a
Trumbull Marketing Resources, L.L.C.                                                 Connecticut                    n/a
Trumbull Services, L.L.C.                                                            Connecticut                    n/a
Twin City Fire Insurance Company                                                       Indiana                      n/a
U.O.R., S.A. (47.75%)                                                                 Argentina                     n/a
UnderOath, Inc.                                                                       Delaware                      n/a
Z.A. Lux, S.A.                                                                        Luxemburg                     n/a
Z.A. Verzekeringen N.V.                                                                Belgium                      n/a
Zwolsche Algemeene Beleggingen III B.V.                                              Netherlands                   n/a
Zwolsche Algemeene Europa B.V.                                                       Netherlands                "Zwolsche"
Zwolsche Algemeene Herverzekering B.V.                                               Netherlands                   n/a
Zwolsche Algemeene Hypotheken N.V.                                                   Netherlands                    n/a
Zwolsche Algemeene Levensverzekering N.V.                                            Netherlands                    n/a
Zwolsche Algemeene N.V.                                                              Netherlands                    n/a
Zwolsche Algemeene Schadeverzekering N.V.                                            Netherlands                    n/a


                                                                   EXHIBIT 23.01


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------





To The Hartford Financial Services Group, Inc.:

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



Hartford, Connecticut
March 27, 1998