Form 10-Q
period 1998-03-31
ITT HARTFORD GROUP INC /DE
filed 1998-05-15
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1998

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


As of April 30, 1998, there were outstanding 117,839,232 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

Consolidated Statements of Income - First Quarter Ended March 31,
1998 and 1997                                                                3

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997           4

Consolidated Statements of Changes in Stockholders' Equity - First Quarter
Ended March 31, 1998 and 1997                                                5

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
1998 and 1997                                                                6

Notes to Consolidated Financial Statements                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          8


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                  18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

Signature                                                                   19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME




                                                              First Quarter Ended
                                                                    March 31,
                                                          --------------------------
(In millions, except for per share data)                        1998          1997
------------------------------------------------------------------------------------
                                                                     (Unaudited)
REVENUES
  Earned premiums and other considerations                 $    2,948    $    2,470
  Net investment income                                           684           629
  Net realized capital gains                                       96            37
------------------------------------------------------------------------------------
    TOTAL REVENUES                                             3,728         3,136
     ===============================================================================

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                2,111         1,958
  Amortization of deferred policy acquisition costs               487           454
  Other expenses                                                  744           450
------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                        3,342         2,862
     ===============================================================================

     OPERATING INCOME                                             386           274
  Income tax expense                                              106            70
------------------------------------------------------------------------------------

     INCOME BEFORE MINORITY INTEREST                              280           204
Minority interest in consolidated subsidiary                      (16)         --
------------------------------------------------------------------------------------

     NET INCOME                                            $      264    $      204
     ===============================================================================

Basic earnings per share                                   $     2.24    $     1.73
Diluted earnings per share                                 $     2.21    $     1.71
------------------------------------------------------------------------------------
Weighted average common shares outstanding                      117.9         117.7
Weighted average common shares outstanding and dilutive
  potential common shares                                       119.6         119.1
------------------------------------------------------------------------------------
Cash dividends declared per share                          $     0.42    $     0.40
====================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,   December 31,
(In millions, except for share data)                                                          1998          1997
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (Unaudited)
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of $34,919 and
    $ 34,061)                                                                            $   35,891    $   35,053
   Equity securities, available for sale, at fair value (cost of $1,315 and $1,509)           1,795         1,922
   Policy loans, at outstanding balance                                                       3,764         3,759
   Other investments, at cost                                                                   590           388
------------------------------------------------------------------------------------------------------------------
      Total investments                                                                      42,040        41,122
   Cash                                                                                          76           140
   Premiums receivable and agents' balances                                                   2,167         1,873
   Reinsurance recoverables                                                                  10,340        10,839
   Deferred policy acquisition costs                                                          4,358         4,181
   Deferred income tax                                                                        1,069           955
   Other assets                                                                               2,736         2,502
   Separate account assets                                                                   78,625        70,131
------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                       $  141,411    $  131,743
      ============================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                              $   18,273    $   18,376
      Life                                                                                    5,419         5,271
   Other policy claims and benefits payable                                                  21,100        21,143
   Unearned premiums                                                                          3,117         2,895
   Short-term debt                                                                              281           291
   Long-term debt                                                                             1,482         1,482
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely parent junior subordinated debentures                                      1,000         1,000
   Other liabilities                                                                          5,362         4,672
   Separate account liabilities                                                              78,625        70,131
------------------------------------------------------------------------------------------------------------------
                                                                                            134,659       125,261

COMMITMENTS AND CONTINGENCIES, NOTE 3

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                    411           397

STOCKHOLDERS' EQUITY
   Common stock - authorized 200,000,000, issued 119,989,999 shares, par value
      $ 0.01                                                                                      1             1
   Additional paid-in capital                                                                 1,687         1,659
   Retained earnings                                                                          3,873         3,658
   Treasury stock, at cost - 2,181,349 and 2,013,779 shares                                     (89)          (65)
   Accumulated other comprehensive income                                                       869           832
------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                              6,341         6,085
      ============================================================================================================
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  141,411    $  131,743
      ============================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


FIRST QUARTER ENDED MARCH 31, 1998
                                                                                 Accumulated Other
                                                                                Comprehensive Income
                                                                           --------------------------------
                                       Common Stock/             Treasury   Unrealized Gain   Cumulative              Outstanding
                                        Additional    Retained    Stock,    on Securities,    Translation               Shares
(Dollars in millions) (Unaudited)     Paid-in Capital  Earnings   at cost      net of tax     Adjustments    Total  (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                $1,660       $3,658     $(65)         $853            $(21)      $6,085       117,976
Comprehensive income
   Net income                                               264                                                 264
   Other comprehensive income, net
    of tax (1)
      Unrealized gain on securities                                                 40                           40
       (2)
      Cumulative translation adjustments                                                            (3)          (3)
                                                                                                           ----------
   Total other comprehensive income                                                                              37
                                                                                                           ----------
     Total comprehensive income                                                                                 301
                                                                                                           ----------
Issuance of shares under incentive
   and stock purchase plans                     13                    22                                         35           306
Tax benefit on employee stock
   options and awards                           15                                                               15
Dividends declared on common stock                          (49)                                                (49)
Treasury stock acquired                                              (46)                                       (46)         (473)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                      $1,688       $3,873     $(89)         $893            $(24)      $6,341       117,809
------------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER ENDED MARCH 31, 1997
                                                                                Accumulated Other
                                                                                Comprehensive Income
                                                                           --------------------------------
                                       Common Stock/             Treasury   Unrealized Gain   Cumulative              Outstanding
                                        Additional    Retained    Stock,    on Securities,    Translation               Shares
(Dollars in millions) (Unaudited)     Paid-in Capital  Earnings   at cost      net of tax     Adjustments    Total   (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                $1,643       $2,515     $(30)         $352             $40       $4,520       117,556
Comprehensive income
   Net income                                               204                                                 204
   Other comprehensive income, net
    of tax (1)
      Unrealized loss on securities                                               (256)                        (256)
       (2)
      Cumulative translation adjustments                                                           (52)         (52)
                                                                                                           ----------
   Total other comprehensive income                                                                            (308)
                                                                                                           ----------
     Total comprehensive income                                                                                (104)
                                                                                                           ----------
Issuance of shares under incentive
   and stock purchase plans                     12                                                               12           402
Dividends declared on common stock                          (47)                                                (47)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                      $1,655       $2,672     $(30)          $96            $(12)      $4,381       117,958
------------------------------------------------------------------------------------------------------------------------------------

(1) Unrealized gain (loss) on securities is net of tax of $22 and $(141) for the first quarter ended March 31, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains realized in net income of $63 and $25 for the first quarter ended March 31, 1998 and 1997, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  First Quarter Ended
                                                                                                       March 31,
                                                                                           ----------------------------------
(In millions)                                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                              $         264    $        204
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Increase in receivables, payables and accruals                                                   (310)           (212)
   (Increase) decrease in reinsurance recoverables and other related assets                          232            (268)
   Increase in deferred policy acquisition costs                                                    (157)           (182)
   Accrued and deferred income taxes                                                                 (23)             89
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                       146             454
   Minority interest in consolidated subsidiary                                                       16              --
   Net realized capital gains                                                                        (96)            (37)
   Depreciation and amortization                                                                      36              21
   Other, net                                                                                         68             277
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      176             346
=============================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                       (10,550)         (9,683)
   Sale of investments                                                                             3,225           2,957
   Maturity of investments                                                                         7,088           6,144
   Purchase of affiliate                                                                            (189)             --
   Additions to plant, property and equipment                                                        (38)            (13)
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                        (464)           (595)
=============================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                              (10)            637
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                                312            (316)
   Dividends paid                                                                                    (47)            (48)
   Acquisition of treasury stock                                                                     (46)             --
   Proceeds from issuances under incentive and stock purchase plans                                   13              12
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      222             285
=============================================================================================================================
   Foreign exchange rate effect on cash                                                                2              (2)
-----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                                   (64)             34
   Cash - beginning of period                                                                        140             112
-----------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                 $          76    $        146
=============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE PERIOD FOR:
Income taxes                                                                               $          93    $        (70)
Interest                                                                                   $          24    $         40

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except for share data unless otherwise stated)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. ("The Hartford" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)   CHANGES IN ACCOUNTING PRINCIPLES

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, The Hartford adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

NOTE 2.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997, and as a result, the Company's reported earnings per share for March 31, 1997 were restated to reflect the effect of reporting diluted earnings per share. The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


MARCH 31, 1998                                                                   Income         Shares           Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                   $         264          117.9     $        2.24
                                                                                                               --------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                              --            1.7
                                                                              ------------------------------
  Income available to common shareholders plus assumed conversions          $         264          119.6     $        2.21
-----------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 1997                                                                   Income         Shares           Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                   $         204          117.7     $        1.73
                                                                                                               --------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                              --            1.4
                                                                              ------------------------------
  Income available to common shareholders plus assumed conversions          $         204          119.1     $        1.71
-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares.
Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of March 31, 1998, compared with December 31, 1997, and its results of operations for the first quarter ended March 31, 1998 compared with the equivalent 1997 period. This discussion should be read in conjunction with the MD&A included in The Hartford's 1997 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Consolidated Results of Operations:  Operating Summary          8
North American Property & Casualty                              9
Life                                                           10
International                                                  10
Other Operations                                               11
Environmental and Asbestos Claims                              11
Investments                                                    13
Capital Markets Risk Management                                15
Capital Resources and Liquidity                                16
Regulatory Initiatives and Contingencies                       17
Accounting Standards                                           17


CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1998          1997
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $    3,728    $    3,136
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      264    $      204
Less:  Net realized capital gains, after-tax                                                                   63            25
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      201    $      179
-----------------------------------------------------------------------------------------------------------------------------------

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

Revenues for the first quarter ended March 31, 1998 increased $592, or 19%, from the first quarter of 1997, primarily due to an increase in the aggregate fees earned on separate account assets, an increase in fees associated with new variable corporate owned life insurance ("COLI") sales, higher sales and renewals of group life and disability insurance, proceeds from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction") and an increase in service fee revenue. Higher net investment income and net realized capital gains also contributed to the increase. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings increased $22, or 12%, for the first quarter ended March 31, 1998 from the comparable prior year period due primarily to increasing account values and continued operating efficiencies in the Annuity division, strong sales and renewal activity as well as favorable morbidity experience in the group disability block of business, an increase in net investment income and proceeds from the IRI transaction, partially offset by increased underwriting losses, including additional reserves associated with the IRI transaction.

The effective tax rate for the first quarter ended March 31, 1998 was 27% compared to 26% for the comparable period in 1997.

Tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford's reporting segments consist of North American Property & Casualty, Life, International and Other Operations. Included in Other Operations in 1998 is the effect of an 18.6% minority interest in Hartford Life, Inc.'s ("HLI") operating results. On May 22, 1997, HLI, the holding company parent of The Hartford's significant life insurance subsidiaries, completed the initial public offering of 18.6% of it's Class A common stock. (For additional information, please refer to The Hartford's 1997 Form 10-K Annual Report.)

Below is a summary of net income and core earnings by segment for the first quarter ended March 31, 1998 and 1997, respectively.


                                                                                    NET INCOME                CORE EARNINGS
                                                                            --------------------------- ---------------------------
                                                                                1998          1997          1998          1997
                                                                            ------------- ------------- ------------- -------------
North American Property & Casualty                                         $      166    $      104    $      115    $      104
Life                                                                               84            63            84            62
International                                                                      28            36            17            14
Other Operations                                                                  (14)            1           (15)           (1)
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                   $      264    $      204    $      201    $      179
-----------------------------------------------------------------------------------------------------------------------------------


The sections that follow analyze each segment's results. Specific topics such as environmental and asbestos reserves and investment results are discussed separately following the segment overviews.


NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1998          1997
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $    1,837    $    1,623
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      166    $      104
Less:  Net realized capital gains, after-tax                                                                   51            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      115    $      104
-----------------------------------------------------------------------------------------------------------------------------------

Revenues for the North American Property & Casualty segment increased $214, or 13%, for the first quarter ended March 31, 1998 compared with the first quarter of 1997. This increase was primarily due to $79 of pre-tax net realized capital gains which resulted essentially from favorable stock market conditions, $55 of proceeds from the IRI transaction and an increase of $25 in net investment income. In addition, the Hartford Customer Services Group, which provides customer and telemarketing services for The American Association of Retired Persons ("AARP") Health Care Options program as of January 1, 1998, generated $59 of the revenue increase. Partially offsetting these increases was a slight decrease in earned premiums.

Core earnings increased $11, or 11%, for the first quarter of 1998 compared to the same period in 1997. This increase was primarily due to increased after-tax net investment income and after-tax proceeds from the IRI transaction, partially offset by other expenses, primarily employee benefits, and increased underwriting losses, including additional reserves associated with the IRI transaction, as discussed below.

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table summarizes written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment.


                                          FIRST QUARTER ENDED
                                               MARCH 31,
                                     ------------------------------
                                          1998          1997
                                     -----------------------------
Written premiums                      $    1,462     $    1,488
Underwriting results, before-tax      $      (63)    $      (20)
Combined ratio [1] [2]                     104.3          100.7
-------------------------------------------------------------------
[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.
[2] Combined ratio, excluding reserve additions associated with the IRI transaction, was 101.8.

The North American Property & Casualty segment's written premiums decreased 2% for the first quarter ended March 31, 1998 compared to the first quarter of 1997, as decreases in Commercial and Reinsurance operations were partially offset by an increase in Personal operations.

Commercial written premiums decreased $57, or 6%, contributing 4% to the decline in the North American Property and Casualty segment. Growth in Select Customers of 9%, Commercial Affinity of 5% and Bond of 10% was more than offset by decreases in Major/National Accounts of 30% and Other Specialty of 35%. These decreases were primarily due to increased conversion of workers' compensation to high deductible policies and lower premium audits and retrospectively rated policy premium adjustments, and the elimination of Industrial Risk Insurance premiums in 1998 as a result of the IRI transaction.

Personal written premiums increased $47, or 11%, in the first quarter contributing 3% of growth to the North American Property & Casualty segment. All three customer divisions within Personal (AARP, Agency and Affinity) produced positive premium growth in the quarter. In addition, the acquisition of Omni Insurance Group, Inc., completed on February 12, 1998, contributed $22 of this increase.

Reinsurance written premiums declined $16, or 10%, in the first quarter contributing 1% of the decrease in the North American Property and Casualty segment. This decrease was primarily due to timing of premium bookings in North America and reductions in international premiums resulting from rate decreases, increased customer retentions and unfavorable foreign exchange rates.

Underwriting results, before-tax, for the first quarter ended March 31, 1998 deteriorated $43, or 3.6 combined ratio points, over the comparable prior year period. In connection with the IRI transaction, a review of existing claims and outstanding reinsurance assets of the Industrial Risk Insurance pool was performed by The Hartford and additional reserves were established. Additionally, increased property catastrophe losses contributed to the decrease. Excluding the impact of these two items, underwriting results improved $13, or
0.3 combined ratio points, for the first quarter of 1998 over the first quarter of 1997. Strong underwriting performance in Personal, Reinsurance and Commercial operation's Select Customers and Key Accounts was partially offset by a deterioration in Other Specialty within Commercial, primarily due to reduced premium revenues.


LIFE

OPERATING SUMMARY                                                                                           FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                         --------------------------
                                                                                                             1998          1997
                                                                                                         ------------- ------------
TOTAL REVENUES                                                                                         $    1,404    $    1,055
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $       84    $       63
Less:  Net realized capital gains, after-tax                                                                   --             1
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $       84    $       62
-----------------------------------------------------------------------------------------------------------------------------------

Revenues increased $349, or 33%, for the first quarter ended March 31, 1998, over the comparable prior year period. This was partially due to COLI revenues which increased $161 over the same period last year as a result of fees associated with new variable COLI sales. Excluding COLI, revenues increased $188, or 21%, over the first quarter of 1997. This increase was principally driven by the Annuity division which experienced a substantial increase in the aggregate fees earned on its growing block of separate account assets. Average annuity separate account assets increased $17.4 billion resulting in fees increasing $89, or 49%, over the first three months of 1997. In addition, higher sales and renewals of group life and disability insurance resulted in increased revenues of $90, or 23%, over the first quarter of 1997.

Core earnings increased $22, or 35%, over the first quarter of 1997 primarily due to growth in the Annuity and Employee Benefits divisions. Annuity earnings increased $18, or 42%, as a result of increasing account values and continued operating efficiencies, which resulted in a further reduction in operating expenses as a percentage of account value, particularly in Individual Annuity. The increase in account values was driven primarily by sales of individual variable annuities of approximately $2.4 billion and significant market appreciation. Group Insurance operation earnings, within the Employee Benefits division, increased $4, or 36%, as a result of strong sales and renewal activity, as well as favorable morbidity experience in the group disability block of business. Partially offsetting this increase was a $2 operating loss from the division's international operation, while earnings on COLI remained consistent with the prior year. The Guaranteed Investment Contracts division had no net income in the first quarter of 1998 or 1997, consistent with management's expectations.


INTERNATIONAL

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1998          1997
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $      446    $      417
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $       28    $       36
Less:  Net realized capital gains, after-tax                                                                   11            22
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $       17    $       14
-----------------------------------------------------------------------------------------------------------------------------------

International segment revenues for the first quarter ended March 31, 1998 increased $29, or 7%, over the comparable period in 1997 due to earned premium growth of $44, or 13%, primarily at ITT London & Edinburgh, offset by a decrease in net realized capital gains of $17, or 52%. Also, net investment income increased $2, or 5%, as compared to the first quarter of 1997. (For an analysis of net realized capital gains and net investment income, see the Investments section.)

Due to continued strengthening of the U.S. dollar against the Netherlands guilder, there was a negative foreign exchange impact on total revenues of $10 for the first quarter ended March 31, 1998 compared to a negligible impact for the first quarter of 1997.

Core earnings in the International segment for the first quarter ended March 31, 1998 increased $3, or 21%, compared to the same period in 1997, due to a $3, or 50%, improvement at ITT London & Edinburgh. This improvement in core earnings was achieved as a result of a 16% improvement in after-tax underwriting results compared with the first quarter of 1997 due in part to strong pricing and underwriting actions taken in the motor line of business at ITT London & Edinburgh in 1997.

The strength of the U.S. dollar against the Netherlands guilder gave rise to a negative foreign exchange impact on core earnings of $1 for the three months ended March 31, 1998 compared to a negligible impact for the first quarter of 1997.


OTHER OPERATIONS

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1998          1997
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $      41     $      41
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $     (14)    $       1
Less:  Net realized capital gains, after-tax                                                                   1             2
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $     (15)    $      (1)
-----------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business as well as the effect of an 18.6% minority interest in HLI's operating results.

For the first quarter of 1998, core earnings included $(16) minority interest in HLI's operating results. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $2 over the prior year first quarter.


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

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was conducted in 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford adjusting its environmental and asbestos liabilities in the third quarter of 1996. (For additional information, see The Hartford's 1997 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 1998 and the year ended December 31, 1997, was as follows (net of reinsurance):

                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                           FIRST QUARTER ENDED                          YEAR ENDED
                                                             MARCH 31, 1998                          DECEMBER 31, 1997
                                                 ---------------------------------------- ----------------------------------------
                                                  Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                 ---------------- ----------- ----------- ---------------- ----------- -----------

Beginning liability                              $      1,312      $   688    $    2,000  $      1,439      $     717  $   2,156

Claims and claim adjustment expenses incurred               3            2             5            --             2           2

Claims and claim adjustment expenses paid                 (44)          (8)          (52)         (113)           (45)      (158)

Other [1]                                                  --           --            --           (14)            14         --
------------------------------------------------ -- -------------- - -------- -- -------- -- -------------- -- ------- -- --------
ENDING LIABILITY [2]                             $      1,271      $   682    $    1,953  $      1,312      $     688  $   2,000
------------------------------------------------ -- -------------- - -------- -- -------- -- -------------- -- ------- -- --------

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for December 31, 1997.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,815 and $1,853 for March 31, 1998 and December 31, 1997, respectively. Gross of reinsurance, as of March 31, 1998 and December 31, 1997 reserves for environmental and asbestos were $2,101 and $1,667 and $2,165 and $1,688, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at March 31, 1998 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

INVESTMENTS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between the reportable segments of North American Property & Casualty, Life, International and Other Operations. The investment portfolios for these segments are managed based on the underlying characteristics and nature of their respective liabilities. For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.

Please refer to The Hartford's 1997 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $15.1 billion at March 31, 1998 and were comprised of fixed maturities of $13.7 billion and other investments of $1.4 billion, primarily equity securities.

                   FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Municipal - tax-exempt    $  7,989    58.2%  $  7,873    58.5%
Corporate                    2,123    15.5%     2,257    16.8%
Commercial MBS                 740     5.4%       687     5.1%
CMO                            643     4.7%       483     3.6%
ABS                            623     4.5%       559     4.2%
Gov't/Gov't agencies - For.    611     4.4%       459     3.4%
MBS - agency                   369     2.7%       540     4.0%
Gov't/Gov't agencies - U.S.     60     0.4%        32     0.2%
Municipal - taxable             24     0.2%        31     0.2%
Short-term                     501     3.6%       479     3.6%
Redeemable pref'd stock         56     0.4%        56     0.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 13,739   100.0%  $ 13,456   100.0%
================================================================

The North American Property & Casualty segment continued its strategy to increase its ownership of taxable bonds, specifically, asset backed securities ("ABS") and commercial mortgage backed securities ("CMBS"). In addition, the segment's percentage ownership of equity securities to total invested assets decreased primarily as a result of opportunities taken in a favorable equity market.

The taxable equivalent duration of the March 31, 1998 fixed maturity portfolio was 4.6 years compared to 4.7 years at December 31, 1997. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.


                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
                                                1998      1997
-----------------------------------------------------------------
 Net investment income,
  before-tax                                    $202      $177
 Net investment income,
  after-tax [1]                                 $162      $143
 Yield on average invested
  assets, before-tax [2]                         5.7%      5.5%
 Yield on average invested
  assets, after-tax [1] [2]                      4.6%      4.5%
 Net realized capital
  gains, before-tax                              $79        --
-----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 1998, before-tax net investment income was $202 compared to $177 in 1997, an increase of 14%, while after-tax net investment income increased 13% to $162. The increase in both before- and after-tax net investment income was primarily due to an increase in invested assets as a result of increased operating cash flow and the impact of the 1997 repayment of allocated advances by HLI. The increase in before-tax and after-tax yields was due to an increased allocation to fixed maturities, specifically higher yielding ABS and commercial MBS, along with an increase in below investment grade securities.

Net realized capital gains increased to $79 in March 31, 1998 resulting primarily from opportunities in a strong equity market.

LIFE

Invested assets, excluding separate accounts, totaled $21.7 billion at March 31, 1998 and were comprised of $17.4 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $562. Policy loans, which had a weighted-average interest rate of 11.1% as of March 31, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Corporate                 $  7,927    45.6%  $  7,970   47.3%
ABS                          3,224    18.6%     3,199   19.0%
Commercial MBS               1,776    10.2%     1,606    9.5%
CMO                            937     5.4%       978    5.8%
Gov't/Gov't agencies - For.    619     3.6%       502    3.0%
MBS - agency                   484     2.8%       514    3.1%
Municipal - tax-exempt         400     2.3%       171    1.0%
Municipal - taxable            263     1.5%       267    1.6%
Gov't/Gov't agencies - U.S.    142     0.8%       241    1.4%
Short-term                   1,607     9.2%     1,395    8.3%
Redeemable preferred stock       5     --           5     --
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 17,384   100.0%  $ 16,848  100.0%
----------------------------------------------------------------

The Life segment continued its objective of managing exposure to securities that "underperform" in a falling interest rate environment. The segment reduced exposure to the collateralized mortgage obligations ("CMO") asset sector, and allocated funds into various other sectors. At March 31, 1998, holdings in CMO securities were $937, or 5%, of total invested assets excluding policy loans compared to $978, or 6%, at December 31, 1997 and $2.2 billion, or 13%, at December 31, 1996.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(before-tax)                                    1998      1997
------------------------------------------------------- ---------
Net investment income                           $400      $375
Yield on average
  invested assets [1]                            7.6%      7.6%
Net realized capital gains                        --        $1
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1998, before-tax net investment income totaled $400, compared to $375 in 1997, an increase of 7% as a result of higher average invested assets. Before-tax yields on average invested assets remained at 7.6%.

There were no net realized capital gains for the quarter ended March 31, 1998.

INTERNATIONAL

Invested assets, excluding separate accounts, were $2.7 billion at March 31, 1998 and were comprised of fixed maturities of $2.3 billion and other investments of $434, primarily equity securities.

                    FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Gov't/Gov't agencies - For. $   858    37.7%  $    829    36.5%
Corporate                       391    17.2%       414    18.3%
Gov't/Gov't agencies - U.S.      11     0.5%        19     0.8%
Short-term                    1,013    44.6%     1,007    44.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 2,273   100.0%  $  2,269   100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(before-tax)                                    1998      1997
-----------------------------------------------------------------
Net investment income                            $43       $41
Yield on average
  invested assets [1]                            6.7%      6.4%
Net realized capital gains                       $16       $33
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 1998, before-tax net investment income increased $2, or 5%, as compared to the same period in 1997. Yields on average invested assets increased to 6.7% as of March 31, 1998 from 6.4% in 1997. Due to continued strengthening in the U.S. dollar against the Netherlands guilder, there was a negative foreign exchange impact on net investment income of $1 for the quarter ended March 31, 1998 compared to a negligible impact for the first quarter of 1997.

Net realized capital gains decreased to $16 in 1998 compared to $33 in 1997, the result of higher equity gains taken in 1997.

OTHER OPERATIONS

Invested assets were $2.5 billion at March 31, 1998 and were substantially comprised of fixed maturities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Corporate                $   1,556    62.4%  $  1,530    61.7%
Commercial MBS                 150     6.0%       149     6.0%
ABS                            122     4.9%       142     5.7%
Gov't/Gov't agencies - U.S.    102     4.1%        88     3.5%
Gov't/Gov't agencies - For.     63     2.5%        83     3.3%
MBS - agency                    53     2.1%        56     2.3%
Municipal - taxable             39     1.6%        39     1.6%
CMO                             24     1.0%        27     1.1%
Short-term                     377    15.1%       357    14.4%
Redeemable preferred stock       9     0.3%         9     0.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $  2,495   100.0%  $  2,480   100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                                                FIRST QUARTER
                                               ENDED MARCH 31,
                                              -------------------
(before-tax)                                    1998      1997
-----------------------------------------------------------------
Net investment income                            $39       $36
Yield on average
  invested assets [1]                            6.4%      6.4%
Net realized capital gains                        $1        $3
-----------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1998, before-tax net investment income totaled $39 compared to $36 in 1997, an increase of 8%, while before-tax yields remained unchanged at 6.4%.

Net realized capital gains were $1 in 1998 compared to $3 in 1997.

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

Please refer to The Hartford's 1997 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

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

PROPERTY AND CASUALTY OPERATIONS

As of March 31, 1998, over 95% of the fixed maturity portfolio was invested in investment-grade securities.

              FIXED MATURITIES BY CREDIT QUALITY
----------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
 CREDIT QUALITY         FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies$  1,060     5.8%  $  1,083     6.1%
 AAA                         6,473    35.6%     6,337    35.4%
 AA                          3,298    18.2%     3,426    19.1%
 A                           3,078    16.9%     3,096    17.3%
 BBB                         1,590     8.8%     1,352     7.6%
 BB & below                    796     4.4%       767     4.3%
 Short-term                  1,878    10.3%     1,832    10.2%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 18,173   100.0%  $ 17,893   100.0%
----------------------------------------------------------------

LIFE OPERATIONS

As of March 31, 1998, over 98% of the fixed maturity portfolio was invested in investment-grade securities.

              FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------------
                            MARCH 31, 1998   DECEMBER 31, 1997
----------------------------------------------------------------
 CREDIT QUALITY          FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies $  2,838    10.1%  $  2,907    10.6%
 AAA                          4,158    14.8%     4,252    15.4%
 AA                           2,621     9.4%     2,990    10.9%
 A                            8,875    31.7%     9,351    33.9%
 BBB                          7,069    25.2%     5,966    21.7%
 BB & below                     346     1.2%       205     0.7%
 Short-term                   2,118     7.6%     1,880     6.8%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 28,025   100.0%  $ 27,551   100.0%
----------------------------------------------------------------

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1997.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.7 billion and $11.1 billion at March 31, 1998 and December 31, 1997, respectively.

For  a  further  discussion  of  market  risk  exposure   including   derivative
instruments please refer to the Hartford's 1997 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                             MARCH 31, 1998       DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $           281       $            291
Long-term debt                                                                                     1,482                  1,482
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely parent junior subordinated debentures (QUIPS)                                     1,000                  1,000
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $         2,763       $          2,773
       ----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $           365       $            351
       ----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                               $         5,448       $          5,232
Unrealized gain on securities, net of tax                                                            893                    853
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $         6,341       $          6,085
       ----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         8,576       $          8,356
       ----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2]                                                                                   51%                    53%
Debt to capitalization  [2]                                                                           32%                    33%
-----------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $46 for both March 31, 1998 and December 31, 1997.
[2]  Excludes unrealized gain on securities, net of tax.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $220 as of March 31, 1998 compared to December 31, 1997. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) improved at March 31, 1998 as compared to December 31, 1997 primarily as a result of earnings.

DEBT

On February 9, 1998, HLI converted its short-term credit facility to a five year facility with five banks.

DIVIDENDS

On February 19, 1998, The Hartford's Board of Directors approved a 5% increase in its quarterly dividend to $0.42 per share. The dividend was paid on April 1, 1998 to shareholders of record as of March 2, 1998. The Hartford expects to continue paying quarterly dividends on its common stock of $0.42 per share throughout 1998.

TREASURY STOCK

During the first quarter of 1998, The Hartford repurchased 473,000 shares of its common stock in the open market at a total cost of $46 under the Company's $1.0 billion repurchase program announced in December 1997. Certain of these repurchased shares were reissued pursuant to certain stock-based benefit plans.

CASH FLOWS
                                           FIRST QUARTER ENDED
                                                MARCH 31,
                                        --------------------------
                                            1998         1997
------------------------------------------------------------------
Cash provided by operating activities   $       173  $       346
Cash used for investing activities      $      (464) $      (595)
Cash provided by financing activities   $       225  $       285
Cash - end of period                    $        76  $       146
------------------------------------------------------------------

The change in cash provided by financing activities was primarily due to a decrease in borrowing activity offset by declines in reinsurance recoverables related to investment-type contracts written in the Life segment. The change in cash used for investing activities primarily reflects the investment of cash from operating and financing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

OMNI

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni Insurance Group, Inc. ("Omni"), a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition has been reported as a purchase transaction and accordingly, the results of Omni's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("SAP") in March, 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of The Hartford.

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

As part of its Year 2000 program, The Hartford is identifying third parties with which it has significant business relations in order to attempt to assess the potential impact on The Hartford of their Year 2000 issues and remediation plans. The Hartford currently anticipates that it will substantially complete this evaluation by the end of 1998, and will conduct systems testing with certain third parties through 1999. The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, The Hartford expects to develop plans to attempt to minimize identified third party exposures

In addition, as an insurer, The Hartford may incur losses and loss adjustment expenses (including attorneys' fees and other legal expenses) arising from property and casualty insurance claims by its insureds, who may incur losses as a result of Year 2000 problems. To the extent claims are ultimately made, insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. It is not possible to determine in advance whether and to what extent insureds would incur losses, the amount of the losses, or whether any such losses would be covered under The Hartford's insurance policies. Because of this uncertainty, it is also not possible to determine in advance whether such losses and related loss adjustment expenses would have a material impact upon The Hartford's financial condition or results of operations.

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





MAY 14, 1998

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





EXHIBIT #
---------

10.01 Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent, was filed as Exhibit 10.01 to Hartford Life, Inc.'s Form 10-Q filed for the quarterly period ended March 31, 1998 and is incorporated herein by reference.

27        Financial Data Schedule is filed herewith.