Form 10-Q
period 1998-06-30
ITT HARTFORD GROUP INC /DE
filed 1998-08-14
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of July 31, 1998, there were outstanding 233,442,678 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 1998 and 1997                                                  3

Consolidated Balance Sheets - June 30, 1998 and December 31, 1997             4

Consolidated Statements of Changes in Stockholders' Equity - Six Months
Ended June 30, 1998 and 1997                                                  5

Consolidated Statements of Cash Flows - Six Months Ended June 30,
1998 and 1997                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          20

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

Signature                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                     Second Quarter Ended         Six Months Ended
                                                                            June 30,                   June 30,
                                                                  -------------------------------------------------------
(In millions, except for per share data)                              1998          1997         1998          1997
-------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                 (Unaudited)
REVENUES
  Earned premiums and other considerations                          $ 2,730        $ 2,495      $ 5,678      $ 4,965
  Net investment income                                                 685            638        1,369        1,267
  Net realized capital gains                                             78             36          174           73
-------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                  3,493          3,169        7,221        6,305
     --------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                   2,035          1,928        4,146        3,886
     Amortization of deferred policy acquisition costs                  567            477        1,054          931
     Other expenses                                                     551            489        1,295          939
-------------------------------------------------------------------------------------------------------------------------
      TOTAL BENEFITS, CLAIMS AND EXPENSES                             3,153          2,894        6,495        5,756
     --------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME                                                   340            275          726          549
  Equity gain on HLI initial public offering                             --            368           --          368
-------------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                   340            643          726          917
  Income tax expense                                                     87             64          193          134
-------------------------------------------------------------------------------------------------------------------------

    INCOME BEFORE MINORITY INTEREST                                     253            579          533          783
Minority interest in consolidated subsidiary                            (17)            (5)         (33)          (5)
-------------------------------------------------------------------------------------------------------------------------

      NET INCOME                                                    $   236        $   574      $   500      $   778
     --------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                            $  1.00        $ 2.43       $  2.12      $  3.30
Diluted earnings per share                                          $  0.99        $ 2.40       $  2.09      $  3.26
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                            235.4          236.0        235.6         235.7
Weighted average common shares outstanding and dilutive
  potential common shares                                             239.1          238.8        239.1         238.5
-------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                   $  0.21        $ 0.20       $  0.42      $  0.40
-------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,        December 31,
(In millions, except for share data)                                                            1998              1997
------------------------------------------------------------------------------------------ ---------------- ------------------
ASSETS                                                                                       (Unaudited)
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of $34,921 and
     $34,061)                                                                              $      36,038    $      35,053
   Equity securities, available for sale, at fair value (cost of $1,303 and $1,509)                1,710            1,922
   Policy loans, at outstanding balance                                                            3,770            3,759
   Other investments, at cost                                                                        627              388
------------------------------------------------------------------------------------------ ---------------- ------------------
      Total investments                                                                           42,145           41,122
   Cash                                                                                              143              140
   Premiums receivable and agents' balances                                                        2,215            1,873
   Reinsurance recoverables                                                                       10,407           10,839
   Deferred policy acquisition costs                                                               4,539            4,181
   Deferred income tax                                                                             1,034              955
   Other assets                                                                                    2,560            2,502
   Separate account assets                                                                        81,905           70,131
------------------------------------------------------------------------------------------ ---------------- ------------------
      TOTAL ASSETS                                                                         $     144,948    $     131,743
      ==================================================================================== ================ ==================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                $      18,202    $      18,376
      Life                                                                                         5,647            5,271
   Other policy claims and benefits payable                                                       21,075           21,143
   Unearned premiums                                                                               3,258            2,895
   Short-term debt                                                                                   231              291
   Long-term debt                                                                                  1,482            1,482
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                  1,250            1,000
   Other liabilities                                                                               5,021            4,672
   Separate account liabilities                                                                   81,905           70,131
------------------------------------------------------------------------------------------ ---------------- ------------------
                                                                                                 138,071          125,261

COMMITMENTS AND CONTINGENCIES, NOTE 6

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                         440              397

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,405,140 and 239,374,389
    shares, par value $0.01                                                                            2                2
   Additional paid-in capital                                                                      1,593            1,641
   Retained earnings                                                                               4,059            3,658
   Treasury stock, at cost - 4,391,198 and 3,421,949 shares                                         (108)             (48)
   Accumulated other comprehensive income                                                            891              832
------------------------------------------------------------------------------------------ ---------------- ------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   6,437            6,085
      ==================================================================================== ================ ==================
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     144,948    $     131,743
      ==================================================================================== ================ ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 1998
                                                                                Accumulated Other
                                                                                Comprehensive Income
                                                                           --------------------------------
                                       Common Stock/             Treasury   Unrealized Gain   Cumulative              Outstanding
                                        Additional    Retained    Stock,    on Securities,    Translation               Shares
(Dollars in millions) (Unaudited)     Paid-in Capital  Earnings   at Cost      net of tax     Adjustments    Total   (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD
   AS PREVIOUSLY REPORTED                   $1,660       $3,658     $(65)         $853            $(21)      $6,085       117,976
Two-for-one stock split (1)                    (17)                   17                                                  117,976
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD
   AS ADJUSTED                              $1,643       $3,658     $(48)         $853            $(21)      $6,085       235,952
Comprehensive income
   Net income                                               500                                                 500
   Other comprehensive income, net
    of tax (2)
      Unrealized gain on securities (3)                                             61                           61
      Cumulative translation adjustments                                                            (2)          (2)
                                                                                                           ----------
   Total other comprehensive income                                                                              59
                                                                                                           ----------
     Total comprehensive income                                                                                 559
                                                                                                           ----------
Issuance of shares under incentive
   and stock purchase plans                     23                    26                                         49         1,324
Tax benefit on employee stock
   options and awards                           15                                                               15
Dividends declared on common stock                          (99)                                                (99)
Treasury stock acquired                        (86)                  (86)                                      (172)       (3,262)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                      $1,595       $4,059    $(108)         $914            $(23)      $6,437       234,014
------------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1997
                                                                                 Accumulated Other
                                                                                Comprehensive Income
                                                                           --------------------------------
                                       Common Stock/             Treasury   Unrealized Gain   Cumulative              Outstanding
                                        Additional    Retained    Stock,    on Securities,    Translation               Shares
(Dollars in millions) (Unaudited)     Paid-in Capital  Earnings   at Cost      net of tax     Adjustments    Total   (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD
   AS PREVIOUSLY REPORTED                   $1,643       $2,515     $(30)         $352             $40       $4,520       117,556
Two-for-one stock split (1)                                                                                               117,557
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD
   AS ADJUSTED                              $1,643       $2,515     $(30)         $352             $40       $4,520       235,113
Comprehensive income
   Net income                                               778                                                 778
   Other comprehensive income, net
    of tax (2)
      Unrealized gain on securities                                                175                          175
       (3)
      Cumulative translation adjustments                                                           (44)         (44)
                                                                                                           ----------
   Total other comprehensive income                                                                             131
                                                                                                           ----------
     Total comprehensive income                                                                                 909
                                                                                                           ----------
Issuance of shares under incentive
   and stock purchase plans                     22                                                               22         1,342
Dividends declared on common stock                          (94)                                                (94)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                      $1,665       $3,199     $(30)         $527             $(4)      $5,357       236,455
------------------------------------------------------------------------------------------------------------------------------------

(1) On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Information has been restated on a retroactive basis to reflect the effect of the stock split. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
(2) Unrealized gain on securities is net of tax of $34 and $96 for the six months ended June 30, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.
(3) Net of reclassification adjustment for gains realized in net income of $113 and $49 for the six months ended June 30, 1998 and 1997, respectively.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                           ----------------------------------
(In millions)                                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                              $         500    $        778
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Increase in receivables, payables and accruals                                                   (277)           (176)
   (Increase) decrease in reinsurance recoverables and other related assets                          265            (179)
   Increase in deferred policy acquisition costs                                                    (346)           (294)
   Accrued and deferred income taxes                                                                 (53)            146
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                       338             635
   Minority interest in consolidated subsidiary                                                       33               5
   Equity gain on HLI initial public offering                                                         --            (368)
   Net realized capital gains                                                                       (174)            (73)
   Depreciation and amortization                                                                      57              38
   Other, net                                                                                        (40)            330
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      303             842
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchase of investments                                                                       (18,121)        (23,539)
   Sale of investments                                                                             6,245           7,568
   Maturity of investments                                                                        11,635          14,597
   Purchase of affiliate                                                                            (189)             --
   Additions to plant, property and equipment                                                        (63)            (28)
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                        (493)         (1,402)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                              (60)           (412)
   Issuance of long-term debt                                                                          --             650
   Proceeds from issuance of company obligated mandatorily  redeemable preferred
     securities  of  subsidiary   trusts  holding  solely  junior   subordinated
     debentures
                                                                                                     250               --
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged from) policyholder accounts                                                223            (265)
   Net proceeds from sale of minority interest in subsidiary                                          --             687
   Dividends paid                                                                                    (97)            (95)
   Acquisition of treasury stock                                                                    (152)             --
   Proceeds from issuances under incentive and stock purchase plans                                   28              22
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      192             587
-----------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                1              (4)
-----------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                3              23
   Cash - beginning of period                                                                        140             112
-----------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                 $         143    $        135
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE PERIOD FOR:
Income taxes                                                                               $         191    $        (57)
Interest                                                                                   $         106    $        116

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

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts. In addition, the consolidated financial statements have been restated to reflect a two-for-one stock split effected in the form of a stock dividend (see Note 4). Accordingly, all issued, outstanding and weighted average shares, as well as per share amounts, have been adjusted.

(B)   CHANGES IN ACCOUNTING PRINCIPLES
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for The Hartford will begin for the first quarter of the year 2000. The Hartford is currently in the process of quantifying the impact of SFAS No. 133.

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

Effective January 1, 1998, The Hartford adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

NOTE 2.  DEBT

On June 8, 1998, Hartford Life, Inc. ("HLI"), a public company in which The Hartford has an 81.4% equity interest, filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures on June 29, 1998 discussed below, HLI had $750 remaining on this shelf registration on June 30, 1998.

NOTE 3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by HLI, issued 10,000,000, 7.2% Trust Preferred Securities, Series A ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2%Series A Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by HLI. HLI used the proceeds from the offering to retire $50 of its outstanding commercial paper and will use the remainder for general corporate purposes, which may include funding working capital, investments in or loans to subsidiaries, or potential strategic acquisitions.

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. HLI owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A
Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinate Debentures at maturity or upon earlier redemption. HLI has the right to redeem the Series A Junior Subordinated Debt Securities on or after June 30, 2003 or earlier upon the occurrence of certain events. Holders of Series A Preferred Securities generally have no voting rights.

The Junior Subordinated Debentures bear interest at the annual rate of 7.2% of the principal amount, payable quarterly in arrears commencing June 29, 1998, and mature on June 30, 2038. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of HLI and are effectively subordinated to all existing and future liabilities of its subsidiaries.

HLI has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on , or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Series A Junior Subordinated Debt Securities to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.


NOTE 4.  STOCKHOLDERS' EQUITY

On May 21, 1998, The Hartford's shareholders approved an increase in the number of authorized common shares from 200,000,000 to 400,000,000. On that date, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Agreements concerning stock options and other commitments payable in shares of the Company's common stock either provide for the issuance of the additional shares due to the declaration of the stock split or have been modified to reflect the stock split. In addition, retroactive adjustments to treasury stock and additional paid-in capital have been made to reflect the stock split. All references to issued, outstanding and weighted average shares, as well as per share amounts, have been adjusted to reflect the stock split in the consolidated financial statements and related notes. Par value per common share remained unchanged at $0.01.

NOTE 5.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997, and as a result, the Company's reported earnings per share for June 30, 1997 were restated to reflect the effect of reporting diluted earnings per share. The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                                               Second Quarter Ended                      Six Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
  JUNE 30, 1998                                           Income      Shares      Amount          Income      Shares       Amount
  ----------------------------------------------------------------------------------------------------------------------------------
  BASIC EARNINGS PER SHARE
   Income available to common shareholders             $    236        235.4   $   1.00        $    500         235.6   $   2.12
                                                                               -------------                            ------------
  DILUTED EARNINGS PER SHARE
   Options and contingently issuable shares                  --          3.7                         --           3.5
                                                       ------------------------                -------------------------
   Income available to common shareholders plus
    assumed conversions                                $    236        239.1   $   0.99        $    500         239.1   $   2.09
  ----------------------------------------------------------------------------------------------------------------------------------
  JUNE 30, 1997
  ----------------------------------------------------------------------------------------------------------------------------------
  BASIC EARNINGS PER SHARE
   Income available to common shareholders             $    574        236.0   $   2.43        $    778         235.7   $   3.30
                                                                               -------------                            ------------
  DILUTED EARNINGS PER SHARE
   Options and contingently issuable shares                  --          2.8                         --           2.8
                                                       ------------------------                -------------------------
   Income available to common shareholders plus
    assumed conversions                                $    574        238.8   $   2.40        $    778         238.5   $   3.26
  ----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of outstanding stock options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares.
Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of June 30, 1998, compared with December 31, 1997, and its results of operations for the second quarter and six months ended June 30, 1998 compared with the equivalent 1997 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1997 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations:  Operating Summary          9
North American Property & Casualty                             10
Life                                                           11
International                                                  12
Other Operations                                               13
Environmental and Asbestos Claims                              13
Investments                                                    15
Capital Markets Risk Management                                17
Capital Resources and Liquidity                                18
Regulatory Initiatives and Contingencies                       20
Accounting Standards                                           20

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $    3,493     $    3,169     $    7,221     $    6,305
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      236     $      574     $      500     $      778
Less:  Net realized capital gains, after-tax                                        50             24            113             49
       Equity gain on HLI initial public offering                                   --            368             --            368
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      186     $      182     $      387     $      361
------------------------------------------------------------------------------------------------------------------------------------

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

Revenues for the second quarter and six months ended June 30, 1998 increased $324, or 10%, and $916, or 15%, over the comparable prior year periods. Contributing to the increase in both periods were an increase in the aggregate fees earned on separate account assets, an increase in service fee revenue, and higher net investment income and net realized capital gains. In addition, revenues for the six month period also increased as the result of an increase in fees associated with new variable corporate owned life insurance ("COLI") sales and proceeds from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"). (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings increased $4, or 2%, and $26, or 7%, for the second quarter and six months ended June 30, 1998 from the comparable prior year periods. Contributing to the increase in both periods were higher fee income earned on increasing account values in the Annuity division of the Life segment and an increase in net investment income, partially offset by increased underwriting losses, primarily the result of higher catastrophe losses in North American Property & Casualty totaling $57 and $86, after-tax, for the second quarter and six months ended June 30, 1998, respectively, compared to $3 and $19, after-tax, for the same periods in 1997. In addition, core earnings for the six month period also were higher as a result of proceeds from the IRI transaction, partially offset by additional reserves associated with the IRI transaction.

The effective tax rates for the second quarter and six months ended June 30, 1998, excluding the equity gain on Hartford Life, Inc. ("HLI"), were 26% and 27%, respectively, compared to 23% and 24% for the comparable periods in 1997. Tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

Net income for 1997 includes a $368 equity gain resulting from the initial public offering of HLI's Class A common stock ("The Offering") on May 22, 1997 as discussed in The Hartford's 1997 Form 10-K Annual Report in Note 3 of Notes to Consolidated Financial Statements and in the Capital Resources and Liquidity section under "The Offering". HLI is the holding company parent of The Hartford's significant life insurance subsidiaries.

SEGMENT RESULTS

The Hartford's reporting segments consist of North American Property & Casualty, Life, International and Other Operations. Included in Other Operations is the effect of an 18.6% minority interest in HLI's operating results.

The following is a summary of core earnings and net income by segment.


                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
CORE EARNINGS                                                                   1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                          $      100     $      100     $      215     $      204
Life                                                                                94             74            178            136
International                                                                        9             13             26             27
Other Operations                                                                   (17)            (5)           (32)            (6)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                    $      186     $      182     $      387     $      361
====================================================================================================================================

NET INCOME
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                          $      127     $      111     $      293     $      215
Life                                                                                94             73            178            136
International                                                                       32             29             60             65
Other Operations                                                                   (17)           361            (31)           362
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                    $      236     $      574     $      500     $      778
====================================================================================================================================

The sections that follow analyze each segment's results. Specific topics such as environmental and asbestos reserves and investment results are discussed separately following the segment overviews.


NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $    1,817     $    1,683     $    3,654     $    3,306
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      127     $      111     $      293     $      215
Less:  Net realized capital gains, after-tax                                        27             11             78             11
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      100     $      100     $      215     $      204
------------------------------------------------------------------------------------------------------------------------------------

Revenues for the North American Property & Casualty segment increased $134, or 8%, for the second quarter and $348, or 11%, for the six months ended June 30, 1998 compared with the same periods in 1997. The increase for the quarter was primarily due to a $50 increase in earned premiums, a $46 increase in servicing revenues and $25 of additional before-tax net realized capital gains. The increase for the six months resulted from a $43 increase in earned premiums, a $108 increase in servicing revenues, an increase in before-tax net realized capital gains of $104, proceeds of $55 from the IRI transaction and an increase of $38 in net investment income. The primary contributor to the increase in servicing revenues was the Hartford Customer Services Group, which provides customer and telemarketing services for The American Association of Retired Persons ("AARP") Health Care Options program as of January 1, 1998, generating $41 of the revenue increase for the quarter and $100 of the increase for the six month period.

Core earnings were flat for the quarter and increased $11, or 5%, for the first six months of 1998 compared to the same period in 1997. This increase was primarily due to increased after-tax net investment income and after-tax proceeds from the IRI transaction, partially offset by increased underwriting losses due to adverse property catastrophe losses and additional reserves associated with the IRI transaction.

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment:


                                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
Written premiums                                                            $    1,569     $    1,439     $    3,031     $    2,927
Underwriting results, before-tax                                            $      (59)    $      (40)    $     (122)    $      (60)
Combined ratio [1]                                                               103.5          102.7          103.9          101.7
------------------------------------------------------------------------------------------------------------------------------------

[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

The North American Property & Casualty segment's written premiums increased 9% for the second quarter and 4% for the six months ended June 30, 1998 compared to the same prior year periods. Increases in Personal and, for the second quarter, Commercial operations, were partially offset by a decrease in Reinsurance operations. Written premiums in the Commercial operation decreased slightly for the six month period.

Commercial written premiums for the second quarter increased $48, or 6%, contributing 3% to the increase in the North American Property and Casualty segment. While growth was generated across most lines of business, strong growth in three of the largest customer segments: Select Customers of 8%, Key Accounts of 7% and Marine/Agriculture of 24% were the primary contributors. For the six months, Commercial written premiums declined 1% resulting in a slight decrease in the North American Property & Casualty segment, as growth in Select Customers of 8%, Key Accounts of 4% and Marine/Agriculture of 15% were offset by decreases in Major/National Accounts of 14% and Other Specialty of 36%. These decreases were primarily due to increased conversion of workers' compensation to high deductible policies and the elimination of Industrial Risk Insurance premiums in 1998 as a result of the IRI transaction.

Personal written premiums increased $90, or 18%, for the quarter and $137, or 15%, for the six months ended June 30, 1998. This contributed 6% and 5% of growth to the North American Property & Casualty segment for the second quarter and six months ended June 30, 1998, respectively. All three customer divisions within Personal (AARP, Agency and Affinity) produced positive premium growth for both 1998 periods over 1997. In addition, the acquisition of Omni Insurance Group, Inc., completed on February 12, 1998, contributed $38 and $60 of this increase, respectively, for the quarter and six months ended June 30, 1998.

Reinsurance written premiums declined $8, or 4%, in the second quarter and $24, or 7%, for the six months ended June 30, 1998 resulting in a slight decrease to the North American Property and Casualty segment in both periods. This decrease was primarily due to timing of premium bookings in North America and reductions in international premiums resulting from rate decreases, increased customer risk retentions and unfavorable foreign exchange rates.

Underwriting results, before-tax, for the second quarter and six months ended June 30, 1998 deteriorated over the comparable prior year periods $19, or 0.8 combined ratio points and $62 or 2.2 combined ratio points, respectively. The deterioration in both 1998 periods was due to significantly increased property catastrophe losses, partially offset by increased earned premiums and a reduction in policyholder dividends in Personal operations. Also contributing to the six month deterioration was the establishment of additional reserves in connection with the IRI transaction in the first quarter of 1998 upon review of existing claims and outstanding reinsurance assets of the Industrial Risk Insurers pool.


LIFE

OPERATING SUMMARY [1]                                                           SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $    1,155     $    1,042     $    2,559     $    2,097
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $       94     $       73     $      178     $      136
Less:  Net realized capital losses, after-tax                                       --             (1)            --             --
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $       94     $       74     $      178     $      136
====================================================================================================================================

[1] Life results are presented before the effect of the 18.6% minority interest in HLI, which is reflected in Other Operations.


Revenues increased $113, or 11%, and $462, or 22%, for the second quarter and six months ended June 30, 1998 compared to the second quarter and six months ended June 30, 1997, respectively. Excluding COLI, revenues increased $120, or 13%, and $308, or 17%, respectively, for the second quarter and six months ended June 30, 1998 compared to the equivalent 1997 periods. This increase was principally driven by the Annuity division which experienced a substantial increase in the aggregate fees earned due to growth in variable annuity account values. Average total annuity account values increased $19.3 billion, or 34%, compared to the second quarter of 1997 and $16.9 billion, or 31%, compared to the six months ended June 30, 1997. The increase in average annuity account values resulted in an increase in fee revenue of $83, or 50%, and $159, or 52%, over the second quarter and six months ended June 30, 1997, respectively. The increase in account values was driven primarily by sales of individual variable annuities as well as continued market appreciation. Sales of individual variable annuities were $2.8 billion and $5.1 billion for the second quarter and six months ended June 30, 1998, respectively, compared to sales of $2.3 billion and $4.7 billion for the second quarter and six months ended June 30, 1997, respectively. In addition, revenues related to the Group Insurance operation of the Employee Benefits division increased $21, or 5%, and $111, or 14%, compared to the second quarter and six months ended June 30, 1997, respectively, as a result of strong sales.

Core earnings increased $20, or 27%, and $42, or 31%, for the second quarter and six months ended June 30, 1998, respectively, primarily due to growth in the Annuity, Individual Life and Employee Benefits divisions. Annuity earnings increased $17, or 35%, and $35, or 38%, respectively, compared to the prior year periods, as a result of higher fee income earned on increasing account values and continued operating efficiencies. Individual Life earnings increased $3, or 25%, and $5, or 22%, respectively, compared to the prior year periods, primarily as a result of continued growth in variable life account values. Earnings in the Group Insurance operation increased $2, or 13%, and $6, or 23%, respectively, compared to the prior year periods, as a result of increased premium revenues. Partially offsetting these increases was an operating loss from the division's international operation of ($2) and ($4) for the second quarter and six months ended June 30, 1998, respectively, compared to earnings of $1 and $2 for the second quarter and six months ended June 30, 1997, respectively.


INTERNATIONAL

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $      478     $      407     $      924     $      824
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $       32     $       29     $       60     $       65
Less:  Net realized capital gains, after-tax                                        23             16             34             38
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $        9     $       13     $       26     $       27
====================================================================================================================================

Revenues for the second quarter and six months ended June 30, 1998 increased $71, or 17%, and $100, or 12%, over the comparable periods in 1997. This increase was primarily due to earned premium growth of $57, or 17%, and $101, or 15%, respectively, for the second quarter and six month periods, principally at ITT London & Edinburgh, as a result of growth in creditor, property and life business, partially offset by reductions in the motor business. In addition, for the six month period, earned premiums increased $5, or 15%, at ITT Ercos primarily due to growth in the motor business. Net investment income also increased $3, or 7%, and $5, or 6%, for the second quarter and six month periods, respectively, as compared to the equivalent 1997 periods. An increase in net realized capital gains of $14, or 67%, at Zwolsche Algemeene contributed to the increase for the quarter while, for the six month period, net realized capital gains in the International segment decreased by $6, or 11%. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings for the second quarter and six months ended June 30, 1998 decreased $4, or 31%, and $1, or 4%, respectively, compared to the same periods in 1997. The decline for the quarter was primarily due to a $3, or 50%, decrease at ITT London & Edinburgh due to flood damage of approximately $15, before-tax, in the United Kingdom in early April 1998. This decrease was partially offset by improved underwriting results in other lines of business at ITT London & Edinburgh. For the six month period, core earnings at ITT London & Edinburgh of $12 were flat compared with the prior year. Underwriting results for the six month period at ITT London & Edinburgh declined $3, before-tax, over the prior year due to January 1998 winter storms and the effect of the April flood damage. Partially offsetting this decline were improvements resulting from strong pricing and underwriting actions taken in the motor line of business at ITT London & Edinburgh in 1997. For the six month period, core earnings at ITT Ercos and Zwolsche Algemeene were in line with the prior year. In local currency terms, Zwolsche Algemeene achieved 10% growth in core earnings while ITT Ercos declined 8% in core earnings over the prior year.

The U.S. dollar remained weak against the sterling while strengthening against the guilder during the second quarter and six months ended June 30, 1998 as compared to the same periods in 1997. This resulted in an overall negligible foreign exchange impact on revenues and core earnings for the second quarter. For the six month period, there was an overall negative foreign exchange impact on total revenues and core earnings of $8 and $1, respectively.

In a July 1998 decision, which could adversely impact loss reserves and underwriting results at ITT London & Edinburgh, a court in the United Kingdom changed the formula for determination of lump-sum settlements of bodily injury claims, including the discount rate to be used. This decision is subject to change by a government official having the authority to prescribe the discount rate. While the impact of this development may be material to the results of operations of the International segment, management does not expect the impact to be material to The Hartford's consolidated financial condition or results of operations.

OTHER OPERATIONS

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                1998           1997           1998           1997
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $       43     $       37     $       84     $       78
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $      (17)    $      361     $      (31)    $      362
Less:  Net realized capital gains (losses), after-tax                               --             (2)             1             --
       Equity gain on HLI initial public offering                                   --            368             --            368
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      (17)    $       (5)    $      (32)    $       (6)
====================================================================================================================================

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business as well as the effect of an 18.6% minority interest in HLI's operating results.

For the second quarter and six months ended June 30, 1998, core earnings respectively included $(17) and $(33) minority interest in HLI's operating results while 1997 included $(5) for both periods. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $2 over the six months ended June 30, 1997.

The equity gain consisted of a $368 non-taxable gain related to the increased value of its equity ownership in HLI, as discussed in The Hartford's 1997 Form 10-K Annual Report in the Life section of the MD&A.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the six months ended June 30, 1998 and the year ended December 31, 1997, was as follows (net of reinsurance):

                        ENVIRONMENTAL AND ASBESTOS CLAIMS
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                             SIX MONTH ENDED                            YEAR ENDED
                                                              JUNE 30, 1998                          DECEMBER 31, 1997
                                                 --------------------------------------------------------------------------------
                                                  Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                 --------------------------------------------------------------------------------

Beginning liability                              $      1,312     $    688    $    2,000  $      1,439      $     717  $   2,156
Claims and claim adjustment expenses incurred               2            3             5            --             2           2
Claims and claim adjustment expenses paid                 (90)         (23)         (113)         (113)           (45)      (158)
Other [1]                                                  --           --            --           (14)            14         --
---------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [2]                             $      1,224     $    668    $    1,892  $      1,312      $     688  $   2,000
=================================================================================================================================

[1]  Other   represents   reclassifications   of  beginning   reserves   between
     environmental and asbestos for December 31, 1997.

[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,716 and $1,853 for June 30, 1998 and December 31, 1997, respectively. Gross of reinsurance, as of June 30, 1998 and December 31, 1997 reserves for environmental and asbestos were $1,960 and $1,648 and $2,165 and $1,688, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at June 30, 1998 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $15.0 billion at June 30, 1998 and were comprised of fixed maturities of $13.6 billion and other investments of $1.4 billion, primarily equity securities.

                   FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Municipal - tax-exempt    $  7,981    58.5%  $  7,873    58.5%
Corporate                    2,029    14.9%     2,257    16.8%
Commercial MBS                 670     4.9%       687     5.1%
CMO                            586     4.3%       483     3.6%
Gov't/Gov't agencies - For.    576     4.2%       459     3.4%
ABS                            505     3.7%       559     4.2%
MBS - agency                   396     2.9%       540     4.0%
Gov't/Gov't agencies - U.S.     53     0.4%        32     0.2%
Municipal - taxable             25     0.2%        31     0.2%
Short-term                     763     5.6%       479     3.6%
Redeemable pref'd stock         61     0.4%        56     0.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 13,645   100.0%  $ 13,456   100.0%
----------------------------------------------------------------

The taxable equivalent duration of the June 30, 1998 fixed maturity portfolio was 4.5 years compared to 4.7 years at December 31, 1997. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                           SECOND QUARTER     SIX MONTHS ENDED
                           ENDED JUNE 30,         JUNE 30,
                         ----------------------------------------
                           1998      1997      1998       1997
-----------------------------------------------------------------
Net investment income,
  before-tax            $   206   $   193    $   408   $   370
Net investment income,
  after-tax [1]         $   164   $   154    $   326   $   297
Yield on average
  invested assets,
  before-tax [2]            5.8%      5.7%       5.8%      5.6%
Yield on average
  invested assets,
  after-tax [1] [2]         4.6%      4.5%       4.6%      4.5%
Net realized capital
  gains, before-tax     $    42   $    17    $   121   $    17
-----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments,  an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1998, before-tax net investment income was $206 compared to $193 in 1997, an increase of 7%, while after-tax net investment income increased 6% to $164. For the six months ended June 30, 1998, before-tax net investment income was $408 compared to $370 in 1997, an increase of 10%, while after-tax net investment income also increased by 10%. Yields on average invested assets also increased for both the second quarter and six month period. The increase in investment income for both periods was the result of higher invested assets as a result of increased cash flow from operating and financing activities. The increase in yields on average invested assets was due primarily to the reallocation from equities to higher yielding fixed maturities.

Year to date before-tax net realized capital gains increased to $121 at June 30, 1998 resulting primarily from opportunities taken in a strong equity market.

LIFE

Invested assets, excluding separate accounts, totaled $21.8 billion at June 30, 1998 and were comprised of $17.5 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $520. Policy loans, which had a weighted-average interest rate of 11.1% as of June 30, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Corporate                 $  7,998    45.7%  $  7,970   47.3%
ABS                          3,081    17.6%     3,199   19.0%
Commercial MBS               1,903    10.9%     1,606    9.5%
CMO                            961     5.5%       978    5.8%
Municipal - tax-exempt         653     3.7%       171    1.0%
Gov't/Gov't agencies - For.    589     3.4%       502    3.0%
MBS - agency                   561     3.2%       514    3.1%
Municipal - taxable            240     1.4%       267    1.6%
Gov't/Gov't agencies - U.S.     97     0.5%       241    1.4%
Short-term                   1,417     8.1%     1,395    8.3%
Redeemable preferred stock       5     --           5     --
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 17,505   100.0%  $ 16,848  100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                           SECOND QUARTER     SIX MONTHS ENDED
                           ENDED JUNE 30,         JUNE 30,
                         ----------------------------------------
(before-tax)               1998      1997      1998       1997
-----------------------------------------------------------------
Net investment income   $   392   $   362    $   792   $   737
Yield on average
  invested assets, [1]      7.4%      7.2%       7.6%      7.4%
Net realized capital
  losses                $    --   $    (2)   $    --   $    (1)
-----------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1998, before-tax net investment income totaled $392, compared to $362 in 1997, an increase of 8% as a result of higher average invested assets and increased yields on average invested assets. Before-tax yields on average invested assets for the second quarter increased to 7.4%. For the six months ended June 30, 1998, before-tax net investment income was $792 compared to $737 in 1997, an increase of $55, or 7%. Before-tax yields for the six month period increased to 7.6% from 7.4% in 1997. The increase in yields on average invested assets for both periods was due, in part, to an increase in allocation to assets rated BBB.

There were no net realized capital gains for the quarter and six months ended June 30, 1998.

INTERNATIONAL

Invested assets, excluding separate accounts, were $2.8 billion at June 30, 1998 and were comprised of fixed maturities of $2.4 billion and other investments of $406, primarily equity securities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Gov't/Gov't agencies - For. $  885    36.4%  $    829    36.5%
Corporate                      517    21.3%       414    18.3%
Gov't/Gov't agencies - U.S.     11     0.5%        19     0.8%
Short-term                   1,015    41.8%     1,007    44.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $  2,428   100.0%  $  2,269   100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                           SECOND QUARTER     SIX MONTHS ENDED
                           ENDED JUNE 30,         JUNE 30,
                         ----------------------------------------
(before-tax)               1998      1997      1998       1997
-----------------------------------------------------------------
Net investment income   $    46   $    43    $    89   $    84
Yield on average
  invested assets, [1]      7.0%      6.6%       6.8%      6.4%
Net realized capital
  gains                 $    35   $    24    $    51   $    57
-----------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the second quarter ended June 30, 1998, before-tax net investment income increased $3, or 7%, as compared to the same period in 1997. Yields on average invested assets increased to 7.0% as of June 30, 1998 from 6.6% in 1997. For the six months ended June 30, 1998, before-tax net investment income increased 6%, and before-tax yields increased to 6.8% from 6.4% for the same period in 1997. The increase in yields on average invested assets was primarily due to an increase in short-term interest rates in the U.K. and a reallocation of funds from equities to fixed maturities.

Net realized capital gains for the second quarter ended June 30, 1998 increased to $35 compared to $24 for the same period in 1997, resulting primarily from opportunities taken in a strong equity market.

OTHER OPERATIONS

Invested assets were $2.5 billion at June 30, 1998 and were substantially comprised of fixed maturities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
TYPE                     FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

Corporate                $   1,605    65.2%  $  1,530    61.7%
Commercial MBS                 150     6.1%       149     6.0%
ABS                            137     5.6%       142     5.7%
Gov't/Gov't agencies - U.S.     99     4.0%        88     3.5%
Gov't/Gov't agencies - For.     62     2.5%        83     3.3%
MBS - agency                    49     2.0%        56     2.3%
Municipal - taxable             39     1.6%        39     1.6%
CMO                             21     0.9%        27     1.1%
Short-term                     289    11.7%       357    14.4%
Redeemable preferred stock       9     0.4%         9     0.4%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $  2,460   100.0%  $  2,480   100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                           SECOND QUARTER     SIX MONTHS ENDED
                           ENDED JUNE 30,         JUNE 30,
                         ----------------------------------------
(before-tax)               1998      1997      1998       1997
-----------------------------------------------------------------
Net investment income   $    41   $    40    $    80   $    76
Yield on average
  invested assets, [1]      6.8%      7.0%       6.6%      6.6%
Net realized capital
  gains (losses)        $     1   $    (3)   $     2   $    --
-----------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the second quarter ended June 30, 1998, before-tax net investment income totaled $41 compared to $40 in 1997, an increase of 3%. For the six months ended June 30, 1998, before-tax net investment income increased 5% to $80 and before-tax yields remained at 6.6% .

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

PROPERTY AND CASUALTY OPERATIONS

As of June 30, 1998, over 95% of the fixed maturity portfolio was invested in investment-grade securities.



              FIXED MATURITIES BY CREDIT QUALITY
----------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
 CREDIT QUALITY           FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies$  1,047     6.4%  $  1,083     6.1%
 AAA                         5,843    35.5%     6,337    35.4%
 AA                          3,038    18.4%     3,426    19.1%
 A                           3,138    19.1%     3,096    17.3%
 BBB                         1,549     9.4%     1,352     7.6%
 BB & below                    782     4.7%       767     4.3%
 Short-term                  1,072     6.5%     1,832    10.2%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 16,469   100.0%  $ 17,893   100.0%
----------------------------------------------------------------

LIFE OPERATIONS

As of June 30, 1998, 99% of the fixed maturity portfolio was invested in investment-grade securities.

              FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------------
                            JUNE 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------
 CREDIT QUALITY          FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------
 U.S.Gov't/Gov't agencies $  2,758     9.3%  $  2,907    10.6%
 AAA                         4,777    16.0%     4,252    15.4%
 AA                          3,005    10.1%     2,990    10.9%
 A                           9,061    30.4%     9,351    33.9%
 BBB                         6,982    23.4%     5,966    21.7%
 BB & below                    307     1.0%       205     0.7%
 Short-term                  2,907     9.8%     1,880     6.8%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES $ 29,797   100.0%  $ 27,551   100.0%
----------------------------------------------------------------

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities. There have been no material changes in market risk exposures since December 31, 1997.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.6 billion and $11.1 billion at June 30, 1998 and December 31, 1997, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                             JUNE 30, 1998        DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            231       $            291
Long-term debt                                                                                      1,482                  1,482
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,250                  1,000
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          2,963       $          2,773
       -----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $            379       $            351
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                               $          5,523       $          5,232
Unrealized gain on securities, net of tax                                                             914                    853
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          6,437       $          6,085
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $          8,865       $          8,356
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               54%                    53%
Debt to capitalization  [2] [3]                                                                       33%                    33%
------------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $61 and $46 as of June 30, 1998 and December 31, 1997, respectively.
[2]  Excludes unrealized gain on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 31% and 34% as of June 30, 1998 and December 31, 1997, respectively, and the debt to capital ratios were 19% and 21% as of June 30, 1998 and December 31, 1997, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $509 as of June 30, 1998 compared to December 31, 1997. This change primarily was the result of earnings and additional net borrowings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired net of reissuances under incentive and stock purchase plans.

DEBT

For a discussion of Debt, see Note 2 of Notes to Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUPS)

For  a  discussion  of  Company  Obligated   Mandatorily   Redeemable  Preferred
Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures, see Note 3 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Stock Split in the Form of a Stock Dividend - For a discussion of stock split in the form of a stock dividend, see Note 4 of Notes to Consolidated Financial Statements.

Dividends - On February 19, 1998, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.21 per share (post-split basis). The dividend was paid on April 1, 1998 to shareholders of record as of March 2, 1998. On May 21, 1998, The Hartford declared a dividend on its common stock of $0.21 per share payable on July 1, 1998 to shareholders of record as of June 1, 1998. On July 16, 1998, The Hartford declared a dividend on its common stock of $0.21 per share payable October 21, 1998 to shareholders of record as of September 1, 1998. The Hartford expects to continue to pay quarterly dividends on its common stock of $0.21 per share throughout the remainder of 1998.

Treasury Stock - During the six months of 1998, The Hartford repurchased 3,261,600 shares of its common stock in the open market at a total cost of $172 under the Company's $1.0 billion repurchase program announced in December 1997. Certain of these repurchased shares were reissued pursuant to certain stock-based benefit plans.

RATINGS

As of July 1998, the financial ratings for Hartford Life Capital I's trust preferred securities from the major independent rating organizations were A from Duff & Phelps, a2 from Moody's and A- from Standard & Poor's.

CASH FLOWS
                                            SIX MONTHS ENDED
                                                JUNE 30,
                                        --------------------------
                                            1998         1997
------------------------------------------------------------------
Cash provided by operating activities   $       303  $       842
Cash used for investing activities      $      (493) $    (1,402)
Cash provided by financing activities   $       192  $       587
Cash - end of period                    $       143  $       135
------------------------------------------------------------------

The change in cash provided by operating activities was primarily the result of timing in settlement of receivables and payables and an increase in income taxes paid. The decrease in cash provided by financing activities was primarily the result of proceeds from the HLI offering in May of 1997 partially offset by increases in investment type contracts written in the Life segment. The change in cash used for investing activities primarily reflects the investment of cash from operating and financing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

SUBSEQUENT EVENT

On July 30, 1998, HLI announced that it will acquire PLANCO Financial Services Inc. ("PLANCO") and its affiliate, PLANCO Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Management anticipates that the closing of the transaction, which is subject to regulatory approval, will take place during the third quarter of 1998.

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

Beginning in 1990, The Hartford began working on making its computer systems Year 2000 ready, either through installing new programs or replacing systems. In January 1998, The Hartford commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in The Hartford's business segments. The Hartford currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by The Hartford through the year ended December 31, 1997 have not been material to The Hartford's financial condition or results of operations. Management estimates that after-tax costs related to these Year 2000 efforts in 1998 and 1999 will be from $40 to $50 in total. These costs are being expensed as incurred and are not expected to have a material impact to the Company's financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of directors to serve for a one year term; (2) the amendment of the Company's certificate of incorporation to increase the number of the Company's authorized shares of common stock from 200,000,000 to 400,000,000; and (3) the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

Each of the nominees for election as directors was elected to the Board of Directors, and each of the other items set forth above was approved. Set forth below is the vote tabulation relating to the election of directors and each of the other items voted upon: (All shares are on a pre-split basis)

(1)  Election of Directors

      NAME OF DIRECTOR
      NOMINEES                 SHARES FOR       SHARES WITHHELD*
      ---------------------- ---------------- ---------------------
      Bette B. Anderson        105,222,651          545,791
      Rand V. Araskog          104,647,679        1,120,763
      Ramani Ayer              105,313,794          454,648
      Robert A. Burnett        105,208,021          560,421
      Donald R. Frahm          105,272,769          495,673
      Paul G. Kirk, Jr.        105,264,113          504,329
      Robert W. Selander       105,303,703          464,739
      Lowndes A. Smith         105,295,154          473,288
      H. Patrick Swygert       105,288,124          480,318
      DeRoy C. Thomas          104,996,542          771,900
      Gordon I. Ulmer          105,258,238          510,204
      David K. Zwiener         105,323,043          443,399
      ---------------------- ---------------- ---------------------
      * Shares withheld include broker non-votes and abstentions.

(2) Amendment of the Company's Certificate of Incorporation to increase the Company's Authorized Shares of Common Stock

         Shares For                    84,624,809
         Shares Against                20,697,778
         Shares Abstained                 445,855

(3) Ratification of the appointment of Arthur Andersen LLP

         Shares For                   105,107,701
         Shares Against                   422,599
         Shares Abstained                 238,142

Shareholders of record on March 24, 1998 were entitled to vote at the annual meeting. As of that date, there were 117,748,146 shares of the Company's common stock outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - During the second quarter of 1998, The Hartford filed two Reports on Form 8-K under Item 5, Other Events. In the Form 8-K dated May 21, 1998, The Hartford reported that its Board of Directors declared a two-for-one stock split on the Company's shares of common stock in the form of a 100% stock dividend. In the Form 8-K dated June 18, 1998, The Hartford reported that it issued a press release regarding anticipated catastrophe losses for the quarter ending June 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ James J. Westervelt
                                     -------------------------------------------
                                     James J. Westervelt
                                     Senior Vice President and Group Controller
                                     (Chief Accounting Officer)





AUGUST 13, 1998

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





EXHIBIT #
---------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. ("The Hartford"), amended effective May 21,1998, is filed herewith.

27        Financial Data Schedule is filed herewith.