Form 10-Q
period 1998-09-30
ITT HARTFORD GROUP INC /DE
filed 1998-11-16
CIK 874766

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

For The Quarterly Period Ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of October 31, 1998, there were outstanding 227,968,443 shares of Common Stock, $0.01 par value per share, of the registrant.

                                                 INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 1998 and 1997                                              3

Consolidated Balance Sheets - September 30, 1998 and December 31, 1997         4

Consolidated Statements of Changes in Stockholders' Equity - Nine Months
Ended September 30, 1998 and 1997                                              5

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1998 and 1997                                                                  6

Notes to Consolidated Financial Statements                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signature                                                                     23

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income



                                                                          Third Quarter Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                       --------------------------- --------------------------
   (In millions, except for per share data)                                1998          1997         1998          1997
   --------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                 (Unaudited)
   Revenues
     Earned premiums and other considerations                          $   2,934     $    2,533    $   8,612    $   7,498
     Net investment income                                                   691            642        2,060        1,909
     Net realized capital gains                                               15            179          189          252
   --------------------------------------------------------------------------------------------------------------------------
          Total revenues                                                   3,640          3,354       10,861        9,659
          -------------------------------------------------------------------------------------------------------------------

   Benefits, claims and expenses
     Benefits, claims and claim adjustment expenses                        2,125          1,929        6,271        5,815
     Amortization of deferred policy acquisition costs                       537            463        1,591        1,394
     Other expenses                                                          665            517        1,960        1,456
   --------------------------------------------------------------------------------------------------------------------------
          Total benefits, claims and expenses                              3,327          2,909        9,822        8,665
          -------------------------------------------------------------------------------------------------------------------

          Operating income                                                   313            445        1,039          994
     Equity gain on HLI initial public offering                               --             --           --          368
   --------------------------------------------------------------------------------------------------------------------------

          Income before income taxes and minority interest                   313            445        1,039        1,362
     Income tax expense                                                       80            130          273          264
   --------------------------------------------------------------------------------------------------------------------------

          Income before minority interest                                    233            315          766        1,098
   Minority interest in consolidated subsidiary                              (19)           (16)         (52)         (21)
   --------------------------------------------------------------------------------------------------------------------------

          Net income                                                   $     214     $      299    $     714    $   1,077
          ===================================================================================================================

   Basic earnings per share                                            $    0.92     $    1.26     $    3.04    $    4.56
   Diluted earnings per share                                          $    0.91     $    1.25     $    3.00    $    4.51
   --------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                              232.2          236.5        234.5         236.0
   Weighted average common shares outstanding and dilutive potential
     common shares                                                         235.6          239.5        238.0         238.8
   --------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                   $    0.21     $    0.20     $    0.63    $    0.60
   --------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   Consolidated Balance Sheets


                                                                                              September 30,      December 31,
(In millions, except for share data)                                                              1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                       (Unaudited)
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of $34,295 and
     $34,061)                                                                               $      35,734      $      35,053
   Equity securities, available for sale, at fair value (cost of $1,376 and $1,509)                 1,522              1,922
   Policy loans, at outstanding balance                                                             3,745              3,759
   Other investments, at cost                                                                         689                388
---------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            41,690             41,122
   Cash                                                                                               135                140
   Premiums receivable and agents' balances                                                         2,222              1,873
   Reinsurance recoverables                                                                        10,266             10,839
   Deferred policy acquisition costs                                                                4,658              4,181
   Deferred income tax                                                                                974                955
   Other assets                                                                                     3,134              2,502
   Separate account assets                                                                         77,985             70,131
---------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                        $     141,064      $     131,743
        =========================================================================================================================

Liabilities
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      18,216      $      18,376
      Life                                                                                          5,825              5,271
   Other policy claims and benefits payable                                                        20,819             21,143
   Unearned premiums                                                                                3,243              2,895
   Short-term debt                                                                                    231                291
   Long-term debt                                                                                   1,482              1,482
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250              1,000
   Other liabilities                                                                                5,158              4,672
   Separate account liabilities                                                                    77,985             70,131
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  134,209            125,261

Commitments and Contingencies, Note 6

Minority Interest in Consolidated Subsidiary                                                          468                397

Stockholders' Equity
   Common stock - authorized 400,000,000, issued 238,258,675 and 239,374,389
    shares, par value $0.01                                                                             2                  2
   Additional paid-in capital                                                                       1,573              1,641
   Retained earnings                                                                                4,224              3,658
   Treasury stock, at cost - 8,936,418 and 3,421,949 shares                                          (338)               (48)
   Accumulated other comprehensive income                                                             926                832
---------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                  6,387              6,085
        =========================================================================================================================
        Total liabilities and stockholders' equity                                          $     141,064      $      131,743
        =========================================================================================================================

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                    Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 1998
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative               Outstanding
                                         Additional     Retained   Stock,    on Securities,   Translation                Shares
(Dollars in millions) (Unaudited)     Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total   (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period
   as previously reported                   $1,660        $3,658     $(65)         $853           $(21)      $6,085        117,976
Two-for-one stock split (1)                    (17)                    17                                                  117,976
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period
   as adjusted                              $1,643        $3,658     $(48)         $853           $(21)      $6,085        235,952
Comprehensive income
   Net income                                                714                                                714
   Other comprehensive income, net
    of tax (2)
      Unrealized gain on securities                                                  69                          69
       (3)
      Cumulative translation adjustments                                                            25           25
                                                                                                           -----------
   Total other comprehensive income                                                                              94
                                                                                                           -----------
     Total comprehensive income                                                                                 808
                                                                                                           -----------
Issuance of shares under incentive
   and stock purchase plans                     12                     40                                        52          1,606
Tax benefit on employee stock
   options and awards                           15                                                               15
Treasury stock acquired                        (95)                  (330)                                     (425)        (8,236)
Dividends declared on common stock                          (148)                                              (148)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                      $1,575        $4,224    $(338)         $922             $4       $6,387        229,322
===================================================================================================================================

Nine Months Ended September 30, 1997
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative               Outstanding
                                         Additional     Retained   Stock,    on Securities,   Translation                Shares
(Dollars in millions) (Unaudited)     Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total   (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period
   as previously reported                   $1,643        $2,515     $(30)         $352            $40       $4,520        117,556
Two-for-one stock split (1)                                                                                                117,557
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period
   as adjusted                              $1,643        $2,515     $(30)         $352            $40       $4,520        235,113
Comprehensive income
   Net income                                              1,077                                              1,077
   Other comprehensive income, net
    of tax (2)
      Unrealized gain on securities                                                 415                         415
       (3)
      Cumulative translation adjustments                                                           (72)         (72)
                                                                                                           -----------
   Total other comprehensive income                                                                             343
                                                                                                           -----------
     Total comprehensive income                                                                               1,420
                                                                                                           -----------
Issuance of shares under incentive
   and stock purchase plans                     26                                                               26          1,503
Treasury stock acquired                         (8)                    (8)                                      (16)          (200)
Dividends declared on common stock                          (142)                                              (142)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                      $1,661        $3,450     $(38)         $767           $(32)      $5,808        236,416
===================================================================================================================================

(1) On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Information has been restated on a retroactive basis to reflect the effect of the stock split. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
(2) Unrealized gain on securities is net of tax of $38 and $228 as of September 30, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.
(3) Net of reclassification adjustment for gains realized in net income of $123 and $165 for the nine months ended September 30, 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

                                                THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                   Consolidated Statements of Cash Flows

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                            ----------------------------------
(In millions)                                                                                       1998             1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
Operating Activities
   Net income                                                                               $         714     $      1,077
Adjustments to reconcile net income to net cash provided by operating activities
   Increase in receivables, payables and accruals                                                    (242)            (201)
   (Increase) decrease in reinsurance recoverables and other related assets                           289              (37)
   Increase in deferred policy acquisition costs                                                     (460)            (487)
   Accrued and deferred income taxes                                                                  (98)             282
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                   588              899
   Minority interest in consolidated subsidiary                                                        52               21
   Equity gain on HLI initial public offering                                                          --             (368)
   Net realized capital gains                                                                        (189)            (252)
   Depreciation and amortization                                                                       78               59
   Other, net                                                                                          51              296
------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                       783            1,289
==============================================================================================================================
Investing Activities
   Purchase of investments                                                                        (27,143)         (33,619)
   Sale of investments                                                                              9,769           20,923
   Maturity of investments                                                                         17,427           11,060
   Purchase of affiliates                                                                            (359)              --
   Additions to plant, property and equipment                                                         (88)             (62)
------------------------------------------------------------------------------------------------------------------------------
      Net cash used for investing activities                                                         (394)          (1,698)
==============================================================================================================================
Financing Activities
   Short-term debt, net                                                                               (60)            (418)
   Issuance of long-term debt                                                                          --              650
   Proceeds from issuance of company obligated mandatorily  redeemable preferred
     securities  of  subsidiary   trusts  holding  solely  junior   subordinated
     debentures                                                                                       250              --
   Net disbursements for investment and universal life-type contracts charged from
     policyholder accounts                                                                            (52)            (308)
   Net proceeds from sale of minority interest in subsidiary                                           --              687
   Dividends paid                                                                                    (146)            (142)
   Acquisition of treasury stock                                                                     (425)             (16)
   Proceeds from issuances under incentive and stock purchase plans                                    37               26
------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) financing activities                                           (396)             479
------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                 2               (4)
------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                                     (5)              66
   Cash - beginning of period                                                                         140              112
------------------------------------------------------------------------------------------------------------------------------
      Cash - end of period                                                                  $         135     $        178
==============================================================================================================================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Net Cash Paid (Refunds Received) During the Period For:
Income taxes                                                                                $         308     $        (45)
Interest                                                                                    $         147     $        141

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

(b)      Changes in Accounting Principles

In October 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. The SOP classifies insurance and reinsurance contracts for which the deposit method is appropriate into those that 1) transfer only significant timing risk, 2) transfer only significant underwriting risk, 3) transfer neither significant timing nor underwriting risk and 4) have an indeterminate risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial condition or results of operations.

In September 1998, the Securities and Exchange Commission stated that until the Emerging Issues Task Force concludes its discussion regarding the accounting for combined structured notes, affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the recently prescribed unit accounting model or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Included in net income for the third quarter and nine months ended September 30, 1998, were $26 and $58, respectively, of after-tax net realized capital losses and approximately $2 of after-tax net investment income related to combined structured note transactions, which were accounted for in accordance with then current generally accepted accounting principles ("GAAP"). Had the transactions been accounted for as units, based upon recently prescribed GAAP for such types of transactions entered into after September 24, 1998, net income would have been approximately $24 and $56 higher for the third quarter and nine months ended September 30, 1998, respectively.

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

In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

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

NOTE 2.  DEBT

On November 2, 1998, The Hartford issued and sold $200 of unsecured redeemable long-term debt in the form of 6.375% notes due November 1, 2008. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1999. The Hartford used the net proceeds from the sale of the notes for the repayment of $200 of outstanding commercial paper which was incurred to fund the repayment of the Company's $200 8.20% Senior Notes due at their maturity on October 15, 1998.

On June 8, 1998, Hartford Life, Inc. ("HLI"), a public company in which The Hartford has an approximately 81% equity interest, filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures on June 29, 1998 discussed below, HLI had $750 remaining on this shelf registration on September 30, 1998.

NOTE 3.  COMPANY  OBLIGATED  MANDATORILY   REDEEMABLE  PREFERRED  SECURITIES  OF
         SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by HLI, issued 10,000,000, 7.2% Trust Preferred Securities, Series A ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by HLI. HLI used the proceeds from the offering for the retirement of its outstanding commercial paper, for strategic acquisitions and for other general corporate purposes.

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

HLI has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on, or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Series A Junior Subordinated Debt Securities to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.

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

NOTE 5.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997, and as a result, the Company's reported earnings per share for September 30, 1997 were restated to reflect the effect of reporting diluted earnings per share. The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                Third Quarter Ended                      Nine Months Ended
                                                       -------------------------------------   -----------------------------------
                                                                                 Per Share                               Per Share
 September 30, 1998                                       Income      Shares      Amount          Income      Shares       Amount
 ---------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    214        232.2   $   0.92        $    714         234.5   $   3.04
                                                                               -------------                            ----------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          3.4                         --           3.5
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    214        235.6   $   0.91        $    714         238.0   $   3.00
 ---------------------------------------------------------------------------------------------------------------------------------
 September 30, 1997
 ---------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    299        236.5   $   1.26        $  1,077         236.0   $   4.56
                                                                               -------------                            ----------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          3.0                         --           2.8
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    299        239.5   $   1.25        $  1,077         238.8   $   4.51
 ---------------------------------------------------------------------------------------------------------------------------------

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

(c)      Investments
As of September 30, 1998, The Hartford held $162 million of asset-backed securities securitized and serviced by Commercial Financial Services Inc. ("CFS"). In October 1998, the Company became aware of allegations of improper activities at CFS. CFS has engaged an independent accounting firm and outside legal counsel to investigate these allegations. Currently, these securities are performing in line with expectations. Based upon information available at this time, the Company is presently unable to determine the amount of potential loss, if any, related to the securities.

NOTE 7.  SUBSEQUENT EVENT

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary to Norwich Union, a leading provider of general and life insurance sold through intermediaries in the United Kingdom. The Hartford received approximately $525, before costs of sale, for the ongoing operations of London & Edinburgh. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which has discontinued writing new business.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of September 30, 1998, compared with December 31, 1997, and its results of operations for the third quarter and nine months ended September 30, 1998 compared with the equivalent 1997 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1997 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations:  Operating Summary         10
North American Property & Casualty                             11
Life                                                           12
International                                                  13
Other Operations                                               14
Environmental and Asbestos Claims                              14
Investments                                                    16
Capital Markets Risk Management                                18
Capital Resources and Liquidity                                19
Regulatory Initiatives and Contingencies                       20
Accounting Standards                                           22


CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1998           1997           1998           1997
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    3,640     $    3,354     $   10,861     $    9,659
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      214     $      299     $      714     $    1,077
Less:  Net realized capital gains, after-tax                                        10            116            123            165
       Equity gain on HLI initial public offering                                   --             --             --            368
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      204     $      183     $      591     $      544
====================================================================================================================================

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

Revenues for the third quarter and nine months ended September 30, 1998 increased $286, or 9%, and $1,202, or 12%, respectively, over the comparable prior year periods. Contributing to the improvement in both periods were increases in the aggregate fees earned on separate account assets and fees associated with new variable corporate owned life insurance ("COLI") sales, an increase in earned premiums and service fee revenue and higher net investment income, partially offset by lower net realized capital gains. In addition, revenues for the nine month period also increased as the result of proceeds from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"). (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings increased $21, or 11%, and $47, or 9%, for the third quarter and nine months ended September 30, 1998, respectively, from the comparable prior year periods. Contributing to the increase in both periods were higher fee income earned on increasing account values in the Annuity division of the Life segment and an increase in net investment income, partially offset by increased underwriting losses, primarily the result of higher catastrophe losses in the North American Property & Casualty segment totaling $40 and $125, after-tax, for the third quarter and nine months ended September 30, 1998, respectively, compared to $16 and $35, after-tax, for the same periods in 1997. In addition, core earnings for the nine month period also were higher as a result of proceeds from the IRI transaction, partially offset by additional reserves associated with the IRI transaction.

The effective tax rates for the third quarter and nine months ended September 30, 1998, excluding the equity gain on Hartford Life, Inc. ("HLI"), were 26% and 26%, respectively, compared to 29% and 27% for the comparable periods in 1997. Tax-exempt interest earned on invested assets was a principal cause of effective tax rates lower than the 35% U.S. statutory rate.

Net income for the nine months ended September 30, 1997 includes a $368 equity gain resulting from the initial public offering of HLI's Class A common stock ("The Offering") on May 22, 1997 as discussed in The Hartford's 1997 Form 10-K Annual Report in Note 3 of Notes to Consolidated Financial Statements and in the Capital Resources and Liquidity section under "The Offering". HLI is the holding company parent of The Hartford's significant life insurance subsidiaries.

For a discussion of the impact to net income of combined structured note transactions, see Note 1(b) of Notes to the Consolidated Financial Statements.

SEGMENT RESULTS

The Hartford's reporting segments consist of North American Property & Casualty, Life, International and Other Operations. Included in Other Operations is the effect of an approximately 19% minority interest in HLI's operating results.

The following is a summary of core earnings and net income by segment.


                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
Core earnings                                                                   1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                          $      112     $      109     $      327     $      313
Life                                                                               100             83            278            219
International                                                                        9              8             35             35
Other Operations                                                                   (17)           (17)           (49)           (23)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                    $      204     $      183     $      591     $      544
-----------------------------------------------------------------------------------------------------------------------------------

Net income
-----------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                          $      112     $      214     $      405     $      429
Life                                                                               100             83            278            219
International                                                                       18             19             78             84
Other Operations                                                                   (16)           (17)           (47)           345
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                    $      214     $      299     $      714     $    1,077
===================================================================================================================================

The sections that follow analyze each segment's results. Specific topics such as environmental and asbestos reserves and investment results are discussed separately following the segment overviews.

NORTH AMERICAN PROPERTY & CASUALTY

Operating Summary

                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
                                                                                1998           1997           1998           1997
                                                                            -------------- -------------- -------------- ----------
Total revenues                                                              $    1,848     $    1,836     $    5,502     $    5,142
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      112     $      214     $      405     $      429
Less:  Net realized capital gains, after-tax                                        --            105             78            116
-----------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      112     $      109     $      327     $      313
-----------------------------------------------------------------------------------------------------------------------------------

Revenues for the North American Property & Casualty segment increased $12, or 1%, for the third quarter and $360, or 7%, for the nine months ended September 30, 1998, compared with the same periods in 1997. The increase for the quarter resulted from a $140 increase in earned premiums, a $22 increase in servicing revenues and a $12 increase in net investment income before-tax, offset by a decrease in before-tax net realized capital gains of $162. The increase for the nine months resulted from a $183 increase in earned premiums, a $130 increase in servicing revenues, proceeds of $55 from the IRI transaction and an increase of $50 in net investment income, partially offset by a $58 decrease in before-tax net realized capital gains. The primary contributor to the increase in servicing revenues was the Hartford Customer Services Group, which provides customer and telemarketing services for The American Association of Retired Persons ("AARP") Health Care Options program as of January 1, 1998, generating $20 of the revenue increase for the quarter and $120 of the increase for the nine month period.

Core earnings were up $3, or 3%, for the quarter and increased $14, or 4%, for the first nine months of 1998, compared to the same periods in 1997. The increase for the quarter was primarily due to an increase in after-tax net investment income, partially offset by increases in adjusted underwriting losses and other expenses. The increase for the nine month period was primarily due to increased after-tax net investment income and after-tax proceeds from the IRI transaction, partially offset by increased underwriting losses due to property catastrophe losses and additional reserves associated with the IRI transaction.

UNDERWRITING RESULTS

Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The following table displays written premiums, underwriting results and combined ratios for The Hartford's North American Property & Casualty segment:


                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
                                                                                1998           1997           1998           1997
                                                                           --------------------------------------------------------
Written premiums                                                            $    1,585     $    1,449     $    4,616     $    4,376
Underwriting results, before-tax                                            $      (37)    $      (32)    $     (159)    $      (92)
Combined ratio [1]                                                               102.5          102.4          103.4          101.9
-----------------------------------------------------------------------------------------------------------------------------------

[1] "Combined ratio" is a common industry measurement of property and casualty underwriting profitability. This ratio is the sum of the ratio of incurred claims and claim adjustment expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written.

The North American Property & Casualty segment's written premiums increased $136, or 9%, for the third quarter and $240, or 5%, for the nine months ended September 30, 1998, compared to the same prior year periods. The improvement for both periods resulted from increases in Personal and Reinsurance operations, partially offset by a slight decrease in Commercial operations.

Personal written premiums increased $97, or 20%, for the quarter and $234, or 16%, for the nine months ended September 30, 1998. This contributed 7% and 5% of growth to the North American Property & Casualty segment for the third quarter and nine months ended September 30, 1998, respectively. All three customer divisions within Personal (AARP, Agency and Affinity) produced premium growth for both 1998 periods over 1997. In addition, the acquisition of Omni Insurance Group, Inc., completed on February 12, 1998, contributed $46 and $106, respectively, to the written premium increase for the quarter and nine months ended September 30, 1998.

Reinsurance written premiums increased $47, or 28%, for the third quarter and $23, or 4%, for the nine months ended September 30, 1998. This contributed 3% and 1% of growth to the North American Property & Casualty segment for the third quarter and nine months ended September 30, 1998, respectively. A single finite-risk account written in the third quarter in excess of $70 generated the premium increases for both 1998 periods over 1997. Absent this transaction, Reinsurance premiums decreased primarily due to continued softening in reinsurance pricing and increased customer risk retentions.

Commercial written premiums decreased $8, or 1%, for the third quarter and $17, or 1%, for the nine months ended September 30, 1998, resulting in a 1% decrease to the North American Property & Casualty segment for both periods. For the quarter, 8% growth in Select Customers and 21% growth in Affinity were offset by declines in Key Accounts of 6%, Major/National of 7% and Other Specialty of 18%. For the nine months, growth in Select Customers of 8%, Affinity of 16% and Marine/Agriculture of 9% were offset by decreases in Major/National Accounts of 12% and Other Specialty of 31%. These decreases were primarily due to increased conversion of workers' compensation to high deductible policies and the elimination of Industrial Risk Insurance premiums in 1998 as a result of the IRI transaction.

For the third quarter and nine months ended September 30, 1998, underwriting results, before-tax, deteriorated over the comparable prior year periods by $5, or 0.1 combined ratio points and $67, or 1.5 combined ratio points, respectively. The deterioration in both 1998 periods was due to significantly increased property catastrophe losses, partially offset by increased earned premiums. Also contributing to the nine month deterioration was the establishment of additional reserves in connection with the IRI transaction in the first quarter of 1998 upon review of existing claims and outstanding reinsurance assets of the Industrial Risk Insurers pool.

LIFE

Operating Summary [1]

                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
                                                                                1998           1997           1998           1997
                                                                            -------------- -------------- -------------- ----------
Total revenues                                                              $    1,287     $    1,058     $    3,846     $    3,155
-----------------------------------------------------------------------------------------------------------------------------------
Net income/Core earnings                                                    $      100     $       83     $      278     $      219
===================================================================================================================================

[1] Life results are presented before the effect of the approximately 19% minority interest in HLI, which is reflected in Other Operations.

Revenues increased $229, or 22%, and $691, or 22%, for the third quarter and nine months ended September 30, 1998, compared to the third quarter and nine months ended September 30, 1997, respectively. This increase was primarily attributable to the Annuity division which experienced a substantial increase in the aggregate fees earned which was driven by the division's increased level of assets under management. Despite the fact that the equity market did not experience significant appreciation during the third quarter of 1998, the division's assets under management have increased from prior year levels. Average total annuity account values increased $12.5 billion, or 20%, compared to the third quarter of 1997 and $12.0 billion, or 21%, compared to the nine months ended September 30, 1997. The increase in average annuity account values resulted in an increase in fee revenue of $66, or 36%, and $225, or 46%, compared to the third quarter and nine months ended September 30, 1997, respectively. The increase in account values was driven primarily by sales of individual variable annuities which remained strong at $2.4 billion and $7.6 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to sales of $2.5 billion and $7.2 billion for the third quarter and nine months ended September 30, 1997, respectively. In addition, revenues in the Employee Benefits division increased $142, or 27%, and $404, or 25%, respectively, for the third quarter and nine months ended September 30, 1998 compared to the equivalent 1997 periods. This improvement was partially due to revenues related to the Group Insurance Operation which increased $47, or 12%, and $158, or 13%, respectively, for the third quarter and nine months ended September 30, 1998 compared to the equivalent 1997 periods, as a result of strong sales. Additionally, COLI revenues increased $55, or 34%, and $209, or 43%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, due to renewal premiums on leveraged COLI and increased fee income related to new sales of variable COLI.

Core earnings increased $17, or 20%, and $59, or 27%, for the third quarter and nine months ended September 30, 1998, respectively, compared to the equivalent prior year periods, primarily due to growth in the Annuity, Individual Life and Employee Benefits divisions. Annuity earnings increased $14, or 26%, and $49, or 34%, respectively, compared to the prior year periods, as a result of higher fee income earned on increasing account values and continued operating efficiencies. Individual Life earnings increased $2, or 13%, and $7, or 18%, respectively, compared to the prior year periods, primarily as a result of continued growth in variable life account values. Employee Benefits' earnings increased $1, or 4%, for the third quarter of 1998 and decreased $1, or 2%, for the nine months ended 1998, compared to the respective prior year periods. Earnings in the Group Insurance operation increased $3, or 19%, and $9, or 21%, respectively, compared to the prior year periods, as a result of increased premium revenues and the benefit of favorable mortality and morbidity experience. Partially offsetting these increases was an operating loss from the Life segment's international operation of ($1) and ($5) for the third quarter and nine months ended September 30, 1998, respectively, compared to no earnings for the third quarter of 1997 and $3 for the nine months ended September 30, 1997. In addition, Employee Benefits' earnings related to COLI decreased $1 and $2, for the third quarter and nine months ended September 30, 1998, respectively, compared to the prior year periods.

INTERNATIONAL

Operating Summary

                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
                                                                                1998           1997           1998           1997
                                                                            -------------- -------------- -------------- ----------
Total revenues                                                              $      465     $      419     $    1,389     $    1,243
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $       18     $       19     $       78     $       84
Less:  Net realized capital gains, after-tax                                         9             11             43             49
-----------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $        9     $        8     $       35     $       35
===================================================================================================================================

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary to Norwich Union, a leading provider of general and life insurance sold through intermediaries in the United Kingdom. The Hartford received approximately $525, before costs of sale, for the ongoing operations of London & Edinburgh. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which has discontinued writing new business.

Revenues for the third quarter and nine months ended September 30, 1998 increased $46, or 11%, and $146, or 12%, over the comparable periods in 1997. This increase was primarily due to earned premium growth of $44, or 12%, and $145, or 14%, respectively, for the third quarter and nine month periods, principally at London & Edinburgh, as a result of growth in creditor and property lines, partially offset by reductions in the motor business. In addition, for the nine month period, earned premiums increased $12, or 26%, at ITT Ercos primarily due to growth in the motor business. Net investment income increased $4, or 9%, and $9, or 7%, for the third quarter and nine month periods, respectively, as compared to the equivalent 1997 periods. Net realized capital gains decreased $2, or 13%, and $8, or 11% for the third quarter and nine month periods, respectively, as compared to the equivalent 1997 periods. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings for the third quarter increased by $1, or 13%, and were flat for the nine months ended September 30, 1998, compared to the equivalent 1997 periods. For both the quarter and nine month periods, core earnings increases of $1 at London & Edinburgh were offset by decreases at Zwolsche Algemeene and ITT Ercos of $2 and $1, respectively. The decreases were primarily due to deterioration in property and casualty underwriting results, slightly offset by improved life results at Zwolsche Algemeene. Underwriting results for London & Edinburgh, for the nine month period ended September 30, 1998, remained flat over prior year results due to January storms, the effect of April floods and reserve deterioration in motor and professional indemnity, offset in part by improved underwriting results in other lines including creditor and property lines.

There was a negligible foreign exchange impact on total revenues and core earnings for the third quarter. For the nine months ended September 30, 1998, there was an overall negative foreign exchange impact on total revenues and core earnings of $7 and $1, respectively. The negative core earnings impact was due primarily to weakness in the Dutch guilder and Spanish peseta.


OTHER OPERATIONS

Operating Summary

                                                                                Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ----------------------------- -------------------------
                                                                                1998           1997           1998           1997
                                                                            -------------- -------------- -------------- ----------
Total revenues                                                              $       40     $       41     $      124     $      119
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $      (16)    $      (17)    $      (47)    $      345
Less:  Net realized capital gains (losses), after-tax                                1             --              2             --
       Equity gain on HLI initial public offering                                   --             --             --            368
-----------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      (17)    $      (17)    $      (49)    $      (23)
-----------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business, as well as the effect of an approximately 19% minority interest in HLI's operating results.

For the third quarter and nine months ended September 30, 1998, core earnings included $(19) and $(52) minority interest in HLI's operating results, respectively, while 1997 included $(16) and $(21), respectively, for the comparable prior year periods. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $3 and $5 over the third quarter and nine months ended September 30, 1997, respectively.

The equity gain consisted of a $368 non-taxable gain related to the increased value of The Hartford's equity ownership in HLI, as discussed in The Hartford's 1997 Form 10-K Annual Report in the Life section of the MD&A.


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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the nine months ended September 30, 1998 and the year ended December 31, 1997, was as follows (net of reinsurance):

                        Environmental and Asbestos Claims
                      Claims and Claim Adjustment Expenses

                                                               Nine Months Ended                           Year Ended
                                                              September 30, 1998                        December 31, 1997
                                                    -------------------------------------------------------------------------------
                                                     Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                    -------------------------------------------------------------------------------

 Beginning liability                                $      1,312       $  688    $    2,000  $      1,439      $     717  $   2,156
 Claims and claim adjustment expenses incurred                 4            4             8            --             2           2
 Claims and claim adjustment expenses paid                  (117)         (33)         (150)         (113)           (45)      (158)
 Other [1]                                                    --           --            --           (14)            14         --
 ----------------------------------------------------------------------------------------------------------------------------------
 Ending liability [2]                               $      1,199       $  659    $    1,858  $      1,312      $     688  $   2,000
 ----------------------------------------------------------------------------------------------------------------------------------

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for December 31, 1997.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,678 and $1,853 for September 30, 1998 and December 31, 1997, respectively. Gross of reinsurance, as of September 30, 1998 and December 31, 1997 reserves for environmental and asbestos were $1,919 and $1,617 and $2,165 and $1,688, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at September 30, 1998 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $ 14.9 billion at September 30, 1998 and were comprised of fixed maturities of $13.6 billion and other investments of $1.3 billion, primarily equity securities.

                    Fixed Maturities by Type
-----------------------------------------------------------------
                           September 30, 1998 December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Type                         Value    Percent   Value    Percent
-----------------------------------------------------------------

Municipal - tax-exempt      $  8,030   58.9%  $  7,873    58.5%
Corporate                      2,104   15.4%     2,257    16.8%
Commercial MBS                   668    4.9%       687     5.1%
Gov't/Gov't agencies - For.      492    3.6%       459     3.4%
ABS                              477    3.5%       559     4.2%
CMO                              457    3.4%       483     3.6%
MBS - agency                     361    2.6%       540     4.0%
Gov't/Gov't agencies - U.S.       54    0.4%        32     0.2%
Municipal - taxable               25    0.2%        31     0.2%
Short-term                       895    6.6%       479     3.6%
Redeemable pref'd stock           66    0.5%        56     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $ 13,629  100.0%  $ 13,456   100.0%
-----------------------------------------------------------------

The taxable equivalent duration of the September 30, 1998 fixed maturity portfolio was 4.5 years compared to 4.7 years at December 31, 1997. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes the North American Property & Casualty segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          ----------------------------------------
                            1998      1997       1998      1997
------------------------------------------------------------------
Net investment income,
  before-tax             $   210   $   198    $  618    $   568
Net investment income,
  after-tax [1]          $   166   $   157    $  492    $   454
Yield on average
  invested assets,
  before-tax [2]             5.9%      5.6%      5.8%       5.7%
Yield on average
  invested assets,
  after-tax [1] [2]          4.7%      4.5%      4.6%       4.5%
Net realized capital
  gains, before-tax      $    --   $   162    $  121    $   179
------------------------------------------------------------------
[1] Due to the  significant  holdings in tax-exempt  investments,  after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1998, before-tax net investment income was $210 compared to $198 in 1997, an increase of 6%, while after-tax net investment income also increased 6% to $166. Before-tax yields on average invested assets for the third quarter increased to 5.9% from 5.6% in 1997. For the nine months ended September 30, 1998, before-tax net investment income was $618 compared to $568 in 1997, an increase of 9%, while after-tax net investment income increased 8% to $492. Before-tax yields for the nine month period increased to 5.8% from 5.7% in 1997. The increase in net investment income for both periods was the result of higher invested assets. The increase in yields on average invested assets was due primarily to the reallocation from equities to higher yielding fixed maturities.

There were no net realized capital gains for the third quarter ended September 30, 1998, compared to $162 for the same period in 1997, and year to date gains decreased to $121 from $179 in 1997. During the quarter, write downs related to certain below investment grade bonds were offset by gains from the sale of fixed maturity and equity securities.

LIFE

Invested assets, excluding separate accounts, totaled $21.4 billion at September 30, 1998 and were comprised of $17.1 billion of fixed maturities, $3.7 billion of policy loans, and other investments of $575. Policy loans, which had a weighted-average interest rate of 11.0% as of September 30, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                           September 30, 1998 December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Type                         Value    Percent   Value   Percent
-----------------------------------------------------------------

Corporate                   $  7,942   46.4%  $  7,970   47.3%
ABS                            2,890   16.9%     3,199   19.0%
Commercial MBS                 2,097   12.2%     1,606    9.5%
CMO                              935    5.5%       978    5.8%
Municipal - tax-exempt           838    4.9%       171    1.0%
Gov't/Gov't agencies - For.      576    3.4%       502    3.0%
MBS - agency                     494    2.9%       514    3.1%
Municipal - taxable              234    1.4%       267    1.6%
Gov't/Gov't agencies - U.S.      105    0.6%       241    1.4%
Short-term                       996    5.8%     1,395    8.3%
Redeemable preferred stock         5    --           5     --
-----------------------------------------------------------------
   Total fixed maturities   $ 17,112  100.0%  $ 16,848  100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          ----------------------------------------
(before-tax)                1998      1997       1998      1997
------------------------------------------------------------------
Net investment income    $   393   $   360    $ 1,185   $ 1,097
Yield on average
  invested assets [1]        7.5%      7.1%       7.6%      7.3%
Net realized capital     $    --   $     1    $    --   $    --
  gains
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1998, before-tax net investment income was $393 compared to $360 in 1997, an increase of 9% as a result of higher average invested assets and increased yields on average invested assets. Before-tax yields on average invested assets for the third quarter increased to 7.5% from 7.1% in 1997. For the nine months ended September 30, 1998, before-tax net investment income was $1,185 compared to $1,097 in 1997, an increase of $88, or 8%. Before-tax yields for the nine month period increased to 7.6% from 7.3% in 1997. The increase in yields on average invested assets for both periods was due, in part, to an increase in the allocation to assets rated BBB (see Capital Markets Risk Management section below) when compared to the prior year periods. The Life segment also continued its objective of increasing the allocation to municipal tax-exempt securities in order to increase after-tax yields.

There were no net realized capital gains for the quarter and nine months ended September 30, 1998. During the quarter, write downs related to certain below investment grade bonds were offset by gains from the sale of fixed maturity and equity securities.

INTERNATIONAL

Invested assets, excluding separate accounts, were $2.9 billion at September 30, 1998 and were comprised of fixed maturities of $2.5 billion and other investments of $371, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                           September 30, 1998 December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Type                         Value    Percent   Value    percent
-----------------------------------------------------------------

Gov't/Gov't agencies - For. $    967   38.4%  $    829    36.5%
Corporate                        522   20.8%       414    18.3%
Gov't/Gov't agencies - U.S.       11    0.4%        19     0.8%
Short-term                     1,015   40.4%     1,007    44.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,515  100.0%  $  2,269   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          ----------------------------------------
(before-tax)                1998      1997       1998      1997
------------------------------------------------------------------
Net investment income    $    48   $    44    $  137    $   128
Yield on average
  invested assets [1]        7.0%      6.9%      6.8%       6.8%
Net realized capital     $    14   $    16    $   65    $    73
  gains
------------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the third quarter ended September 30, 1998, before-tax net investment income was $48 compared to $44 in 1997, an increase of 9%. Before-tax yields on average invested assets for the third quarter increased to 7.0% from 6.9% in 1997. For the nine months ended September 30, 1998, before-tax net investment income was $137 compared to $128 in 1997, an increase of 7%. Before-tax yields for the nine month period remained unchanged from 1997 at 6.8%. The increase in yields on average invested assets for the quarter was primarily due to an increase in short-term interest rates in the United Kingdom. The increase in net investment income for the quarter and nine months was primarily the result of a higher invested asset base.

Net realized capital gains for the third quarter ended September 30, 1998 decreased to $14 compared to $16 for the same period in 1997, and year to date gains decreased to $65 from $73 in 1997.

OTHER OPERATIONS

Invested assets were $2.5 billion at September 30, 1998 and were substantially comprised of fixed maturities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                           September 30, 1998 December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Type                         Value    Percent   Value    Percent
-----------------------------------------------------------------

Corporate                  $   1,656   66.8%  $  1,530    61.7%
Commercial MBS                   147    5.9%       149     6.0%
ABS                              228    9.2%       142     5.7%
Gov't/Gov't agencies - U.S.       82    3.3%        88     3.5%
Gov't/Gov't agencies - For.       55    2.2%        83     3.3%
MBS - agency                      46    1.9%        56     2.3%
Municipal - taxable               41    1.7%        39     1.6%
CMO                               17    0.7%        27     1.1%
Short-term                       197    7.9%       357    14.4%
Redeemable preferred stock         9    0.4%         9     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,478  100.0%  $  2,480   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          ----------------------------------------
(before-tax)                1998      1997       1998      1997
------------------------------------------------------------------
Net investment income    $    40   $    40    $  120    $   116
Yield on average
  invested assets [1]        6.7%      7.0%      6.6%       6.8%
Net realized capital     $     1   $    --    $    3    $    --
  gains
------------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the third quarter ended September 30, 1998, before-tax net investment income remained unchanged from 1997 at $40. Before-tax yields on average invested assets for the third quarter decreased to 6.7% from 7.0% in 1997. For the nine months ended September 30, 1998, before-tax net investment income was $120 compared to $116 in 1997, an increase of 3%. Before-tax yields for the nine month period decreased to 6.6% from 6.8% in 1997.

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

CREDIT RISK

The Company invests primarily in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. The Hartford is not exposed to any significant credit concentration risk of a single issuer. For a discussion of investment contingencies, see Note 6 (c) of Notes to Consolidated Financial Statements.

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

PROPERTY AND CASUALTY OPERATIONS

As of September 30, 1998, over 96% of the fixed maturity portfolio was invested in investment-grade securities.




               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                           September 30, 1998 December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Credit Quality               Value    Percent   Value    Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    871     4.8% $  1,083     6.1%
 AAA                           6,566    36.1%    6,337    35.4%
 AA                            3,204    17.6%    3,426    19.1%
 A                             3,326    18.3%    3,096    17.3%
 BBB                           1,521     8.3%    1,352     7.6%
 BB & below                      643     3.5%      767     4.3%
 Short-term                    2,079    11.4%    1,832    10.2%
-----------------------------------------------------------------
   Total fixed maturities   $ 18,210   100.0% $ 17,893   100.0%
-----------------------------------------------------------------

LIFE OPERATIONS

As of September 30, 1998, over 98% of the fixed maturity portfolio was invested in investment-grade securities.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                           September 30, 1998  December 31, 1997
-----------------------------------------------------------------
                             Fair               Fair
Credit Quality               Value    Percent   Value    Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,624     9.5% $  2,907    10.6%
 AAA                           4,238    15.4%    4,252    15.4%
 AA                            2,901    10.6%    2,990    10.9%
 A                             9,043    32.9%    9,351    33.9%
 BBB                           7,146    26.0%    5,966    21.7%
 BB & below                      401     1.5%      205     0.7%
 Short-term                    1,122     4.1%    1,880     6.8%
-----------------------------------------------------------------
   Total fixed maturities   $ 27,475   100.0% $ 27,551   100.0%
-----------------------------------------------------------------

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities. As of September 30, 1998, The Hartford had reduced its holdings in equity securities by 9%, on a cost basis, from December 31, 1997, reallocating from equities to higher yielding fixed maturities. There have been no other material changes in market risk exposures since December 31, 1997.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.6 billion and $11.1 billion at September 30, 1998 and December 31, 1997, respectively.

For  a  further  discussion  of  market  risk  exposure   including   derivative
instruments, please refer to The Hartford's 1997 Form 10-K Annual Report.


CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                           September 30, 1998     December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            231       $            291
Long-term debt                                                                                      1,482                  1,482
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,250                  1,000
-----------------------------------------------------------------------------------------------------------------------------------
       Total debt                                                                        $          2,963       $          2,773
       ----------------------------------------------------------------------------------------------------------------------------
       Minority interest in consolidated subsidiary  [1]                                 $            396       $            351
       ----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                               $          5,465       $          5,232
Unrealized gain on securities, net of tax                                                             922                    853
-----------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                        $          6,387       $          6,085
       ----------------------------------------------------------------------------------------------------------------------------
       Total capitalization  [2]                                                         $          8,824       $          8,356
       ----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               54%                    53%
Debt to capitalization  [2] [3]                                                                       34%                    33%
-----------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $72 and $46 as of September 30, 1998 and December 31, 1997, respectively.

[2]   Excludes unrealized gain on securities, net of tax.

[3] Excluding QUIPS and TruPS, the debt to equity ratios were 31% and 34% as of September 30, 1998 and December 31, 1997, respectively, and the debt to capital ratios were 19% and 21% as of September 30, 1998 and December 31, 1997, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased $468 as of September 30, 1998 compared to December 31, 1997. This change primarily was the result of earnings and additional net borrowings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired, net of reissuances, under incentive and stock purchase plans.

DEBT

For a discussion of Debt, see Note 2 of Notes to Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

For  a  discussion  of  Company  Obligated   Mandatorily   Redeemable  Preferred
Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures issued in 1998, see Note 3 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Stock Split in the Form of a Stock Dividend - For a discussion of the stock split in the form of a stock dividend, see Note 4 of Notes to Consolidated Financial Statements.

Dividends - On February 19, 1998, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.21 per share (post-split basis). On July 16, 1998, The Hartford declared a dividend on its common stock of $0.21 per share payable October 1, 1998 to shareholders of record as of September 1, 1998. On October 15, 1998, The Hartford's Board of Directors approved an additional 5% increase in the quarterly dividend to $0.22 per share, payable January 4, 1999 to shareholders of record as of December 1, 1998. The Hartford expects to continue to pay quarterly dividends on its common stock of $0.22 per share throughout 1999.

Treasury Stock - During the nine months of 1998, The Hartford repurchased 8,235,500 shares of its common stock in the open market at a total cost of $425 under the Company's $1.0 billion repurchase program announced in December 1997. Certain of these repurchased shares were reissued pursuant to certain stock-based benefit plans.

RATINGS

As of October 1998, the financial ratings for Hartford Life Capital I's trust preferred securities from the major independent rating organizations were A from Duff & Phelps, a2 from Moody's and Afrom Standard & Poor's.

CASH FLOWS
                                            Nine Months Ended
                                              September 30,
                                        --------------------------
                                            1998         1997
------------------------------------------------------------------
Cash provided by operating activities   $       783  $     1,289
Cash used for investing activities      $      (394) $    (1,698)
Cash provided by (used for) financing
   activities                           $      (396) $       479
Cash - end of period                    $       135  $       178
------------------------------------------------------------------

The change in cash provided by operating activities was primarily the result of an increase in income taxes paid. The decrease in cash provided by financing activities was primarily the result of proceeds from the HLI offering in May 1997 and 1998 treasury stock purchases in accordance with the Company's share repurchase program, partially offset by increases in investment type contracts written in the Life segment. The change in cash used for investing activities primarily reflects the investment of cash from operating and financing activities. Operating cash flows in both periods have been adequate to meet liquidity requirements.


ACQUISITIONS

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services Inc. ("PLANCO") and its affiliate, PLANCO Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition has been accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

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

SUBSEQUENT EVENT

For a discussion of The Hartford's sale of its London & Edinburgh Insurance Group, Ltd. subsidiary on November 16, 1998, see the International section.


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

YEAR 2000

In General

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology ("IT") systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the year 2000 as "1900", or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of The Hartford's IT systems, as well as the reliability of its non-IT systems, are integral aspects of The Hartford's business. The Hartford has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products of The Hartford. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, various IT systems support communications and other systems that integrate The Hartford's various business segments and field offices, including The Hartford's foreign operations. The Hartford also has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to The Hartford, and whose operations are important to The Hartford's business.

Internal Year 2000 Efforts and Timetable

Beginning in 1990, The Hartford began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, The Hartford's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of The Hartford's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing and certifying IT and non-IT systems as Year 2000 ready; (4) deploying such remediated and tested systems back into their respective production environments and (5) conducting internal and external integrated testing of such systems. The Hartford currently anticipates that initiatives (1) through (4) of its internal Year 2000 efforts will be substantially complete by the end of 1998, and that initiative (5) testing will begin in early 1999 and continue through the end of 1999.

Third Party Year 2000 Efforts and Timetable

The Hartford's Year 2000 efforts include assessing the potential impact on The Hartford of third parties' Year 2000 readiness. The Hartford's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with The Hartford and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to The Hartford's inquiries; and (3) based on the evaluation of third party responses and the significance of the business relationship, conducting additional activities with third parties as determined to be necessary in each case, which activities may include integrated IT systems testing. The Hartford has completed the first third party initiative and is in the process of evaluating third party responses received. The Hartford currently anticipates that it will substantially complete the response evaluation in early 1999 and that it will conduct the additional activities described in initiative (3) beginning in early 1999 and continue through the end of 1999 as necessary. However, notwithstanding these third party Year 2000 efforts, The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.


Year 2000 Costs

The costs of The Hartford's Year 2000 program that have been incurred through the year ended December 31, 1997 have not been material to The Hartford's financial condition or results of operations. Management estimates that after-tax costs related to the Year 2000 program to be incurred in 1998 and 1999 will be from $40 to $50 in total, of which approximately $20 has been incurred as of September 30, 1998. These costs are being expensed as incurred and have not had, and are not currently expected to have, a material impact on The Hartford's financial condition or results of operations.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in The Hartford's business. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, The Hartford cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on The Hartford's financial condition or results of operations.

The Hartford is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of The Hartford's business on third parties and their Year 2000 readiness. The Hartford currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Insurance Claims

In addition, as an insurer, The Hartford may receive claims from insureds who may incur losses as a result of Year 2000 problems. Accordingly, The Hartford may incur losses and loss adjustment expenses, including attorneys' fees and other legal expenses. To the extent claims are ultimately made, insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. It is not possible to determine in advance whether and to what extent insureds would incur losses, the amount of the losses, or whether any such losses would be covered under The Hartford's insurance policies. Because of this uncertainty, it is also not possible to determine in advance whether such losses and related loss adjustment expenses would have a material impact upon The Hartford's financial condition or results of operations.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.


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

(b)      Reports on Form 8-K - None

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





November 13, 1998

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX


Exhibit #

10.1  The Hartford 1995  Incentive  Stock Plan, as amended,  is filed as exhibit
      10.1 herewith.

10.2 The 1997 Hartford Life, Inc. Incentive Stock Plan, as amended, was filed as exhibit 10.1 to the Hartford Life, Inc. Form 10-Q filed for the quarter ended September 30, 1998, and is incorporated herein by reference.

27    Financial Data Schedule is filed herewith.

                     THE HARTFORD 1995 1NCENTIVE STOCK PLAN


1.      Purpose

        The purpose of the The Hartford 1995 Incentive Stock Plan is to motivate and reward superior performance on the part of employees of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") and to thereby attract and retain employees of superior ability. In addition, the Plan is intended to further opportunities for stock ownership by such employees and Directors (as defined below) in order to increase their proprietary interest in The Hartford and, as a result, their interest in the success of the Company. Awards will be made, in the discretion of the Committee, to Key Employees (including officers and directors who are also employees) whose responsibilities and decisions directly affect the performance of any Participating Company and its subsidiaries, and also to Directors. Such incentive awards may consist of stock options and stock appreciation rights payable in stock or cash for Key Employees or Directors, and performance shares, restricted stock or any combination of the foregoing for Key Employees, as the Committee may determine.

2.      Definitions

        When used herein, the following terms shall have the following meanings:

        "Change of Control" means the occurrence of an event defined in Section 9 of the Plan.

        "Act" means the Securities Exchange Act of 1934.

        "Annual Limit" means the maximum number of shares of Stock for which Awards may be granted under the Plan in each Plan Year as provided in Section 3 of the Plan.

        "Award" means an award granted to any Key Employee or Director in accordance with the provisions of the Plan in the form of Options, Rights, Performance Shares or Restricted Stock, or any combination of the foregoing, as applicable.


        "Award Agreement" means the written agreement evidencing each Award granted under the Plan.

        "Beneficial Owner" means any Person who, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (i) a Person shall not be deemed the Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (A) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or (B) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (A) or (B) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (ii) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

        "Beneficiary" means the beneficiary or beneficiaries designated pursuant to Section 10 to receive the amount, if any, payable under the Plan upon the death of an Award Recipient.

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

        "Director" means a member of the Board of The Hartford Financial Services Group, Inc. who is not an employee of any Participating Company.

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

        "Limited Stock Appreciation Right" means a stock appreciation right which shall become exercisable automatically upon the occurrence of a Change of Control as described in Section 9 of the Plan.

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

        "Person" has the meaning ascribed to such term in Section 3(a)(9) of the Act, as supplemented by Section 13(d)(3) of the Act; provided, however, that Person shall not include (i) the Company, any subsidiary of the Company or any other Person controlled by the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company or of any subsidiary of the Company, or (iii) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of securities of the Company.

        "Plan" means The Hartford 1995 Incentive Stock Plan, as the same may be amended, administered or interpreted from time to time.

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

3.      Shares Subject to the Plan

        The aggregate number of shares of Stock which may be awarded under the Plan shall be subject to a maximum limit applicable to all Awards for the duration of the Plan (the "Maximum Limit"), and an annual limit applicable to all Awards for any Plan Year (the "Annual Limit"). The Maximum Limit shall be fifteen percent (15%) of the total of the issued and outstanding shares of Stock and treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1997, such issued and outstanding shares being adjusted for the two-for-one stock split on the Stock that occurred effective July 15, 1998. The Annual Limit shall be 1.65 percent (1.65%) of the total of the issued and outstanding shares of the Stock and treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ending immediately prior to any Plan Year (the "Reported Shares"). Any unused portion of the Annual Limit for any Plan Year shall be carried forward and be made available for awards in succeeding Plan Years.

        In addition to the foregoing, in no event shall more than ten million (10,000,000) shares of Stock be cumulatively available for Awards of Incentive Stock Options under the Plan, and provided further, that no more than twenty percent (20%) of the total number of shares on a cumulative basis shall be available for Restricted Stock and Performance Share Awards. For any Plan Year, no individual employee may receive an Award of Options for more than the lesser of (i) ten percent (10%) of one and a half percent (1.5%) (i.e., .15%) of the Reported Shares and (ii) 1,000,000 shares; except that, for the Plan Year that follows the Distribution Date, each individual employee may receive in addition to the foregoing limit that number of stock options equal to the lesser of (x) 1,050,000 and (y) the number of substitute stock options required to replace ITT Corporation stock options surrendered by such employee in connection with the spin-off by ITT Corporation of the shares of The Hartford to ITT Corporation shareholders.


        Subject to the above limitations, shares of Stock to be issued under the Plan may be made available from the authorized but unissued shares, or shares held by the Company in treasury or from shares purchased in the open market.

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

4.      Grant of Awards and Award Agreements

        (a) Subject to the provisions of the Plan, the Committee shall (i) determine and designate from time to time those Key Employees or groups of Key Employees to whom Awards are to be granted, and those Directors to whom Options and Rights may be granted; (ii) determine the form or forms of Award to be granted to any Key Employee and any Director; (iii) determine the amount or number of shares of Stock subject to each Award; and (iv) determine the terms and conditions of each Award.

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

        (g) In case of a Key Employee's termination of employment, the following provisions shall apply:

             (A) If a Key Employee who has been granted an Option shall die before such Option has expired, his or her Option may be exercised in full by
(i) the person or persons to whom the Key Employee's rights under the Option pass by will, or if no such person has such right, by his or her executors or administrators; (ii) his or her Transferee(s) (with respect to non-qualified stock options); or (iii) his or her Beneficiary designated pursuant to Section 10, at any time, or from time to time, within five years after the date of the Key Employee's death or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(c) above.

             (B) If the Key Employee's employment by any Participating Company terminates because of his or her Retirement or Total Disability, he or she may exercise his or her Options in full at any time, or from time to time, within five years after the date of the termination of his or her employment, or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(c) above. Any such Options not fully exercisable immediately prior to such optionee's retirement shall become fully exercisable upon such retirement unless the Committee, in its sole discretion, shall otherwise determine.

             (C) Except as provided in Section 9, if the Key Employee shall voluntarily resign before eligibility for Retirement or he or she is terminated for cause as determined by the Committee, the Options or Rights shall be canceled coincident with the effective date of the termination of employment.

             (D) If a Key Employee's employment terminates for any other reason, he or she may exercise his or her Options, to the extent that he or she shall have been entitled to do so at the date of the termination of his or her employment at any time, or from time to time, within three months after the date of the termination of his or her employment, or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in Section 5(c) above.

        (h) Except as provided in this Section 5(h), no Option or Right granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an Option or Right shall be exercisable only by the Key Employee or Director, to whom the Option or Right is granted (or his or her estate or designated Beneficiary). Notwithstanding the foregoing, all or a portion of a non-qualified stock option may be transferred and assigned by such persons designated by the Committee, to such persons designated by the Committee, and upon such terms and conditions as the Committee may from time to time authorize and determine in its sole discretion.

        (i) If a Director's service on the Board terminates for any reason, including without limitation, termination due to death, disability or retirement, such Director may exercise any Option or Right granted to him or her only to the extent determined by the Committee as set forth in such Director's Award Agreement and/or any administrative rules or other terms and conditions adopted by the Committee from time to time applicable to such Option or Right granted to such Director.

        (j) With respect to an Incentive Stock Option, the Committee shall specify such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify such Option as an "incentive stock option" within the meaning of Section 422 of the Code.

        (k) With respect to the exercisability and settlement of Rights:

             (i) Upon exercise of a Right, a Key Employee or Director shall be entitled, subject to such terms and conditions the Committee may specify, to receive upon exercise thereof all or a portion of the excess of (A) the Fair Market Value of a specified number of shares of Stock at the time of exercise, as determined by the Committee, over (B) a specified amount which shall not, subject to Section 5(d), be less than the Fair Market Value of such specified number of shares of Stock at the time the Right is granted. Upon exercise of a Right, payment of such excess shall be made as the Committee shall specify in cash, the issuance or transfer to the Key Employee or Director of whole shares of Stock with a Fair Market Value at such time equal to any excess, or a combination of cash and shares of Stock with a combined Fair Market Value at such time equal to any such excess, all as determined by the Committee. The Company will not issue a fractional share of Stock and, if a fractional share would otherwise be issuable, the Company shall pay cash equal to the Fair Market Value of the fractional share of Stock at such time.

             (ii) In the event of the exercise of such Right, the Company's obligation in respect of any related Option or such portion thereof will be discharged by payment of the Right so exercised.

6.      Performance Shares

        (a) Subject to the provisions of the Plan, the Committee shall (i) determine and designate from time to time those Key Employees or groups of Key Employees to whom Awards of Performance Shares are to be made, (ii) determine the Performance Period (the "Performance Period") and Performance Objectives (the "Performance Objectives") applicable to such Awards, (iii) determine the form of settlement of a Performance Share and (iv) generally determine the terms and conditions of each such Award. At any date, each Performance Share shall have a value equal to the Fair Market Value of a share of Stock at such date; provided that the Committee may limit the aggregate amount payable upon the settlement of any Award. The maximum award for any individual employee in any given year shall be 200,000 Performance Shares.

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

        (c) Except for the restrictions on Restricted Stock under Section 7, each Key Employee who receives Stock in settlement of an Award of Stock, shall have all of the rights of a shareholder with respect to such shares, including the right to vote the shares and receive dividends and other distributions. No Key Employee awarded an Option, a Right or Performance Share, and no Director awarded an Option or Right, shall have any right as a shareholder with respect to any shares covered by his or her Option, Right or Performance Share prior to the date of issuance to him or her of a certificate or certificates for such shares.

9.      Change of Control

        (a) For purposes of this Plan, a Change of Control shall occur if:

             (i) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any Person, other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company is the Beneficial Owner of twenty percent or more of the outstanding stock of the Company entitled to vote in the election of directors of the Company;

             (ii) any Person other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of the Company (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of fifteen percent or more of the outstanding stock of the Company entitled to vote in the election of directors of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

             (iii) the stockholders of the Company shall approve (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company entitled to vote in the election of directors of the Company would be converted into cash, securities or other property, other than a merger of the Company in which holders of such stock of the Company immediately prior to the merger have the same proportionate ownership of common stock entitled to vote in the election of directors of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or


             (iv) within any 12 month period, the persons who were directors of the Company immediately before the beginning of such period (the "Incumbent

Directors") shall cease (for any reason other than death) to constitute at least a majority of the Board or the board of directors of any successor to the Company, provided that any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director (A) was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually or by prior operation of this clause (iv), and (B) was not designated by a Person who has entered into an agreement with the Company to effect a transaction described in the immediately preceding paragraph (iii).

        (b) Notwithstanding any provisions in this Plan to the contrary:

             (i) Each outstanding Option granted under the Plan shall become immediately exercisable in full for the aggregate number of shares covered thereby and all related Rights shall also become exercisable upon the occurrence of a Change of Control described in this Section 9 and shall continue to be exercisable in full for cash for a period of 60 calendar days beginning on the date that such Change of Control occurs and ending on the 60th calendar day following that date; provided, however, that no Option or Right shall be exercisable beyond the expiration date of its original term.

             (ii) Options and Rights shall not terminate and shall continue to be fully exercisable for a period of seven months following the occurrence of a Change of Control in the case of an employee who is terminated other than for just cause or who voluntarily terminates his employment because he in good faith believes that as a result of such Change of Control he is unable effectively to discharge his present duties or the duties of the position he occupied just prior to the occurrence of such Change of Control. For purposes of Section 9 only, termination shall be for "just cause" only if such termination is based on fraud, misappropriation or embezzlement on the part of the employee which results in a final conviction of a felony. Under no circumstances, however, shall any Option or Right be exercised beyond the expiration date of its original term.

             (iii) Any Right or portion thereof may be exercised for cash within the 60 calendar day period following the occurrence of a Change of Control with settlement, except in the case of a Right related to an Incentive Stock Option, based on the "Formula Price" which shall be the highest of (A) the highest composite daily closing price of the Stock during the period beginning on the 60th calendar day prior to the Change of Control and ending on the date of such Change of Control, (B) the highest gross price paid for the Stock during the same period of time, as reported in a report on Schedule 13D filed with the Securities and Exchange Commission or (C) the highest gross price paid or to be paid for a share of Stock (whether by way of exchange, conversion, distribution upon merger, liquidation or otherwise) in any of the transactions set forth in this Section 9 as constituting a Change of Control.

             (iv) Upon the occurrence of a Change of Control, Limited Stock

Appreciation Rights shall automatically be granted as to any Option with respect to which Rights are not then outstanding; provided, however, that Limited Stock Appreciation Rights shall be provided at the time of grant of any Incentive Stock Option subject to exercisability upon the occurrence of a Change of Control. Limited Stock Appreciation Rights shall entitle the holder thereof, upon exercise of such rights and surrender of the related Option or any portion thereof, to receive, without payment to the Company (except for applicable withholding taxes), an amount in cash equal to the excess, if any, of the Formula Price as that term is defined in Section 9 over the option price of the Stock as provided in such Option; provided that in the case of the exercise of any such Limited Stock Appreciation Right or portion thereof related to an Incentive Stock Option, the Fair Market Value of the Stock at the time of such exercise shall be substituted for the Formula Price. Each such Limited Stock Appreciation Right shall be exercisable only during the period beginning on the first business day following the occurrence of such Change of Control and ending on the 60th day following such date and only to the same extent the related Option is exercisable. Upon exercise of a Limited Stock Appreciation Right and surrender of the related Option, or portion thereof, such Option, to the extent surrendered, shall not thereafter be exercisable.

             (v) The restrictions applicable to shares of Restricted Stock held by Key Employees pursuant to Section 7 shall lapse upon the occurrence of a Change of Control, and such Key Employees shall be entitled to elect, at any time during the 60 calendar days following such Change of Control, to receive immediately after the date the Key Employee makes such election either of the following: (A) unrestricted certificates for all of such shares, or (B) a lump sum cash amount equal to the number of such shares multiplied by the Formula Price. If a Key Employee does not make any election during the foregoing 60 day period, such Key Employee shall be deemed to have made the election described in
Section 9(b)(v)(A) as of the 60th day of such period, and unrestricted certificates shall be issued to such Key Employee immediately following such day as described in Section 9(b)(v)(A) hereof.

             (vi) If a Change of Control occurs during the course of a Performance Period applicable to an Award of Performance Shares pursuant to
Section 6, then a Key Employee shall be deemed to have satisfied the Performance Objectives effective on the date of such occurrence. Such Key Employee shall be paid, immediately following the occurrence of such Change of Control, a lump sum cash amount equal to the number of outstanding Performance Shares awarded to such Key Employee multiplied by the Formula Price.

        (c) In the event of a Change of Control, no amendment, suspension or termination of the Plan thereafter shall impair or reduce the rights of any person with respect to any award made under the Plan.

10.     Beneficiary

        (a) Each Key Employee, Director and/or his or her Transferee may file with the Company a written designation of one or more persons as the Beneficiary who shall be entitled to receive the Award, if any, payable under the Plan upon his or her death. A Key Employee, Director or Transferee may from time to time revoke or change his or her Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Company. The last such designation received by the Company shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Company prior to the Key Employee's, Director's or Transferee's death, as the case may be, and in no event shall it be effective as of a date prior to such receipt.

        (b) If no such Beneficiary designation is in effect at the time of a Key Employee's, Director's or Transferee's death, as the case may be, or if no designated Beneficiary survives the Key Employee, Director or Transferee or if such designation conflicts with law, the Key Employee's, Director's or Transferee's estate, as the case may be, shall be entitled to receive the Award, if any, payable under the Plan upon his or her death. If the Committee is in doubt as to the right of any person to receive such Award, the Company may retain such Award, without liability for any interest thereon, until the Committee determines the rights thereto, or the Company may pay such Award into any court of appropriate jurisdiction and such payment shall be a complete discharge of the liability of the Company therefor.

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

        (e) The Committee may, in its sole discretion, delegate such of its powers as it deems appropriate to the chief executive officer or other members of senior management, except that Awards to executive officers shall be made solely by the Committee or the Board of Directors.

        (f) If a Change of Control has not occurred and if the Committee determines that a Key Employee has taken action inimical to the best interests of any Participating Company, the Committee may, in its sole discretion, terminate in whole or in part such portion of any Option (including any related Right) as has not yet become exercisable at the time of termination, terminate any Performance Share Award for which the Performance Period has not been completed or terminate any Award of Restricted Stock for which the Restriction Period has not lapsed.

12.     Amendment, Extension or Termination

        The Board may, at any time, amend or terminate the Plan and, specifically, may make such modifications to the Plan as it deems necessary to avoid the application of Section 162(m) of the Code and the Treasury regulations issued thereunder. However, no amendment applicable to Incentive Stock Options shall, without approval by a majority of the Company's stockholders, (a) alter the group of persons eligible to participate in the Plan, or (b) except as provided in Section 13 increase the maximum number of shares of Stock which are available for Awards under the Plan. If a Change of Control has occurred, no amendment or termination shall impair the rights of any person with respect to a prior Award.

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

14.     Substitute Awards

        The Committee shall be authorized to issue substitute The Hartford stock options and related rights to those key employees of Participating Companies who surrender options to acquire stock in ITT Corporation. The Committee may make a determination as to the exercise price and number of such substitute options as it may determine in order to preserve the economic value of the surrendered ITT options and related rights in the aggregate amount not to exceed 16,000,000 shares. Subject to this limitation, shares of The Hartford Common Stock to be issued upon the exercise of substitute stock options may be made available from authorized but unissued shares or from treasury or shares held by The Hartford in shares purchased in the open market.

        The maximum number of substitute The Hartford stock options and related rights that may be granted to an individual employee is 1,050,000 or such lower number as may be necessary to preserve the economic value of the surrendered ITT options and related rights by any such individual employee.

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


16.     Effective Date, Term of Plan and Shareholder Approval

        The effective date of the Plan shall be December 19, 1995. No Award shall be granted under this Plan after the Plan's termination date. The Plan's termination date shall be the earlier of: (a) December 31, 2005, or (b) the date on which the Maximum Limit is reached; provided, however, that the Plan will continue in effect for existing Awards as long as any such Award is outstanding.