Form 10-K
period 1998-12-31
ITT HARTFORD GROUP INC /DE
filed 1999-03-26
CIK 874766

================================================================================
                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
        For the fiscal year ended December 31, 1998

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

     Common Stock, par value $0.01 per share
     6.375% Notes due November 1, 2002
     6.375% Notes due November 1, 2008
     7.30% Debentures due November 1, 2015
     7.70% Cumulative Quarterly Income Preferred Securities, Series A, issued by
           Hartford Capital I
     8.35% Cumulative Quarterly Income Preferred Securities, Series B, issued by
           Hartford Capital II

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, there were outstanding 226,826,658 shares of Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $12,180,499,554 based on the closing price of $54.0625 per share of the Common Stock on the New York Stock Exchange on February 26, 1999.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 1999 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                    CONTENTS



        ITEM    DESCRIPTION                                                 PAGE

PART I    1     Business of The Hartford                                      2
          2     Properties                                                    9
          3     Legal Proceedings                                             9
          4     Submission of Matters to a Vote of Security Holders           9

PART II   5     Market for The Hartford's Common Stock and Related
                Stockholder Matters                                           9
          6     Selected Financial Data                                      10
          7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11
          7A    Quantitative and Qualitative Disclosures About Market Risk   44
          8     Financial Statements and Supplementary Data                  44
          9     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     44

PART III  10    Directors and Executive Officers of The Hartford             44
          11    Executive Compensation                                       44
          12    Security Ownership of Certain Beneficial Owners
                and Management                                               44
          13    Certain Relationships and Related Transactions               44

PART IV   14    Exhibits, Financial Statements, Schedules and
                Reports on Form 8-K                                          44
                Signatures                                                  II-1
                Exhibits Index                                              II-2

PART I

Item 1.  BUSINESS OF THE HARTFORD
(Dollar amounts in millions except for share data unless otherwise stated)

GENERAL

The Hartford Financial Services Group, Inc., formerly ITT Hartford Group, Inc., and its subsidiaries ("The Hartford" or the "Company"), headquartered in Connecticut, are among the largest providers of both property and casualty insurance and life insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 1998, total assets and total stockholders' equity of The Hartford were $150.6 billion and $6.4 billion, respectively.

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

Pursuant to the initial public offering of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries Class A common stock (the "Offering") on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI and approximately 4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81% of the equity ownership in HLI and approximately 96% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1998, The Hartford continued to maintain an approximate 81% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 equity gain related to the increased value of its equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary to Norwich Union, a leading provider of general and life insurance in the United Kingdom. The Hartford received approximately $525, before costs of sale, and reported an after-tax net realized capital gain of $33 related to the transaction. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.

As a holding company, The Hartford Financial Services Group, Inc. has no significant business operations of its own and, therefore, relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations.
Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

REPORTING SEGMENTS

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While not considered a segment, the Company also reports results for North American Property & Casualty, which includes the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments, such as net investment income and net realized capital gains and losses. Other Operations include operations which have ceased writing new business. Also included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A on pages 11 to 44 and
Note 17 of Notes to Consolidated Financial Statements.

NORTH AMERICAN PROPERTY & CASUALTY

North American Property & Casualty is the ninth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 1997, according to A.M. Best. North American Property & Casualty generated $7.4 billion in revenues, $6.1 billion in written premiums and $604 in net income in 1998. Total assets for North American Property & Casualty were $21.6 billion as of December 31, 1998.

COMMERCIAL

The Commercial segment provides insurance coverages to commercial accounts throughout the United States and Canada. Commercial is organized into three customer markets: Business Insurance, Commercial Affinity and Commercial Specialty. Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds. Commercial Affinity provides commercial risk management products and services to members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Commercial segment had $3.2 billion in written premiums and a $213 underwriting loss in 1998.

Principal Products
------------------

The Commercial segment offers workers' compensation, property, automobile, liability, marine, agricultural and bond coverages.

Methods of Distribution
-----------------------

The Commercial segment provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional and district office locations and insurance centers. The segment markets its products nationwide utilizing a variety of distribution networks including the use of approximately 5,700 independent agents, wholesalers and direct marketing including trade associations, customers of financial institutions and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

Competition
-----------

The commercial insurance industry is a highly challenging environment in which the Commercial segment competes with other stock companies, mutual companies, self insurers and other underwriting organizations. Intense competition within the financial services industry has created difficult market conditions in the commercial industry. This competitive environment is created by tremendous price competition, consolidation and globalization of companies, excess capital within the commercial insurance industry, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction.

PERSONAL

The Hartford ranks among the largest carriers of personal lines insurance. The Personal segment provides insurance coverages to individuals throughout the United States. Personal is organized to provide customized products and services to five markets: the membership of The American Association of Retired Persons ("AARP") through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni Insurance Group, Inc. ("Omni"), which was acquired in 1998; customers of financial institutions through an affinity center which began in 1996 and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through the year 2002 for automobile, homeowners and home-based business and through 2007 for Health Care Options, thus providing the Personal segment with an important competitive advantage. The Personal segment had $2.2 billion in written premiums and $77 in underwriting income in 1998.

Principal Products
------------------

The Personal segment provides homeowners, automobile, home-based business and fire coverages to individuals across North America, including a special program designed exclusively for members of AARP.

Methods of Distribution
-----------------------

The Personal segment reaches diverse markets through multiple distribution channels. The segment markets directly to the 33 million members of AARP, sells its products through independent agents and also markets through affinity groups and financial institutions.

Competition
-----------

The personal lines marketplace continues to become increasingly more competitive, especially in the personal automobile line. The past few years have produced favorable returns in personal lines, allowing companies to drive prices down and utilize varied distribution channels to increase marketshare. Multi-line property and casualty companies are also anxious to grow in the personal market to bolster the impact of the soft commercial market. In the absence of renewal price increases, consumer shopping declines, forcing companies to offer greater price incentives and product features to attract new prospects. Agency companies wishing to grow are offering agents greater incentives to move business from competitors in order to increase market share in a stagnant market.

A major competitive advantage of the Personal segment is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through the year 2002. Favorable "baby boomer" demographics are expected to increase AARP membership significantly during this period. During 1996, the Personal segment's relationship with AARP was further strengthened when it was awarded a contract to provide customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998.

REINSURANCE

The Hartford is a major global reinsurer, with operations in the United States, Canada, the United Kingdom, Spain, Germany, Hong Kong and Taiwan. The Reinsurance segment had $711 in written premiums and a $36 underwriting loss in 1998.

Principal Products
------------------

The  Reinsurance   segment  offers  a  full  range  of  treaty  and  facultative reinsurance products including property, casualty, marine, fidelity, surety, finite risk and specialty coverages.

Methods of Distribution
-----------------------

The Reinsurance segment assumes insurance from other insurers, primarily through reinsurance brokers in the worldwide reinsurance market.

Competition
-----------

The worldwide property and casualty reinsurance market is extremely competitive. Deepening soft market conditions make profitable growth difficult to maintain. Consolidation in the market has created fewer, but stronger competitors. Finally, nontraditional solutions could reduce demand for traditional reinsurance products.

LIFE

The Life segment is conducted principally by HLI, a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and employee benefits products. Among the fastest growing major life insurance groups for the past several years, The Hartford's consolidated domestic life insurance operations are ranked as the fourth largest in the United States based on statutory assets as of December 31, 1997, according to A.M. Best's latest available data. Growth in the Life segment's total assets has been primarily driven by variable annuity sales and equity market appreciation. The Company was ranked the number one writer of individual variable annuities in the United
States for 1998 according to Variable Annuity and Research Data Service ("VARDS") with a 10% market share. In addition, mutual fund assets of approximately $2.5 billion at December 31, 1998 were more than double prior year levels. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company was the second largest provider of group disability insurance in the United States for the nine months ended September 30, 1998. In addition, in the past year, the Life segment's total assets have grown 21% to $122.0 billion at December 31, 1998. The Life segment generated $5.8 billion in revenues and earned $386 in 1998.

The Life segment, headquartered in Simsbury, Connecticut, has the following reportable operations: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance ("COLI"). The Life segment separately reports its international operations and items that are not directly allocable to any of its reportable operations in an Other category.

Principal Products
------------------

The Investment Products operation focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this operation reflects the diverse nature of the market. These products include individual variable annuities, fixed market value adjusted (MVA) annuities, retail mutual funds, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. The Individual Life Insurance operation, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. The Employee Benefits operation sells group life and group disability insurance as well as other products including stop loss and supplementary medical coverage to employers and employer sponsored plans. The COLI operation includes life insurance products sold for funding of other post employment benefits and other non-qualified benefit programs provided by corporations.

Methods of Distribution
-----------------------

The Life segment sells a variety of individual and group financial services and insurance products primarily through broker-dealers, financial institutions, licensed agents, insurance brokers, associations and third party administrators, often with the assistance of the Company's internal sales force. The Investment Products operation primarily distributes through broker-dealers and financial institutions for individual sales, and through employees of the Company for institutional sales. Securing an important distribution channel in August 1998, the Company purchased all of the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated, the nation's largest wholesaler of annuities. The Individual Life Insurance operation distributes its products through a sales office system of qualified life insurance professionals who have access to an extensive network of licensed life insurance agents as well as through broker-dealers and independent life insurance marketing organizations. The Employee Benefits operation uses an experienced group of Company employees managed through a regional sales office system to distribute its products through a variety of distribution outlets including insurance agents, brokers, associations and third-party administrators. The COLI operation uses a group of experienced Company employees who work with specialized brokers and consultants to distribute its products.

Competition
-----------

The Life segment competes with numerous insurance companies in the United States, as well as certain banks, securities brokerage firms and investment advisors who market investment and retirement-oriented products. Competitive factors in the life insurance industry include, but are not limited to, price, name recognition, quality of distribution systems and products offered, customer service, financial strength ratings and claims-paying ability ratings. In the individual annuity market, sales volume is also dependent on fund performance, an array of fund and product options, product design and credited rates. With a 10% market share, the Company was rated the number one writer of individual variable annuities for 1998 according to VARDS.

INTERNATIONAL

The Hartford's International segment consists primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. These companies include Zwolsche Algemeene ("Zwolsche"), located in the Netherlands, Belgium and Luxembourg, ITT Ercos in Spain and, until its sale by The Hartford in November 1998 as previously discussed, London & Edinburgh headquartered in the United Kingdom. In January 1998, a 49% interest in People's Insurance Company Limited ("People's Insurance") in Singapore was acquired. The International segment generated $1.6 billion in revenues and $92 in net income in 1998. Assets totaled $2.5 billion at December 31, 1998.

Principal Products
------------------

Zwolsche sells property and casualty, life and asset management products and services. Personal lines products at Zwolsche include automobile, hospitalization and homeowners. Commercial lines products, primarily property coverage, are sold to small to medium-sized clients. Zwolsche life insurance operations offer term life, mortgage, savings and pension products. Additionally, Zwolsche has an asset management business offering investment services through a range of mutual funds. ITT Ercos provides both personal and commercial lines property and casualty, and life insurance products. London & Edinburgh offered both personal and commercial lines property and casualty insurance. Personal lines included automobile, homeowners and creditor (including credit life) products. Commercial lines included property and liability products sold to small to medium-sized clients. London & Edinburgh also provided marine products within the London market. People's Insurance writes property and casualty products, primarily automobile.

Methods of Distribution
-----------------------

The International segment conducts its business primarily through independent brokers who are compensated on a commission basis. Zwolsche also distributes, as did London & Edinburgh until its sale, its products through various financial institutions.

Competition
-----------

The United Kingdom and the Netherlands have historically been open markets with competitors operating from around the world. While Spain has only opened up its market within the last fifteen years, it has attracted significant foreign capital with many of the large global insurance companies establishing a presence, to the extent that foreign capital now exceeds domestic capital. Each market has its own unique characteristics but, in general, competition is very strong in most product lines with pricing set freely by the market.

OTHER OPERATIONS

The Hartford's Other Operations consist of the property and casualty insurance operations of The Hartford which have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts, Fencourt and Heritage Reinsurance Companies, Ltd., both headquartered in Bermuda, and Excess Insurance Company Limited, located in the United Kingdom.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds primarily related to policies written and reinsured prior to 1985. As such, Other
Operations have no new product sales, distribution systems, or competitive issues.

Included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results.

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

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $423 and $449 as of December 31, 1998 and 1997, respectively, and amortization of the discount had no material effect on net income during 1998, 1997 and 1996, respectively.

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

                        PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                               FOR THE YEARS ENDED DECEMBER 31, [1]
                                      1988     1989     1990     1991    1992     1993     1994     1995     1996    1997     1998
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [2]       $8,052  $8,506   $9,045   $9,346  $10,630 $10,843  $10,920  $11,229  $12,412  $12,453 $12,662
CUMULATIVE PAID CLAIMS AND CLAIM
  EXPENSES
  One year later                        2,192   2,441    2,619    2,727    2,639   2,625    2,709    2,489    2,622    2,526      --
  Two years later                       3,543   3,983    4,383    4,400    4,333   4,266    4,247    4,088    4,163       --      --
  Three years later                     4,591   5,217    5,538    5,606    5,493   5,336    5,361    5,148       --       --      --
  Four years later                      5,491   6,009    6,377    6,457    6,294   6,184    6,120       --       --       --      --
  Five years later                      6,072   6,619    7,017    7,086    6,964   6,758       --       --       --       --      --
  Six years later                       6,553   7,111    7,515    7,637    7,425      --       --       --       --       --      --
  Seven years later                     6,956   7,516    7,973    8,024       --      --       --       --       --       --      --
  Eight years later                     7,309   7,905    8,318       --       --      --       --       --       --       --      --
  Nine years later                      7,649   8,220       --       --       --      --       --       --       --       --      --
  Ten years later                       7,941      --       --       --       --      --       --       --       --       --      --
LIABILITIES REESTIMATED
  One year later                        8,204   8,860    9,299   10,659   10,876  10,945   11,173   12,179   12,364   12,276      --
  Two years later                       8,390   8,987   10,622   10,980   11,092  11,148   12,289   12,162   12,245       --      --
  Three years later                     8,499  10,254   10,918   11,209   11,309  12,227   12,262   12,088       --       --      --
  Four years later                      9,777  10,533   11,198   11,534   12,425  12,280   12,250       --       --       --      --
  Five years later                     10,081  10,775   11,533   12,628   12,518  12,309       --       --       --       --      --
  Six years later                      10,318  11,147   12,617   12,747   12,576      --       --       --       --       --      --
  Seven years later                    10,713  12,206   12,713   12,863       --      --       --       --       --       --      --
  Eight years later                    11,753  12,302   12,835       --       --      --       --       --       --       --      --
  Nine years later                     11,836  12,439       --       --       --      --       --       --       --       --      --
  Ten years later                      11,987      --       --       --       --      --       --       --       --       --      --
DEFICIENCY (REDUNDANCY)                $3,935  $3,933   $3,790   $3,517   $1,946  $1,466   $1,330     $859    $(167)   $(177)    $--
------------------------------------------------------------------------------------------------------------------------------------

                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                               FOR THE YEARS ENDED DECEMBER 31, [1]
                                                                                  1993     1994     1995     1996    1997     1998
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE  [2]                                                                 $10,843  $10,920  $11,229  $12,412  $12,453 $12,662
  Reinsurance recoverables                                                         5,339    5,107    4,858    4,328    4,005   3,286
------------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                                                               $16,182  $16,027  $16,087  $16,740  $16,458 $15,948
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                                          $12,309  $12,250  $12,088  $12,245  $12,276
  Reestimated reinsurance                                                          5,899    5,618    5,062    4,221    3,968
  recoverables
------------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE                                                   $18,208  $17,868  $17,150  $16,466  $16,244
------------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY/(REDUNDANCY)                                                $2,026   $1,841   $1,063    $(274)   $(214)
------------------------------------------------------------------------------------------------------------------------------------

[1] The above tables have been restated to exclude London & Edinburgh as a result of its sale on November 16, 1998.
[2] The above tables exclude the liabilities and claim developments for reinsurance coverage written for related parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed.

                                                                                  1993     1994     1995     1996    1997     1998
------------------------------------------------------------------------------------------------------------------------------------
Liabilities, net and gross of reinsurance for
  unpaid claims and claim adjustment expenses                                       $504     $495     $550     $500     $505    $501
  excluded
------------------------------------------------------------------------------------------------------------------------------------

Included in the tables above is the impact of the change in The Hartford's method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants, which was effective January 1, 1994.


LIFE RESERVES

In accordance with applicable insurance regulations under which the Life segment operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

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

The Hartford's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory accounting practices.

CEDED REINSURANCE

Consistent with normal industry practice, The Hartford cedes insurance risk to reinsurance companies. For property and casualty operations, these reinsurance arrangements provide greater diversification of business and limit The Hartford's maximum net loss arising from large risks or catastrophes.

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

Consistent with normal industry practice, HLI is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1998, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is the return on invested assets. The Hartford's investment activities are primarily divided between property and casualty and life operations. The investment portfolios of both the property and casualty and life operations are managed based on the underlying characteristics and nature of their respective liabilities.

The investment objective of property and casualty operations is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The primary investment objective of the life operation's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations.

For a further discussion of The Hartford's approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Note 3 of Notes to Consolidated Financial Statements.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

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

Most states have enacted legislation that regulates insurance holding company systems such as The Hartford. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

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

The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford's international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to generally less restrictive domestic insurance regulations. The Monetary Authority of Singapore, the regulatory body in Singapore, does not currently allow foreign companies to own a majority share of local companies.

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

EMPLOYEES

The Hartford had approximately 25,000 employees as of February 28, 1999.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 1999 Proxy Statement. In addition to those executive officers who are listed in the 1999 Proxy Statement, listed below are other Company executive officers, the majority of whom have served in similar positions for The Hartford prior to the Distribution (referred to herein as "Hartford Fire"):

JOSEPH H. GAREAU, 52, has been Executive Vice President and Chief Investment Officer of Hartford Fire since 1993 and became Executive Vice President and Chief Investment Officer of the Company in December 1995. Prior to that time, he served as Senior Vice President and Chief Investment Officer for the domestic property and casualty operations of Hartford

Fire. Mr. Gareau was elected Vice President of Hartford Fire in 1987.

JOHN N. GIAMALIS, 41, has been Senior Vice President and Controller of The Hartford since December 1998. He joined The Hartford in January 1997, functioning as Vice President and Corporate Controller and Director of Corporate Financial Reporting and Analysis. Prior to joining The Hartford, Mr. Giamalis held senior financial positions in the insurance and technology industries and served in public accounting as Senior Manager with Deloitte & Touche.

HELEN G. GOODMAN, 58, has been Senior Vice President, Human Resources of Hartford Fire since 1994 and became Group Senior Vice President, Human Resources of the Company in December 1995. Prior to that time, she held the position of Senior Vice President, Human Resources for Tambrands Inc.

EDWARD L. MORGAN, 55, has been Senior Vice President, Corporate Relations and Government Affairs of Hartford Fire since 1993 and became Group Senior Vice President, Corporate Relations and Government Affairs of the Company in December 1995. From 1991 to 1993, he served as Vice President and Director of Corporate Relations of Hartford Fire. Prior to that time, Mr. Morgan held the position of Vice President of Corporate Relations at Allstate Insurance Company.

MICHAEL S. WILDER, 57, has been Senior Vice President of Hartford Fire since 1987 and General Counsel of Hartford Fire since 1975. He became Group Senior Vice President and General Counsel of the Company in December 1995.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. The Hartford's international subsidiaries own approximately 218 thousand square feet of office space in the Netherlands, 12 thousand square feet in Spain, 7 thousand square feet in Singapore and 600 square feet of office space in the United Kingdom. In addition, The Hartford leases approximately 5.0 million square feet throughout the United States and 24 thousand square feet in other countries.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is a defendant in various lawsuits arising out of its business. In the opinion of management, final outcome of these matters, after consideration of provisions made for potential losses and costs of defense, will not materially affect the consolidated financial condition, results of operations or cash flows of The Hartford.

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

On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share, restated to reflect the effect of the stock split.

                           1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
-------------------------- --------- --------- --------- --------
1998
Common Stock Price
   High                     $54.56     $57.50    $59.56   $57.75
   Low                       44.75      52.38     44.75    38.19
Dividends Declared            0.21       0.21      0.21     0.22
-------------------------- --------- --------- --------- --------
1997
Common Stock Price
   High                     $40.38     $43.13    $44.00   $46.78
   Low                       32.81      34.31     39.88    39.72
Dividends Declared            0.20       0.20      0.20     0.20
-------------------------- --------- --------- --------- --------

As of February 26, 1999, there were approximately 55,000 shareholders of record.

On October 15, 1998, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.22 per share. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)

                                                               1998           1997            1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                        $   15,022     $   13,461     $    12,577   $     12,247   $     11,249
Income (loss) before cumulative effect of
   accounting changes [2]                                      1,015          1,332             (99)           559            632
Net income (loss) [2] [3]                                      1,015          1,332             (99)           559            644
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                              $  150,632     $  131,743     $   108,840   $     93,855   $     76,765
Long-term debt and redeemable preferred stock                  1,548          1,482           1,032          1,022            682
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debentures                                     1,250          1,000           1,000             --             --
Total stockholders' equity                                     6,423          6,085           4,520          4,702          3,184
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA [4] [5]
BASIC EARNINGS PER SHARE
   Income (loss) before cumulative effect of
      accounting changes [2]                              $     4.36     $     5.64     $     (0.42)   $      2.39    $      2.70
   Net income (loss) [2] [3]                                    4.36           5.64           (0.42)          2.39           2.75
DILUTED EARNINGS PER SHARE
   Income (loss) before cumulative effect of
      accounting changes [2]                                    4.30           5.58           (0.42)          2.37           2.68
   Net income (loss) [2] [3]                                    4.30           5.58           (0.42)          2.37           2.74
DIVIDENDS DECLARED PER COMMON SHARE [6]                         0.85           0.80            0.80           3.33           0.97
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [7]                         102.9          102.3           105.2          104.5          102.5
Worldwide Property & Casualty [7] [8]                          103.7          103.6           105.0          103.6          100.9
------------------------------------------------------------------------------------------------------------------------------------

[1] Certain reclassifications to prior periods have been made to conform to the current period presentation. Also, 1998 includes $624 related to the recapture of an in force block of COLI business from MBL Life Assurance Co. of New Jersey.
[2] 1997 includes an equity gain of $368, or $1.56 basic/$1.54 diluted earnings per share, resulting from the initial public offering of HLI. 1996 includes other charges of $693, after-tax, or $2.96 basic/diluted earnings per share, consisting primarily of environmental and asbestos reserve increases and recognition of losses on guaranteed investment contract business (for additional information, see MD&A).
[3] 1994 includes $12, after-tax, or $0.05 basic/diluted earnings per share, for the net cumulative effect of accounting changes for accounting for certain investments in debt and equity securities and the change in the method of discounting to present value certain workers' compensation reserves.
[4] On May 21, 1998, the Board of Directors of The Hartford Financial Services Group, Inc. declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Share and per share data have been restated to reflect the effect of the split.
[5] Actual number of weighted average common shares outstanding at December 31, 1995 of 234.2 and actual number of weighted average common shares outstanding and dilutive potential common shares at December 31, 1995 of
     235.4 are retroactively presented for all prior periods.
[6] Prior to the Distribution on December 19, 1995, dividends that The Hartford declared were paid to ITT, which then paid dividends to its shareholders.
[7] 1996 excludes the impact of $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was 116.9 for North American Property & Casualty (for additional information, see MD&A) and 114.6 for Worldwide Property & Casualty.
[8] Combined ratios exclude the results of the Other Operations segment for all periods presented.

Outlined in the table below are U.S. Industry Combined Ratios for each of the five years ended December 31:

                                                               1998           1997           1996          1995           1994
------------------------------------------------------------------------------------------------------------------------------------
U.S. Industry Combined Ratios  [a]                              105.0          101.8          105.9         106.4          108.4
------------------------------------------------------------------------------------------------------------------------------------

[a] U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 1998 is an A.M. Best estimate prepared as of January 1999.

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford" or the "Company") as of December 31, 1998, compared with December 31, 1997, and its results of operations for the three years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Consolidated Results of Operations: Operating Summary       11
North American Property & Casualty                          13
Commercial                                                  14
Personal                                                    15
Reinsurance                                                 16
Life                                                        17
International                                               20
Other Operations                                            22
Reserves                                                    23
Environmental and Asbestos Claims                           23
Investments                                                 25
Capital Markets Risk Management                             28
Capital Resources and Liquidity                             39
Regulatory Initiatives and Contingencies                    41
Effect of Inflation                                         43
Accounting Standards                                        43

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OVERVIEW
                                                                                     1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $      11,616      $      10,479     $       10,180
Net investment income                                                                 3,102              2,655              2,523
Net realized capital gains (losses)                                                     304                327               (126)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             15,022             13,461             12,577
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        8,613              7,977              8,942
Amortization of deferred policy acquisition costs and other expenses                  4,934              4,149              3,953
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        13,547             12,126             12,895
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                     1,475              1,335               (318)
Equity gain on HLI initial public offering                                               --                368                 --
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                     1,475              1,703               (318)
Income tax expense (benefit)                                                            388                334               (219)
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE MINORITY INTEREST                                      1,087              1,369                (99)
Minority interest in consolidated subsidiary                                            (72)               (37)                --
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                           1,015              1,332                (99)
Less:    Net realized capital gains, after-tax  [1]                                     199                215                 57
         Other items, after-tax                                                          --                368               (693)
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         816      $         749      $         537
------------------------------------------------------------------------------------------------------------------------------------

[1] 1996 excludes GIC (see below) net realized capital losses of $137, after-tax. This amount is included in other items.

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for 1998 increased $1.6 billion, or 12%, from 1997. This improvement was due primarily to higher aggregate fees earned on growth in account values in the Investment Products and Individual Life operations resulting from strong sales and equity market appreciation, the recapture of an in force block of corporate owned life insurance ("COLI") business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey ("MBL Life"), an increase in earned premiums and service fee revenues in the Personal segment and higher net investment income. Partially offsetting these increases were lower net realized capital gains. In addition, revenues for 1998 also increased as a result of proceeds from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"). (For an analysis of net investment income and net realized capital gains, see the Investments section.)

In 1998, core earnings increased $67, or 9%, from 1997 primarily due to an increase in fees earned resulting from growth in account values in the Investment Products and Individual Life operations due to strong sales and equity market appreciation, an increase in net other considerations, primarily as a result of the IRI transaction, and higher net investment income. Partially offsetting these increases were a decrease in underwriting results, primarily the result of higher catastrophe losses, as well as an increase in other non-underwriting expenses.

Revenues for 1997 increased $884, or 7%, from 1996. The growth was primarily due to increases in fee income earned on separate account assets, higher group life and disability sales and premium growth in the Reinsurance segment and business written under an exclusive licensing arrangement with The American Association of Retired Persons ("AARP"). Partially offsetting this increase was a decrease in COLI premiums as a result of the Health Insurance Portability and
Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibility of interest on policy loans under leveraged COLI by 1998, and a decrease in premium in mid-to-large commercial accounts and agency personal lines. Higher net investment income and net realized capital gains also contributed to the revenue increase.

In 1997, core earnings increased $212, or 39%, from 1996 primarily due to a reduction in domestic property catastrophe and other severe weather-related losses of $132, after-tax. Also contributing to the increase were higher net investment income, growth in earnings in the Investment Products operation, the reduction of incurred environmental and asbestos losses and a reduction of losses on guaranteed investment contract ("GIC") business. Soft market conditions related to automobile insurance in the United Kingdom and increased debt service costs partially offset the increase.

NET REALIZED CAPITAL GAINS

See "Investment Results" in the Investments section.

OTHER ITEMS

Net income for 1997 includes a $368 equity gain resulting from the initial public offering of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, Class A common stock ("The Offering"). (For additional information, see Note 2 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

Net income for 1996 includes other charges related to environmental and asbestos reserve increases, net of taxes, of $429 in North American Property & Casualty and $81 in Other Operations (as discussed in the Environmental and Asbestos Claims section), recognition of losses on GIC business of $169 (as discussed in the Life section) and other, primarily foreign tax-related items, of $2 in each of North American Property & Casualty and the Life segment and $10 in Other Operations.

INCOME TAXES

The effective tax rates for 1998, 1997 and 1996 were 26%, 25% and 20%, respectively, excluding the impact of other items, as discussed above, in 1997 and 1996. The increase in the effective tax rate for 1997 was due to a reduction in the proportionate share of tax-exempt net investment income to total pre-tax income for 1997 compared to 1996. Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% U.S. statutory rate. Income taxes paid (refunds received) in 1998, 1997 and 1996 were $407, $(37) and $170, respectively. (For additional information, see Note 14 of Notes to Consolidated Financial Statements.)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Minority interest in consolidated subsidiary represents an approximate 19% minority interest in HLI's operating results. (For additional information, see
Note 2 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

PER COMMON SHARE

On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. The following table represents per common share data, restated to reflect the effect of the stock split, and return on equity for the past three years:

                                        1998     1997      1996
-----------------------------------------------------------------
Basic earnings per share                $4.36    $5.64    ($0.42)
Weighted average common shares
  outstanding                           232.8    236.0     234.5
Diluted earnings per share              $4.30    $5.58    ($0.42)
Weighted average common shares
  outstanding and dilutive potential
  common shares                         236.2    238.9     234.5
Return on equity [1]                     18.7%    28.3%     (2.3)%
-----------------------------------------------------------------
[1] Calculated by dividing net income (loss) by average equity excluding unrealized gain, after-tax. In 1997 and 1996, return on equity excluding other items (as discussed earlier) from net income (loss) was 20.5% and 13.8%, respectively.

SEGMENT RESULTS

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which include the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income and net realized capital gains and losses. Other Operations include operations which have ceased writing new business. Also, included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims.

The following is a summary of underwriting results by segment within North American Property & Casualty.

                                    1998      1997       1996
-----------------------------------------------------------------
Commercial                       $   (213)  $  (149)  $   (206)
Personal                               77        37       (110)
Reinsurance                           (36)      (14)       (10)
-----------------------------------------------------------------
   TOTAL [1]                     $   (172)  $  (126)  $   (326)
-----------------------------------------------------------------
[1] 1996 excludes the impact of a $660, before-tax, environmental and asbestos charge.

The following is a summary of core earnings and net income (loss).

CORE EARNINGS                       1998      1997       1996
-----------------------------------------------------------------
N. A. Property & Casualty        $    457   $   433   $    270
Life                                  386       306        200
International                          42        46         79
Other Operations                      (69)      (36)       (12)
-----------------------------------------------------------------
   CORE EARNINGS                 $    816   $   749   $    537
-----------------------------------------------------------------

NET INCOME (LOSS)                   1998      1997       1996
-----------------------------------------------------------------
N. A. Property & Casualty        $    604   $   583   $   (151)
Life                                  386       306         24
International                          92       110        127
Other Operations [1]                  (67)      333        (99)
-----------------------------------------------------------------
   NET INCOME (LOSS)             $  1,015   $ 1,332   $    (99)
-----------------------------------------------------------------

[1] 1997 includes a $368 equity gain resulting from the initial public offering of HLI.

A description of North American Property & Casualty, along with each reporting segment, as well as an analysis of the operating results summarized above, is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.


NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY
                                                                                      1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Underwriting revenue
   Earned premiums                                                            $       6,006      $       5,704     $        5,657
Other considerations [1]                                                                363                156                104
Net investment income                                                                   824                777                661
Net realized capital gains                                                              231                231                 15
------------------------------------------------------------------------------------------------------------------------------------
          Total revenues                                                              7,424              6,868              6,437
          --------------------------------------------------------------------------------------------------------------------------
Underwriting expenses
   Benefits, claims and claim adjustment expenses                                     4,287              4,069              4,994
   Amortization of deferred policy acquisition costs and other
     underwriting expenses                                                            1,891              1,761              1,649
Other non-underwriting expenses                                                         486                311                193
------------------------------------------------------------------------------------------------------------------------------------
          Total benefits, claims and expenses                                         6,664              6,141              6,836
          --------------------------------------------------------------------------------------------------------------------------
          Operating income (loss)                                                       760                727               (399)
Income tax expense (benefit)                                                            156                144               (248)
------------------------------------------------------------------------------------------------------------------------------------
          Net income (loss)                                                             604                583               (151)
Less:    Net realized capital gains, after-tax                                          147                150                 10
         Other items, after-tax [2]                                                      --                 --               (431)
------------------------------------------------------------------------------------------------------------------------------------
         Core earnings                                                        $         457      $         433      $         270
------------------------------------------------------------------------------------------------------------------------------------

[1] Other considerations represent servicing fee revenues and for 1998, $55 of proceeds related to the IRI transaction.
[2] Other items include environmental and asbestos reserve increases, net of taxes, of $429 and other, primarily foreign tax-related items, of $2.

As discussed above, The Hartford's management reviews and evaluates the performance of the three segments within North American Property & Casualty, Commercial, Personal and Reinsurance, primarily on an underwriting results basis. The combined underwriting results, along with items not directly allocable to the individual segments, are used in determining net income and core earnings of North American Property & Casualty. Items not directly allocable to the individual segments include net investment income, net realized capital gains and losses, other non-underwriting expenses, income taxes and certain other items.

The following is a summary of North American Property & Casualty core earnings by major component after-tax. Core earnings exclude net realized capital gains and other items.

                                1998        1997       1996
----------------------------------------------------------------
Underwriting results [1]      $  (112)   $    (82)  $   (212)
Net other considerations           52           3         15
Net investment income             656         619        531
Interest and other non-
  underwriting expenses [2]      (139)       (107)       (64)
----------------------------------------------------------------
   CORE EARNINGS              $   457    $    433   $    270
----------------------------------------------------------------
[1] 1996 excludes the impact of a $429, after-tax, environmental and asbestos charge.
[2]  Excludes expenses related to other considerations.

Underwriting results are discussed in each of the Commercial, Personal and Reinsurance segment sections. Net investment income is discussed in the Investments section.

Core earnings in 1998 for North American Property & Casualty were $457, an increase of $24, or 6%, from 1997. The increase was primarily due to a $37, or 6%, increase in net investment income and a $49 increase in net other considerations (primarily as a result of the IRI transaction), partially offset by a $30, or 37%, decrease in after-tax underwriting results and a $32, or 30%, increase in interest and other non-underwriting expenses.

Core earnings in 1997 for North American Property & Casualty were $433, an increase of $163, or 60%, from 1996. The increase was primarily due to a $130, or 61%, improvement in after-tax underwriting results and an $88, or 17%, increase in net investment income, partially offset by a $12, or 80%, decrease in net other considerations and a $43, or 67%, increase in interest and other non-underwriting expenses.

Interest and other non-underwriting expenses increased $32 in 1998 from 1997 and $43 in 1997 from 1996, on an after-tax basis. The increase in 1998 was primarily the result of an increase in certain corporate benefit and outside services expenses, while the 1997 increase was primarily the result of increased debt costs from additional borrowings and a reallocation of debt costs to North American Property & Casualty.

COMMERCIAL

OPERATING SUMMARY
                                                                                      1998               1997               1996
----------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       3,188      $       3,190      $       3,253
----------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       3,222      $       3,190      $       3,293
Benefits, claims and claim adjustment expenses                                        2,250              2,225              2,380
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                              1,185              1,114              1,119
-------------------------------------------------------------------------------- -------------------------------------------------
          UNDERWRITING RESULTS                                                $        (213)     $        (149)     $        (206)
          ------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                         106.2              104.5              105.8
----------------------------------------------------------------------------------------------------------------------------------
Other considerations [1]                                                      $         163      $          97      $         104
----------------------------------------------------------------------------------------------------------------------------------

[1] Other considerations represent fee revenues earned on servicing businesses and for 1998, included $55 of proceeds related to the IRI transaction.

Commercial provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. Commercial is organized into three customer markets: Business Insurance, Commercial Affinity and Commercial Specialty. Business Insurance provides standard commercial business for small accounts ("Select Customer") and mid-sized insureds. Commercial Affinity provides commercial risk management products and services to members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Its results include the bond lines and First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers. Agricultural, livestock and marine products are also managed within Commercial Specialty.

Written premiums decreased slightly in 1998 compared to 1997. Solid premium growth in the small commercial businesses, Select Customer and Commercial Affinity, as well as in the bond and agricultural lines, totaled 11% in 1998 compared to 1997. These growth businesses represented 42% of the Commercial segment's written premiums and contributed 4% to the segment's total written premium growth. Enhanced product offerings, specific geographic expansion strategies and partnerships with other entities were the primary drivers of these growth businesses. These increases, however, were offset by declines in the middle and large national account businesses primarily due to intense price competition in the casualty lines, where disciplined underwriting allowed business to move to other carriers rather than under pricing in order to retain accounts. In addition, the disposal of IRI in early 1998 and another unit in late 1997, with combined written premiums of $53 in 1997, contributed to the lack of growth in the Commercial segment. Excluding the impact of the disposed businesses, 1998 total Commercial written premiums would have increased 2% over 1997.

Underwriting results decreased $64, or 1.7 combined ratio points, in 1998 as compared with 1997. Increases in property catastrophe losses of $70, or 2.1 combined ratio points, were the primary factor in the decline, as catastrophe experience was worse in 1998 as compared to the highly favorable experience in the prior year. In addition, intense price competition in the mid and large-sized marketplace has resulted in reduced profit margins, as decreases in rate and price, particularly in the workers' compensation line, have outpaced loss cost savings. The Commercial segment, however, does continue to experience the benefit of its extensive cost containment strategies which mitigate the rate and price pressure on underwriting results.

Written premiums decreased $63, or 2%, in 1997 compared with 1996. Premium growth in several markets and lines of business including Select Customer, Commercial Affinity, bond, marine and agriculture, Specialty Property and Specialty Casualty totaled 6% in 1997, contributing 3% to the segment's total written premium growth rate. However, this total premium growth was more than offset by a 23% decline in large national accounts caused by declining workers' compensation rates and intense price competition.

In 1997,  underwriting  results  improved  $57, or 1.3  combined  ratio  points, compared with the prior year. The primary factors contributing to the improvement were reductions in property catastrophe and other severe weather-related losses of $76 and a reduction of asbestos and environmental incurred losses of $67. Also, favorable loss and loss expense development trends, particularly in workers' compensation and other casualty lines, were generated through the execution of the segment's total cost containment strategy which included loss prevention and avoidance, early reporting, active claim management and prompt return to work programs. Partially offsetting the favorable losses described above, was a $103 reduction in earned premiums, primarily from the declining written premiums from large national accounts.

OUTLOOK

Difficult market conditions and intense price competition within many markets of the commercial sector are likely to continue into the foreseeable future. The combined effects of excess capital, decreasing demand and new forms of competition have particularly impacted the mid-to-large commercial accounts markets over the past few years. In response to these conditions, the Commercial segment has undertaken several major strategic actions, with many completed in 1998. Pricing actions in the mid-to-large account marketplace were initiated during 1998 and are expected to have a positive impact on profitability in 1999. Strategic alliances have been formed with several major national and regional banks, insurance and other companies to market commercial products to their customers. Investments in such areas as advertising, product research and development, technology and staff training have continued, in an effort to heighten brand awareness, increase product offerings, further develop alternative distribution channels and improve productivity. Management believes the result of these and other actions taken may counterbalance the negative external factors in the commercial market and position the Commercial segment for improved written premium growth in 1999 and beyond, while maintaining core profitability.


PERSONAL

OPERATING SUMMARY
                                                                                      1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       2,220      $       1,893      $       1,864
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       2,068      $       1,869      $       1,835
Benefits, claims and claim adjustment expenses                                        1,477              1,371              1,555
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                                514                461                390
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $          77      $          37      $        (110)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                          97.1               98.6              105.2
------------------------------------------------------------------------------------------------------------------------------------
Other considerations [1]                                                      $         200      $          59      $          --
------------------------------------------------------------------------------------------------------------------------------------

[1] Other considerations represent service fee revenues earned on AARP's Health Care Options (discussed below).

Personal provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. Personal is organized to provide customized products and services to five markets: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni Insurance Group, Inc. ("Omni"), which was acquired in 1998; customers of financial institutions through an affinity center which began in 1996 and is building from the AARP operation competencies; and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through the year 2002 for automobile, homeowners and home-based business and through 2007 for

Health Care Options, thus providing the Personal segment with an important competitive advantage.

Written premiums increased $327, or 17%, in 1998 compared with 1997. The acquisition of Omni accounted for $167, or 9%, of the written premiums increase. As of December 31, 1998, non-standard auto coverage through Omni was available in 19 states compared with 13 states at the time of acquisition. Favorable underwriting experience was passed through to AARP members in reduced rates, and the program posted a written premiums increase of $65, or 5%, contributing 3% to the segment's total written premium growth in 1998. Agency experienced substantial premium growth improvement in 1998 with an increase of $67, or 11%, contributing 4% to the segment's total written premium growth. A primary driver of this premium growth was the strategic shift from homeowners to automobile coverages which began in 1997. The Affinity unit, which is still in a start-up phase, experienced growth of $28, or 105%, in 1998, contributing 1% to the segment's total written premium growth.

Underwriting results improved by $40, with a corresponding 1.5 point improvement in the combined ratio, in 1998 compared with 1997. The combined ratio decrease resulted from loss cost improvements in automobile and homeowners from expanded cost containment initiatives, effecting the combined ratio by 3.8 points. Offsetting this improvement were significantly higher property catastrophes in 1998 of $71 compared to $32 in 1997, impacting the combined ratio by 1.8 points, and increased underwriting expenses impacting the combined ratio by 0.5 points. Property catastrophe and other severe weather-related experience was unusually low in 1997. The increase in underwriting expenses was primarily from investments in growth initiatives, acquisition costs related to premium growth and from investment in the Affinity unit start-up organization, partially offset by lower dividends to policyholders.

Written premiums increased $29, or 2%, in 1997 compared to 1996 due primarily to strong growth in AARP premiums of $78, or 7%, contributing 4% to the segment's total written premium growth, which benefited from the favorable expansion of this demographic group. Partially offsetting the increase in AARP was a decline in Agency premiums of $49, or 7%, contributing a reduction of 3% to the segment's total written premiums. The Agency decline in 1997 was due to the sale of the Company's Canadian personal lines as well as disruption in the incoming flow of business associated with a major strategic shift in emphasis from homeowners to automobile coverages. AARP written premiums of $1.3 billion represented 67% of the 1997 Personal premiums, up from 64% in 1996.

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

OUTLOOK

Intense competition in the personal markets will remain in the foreseeable future, primarily in the personal automobile line. Several major strategic actions have been initiated over the past two years, with many completed in 1998. Aggressive entry into and subsequent expansion in the non-standard personal automobile insurance market through the acquisition of Omni, in early 1998, provides the Personal segment with a highly-regarded and well-established franchise as a leverage for future growth. (For additional information, see the Capital Resources and Liquidity section under "Omni".) Strategic alliances have been formed with several major national and regional banks to market personal products to their customers. The Hartford Customer Services Group contracted with AARP to service its group health insurance plan partners and recipients beginning January 1, 1998. Investments in such areas as advertising, product research and development, agency relations, technology and staff training have continued, in an effort to heighten brand awareness, increase product offerings, further develop alternative distribution channels and improve productivity. As a result of these and other actions taken, management believes the Personal segment is positioned for continued written premium growth increases in 1999 and beyond, while maintaining core profitability.

REINSURANCE

Operating Summary
                                                                                      1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $         711      $         688      $         571
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $         716      $         645      $         529
Benefits, claims and claim adjustment expenses                                          560                473                399
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                                192                186                140
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $         (36)     $         (14)     $         (10)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                        105.7              102.6              102.1
------------------------------------------------------------------------------------------------------------------------------------

The Hartford assumes reinsurance worldwide through its ten Hartford Reinsurance Company ("HartRe") offices located in Hartford, San Francisco, Miami, Philadelphia, Toronto, London, Madrid, Munich, Hong Kong and Taipei. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business.

Written premiums increased $23, or 3%, in 1998 primarily due to the acquisition of renewal rights for the reinsurance business of a large Italian insurance company and a significant single finite risk account. Partially offsetting these increases were reductions in North American and European premiums caused by rate reductions arising from market conditions and the impact of unfavorable foreign exchange rates on Hong Kong premiums. Written premiums increased $117, or 20%, in 1997 primarily due to the acquisition in late 1996 of renewal rights for the business of Security Re and San Francisco Re.

Underwriting results for 1998 decreased $22, or 3.1 combined ratio points, from 1997 due primarily to the impact of higher net property catastrophe losses of $47, which were somewhat offset by increased new business premiums in finite casualty which has a lower combined ratio than traditional casualty lines. Underwriting results for 1997 decreased $4, or 0.5 combined ratio points, from 1996 as favorable worldwide property catastrophe experience was offset by increasingly competitive market conditions which softened premium rate levels.

OUTLOOK

The reinsurance market is highly competitive and prices remain relatively soft in most product lines in most parts of the world. While HartRe remains focused on its long-term goals, the discipline of writing profitable business will be maintained, even at the expense of premium growth. On a positive note, responsible buyers are looking to establish core relationships with a select group of financially strong reinsurers which possess specialized product and geographic spread, service capabilities, and expertise. HartRe stands ready to capitalize on these strengths in view of the changing marketplace.

LIFE

OPERATING SUMMARY [1]
                                                                                     1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $       3,833      $       3,163     $        3,069
Net investment income                                                                 1,955              1,536              1,530
Net realized capital losses                                                              --                 --               (219)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              5,788              4,699              4,380
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        3,227              2,671              2,727
Amortization of deferred policy acquisition costs and other expenses                  1,976              1,548              1,622
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         5,203              4,219              4,349
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              585                480                 31
Income tax expense                                                                      199                174                  7
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                     386                306                 24
Less:    Net realized capital losses, after-tax [2]                                      --                 --                 (5)
         Other items, after-tax [3]                                                      --                 --               (171)
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         386      $         306      $         200
------------------------------------------------------------------------------------------------------------------------------------

[1] Life results are presented before the effect of an approximate 19% minority interest in HLI, which is reflected in Other Operations.
[2] 1996 excludes GIC (discussed below) net realized capital losses of $137, after-tax, which is included in other items.
[3] Other items primarily consist of a $169, after-tax, third quarter 1996 loss in GIC.

The Life segment consists of the following reportable operations: Investment Products, Individual Life, Employee Benefits and COLI. The Life segment includes in an Other category its international operations, which are primarily located in Latin America, and corporate items not directly allocable to any of its reportable operations.

On May 22, 1997, HLI, the holding company parent of The Hartford's significant life subsidiaries, completed the initial public offering of approximately 19% of its common stock. (For additional information, see Capital Resources and Liquidity section under "The Offering".)

Revenues increased $1.1 billion, or 23%, to $5.8 billion in 1998 from $4.7 billion in 1997. The increase was due to the continued growth of revenues in the Investment Products operation of $274 and the Individual Life operation of $57 as a result of higher aggregate fees earned on growth in account values due to strong sales and equity market appreciation. Additionally, revenues in the COLI operation increased $587 primarily due to the fourth quarter of 1998 recapture of an in force block of COLI business previously ceded to MBL Life. Higher revenues in the Employee Benefits operation of $109, primarily due to strong sales and renewals, also contributed to the revenue increase.

Core earnings increased $80, or 26%, to $386 in 1998 from $306 in 1997, primarily as a result of an increase in earnings in the Investment Products operation of $64 and in the Individual Life operation of $9, both of which were driven by fees earned on increased separate account assets due to strong sales and equity market appreciation. Additionally, earnings in the

Employee Benefits operation increased $13 principally due to an increase in group insurance revenue and favorable mortality and morbidity experience.

Revenues increased $319, or 7%, to $4.7 billion in 1997 from $4.4 billion in 1996. The growth was primarily due to the Investment Products operation where revenues increased $503 in 1997 from 1996 as a result of fee income earned on growth in separate account assets due to strong annuity sales and equity market appreciation. Investment Products revenues were also impacted by the segment's GIC business, where revenues increased $205, primarily as a result of net realized capital losses in the third quarter of 1996. Additionally, strong sales and renewals related to the Employee Benefits operation contributed $237 to the revenue growth. Partially offsetting these increases was a decrease in COLI revenues of $380 due to the HIPA Act of 1996, which virtually eliminated all new sales of leveraged COLI.

Core earnings increased $106, or 53%, to $306 in 1997 from $200 in 1996, primarily as a result of an increase in earnings in the Investment Products operation of $107. This growth was the result of increased earnings of $51 from individual annuity products which was driven by fees earned on an increase in total account value due to strong sales and equity market appreciation, as well as a reduction in losses of $50 in the GIC business as a result of actions taken in the third quarter of 1996. Earnings in the Employee Benefits operation increased $13 principally due to growth in group insurance revenue and favorable mortality and morbidity experience. In addition, earnings in the Individual Life operation increased $12 due to fees earned on total account value which grew due to strong sales and equity market appreciation. Partially offsetting these increases was a decrease in core earnings of $27 in Other due primarily to an increase in capital allocated to the operations, as well as higher interest expense as a result of increased indebtedness in conjunction with the Offering. (For additional information, see Capital Resources and Liquidity section under "The Offering" and "Debt".) In addition, the 1997 results were impacted by a $6 operating loss related to the Life segment's international operations.


SUMMARY RESULTS
                                           1998                              1997                               1996
                             --------------------------------- ---------------------------------- ----------------------------------
                                                        Net                                 Net                                Net
                                           Core       Income                   Core       Income                  Core       Income
                            Revenues   Earnings [1]   (Loss)    Revenues   Earnings [1]   (Loss)   Revenues   Earnings [1]   (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Investment Products         $    1,784 $      266    $   266   $   1,510     $   202     $   202  $   1,007   $      95     $   (79)
Individual Life                    567         65         65         510          56          56        472          44          44
Employee Benefits                1,809         71         71       1,700          58          58      1,463          45          45
Corporate Owned Life
   Insurance                     1,567         24         24         980          27          27      1,360          26          26
Other                               61        (40)       (40)         (1)        (37)        (37)        78         (10)        (12)
------------------------------------------------------------------------------------------------------------------------------------
         Total              $    5,788 $      386    $   386   $   4,699     $   306     $   306  $   4,380   $     200     $    24
------------------------------------------------------------------------------------------------------------------------------------

[1]  Core  earnings  represent  after-tax  operational  results  excluding,   as
     applicable, net realized capital gains or losses and certain other items, primarily GIC charges in 1996.

The following describes each operation, including products and services offered, and analyzes the above results.

Investment Products
-------------------

The Investment Products operation focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual annuities and other investment products. The individual annuity products offered include individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities. The other investment products offered include retail mutual funds, deferred compensation and retirement plan services, structured settlement contracts, other special purpose annuity contracts and investment management services. The Company was ranked the number one writer of individual variable annuities in the United States for 1998 according to Variable Annuity and Research Data Service (VARDS) with a 10% market share. In addition, mutual fund assets of approximately $2.5 billion at December 31, 1998 were more than double prior year levels.

Revenues in 1998 increased $274, or 18%, to $1.8 billion from $1.5 billion in 1997. This growth was driven by individual annuity revenues which increased $268 over the prior year due to fee income earned on growth in separate account assets. Average individual variable annuity account values increased $14.9 billion, or 38%, to $54.6 billion in 1998 from $39.7 billion in 1997, primarily due to continued strong sales of individual variable annuities as well as equity market appreciation. Individual variable annuity sales reached $9.9 billion and $9.7 billion in 1998 and 1997, respectively. Associated with the strong sales and continued growth in Investment Products, amortization of deferred costs increased $76 and other expenses increased $107 over prior year levels. Substantial growth in total average account values in 1998, coupled with continued operating efficiencies, increased the operation's core earnings $64, or 32%, to $266 in 1998 from $202 in 1997.

Revenues increased $503, or 50%, to $1.5 billion in 1997 from $1.0 billion in 1996. This increase was primarily due to improved individual annuity revenues which increased $253, reflecting a substantial increase in aggregate fees earned as a result of the operation's growing block of separate account assets. Average individual variable annuity account values increased $13.1 billion to $39.7 billion in 1997 from $26.6 billion in 1996, primarily due to strong sales of individual variable annuities, as well as equity market appreciation. In addition, $205 of the revenue increase was related to GIC business, which was primarily impacted by $219 of net realized capital losses in the third quarter of 1996. Associated with the strong sales and continued growth in this operation, benefits, claims and expenses grew $67 over the prior year. A 27% growth in total average account value in 1997, coupled with operating efficiencies and a reduction in losses of $50 primarily as a result of actions taken in the third quarter of 1996 related to GIC, increased core earnings $107 to $202 in 1997 from $95 in 1996.

Individual Life
---------------

The Individual Life operation, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance.

Revenues in 1998 increased $57, or 11%, to $567 from $510 in 1997, reflecting the impact of applying cost of insurance charges and variable life fees earned on the growing block of variable life insurance. Variable life average account values increased $562, or 67%, to $1.4 billion in 1998 from $840 in 1997 due to strong sales of $127 in 1998, a 30% increase over prior year levels, as well as equity market appreciation. Total benefits, claims and claim adjustment expenses and amortization of deferred costs increased $18 and $21, respectively, over prior year levels. The growth in the Individual Life operation's account values, particularly variable life, resulted in an increase in core earnings of $9, or 16%, in 1998.

Revenues in 1997 increased $38, or 8%, to $510 from $472 in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company which increased 1996 revenues by $9. Excluding this transaction, 1997 revenues increased $47, or 10%, as compared to 1996, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Total account values increased $555, or 17%, to $3.8 billion in 1997 from $3.2 billion in 1996. Total benefits, claims and expenses increased $19, or 5%, to $423 in 1997 from $404 in 1996. The growth in the Individual Life operation's account values, particularly variable life, along with favorable mortality experience contributed to an increase in core earnings of $12 in 1997.

Employee Benefits
-----------------

The Employee Benefits operation sells group life and group disability insurance as well as other products including stop loss and supplementary medical coverage to employers and employer sponsored plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company was the second largest provider of group disability insurance in the United States for the nine months ended September 30, 1998.

Revenues increased $109, or 6%, to $1.8 billion in 1998 from $1.7 billion in 1997. This increase in revenues was driven by strong sales of fully insured business, excluding buyouts, which were $397 in 1998, an increase of $68, or 21%, compared to 1997. This growth in new sales was driven by group life and group disability business where sales, excluding buyouts, grew 20% compared to the prior year. Expenses increased $96, or 6%, as compared to the prior year primarily due to higher benefits, claims and claim adjustment expenses associated with this growing block of business. As a result of increased premium revenue, an increased level of investment in tax-exempt securities and favorable mortality and morbidity experience, core earnings increased $13, or 22%, to $71 in 1998 from $58 in 1997.

Similar factors generated an increase in revenues of $237, or 16%, to $1.7 billion in 1997 from $1.5 billion in 1996. Sales of fully insured business, excluding buyouts, were $329 in 1997, an increase of $91, or 38%, compared to 1996. Expenses increased $224, or 16%, as compared to the prior year primarily due to higher benefits, claims and claim adjustment expenses. As a result, core earnings increased $13, or 29%, to $58 in 1997 from $45 in 1996.

Corporate Owned Life Insurance
------------------------------

The COLI operation includes life insurance products sold for funding of other post employment benefits and other non-qualified benefit programs provided by corporations, and also includes business sold on a leveraged basis.

Revenues in this operation increased $587, or 60%, to $1.6 billion in 1998 from $980 in 1997. This increase was primarily due to revenues of $624 related to the recapture of an in force block of leveraged COLI business from MBL Life in the fourth quarter of 1998, as discussed earlier. In addition, revenues increased due to fee income on growing variable COLI account values, partially offset by declines in fees on leveraged COLI as that block of business continues to decline due to the HIPA Act of 1996. Benefits, claims and expenses increased $593, or 63%, to $1.5 billion in 1998 from $938 in 1997 due primarily to the MBL Recapture discussed previously. Core earnings declined $3, or 11%, to $24 in 1998 from $27 in 1997 as the growth in the Company's variable COLI business was offset by the declining block of leveraged COLI. The MBL Recapture had no impact on core earnings or net income in 1998.

COLI revenues decreased $380, or 28%, to $980 in 1997 from $1.4 billion in 1996. Expenses also declined, primarily due to a $394 decrease in dividends to policyholders. These decreases were primarily the result of the HIPA Act of 1996 discussed above. Core earnings of $27 in 1997 were consistent with 1996.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the

Life segment's asset and fully insured premium growth and to maximize shareholder value. The Life segment's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Life segment's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations. Certain proposed legislative initiatives which could impact the Life segment are discussed in the Regulatory Initiatives and Contingencies section.

INTERNATIONAL

OPERATING SUMMARY
                                                                                     1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $       1,413      $       1,452     $        1,338
Net investment income                                                                   164                185                183
Net realized capital gains                                                               70                 95                 73
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              1,647              1,732              1,594
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          946              1,037                920
Amortization of deferred policy acquisition costs and other expenses                    576                533                482
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         1,522              1,570              1,402
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              125                162                192
Income tax expense                                                                       33                 52                 65
------------------------------------------------------------------------------------------------------------------------------------
          Net income                                                                     92                110                127
Less:    Net realized capital gains, after-tax                                           50                 64                 48
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $          42      $          46      $          79
------------------------------------------------------------------------------------------------------------------------------------

The International segment includes direct insurance business written by Zwolsche Algemeene ("Zwolsche") located in the Netherlands, Belgium and Luxembourg, ITT Ercos in Spain, People's Insurance Company Limited ("People's Insurance"), of which The Hartford acquired a 49% interest in January 1998, in Singapore and London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") in the United Kingdom, until its sale by The Hartford in November 1998, as discussed below. These companies offer property and casualty products in both personal and commercial lines as well as life insurance products and services designed to meet the needs of local customers. In addition, Other primarily represents People's Insurance and home office expenses associated with managing international operations.

On November 16, 1998, The Hartford completed the sale of London & Edinburgh to Norwich Union, a leading provider of general and life insurance in the United Kingdom. The Hartford received approximately $525, before costs of sale, for the ongoing operations of London & Edinburgh. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.
Excess Insurance Co. Ltd. is included in The Hartford's Other Operations segment. The gain from the sale of London & Edinburgh of $33, after-tax, has been reported in the investment results of North American Property & Casualty. London & Edinburgh's operating results are included in the International segment results through the date of sale and, therefore, are not comparable to prior year results.

In 1998, revenues of $1.6 billion were $85, or 5%, lower than 1997, primarily due to the sale of London & Edinburgh which reflects operating results to the date of sale. Excluding London & Edinburgh, revenue growth over 1997 was 5%. Market conditions in property and casualty business in the Netherlands were very competitive, resulting in nominal premium growth, while life business produced modest growth. Zwolsche revenue was down 4% due to lower net realized capital gains and a negative foreign exchange impact due to weakness in the Dutch
Guilder. ITT Ercos revenues were up significantly due to 62% growth in automobile written premiums. Also, People's Insurance contributed $22 of revenues in 1998. Foreign exchange impacts on total revenues were negligible in 1998 as the strength in the Sterling offset weakness in the Guilder.

Core earnings of $42 in 1998 decreased $4, or 9%, from 1997. The decrease in core earnings from 1997 was due to declining automobile underwriting results at ITT Ercos, a slightly higher casualty loss ratio and higher expenses related to Year 2000 and Euro conversion initiatives at Zwolsche and higher home office expenses in Other. Partially offsetting these decreases were a $6 increase at London and Edinburgh due to results reflecting operations through the date of sale. The increase at London & Edinburgh was due to improved personal lines results, including automobile, offset by higher losses from weather events, losses related to professional liability claims and a lower effective tax rate. A negative foreign exchange impact of $1 resulted primarily from weakness in the Guilder.

In 1997, revenues of $1.7 billion were $138, or 9%, higher than 1996, primarily due to new business attributable to an agreement entered into at the end of 1996 with Nationwide Building Society ("Nationwide") at London & Edinburgh to underwrite exclusively the homeowners business of Nationwide's customers. Growth over 1996, excluding Nationwide, was dampened by soft market conditions in the United Kingdom. In addition, the U.S. dollar strengthened against the Guilder and Peseta during 1997 compared to 1996, while weakening against the Sterling which overall had a negative foreign exchange impact on revenues of $17.

Core earnings of $46 in 1997 decreased $33, or 42%, from 1996. The decrease in core earnings was due to a $33 decrease in after-tax underwriting results in the automobile line at London & Edinburgh and unfavorable foreign exchange of $5 in the Netherlands, due to the strengthening of the U.S. dollar.


SUMMARY RESULTS                            1998                              1997                               1996
                             --------------------------------- ---------------------------------- ----------------------------------
                                                        Net                                 Net                                Net
                                           Core       Income                   Core       Income                  Core       Income
                            Revenues   Earnings [1]   (Loss)    Revenues   Earnings [1]   (Loss)   Revenues   Earnings [1]   (Loss)
------------------------------------------------------------------------------------------------------------------------------------
London & Edinburgh          $    1,117 $      20     $    31   $    1,225   $    14      $    27  $    1,056  $      48     $    50
Zwolsche                           413        31          68          432        33           83         459         32          76
ITT Ercos                           95        (2)         --           75         2            3          78          3           4
Other                               22        (7)         (7)          --        (3)          (3)          1         (4)         (3)
------------------------------------------------------------------------------------------------------------------------------------
         Total              $    1,647 $      42     $    92   $    1,732   $    46      $   110  $    1,594  $      79     $   127
------------------------------------------------------------------------------------------------------------------------------------

[1]  Core  earnings  represent  after-tax  operational  results  excluding,   as
     applicable, net realized capital gains or losses.

London & Edinburgh
------------------

As previously discussed, on November 16, 1998, the sale of London & Edinburgh to Norwich Union was completed and 1998 reported results are for the period ended at this date and, therefore, are not comparable to prior year results. During 1998, the United Kingdom market continued to be very competitive. However, revenue growth of approximately $70 in the creditor line of business and revenues of approximately $40 from the addition of homeowners business more than offset reduced growth in automobile and most lines within the commercial business. For the ten month period ended October 31, 1998, property and casualty revenue growth was 7%. During 1998, foreign exchange had a positive impact on revenues of $10.

Core earnings for the period ended November 16, 1998 were $20. During 1998, improved underwriting results in personal lines were offset by higher losses from weather events and losses associated with professional liability claims. While overall operating results improved in 1998 versus the prior year, soft market conditions continued to prevail in most areas.

In 1997, revenues at London & Edinburgh of $1.2 billion increased $169, or 16%, over 1996. In local currency, 1997 revenues grew 10% overall with 25% growth in net written premiums. The increase in revenues and net written premiums was primarily due to a new business agreement entered into at the end of 1996 with Nationwide. In 1997, the weakening of the U.S. dollar against the Sterling resulted in a positive foreign exchange impact on revenues of $59.

Core earnings for 1997 of $14 decreased $34, or 71%, over 1996. In local currency, core earnings were down 72% as a result of a $31, after-tax, decrease in the underwriting results of the automobile line, due to reserve strengthening. The foreign exchange impact on core earnings for 1997 was negligible.

Zwolsche
--------

In 1998, revenues at Zwolsche of $413 decreased $19, or 4%, from 1997. In local currency, 1998 total revenues decreased by 1%. The decrease in local currency revenues was primarily due to a 22% decrease in net realized capital gains which more than offset net written premium growth of 1% and 2% in property and casualty and life operations, respectively, and overall net investment income growth of 11%. The property and casualty market remained very competitive in 1998 while the life business continued to be reasonably priced. Strengthening in the U.S. dollar against the Guilder resulted in a negative foreign exchange impact on revenues of $14.

In 1998, core earnings at Zwolsche of $31 decreased $2, or 6%, from 1997. On a local currency basis, core earnings also decreased 6% from 1997. Life core earnings increased 4% on a local currency basis, with continued favorable operating performance in savings and asset management product areas. Property and casualty core earnings on a local currency basis decreased 18% due to a slightly increased loss ratio and higher expenses associated with Year 2000 and Euro conversion initiatives. A strengthening U.S. dollar against the Guilder negatively impacted core earnings by $1.

In 1997, revenues at Zwolsche of $432 decreased $27, or 6%, over 1996. In local currency, 1997 total revenues grew by 8% as a result of 28% growth in net realized capital gains and 9% net written premium growth in the life savings and mortgage product lines. All property and casualty lines were flat compared to 1996 net written premium levels in local currency terms. Strengthening in the U.S. dollar against the Guilder resulted in a negative foreign exchange impact on revenues of $64.

In 1997, core earnings of $33 improved $1, or 3%, over 1996 levels in U.S. dollar terms. In local currency, 1997 core earnings achieved 19% growth due to strong underwriting results; however, this was offset by a negative foreign exchange impact on core earnings of $5.

ITT Ercos
---------

In 1998, revenues at ITT Ercos of $95 increased $20, or 27%, from 1997. On a local currency basis, revenues also increased 27% from 1997. Property and casualty net written premiums increased 38% on a local currency basis, with automobile business up 62%. This significant increase was attributable to a new centralized agent service center combined with risk segmentation and pricing initiatives. Life net written premiums increased 12% on a local currency basis due to further penetration of the existing agent distribution network.

In 1998, the core earnings loss of $2 decreased $4 from 1997. In the property and casualty business, the combined ratio of 105.6 increased from 98.1 in 1997. This increase was primarily due to a significantly higher automobile loss ratio that resulted from higher claims due to increased frequency and severity.
Various actions, including rate increases and agent cancellations, have been implemented to remediate this situation.

In 1997, revenues at ITT Ercos of $75 decreased $3, or 4%, over 1996 in U.S. dollars. In local currency, 1997 revenues grew by 13% overall with 27% growth in net written premiums of property and casualty product lines together with 9% growth in life savings and mortgage products. Due to the strengthening U.S. dollar, foreign exchange had an adverse effect of $12 on revenues.

In 1997, core earnings of $2 decreased $1, or 33%, from 1996. In local currency, 1997 core earnings decreased 13%. Despite improved expense ratios, operating performance was down due to worsening underwriting performance and lower yields on the investment portfolio. The strengthening of the U.S. dollar in 1997 had a negligible foreign exchange impact on core earnings.

OUTLOOK

The outlook at Zwolsche for 1999 is for slow written premium growth in property and casualty due to continued soft market conditions. Continued moderate growth is expected for life operations. Growth expectations for life savings and pension products in the Netherlands continues to be positive due to their tax advantages and the expected continuation of a low interest rate environment. The Company will continue to explore the viability of opportunities in both life and property and casualty business in the Netherlands during 1999 as the government continues to review moving certain social security programs into the private sector. In February 1998, Zwolsche obtained a bank license to support the growth of the life and asset management business in the Netherlands and established a company in Luxembourg to support the growth of its Belgium life operation.

The outlook for ITT Ercos in the Spanish market is for continued strong growth, primarily in automobile. Management expects ITT Ercos will continue to build on its unique centralized service business model and segmented underwriting and pricing skills. ITT Ercos is reviewing various alternative distribution opportunities and has developed an enhanced strategy to grow its life business. Management expects the Spanish market to have growth opportunities in life and savings products in the years ahead.

The International segment continues to explore acquisition opportunities in Western Europe, Latin America and Asia. People's Insurance is intended to provide a base of operations for further Asian development.

OTHER OPERATIONS

OPERATING SUMMARY
                                                                                     1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other considerations                                      $           1      $           4     $           12
Net investment income                                                                   159                157                149
Net realized capital gains                                                                3                  1                  5
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                163                162                166
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          153                200                301
Amortization of deferred policy acquisition costs and other expenses (income)             5                 (4)                 7
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           158                196                308
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                         5                (34)              (142)
Equity gain on HLI initial public offering                                               --                368                 --
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                         5                334               (142)
Income tax benefit                                                                       --                (36)               (43)
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE MINORITY INTEREST                                          5                370                (99)
Minority interest in consolidated subsidiary                                            (72)               (37)                --
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                             (67)               333                (99)
Less:    Net realized capital gains, after-tax                                            2                  1                  4
         Other items, after-tax                                                          --                368                (91)
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         (69)     $         (36)     $         (12)
------------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business. These operations primarily include First State Insurance Company, Fencourt Reinsurance Company, Ltd., Heritage Reinsurance Company, Ltd. and Excess Insurance Company Limited. The primary focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

Other items for 1997 consisted of a $368 non-taxable equity gain following the sale of approximately 19% of The Hartford's principal Life subsidiary, HLI. (For additional information, see Note 2 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".) Other items in 1996 primarily consisted of an increase in environmental and asbestos reserves at First State Insurance Company of $81 as discussed in the Environmental and Asbestos Claims section.

Revenues have remained flat since 1996. Core earnings included a decrease of $72 and $37 in 1998 and 1997, respectively, which represented an approximate 19% minority interest in HLI's operating results. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $2 in 1998 over 1997 and $13 in 1997 over 1996.

OUTLOOK

Except for the uncertainties related to dispute resolution, reinsurance collection and those discussed in the Environmental and Asbestos Claims section, management does not anticipate the future financial performance of Other
Operations to have a material effect on the future operating results of the Company.

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

ENVIRONMENTAL AND ASBESTOS CLAIMS

The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect North American Property & Casualty along with the International and Other Operations segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996. The Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996. The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with the U.S. exposures of The Hartford's International segment and exposures of the Other Operations segment. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 1998, 1997 and 1996, was as follows (net of reinsurance):


                                                                     ENVIRONMENTAL AND ASBESTOS CLAIMS
                                                                   CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                                               1998                              1997                              1996
                                  --------------------------------  --------------------------------  ------------------------------
                                   Environ.   Asbestos    Total      Environ.   Asbestos    Total      Environ.   Asbestos    Total
                                  --------------------------------------------------------------------------------------------------
Beginning liability              $   1,312  $    688   $  2,000    $  1,439   $    717   $  2,156    $    926   $    410   $  1,336
Claims   and  claim   adjustment
  expenses incurred                     --         6          6          --          2          2         603        322        925
Claims   and  claim   adjustment
  expenses paid                       (150)      (64)      (214)       (113)       (45)      (158)       (124)       (35)      (159)
Other [1]                              (18)       18         --         (14)        14         --          34         20         54
------------------------------------------------------------------------------------------------------------------------------------
  Ending liability [2]           $   1,144  $    648   $  1,792    $  1,312   $    688   $  2,000    $  1,439   $    717   $  2,156
------------------------------------------------------------------------------------------------------------------------------------

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for 1998 and 1997 and represents reclassifications of reserves that were not previously identified as environmental and asbestos for 1996.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,711, $1,853 and $1,972 for 1998, 1997 and 1996, respectively.
     As of December 31, 1998, 1997 and 1996, reserves for environmental and asbestos, gross of reinsurance, were $1,850 and $1,653, $2,165 and $1,688, and $2,342 and $1,786, respectively.


The Hartford's pre-tax operating income has been impacted over the last three years by incurred environmental and asbestos claims and claim adjustment expenses, net of reinsurance, as follows: $6 in 1998, $2 in 1997 and $925 in 1996.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1998 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

INVESTMENTS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are divided between North American Property & Casualty, Life, International and Other Operations. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and managed within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

The investment portfolios of North American Property & Casualty, Life, International and Other Operations are managed by distinct investment strategy groups which are accountable to senior management. They are responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration and convexity characteristics of the portfolios. Hartford Investment Management Company, a wholly owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the strategy groups for North American Property & Casualty, Life and Other Operations, including the identification and purchase of securities that fulfill the objectives of the strategy groups. International subsidiaries maintain individual investment units with comparable responsibilities.

NORTH AMERICAN PROPERTY & CASUALTY

The investment objective of North American Property & Casualty is to maximize the economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Investment strategies are developed based on a variety of factors, including business needs, regulatory requirements and tax considerations.

Total invested assets were $15.1 billion at December 31, 1998 and were comprised of fixed maturities of $14.3 billion and other investments of $823, primarily equity securities. At December 31, 1997, total invested assets were $15.0 billion and were comprised of fixed maturities of $13.5 billion and $1.5 billion in other investments, primarily equity securities.

                   Fixed Maturities by Type
----------------------------------------------------------------
                                1998               1997
----------------------------------------------------------------
 Type                    Fair Value Percent Fair Value   Percent
----------------------------------------------------------------

 Municipal - tax-exempt   $  8,804    61.5%  $  7,873    58.5%
 Corporate                   2,119    14.8%     2,257    16.8%
 Commercial MBS                834     5.8%       687     5.1%
 Gov't/Gov't agencies - For.   501     3.5%       459     3.4%
 ABS                           500     3.5%       559     4.2%
 CMO                           415     2.9%       483     3.6%
 MBS - agency                  348     2.4%       540     4.0%
 Gov't/Gov't agencies - U.S.    46     0.3%        32     0.2%
 Municipal - taxable            24     0.2%        31     0.2%
 Short-term                    663     4.6%       479     3.6%
 Redeemable pref'd stock        65     0.5%        56     0.4%
----------------------------------------------------------------
   Total fixed maturities $ 14,319   100.0%  $ 13,456   100.0%
================================================================

During 1998, North American Property & Casualty adjusted its investment strategy to increase its allocation to municipal tax-exempt bonds while decreasing its allocation to agency mortgage backed securities ("MBS") and corporate bonds. In addition, the percentage ownership of equity securities to total invested assets significantly decreased, primarily as a result of continued opportunities taken in a favorable equity market and the redeployment of these funds to fixed maturities.

The taxable equivalent duration of the December 31, 1998 fixed maturity portfolio was 4.8 years compared to 4.7 years at December 31, 1997. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes North American Property & Casualty results.

                                      1998     1997      1996
-----------------------------------------------------------------

Net investment income, before-tax   $   824  $   777  $   661
Net investment income, after-tax[1] $   658  $   619  $   531
Yield on average invested assets,
  before-tax [2]                        5.8%     5.9%     5.5%
Yield on average invested assets,
  after-tax [1] [2]                     4.6%     4.7%     4.4%
Net realized capital gains,
before-tax                          $   231  $   231  $    15
----------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.
[2] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1998, net investment income (both before and after-tax) increased by 6% over 1997. This increase was the result of higher invested asset levels as a result of repayment of allocated advances by HLI. In addition, the reallocation of assets from equities to fixed maturities throughout the year positively impacted both before and after-tax net investment income. After-tax net investment income was also favorably impacted by the reallocation from taxable to tax-exempt bonds. The decline in before and after-tax yields on average invested assets reflects declining interest rates, primarily impacting taxable bonds.

For the year ended December 31, 1997, before and after-tax net investment income increased 18% and 17%, respectively. These increases were primarily due to an increase in invested assets as a result of increased operating cash flow, investment of the proceeds from the 1996 sale of Quarterly Income Preferred
Securities (QUIPS) and 1997 repayment of allocated advances by HLI, partially offset by the 1997 North American Property & Casualty's share of repayment of short-term debt. The increase in both before and after-tax yields was primarily due to increased allocations to higher yielding asset backed securities ("ABS") and commercial MBS ("CMBS") along with an increase in securities rated below investment grade.

Net realized capital gains for 1998 were unchanged from 1997. During the year, net gains from the sale of fixed maturities and equity securities were partially offset by a $7 after-tax impairment of asset backed securities securitized and serviced by Commercial Financial Services, Inc. ("CFS"). (For additional information on CFS, see Note 15 of Notes to

Consolidated Financial Statements under "Investments".) Net realized capital gains also include a $33, after-tax gain from the sale of London & Edinburgh.

Net realized capital gains increased to $231 in 1997 from $15 in 1996 primarily as a result of opportunities in a favorable equity market, partially offset by real estate writedowns of $31.

LIFE

The primary investment objective of the Life segment's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life Operations - Interest Rate Risk".

Invested assets, excluding separate accounts, totaled $24.9 billion at December 31, 1998 and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans and other investments of $503. At December 31, 1997, invested assets totaled $21.0 billion and were comprised of $16.8 billion of fixed maturities, $3.8 billion of policy loans and other investments of $363. Policy loans, which had a weighted-average interest rate of 9.9% and 11.2% as of December 31, 1998 and 1997, respectively, increased primarily as a result of the MBL Recapture. These loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                   Fixed Maturities by Type
----------------------------------------------------------------
                                1998               1997
----------------------------------------------------------------
 Type                    Fair Value Percent Fair Value Percent
----------------------------------------------------------------

 Corporate                $  7,898    44.6%  $  7,970  47.3%
 ABS                         2,465    13.9%     3,199  19.0%
 Commercial MBS              2,036    11.5%     1,606   9.5%
 Municipal - tax-exempt        916     5.2%       171   1.0%
 CMO                           831     4.7%       978   5.8%
 Gov't/Gov't agencies - For.   530     3.0%       502   3.0%
 MBS - agency                  503     2.9%       514   3.1%
 Municipal - taxable           223     1.3%       267   1.6%
 Gov't/Gov't agencies - U.S.   166     0.9%       241   1.4%
 Short-term                  2,119    12.0%     1,395   8.3%
 Redeemable preferred Stock      5     --           5    --
----------------------------------------------------------------
   Total fixed maturities $ 17,692   100.0%  $ 16,848 100.0%
================================================================

During 1998, the Life segment, in executing its investment strategy, increased its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increased its allocation to CMBS while decreasing its allocation to ABS. The increase in short-term investments as of December 31, 1998 as compared to 1997 is primarily related to the settlement of the MBL Recapture in the fourth quarter 1998 which resulted in short-term investment proceeds of approximately $300.

As of December 31, 1998 and 1997, approximately 22.8% and 22.6%, respectively, of the Life segment's fixed maturities were invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities. However, covenants for private placements are designed to mitigate liquidity risk. Most of the private placement securities in the segment's portfolio are rated by rating agencies.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

(before-tax)                          1998     1997     1996
----------------------------------------------------------------

Net investment income - ex.
policy loans                        $ 1,166  $ 1,111   $ 1,053
Policy loan income                      789      425       477
                                   -----------------------------
Net investment income - total       $ 1,955  $ 1,536   $ 1,530
Yield on average invested assets [1]    7.9%     7.6%     7.7%
Net realized capital losses         $    --  $    --   $  (219)
================================================================
[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the MBL Recapture proceeds were received on January 1, 1998.

For the year ended December 31, 1998, total before-tax net investment income increased 27% from 1997, primarily due to an increase in policy loan income as a result of the MBL Recapture. The increase in yields on average invested assets was due to the increase in policy loan income and, to a lesser extent, an increase in fixed maturities rated BBB.

For the year ended December 31, 1997, the decrease in before-tax yield was primarily attributable to declining market interest rates.

There were no net realized capital gains or losses for the year ended December 31, 1998, unchanged from 1997. During 1998, realized capital gains from the sale of fixed maturities and equity securities were offset by after-tax realized capital losses including $21 related to the other than temporary impairment charge associated with asset backed securities securitized and serviced by CFS. (For additional information on CFS, see Note 15 of Notes to Consolidated Financial Statements under "Investments".)

The 1996 capital losses of $219 were primarily attributable to the writedown and sale of certain securities within GIC.

INTERNATIONAL

The investment objectives of the International segment are to generate appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. The International segment primarily comprises the investment activities of Zwolsche, ITT Ercos and People's Insurance (acquired in January 1998) which are engaged in property and casualty and life insurance operations. Investment results of London & Edinburgh were reflected in income until its sale in November 1998. Investments are made with durations and in currencies that reflect the nature of each company's liabilities.

Invested assets, excluding separate accounts, were $1.2 billion at December 31, 1998 and were comprised of fixed maturities of $844 and other investments of $350, primarily equity securities. At December 31, 1997, invested assets, which included London & Edinburgh of $1.7 billion, totaled $2.7 billion and were comprised of fixed maturities of $2.3 billion and other investments of $407, primarily equity securities.

                   Fixed Maturities by Type
-------------------------------------------------------------------
                                1998               1997
-------------------------------------------------------------------
 Type                         Fair Value Percent Fair Value Percent
-------------------------------------------------------------------

 Gov't/Gov't agencies - For.    $    611    72.4%  $    829   36.5%
 Corporate                           109    12.9%       414   18.3%
 Gov't/Gov't agencies - U.S.          --      --         19    0.8%
 Short-term                          124    14.7%     1,007   44.4%
-------------------------------------------------------------------
   Total fixed maturities       $    844   100.0%  $  2,269  100.0%
-------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

(before-tax)                           1998     1997      1996
-----------------------------------------------------------------

Net investment income              $    164  $   185  $    183
Yield on average invested assets [1]    7.0%     7.2%      7.4%
Net realized capital gains         $     70  $    95  $     73
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1998, net investment income decreased 11% primarily as a result of the sale of London & Edinburgh in November 1998. Excluding London & Edinburgh, net investment income increased 13% despite a continued trend of lower yields in Europe. This growth was primarily due to an increase in life business at Zwolsche in the Netherlands and the acquisition of The Hartford's 49% interest in People's Insurance in Singapore in January 1998.

For the year ended December 31, 1997, both net investment income and yield were relatively flat as compared to 1996.

The decrease in net realized capital gains in 1998 was primarily due to the weakening of the equity market in the Netherlands. Net realized capital gains increased in 1997 from 1996 as a result of opportunities taken in a favorable equity market.

OTHER OPERATIONS

The investment objective of Other Operations is to ensure the full and timely payment of all liabilities. The ongoing strategy is to match asset and liability cash flows in the early years and to match asset and liability durations in the long-term.

Invested assets were $2.5 billion at both December 31, 1998 and December 31, 1997 and were mostly comprised of fixed maturities.


                   Fixed Maturities by Type
----------------------------------------------------------------
                                1998               1997
----------------------------------------------------------------
 Type                    Fair Value Percent Fair Value Percent
----------------------------------------------------------------

 Corporate               $   1,603    64.7%  $  1,530   61.7%
 ABS                           224     9.0%       142    5.7%
 Commercial MBS                145     5.9%       149    6.0%
 Gov't/Gov't agencies - U.S.    82     3.3%        88    3.5%
 Gov't/Gov't agencies - For.    50     2.0%        83    3.3%
 MBS - agency                   41     1.7%        56    2.3%
 Municipal - taxable            40     1.6%        39    1.6%
 CMO                            20     0.8%        27    1.1%
 Short-term                    262    10.6%       357   14.4%
 Redeemable preferred Stock      9     0.4%         9    0.4%
----------------------------------------------------------------
   Total fixed maturities $  2,476   100.0%  $  2,480  100.0%
----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations results.

(before-tax)                          1998     1997      1996
-----------------------------------------------------------------

Net investment income               $   159   $   157   $   149
Yield on average invested assets [1]    6.6%      6.7%      6.5%
Net realized capital gains          $     3   $     1   $     5
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1998, both before-tax net investment income and yield on average invested assets remained relatively flat compared to the prior year.

For the year ended December 31, 1997, before-tax net investment income increased 5%, while before-tax yields increased slightly. The increase in net investment income and yield was due primarily to an increase in invested assets and the receipt of interest income in an arbitration settlement.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $81.3 billion as of December 31, 1998, wherein the policyholder assumes substantially all the risk and reward, and guaranteed separate accounts totaling $10.3 billion as of December 31, 1998, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. As of December 31, 1997, non-guaranteed separate accounts totaled $59.4 billion and guaranteed separate accounts totaled $10.7 billion.

Investment objective varies by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance, and generally include market value adjustment features to mitigate the risk of disintermediation.

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

The Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes.

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

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval.

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

PROPERTY AND CASUALTY OPERATIONS

As of December 31, 1998 and 1997, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.


              Fixed Maturities by Credit Quality
----------------------------------------------------------------
                                1998               1997
----------------------------------------------------------------
 Credit Quality          Fair Value Percent Fair Value  Percent
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies $   805     4.7%  $  1,083    6.1%
 agencies
 AAA                         6,570    38.2%     6,337   35.4%
 AA                          3,209    18.7%     3,426   19.1%
 A                           3,409    19.8%     3,096   17.3%
 BBB                         1,508     8.8%     1,352    7.6%
 BB & below                    682     3.9%       767    4.3%
 Short-term                  1,016     5.9%     1,832   10.2%
----------------------------------------------------------------
   Total fixed maturities  $17,199   100.0%  $ 17,893  100.0%
================================================================

LIFE OPERATIONS

As of December 31, 1998 and 1997, over 98% of the fixed maturity portfolio was invested in securities rated investment grade.

              Fixed Maturities by Credit Quality
----------------------------------------------------------------
                                1998               1997
----------------------------------------------------------------
 Credit Quality          Fair Value Percent Fair Value Percent
----------------------------------------------------------------

 U.S. Gov't/Gov't agencies $ 2,596     9.3%  $  2,907   10.6%
 agencies
 AAA                         3,907    14.0%     4,252   15.4%
 AA                          2,716     9.7%     2,990   10.9%
 A                           8,878    31.8%     9,351   33.9%
 BBB                         7,019    25.2%     5,966   21.7%
 BB & below                    492     1.8%       205    0.7%
 Short-term                  2,298     8.2%     1,880    6.8%
----------------------------------------------------------------
   Total fixed maturities  $27,906   100.0%  $ 27,551  100.0%
================================================================

MARKET RISK

The Hartford has several objectives in managing market risk associated with its property and casualty and life operations. The property and casualty operations attempt to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. The property and casualty operations have material exposure to interest rate and equity market risk. The life operations are responsible for maximizing after-tax returns within acceptable risk parameters including the management of the interest rate sensitivity of invested assets to that of policyholder obligations. The life operations have material market exposure to interest rate risk associated with its fixed maturity portfolios. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 1998 and 1997, totaled $11.3 billion and $11.1 billion, respectively.

The following discussions focus on the key market risk exposures within each of the property and casualty and life operations.


PROPERTY AND CASUALTY OPERATIONS

Interest Rate Risk
------------------

The primary exposure to interest rate risk in the property and casualty operations relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt issued. Derivative instruments are used periodically to manage interest rate risk and as a result, their value will change as market rates change, generally in the opposite direction of the item being hedged. The total notional amount of derivatives used for hedging interest rate risk as of December 31, 1998 and 1997, was $75 and $125, respectively.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons ("WAC") by estimated maturity year at December 31, 1998, are reflected in the following table. Comparative totals are included as of December 31, 1997. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1998 and 1997, and is based primarily on London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed as they were immaterial to the property and casualty operations' investment portfolio.

                                                                                                                 1998       1997
                                                  1999      2000       2001      2002       2003    Thereafter   Total       Total
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                    $    104   $   105   $    101   $    177  $    199   $  6,355   $  7,041   $  6,172
  WAC                                               7.1%      7.7%       7.2%       6.0%      5.9%       5.3%       5.4%       5.5%
  Fair value                                                                                                   $  7,262   $  6,341
 Variable Rate
  Par value                                    $      1   $     3   $      3   $      3  $      3   $    204   $    217   $    257
  WAC                                               6.2%      6.2%       6.2%       6.2%      6.2%       6.2%       6.2%       6.4%
  Fair value                                                                                                   $    170   $    232
BONDS - OTHER
 Fixed Rate
  Par value                                    $  1,149   $   423   $    545   $    412  $    539   $  3,698   $  6,766   $  8,327
  WAC                                               5.4%      7.1%       6.9%       6.7%      6.4%       6.2%       6.3%       6.5%
  Fair value                                                                                                   $  7,070   $  8,620
 Variable Rate
  Par value                                    $     --   $    --   $     --   $     --  $     --   $    188   $    188   $     70
  WAC                                                --        --         --         --        --        5.8%       5.8%       6.5%
  Fair value                                                                                                   $    160   $     57
ASSET BACKED SECURITIES
 Fixed Rate
  Par value                                    $     55   $    79   $     85   $    102  $     65   $    205   $    591   $    657
  WAC                                               6.9%      7.0%       7.0%       6.8%      6.4%       6.9%       6.8%       6.8%
  Fair value                                                                                                   $    571   $    668
 Variable Rate
  Par value                                    $     --   $    --   $     50   $      2  $      8   $     40   $    100   $     30
  WAC                                                --        --        6.2%       6.3%      6.2%       6.2%       6.2%       6.6%
  Fair value                                                                                                   $    102   $     30
COLLATERIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                    $    104   $    96   $     65   $     38  $     18   $     95   $    416   $    491
  WAC                                               7.1%      6.9%       7.1%       7.3%      7.8%       7.8%       7.3%       7.0%
  Fair value                                                                                                   $    423   $    493
 Variable Rate
  Par value                                    $      2   $     2   $      3   $      2  $      1   $      3   $     13   $     17
  WAC                                               6.3%      6.4%       7.3%       6.9%      7.1%       7.2%       6.9%       7.9%
  Fair value                                                                                                   $     12   $     17
COMMERCIAL MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                    $     18   $    30   $     45   $     36  $     35   $    630   $    794   $    702
  WAC                                               6.9%      6.8%       7.0%       7.2%      7.1%       7.0%       7.0%       7.2%
  Fair value                                                                                                   $    830   $    724
 Variable Rate
  Par value                                    $      4   $     4   $      5   $      8  $      9   $    166   $    196   $    108
  WAC                                               6.7%      6.7%       6.8%       7.0%      7.0%       7.2%       7.1%       7.3%
  Fair value                                                                                                   $    200   $    112
MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                    $     53   $    47   $     44   $     37  $     32   $    193   $    406   $    587
  WAC                                               7.0%      6.9%       6.8%       6.7%      6.7%       6.9%       6.9%       7.3%
  Fair value                                                                                                   $    395   $    596
------------------------------------------------------------------------------------------------------------------------------------

The increase in fixed rate callable bonds from 1997 to 1998 was primarily due to the reallocation of taxable bonds to tax-exempt municipal bonds. The decrease in fixed rate other bonds was partially due to the sale of London & Edinburgh which held over $1.6 billion in fixed maturities at December 31, 1997, and to the reallocation to tax-exempt bonds.

The following table provides information as of December 31, 1998 on interest rate swaps used to manage interest rate risk on fixed maturities and presents notional amounts with weighted average pay and receive rates by maturity year. Comparative totals are included as of December 31, 1997. The weighted average pay rate is based on spot rates as of December 31, 1998 and 1997.



                                                                                                                  1998      1997
INTEREST RATE SWAPS                               1999      2000       2001        2002     2003   Thereafter     TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed
  Notional value                               $     --   $    --   $     --   $     25  $     --   $      50   $     75  $    125
  Weighted average pay rate                          --        --         --         5.3%      --         5.4%       5.4%      5.8%
  Weighted average receive rate                      --        --         --         6.5%      --         6.7%       6.6%      6.6%
  Fair value                                                                                                    $      4  $      3
------------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1998 on debt obligations and QUIPS and reflects principal cash flows and related weighted average interest rate by maturity year. Comparative totals are included as of December 31, 1997.

                                                                                                                 1998       1997
                                                  1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
 Fixed Rate
  Amount                                       $     31   $    --   $     --   $     --  $     --   $     --   $     31  $    241
  Weighted average interest rate                    5.4%       --         --         --        --         --        5.4%      7.8%
  Fair value                                                                                                   $     31  $    244
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $    200   $    299  $     --   $     399   $    898  $    832
  Weighted average interest rate                     --        --        8.3%       6.4%       --         6.9%       7.0%      7.2%
  Fair value                                                                                                    $    943  $    856
CUMULATIVE QUARTERLY INCOME PREFERRED
  SECURITIES (QUIPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $  1,000   $  1,000  $  1,000
  Weighted average interest rate                     --        --         --         --        --      8.025%     8.025%    8.025%
  Fair value                                                                                                   $  1,031  $  1,034
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Equities Price Risk
-------------------

The property and casualty operations hold a well diversified portfolio of investments in equity securities representing firms in various countries, industries and market segments ranging from small market capitalization stocks to the Standard & Poor's 500 stocks. The risk associated with these securities relates to potential decreases in value resulting from changes in equity prices.

The operations occasionally use equity futures to hedge against a change in value on the anticipated purchase or sale of equity securities. As of December 31, 1998 and 1997, there were no outstanding derivative instruments hedging equity price risk.

The following table reflects equity securities owned at December 31, 1998 and 1997, grouped by major market type.


                               1998                 1997
                       Fair Value  Percent  Fair Value  Percent
-----------------------------------------------------------------
Equity Securities
  Domestic
   Large cap           $      390    42.2%  $      793      45.5%
   Midcap/small cap           105    11.3%         293      16.8%
  Foreign
   EAFE [1]/Canadian          411    44.3%         562       32.3%
   Emerging                    20     2.2%          93        5.4%
-----------------------------------------------------------------
     Total             $      926   100.0%  $    1,741      100.0%
-----------------------------------------------------------------
[1] Europe, Australia, Far East countries index.

While the allocation to major market types remained consistent from 1997 to 1998, total equities has decreased due to the redeployment from equity securities to fixed maturities.

Currency Exchange Risk
----------------------

Currency exchange risk within the property and casualty operations relates primarily to translating both profits and net equity investment in its international subsidiaries from the subsidiary's local currency to U.S. dollars. The following table represents the property and casualty operations' net equity investments in its primary foreign subsidiaries, the related foreign currency and the impact to the net equity investment based upon a 10% change in foreign currency rates at December 31, 1998 and 1997. The property and casualty operations also had immaterial exposures to the Singapore Dollar, British Sterling and Spanish Peseta.

                                   Impact of 10%
                     Net Equity       Changes
Company              Investment    -10%    +10%     Currency [1]
------------------- ------------- ------- -------- -------------
1998
 Zwolsche               $348       $(35)    $35      Guilder
1997
 London &
  Edinburgh             $362       $(36)    $36      Sterling
 Zwolsche                353        (35)     35      Guilder
------------------- ------------- ------- -------- -------------
[1] On January 1, 1999, the Netherlands and Spain became members of the European Monetary Union and their currencies, the Guilder and Peseta, were replaced by the Euro.

Currency exchange risk also exists with respect to investments in foreign equity securities. Forward foreign contracts with a notional amount of $43 and $51 were used to manage this risk at December 31, 1998 and 1997, respectively. Exposure to currency exchange risk on the Sterling has decreased from 1997 due to the sale of London & Edinburgh.

LIFE OPERATIONS

Interest Rate Risk
------------------

The life operations' general and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the life operations' profitability. Under certain circumstances of interest rate volatility, the life operations could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For the life operations' non-guaranteed separate accounts, the Company's exposure is not significant as the policyholder assumes substantially all of the investment risk.

The life operations' general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, commercial mortgage backed securities and collateralized mortgage obligations. The fair value of these and the life operations' other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. (For further discussion of the Company's risk management techniques to manage this market risk, see the "Asset and Liability Management Strategies Used to Manage Market Risk" discussed below.)

As described above, the life operations hold a significant fixed maturity portfolio which includes both fixed and variable rate features. The following table reflects the principal amounts of the life operations' general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 1998. Comparative totals are included as of December 31, 1997. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1998 and 1997, and is primarily based on LIBOR. Callable bonds and notes are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the life investment portfolio.

                                                                                                                1998        1997
                                                1999      2000       2001       2002      2003    Thereafter    TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                  $     49   $     31  $     53   $     40   $    56   $    854   $    1,083  $     706
  WAC                                             7.8%       7.3%      5.8%       7.1%      8.4%       5.1%         5.6%       6.0%
  Fair value                                                                                                 $    1,080  $     668
 Variable Rate
  Par value                                  $     40   $     52  $     39   $     14   $    --   $    937   $    1,082  $   1,167
  WAC                                             6.7%       7.3%      5.4%       5.9%       --        5.9%         6.0%       6.5%
  Fair value                                                                                                 $      982  $   1,106
BONDS - OTHER
 Fixed Rate
  Par value                                  $  2,882   $  1,379  $  1,319   $  1,022   $ 1,133   $  7,993   $   15,728  $  15,348
  WAC                                             6.6%       7.0%      7.4%       7.5%      6.8%       5.7%         6.3%       5.9%
  Fair value                                                                                                 $   15,755  $  15,127
 Variable Rate
  Par value                                  $     90   $    176  $     14   $     81   $    90   $    702   $    1,153  $   1,309
  WAC                                             5.1%       5.9%      5.4%       5.4%      5.4%       5.9%         5.8%       5.3%
  Fair value                                                                                                 $    1,114  $   1,352
ASSET BACKED SECURITIES
 Fixed Rate
  Par value                                  $    472   $    442  $    436   $    209   $   145   $    449   $    2,153  $   2,288
  WAC                                             6.7%       6.9%      6.8%       6.7%      6.4%       6.9%         6.8%       7.0%
  Fair value                                                                                                 $    2,074  $   2,325
 Variable Rate
  Par value                                  $    187   $    256  $    356   $    208   $   193   $    530   $    1,730  $   1,959
  WAC                                             6.1%       6.1%      6.3%       5.9%      6.6%       6.0%         6.1%       6.4%
  Fair value                                                                                                 $    1,683  $   1,959
COLLATERIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                  $    456   $    400  $    167   $    129   $    88   $    185   $    1,425  $   1,739
  WAC                                             6.0%       6.0%      6.0%       6.7%      7.0%       7.2%         6.5%       5.9%
  Fair value                                                                                                 $    1,371  $   1,695
 Variable Rate
  Par value                                  $     43   $     20  $      8   $      6   $     6   $    183   $      266  $     446
  WAC                                             6.3%       6.8%      7.2%       8.4%      8.4%       6.0%         6.2%       7.3%
  Fair value                                                                                                 $      264  $     424
COMMERCIAL MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                  $     53   $    112  $    133   $    139   $    96   $  1,234   $    1,767  $   1,448
  WAC                                             7.6%       6.7%      7.6%       7.1%      6.8%       7.1%         7.1%       7.3%
  Fair value                                                                                                 $    1,784  $   1,441
 Variable Rate
  Par value                                  $    109   $    235  $     50   $    135   $   132   $    499   $    1,160  $     810
  WAC                                             6.7%       6.6%      7.0%       6.3%      6.9%       6.9%         6.7%       7.0%
  Fair value                                                                                                 $    1,075  $     821
MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                  $     88   $     82  $     73   $     60   $    52   $    368   $      723  $     576
  WAC                                             7.1%       6.9%      6.7%       6.7%      6.7%       8.3%         7.6%       7.3%
  Fair value                                                                                                 $      682  $     590
 Variable Rate
  Par value                                  $      1   $      2  $      1   $      1   $     1   $      5   $       11  $      24
  WAC                                             7.8%       8.4%      8.6%       8.6%      8.6%       8.8%         8.6%       6.5%
  Fair value                                                                                                 $       10  $      24
------------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1998 on debt obligations and TruPS and reflects principal cash flows and related weighted average interest rate by maturity year. Comparative totals are included as of December 31, 1997.


                                                                                                                 1998       1997
                                                  1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $     --   $     --  $     50
  Weighted average interest rate                     --        --         --         --        --         --         --       5.8%
  Fair value                                                                                                   $     --  $     50
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $    650   $    650  $    650
  Weighted average interest rate                     --        --         --         --        --        7.4%       7.4%      7.4%
  Fair value                                                                                                   $    710  $    674
TRUST PREFERRED SECURITIES (TRUPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $    250   $    250  $     --
  Weighted average interest rate                     --        --         --         --        --        7.4%       7.4%      --
  Fair value                                                                                                   $    254  $     --
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the life operations use a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. Notional amounts pertaining to derivatives totaled $11.2 billion at December 31, 1998 ($6.0 billion related to insurance investments and $5.2 billion related to life insurance liabilities). At December 31, 1997, notional amounts pertaining to derivatives totaled $10.9 billion ($6.6 billion related to insurance investments and $4.3 billion related to life insurance liabilities). The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, life operations commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1998 and 1997 was $712 and $255, respectively.

Liability Hedging -- Several products obligate the life operations to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the life operation typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the life operations to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating  rate assets.  The notional  amount of  derivatives  used for liability
hedging  as  of  December  31,  1998  and  1997  was  $5.2  and  $4.3   billion,
respectively.

Asset Hedging -- To meet the various life policyholder obligations and to provide cost effective prudent investment risk diversification, the life operations may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1998 and 1997, was $3.8 and $3.2 billion, respectively.

Portfolio Hedging -- The life operation periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1998 and 1997, was $1.5 and $3.1 billion, respectively.

The following tables provide information as of December 31, 1998 with comparative totals for December 31, 1997 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year.


                                                                                                                 1998       1997
INTEREST RATE SWAPS                               1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                               $     125   $    96   $    148   $    222  $    110   $    682   $  1,383  $    874
  Weighted average pay rate                          6.1%      5.0%       6.1%       5.1%      5.9%       6.1%       5.9%      6.5%
  Weighted average receive rate                      5.7%      5.4%       5.3%       5.4%      5.4%       5.4%       5.4%      6.1%
  Fair value                                                                                                    $    (66) $    (19)
Pay Variable/Receive Fixed
  Notional value                               $     975   $   552   $    274   $    379  $    605   $  2,140   $  4,925  $  4,212
  Weighted average pay rate                          5.3%      5.3%       5.3%       5.3%      5.3%       5.3%       5.3%      5.9%
  Weighted average receive rate                      6.5%      6.5%       7.2%       6.4%      5.8%       6.2%       6.3%      6.9%
  Fair value                                                                                                    $    160  $    172
Pay Variable /Receive Different Variable
  Notional value                               $     157   $   210   $     91   $    235  $     83   $    627   $  1,403  $  1,581
  Weighted average pay rate                          5.4%      5.5%       5.4%       5.0%      4.9%       5.5%       5.2%      6.4%
  Weighted average receive rate                      6.8%      5.5%       7.3%       5.2%      4.9%       5.8%       5.8%      6.7%
  Fair value                                                                                                    $     (2) $     (3)
====================================================================================================================================


                                                                                                                  1998      1997
INTEREST RATE CAPS - LIBOR BASED                  1999      2000       2001      2002       2003    Thereafter   TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     --   $    --   $      5   $     --  $     11   $     26   $     42  $     43
  Weighted average strike rate (4.0 - 5.9%)          --        --        5.9%        --       5.3%       5.1%       5.2%      5.2%
  Fair value                                                                                                   $      1  $      3
  Notional value                               $     --   $    --   $     --   $     --  $     --   $     35   $     35  $     85
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        --        6.6%       6.6%      6.8%
  Fair value                                                                                                   $      1  $      1
  Notional value                               $     --   $    --   $     --   $     10  $     68   $    122   $    200  $    260
  Weighted average strike rate (8.0 - 9.9%)          --        --         --        8.9%      8.6%       8.4%       8.5%      8.5%
  Fair value                                                                                                   $      1  $      2
  Notional value                               $      5   $    10   $     --   $     26  $     --   $     --   $     41  $     52
  Weighted average strike rate (10.0 - 11.9%)      11.8%     11.5%       --        10.1%       --         --       10.7%     10.9%
  Fair value                                                                                                   $     --  $     --
 Issued
  Notional value                               $     --   $    --   $     --   $     --  $     --   $     13   $     13  $     63
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        --        7.2%       7.2%      7.0%
  Fair value                                                                                                   $     --  $     --
  Notional value                               $     --   $    --   $     --   $     --  $      7   $      6   $     13  $     17
  Weighted average strike rate (8.0 - 9.9%)          --        --         --         --       8.2%       8.6%       8.3%      8.5%
  Fair value                                                                                                   $     --  $     --
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 1998       1997
INTEREST RATE CAPS - CMT BASED [1]                1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                               $      --  $    344  $      --  $      -- $    250   $     17   $    611  $    561
  Weighted average strike rate (6.0 - 7.9%)           --       7.8%        --         --      7.7%       7.0%       7.7%      7.6%
  Fair value                                                                                                   $     --  $     --
  Notional value                               $      --  $     --  $     100   $    100  $    250  $    500   $    950  $    295
  Weighted average strike rate (8.0 - 9.9%)           --        --        8.0%       9.5%      8.7%      8.7%       8.7%      8.5%
  Fair value                                                                                                   $      1  $     --
Issued
  Notional value                               $      --  $    344  $      --   $     -- $      --  $     17   $    361  $    361
  Weighted average strike rate (6.0 - 7.9%)           --       7.8%        --         --        --       7.5%       7.8%      7.8%
  Fair value                                                                                                   $     --  $     --
  Notional value                               $      --  $     --  $     100   $    100  $     --  $     --   $    200  $    200
  Weighted average strike rate (8.0 - 9.9%)           --        --        8.0%       9.5%       --        --        8.8%      8.8%
  Fair value                                                                                                   $     --  $     --
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                    1998      1997
INTEREST RATE FLOORS - LIBOR BASED                1999      2000       2001      2002       2003    Thereafter     TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     100  $     --  $      --  $      -- $      --  $      --  $    100  $    100
  Weighted average strike rate (4.0 - 5.9%)          4.2%       --         --         --        --         --       4.2%      4.2%
  Fair value                                                                                                   $     --  $     --
  Notional value                               $      --  $     --  $      --  $      -- $      --  $     65   $     65  $     65
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --        7.0%      7.0%      7.0%
  Fair value                                                                                                   $      7  $      5
 Issued
  Notional value                               $      --  $     10  $      10  $      36 $      68  $    116   $    240  $    263
  Weighted average strike rate (4.0 - 5.9%)           --       5.1%       4.9%       5.3%      5.4%       5.3%      5.3%      5.3%
  Fair value                                                                                                   $     (7) $     (4)
  Notional value                               $      --  $     --  $      --  $      -- $      --  $     27   $     27  $     27
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --        7.8%      7.8%      7.8%
  Fair value                                                                                                   $     (4) $     (3)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 1998       1997
INTEREST RATE FLOORS - CMT BASED [1]              1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      --  $   100   $      --  $      -- $     150  $      --  $     250 $     550
  Weighted average strike rate (4.0 - 5.9%)           --      5.8%         --         --       5.5%        --        5.6%      5.7%
  Fair value                                                                                                   $       8 $       4
  Notional value                               $      40  $    10   $      --  $      -- $      --  $      --  $      50 $     631
  Weighted average strike rate (6.0 - 7.9%)          6.5%     6.0%         --         --        --         --        6.4%      6.1%
  Fair value                                                                                                   $       1 $       9
 Issued
  Notional value                               $      --  $    --   $      --  $      -- $      --  $      --  $      -- $     540
  Weighted average strike rate (4.0 - 5.9%)           --       --          --         --        --         --         --       5.0%
  Fair value                                                                                                   $      -- $      (2)
------------------------------------------------------------------------------------------------------------------------------------

[1]  CMT represents the Constant Maturity Treasury Rate.


                                                                                                                 1998       1997
INTEREST RATE FUTURES                             1999      2000       2001      2002       2003    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
 Long
  Contract amount/notional                     $     12   $   --    $    --    $    --   $    --    $    --    $     12  $      19
  Weighted average settlement price            $    106   $   --    $    --    $    --   $    --    $    --    $    106  $     121
  Fair value                                                                                                        N/A        N/A
 Short
  Contract amount/notional                     $    220   $   20    $    --    $    --   $    --    $    --    $     240 $      50
  Weighted average settlement price            $    127   $   95    $    --    $    --   $    --    $    --    $     124 $      94
  Fair value                                                                                                         N/A       N/A
------------------------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable.

Currency Exchange Risk
----------------------

The life operations have immaterial currency exposures to the Brazilian Real and Argentine Peso.

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

Other Insurance Products

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years.

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

Management  of  the  duration  of  investments   with  respective   policyholder
obligations is an explicit objective of the life operations' management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1998 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1997.

(dollars in billions)
                                                                                                                   1998       1997
DESCRIPTION [1]                                    1999       2000      2001       2002      2003    Thereafter   TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles           $    2.1  $     1.8  $     1.3  $    0.7   $    1.4  $    3.6   $   10.9   $  12.7
  Weighted average credited rate                      6.6%       7.0%       6.8%      6.4%       5.4%      7.0%       6.6%      6.8%
Indexed asset accumulation vehicles              $    0.2  $     0.1  $      --  $     --   $     --  $     --   $    0.3   $   0.2
  Weighted average credited rate                      5.2%       5.1%        --        --         --        --        5.1%      5.9%
Interest credited asset accumulation vehicles    $    5.0  $     0.7  $     0.9  $    0.6   $    0.5  $    5.6   $   13.3   $  10.8
  Weighted average credited rate                      5.9%       5.7%       5.7%      5.9%       5.9%      5.9%       5.9%      5.8%
Long-term pay out liabilities                    $    0.4  $     0.4  $     0.2  $    0.2   $    0.2  $    1.3   $    2.7   $   2.3
Short-term pay out liabilities                   $    0.7  $    --    $      --  $     --   $     --  $     --   $    0.7   $   0.5
------------------------------------------------------------------------------------------------------------------------------------

[1] As of December 31, 1998 and 1997, the fair value of the life operations investment contracts including guaranteed separate accounts was $21.7 and $21.9 billion, respectively.

Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by the life operations, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following tables. These fixed liabilities represented about 60% of the life operations' general and guaranteed separate account liabilities at December 31, 1998 and 1997. The remaining liabilities generally allow the life operation significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                 Change in Net Economic Value
                                   1998                1997
                           -----------------------------------------
Basis point shift            - 100     + 100     - 100     + 100
--------------------------------------------------------------------
 Amount                    $      7  $    (16)  $     5  $    (10)
 Percent of liability value    0.05%    (0.10)%    0.03%    (0.06)%
--------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity for the past three years summarized as follows:



                                                                                            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                     $          31   $         291   $         500
Long-term debt                                                                              1,548           1,482           1,032
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debentures (QUIPS and TruPS)                    1,250           1,000           1,000
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $       2,829   $       2,773   $       2,532
     ------------------------------------------------------------------------------------------------------------------------------
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY [1]                               $         414   $         351   $          --
     ------------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                          $       5,612   $       5,232   $       4,168
Unrealized gain on securities, net of tax                                                     811             853             352
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $       6,423   $       6,085   $       4,520
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION [2]                                                       $       8,855   $       8,356   $       6,700
     ------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                        50%             53%             61%
Debt to capitalization  [2] [3]                                                                32%             33%             38%
-----------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain on securities, net of tax, of $51 and $46 as of December 31, 1998 and 1997, respectively.
[2]  Excludes unrealized gain on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 28%, 34% and 37%, and the debt to capitalization ratios were 18%, 21% and 23%, as of December 31, 1998, 1997 and 1996, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $499 as of December 31, 1998 compared to 1997. This change primarily was the result of earnings and additional net borrowings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired, net of reissuances for incentive and stock purchase plans.

The Hartford's total capitalization excluding unrealized gain on securities, net of tax, increased by $1.7 billion in 1997 from 1996. This change primarily was the result of earnings, effects of the Offering (see below) and additional net borrowings, partially offset by dividends declared on The Hartford's common stock. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) improved in 1997 as compared to 1996, primarily as a result of earnings and the impact of the Offering, partially offset by increased debt.

THE OFFERING

Pursuant to the initial public offering of HLI Class A common stock (the "Offering") on May 22, 1997, Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI and approximately 4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81% of the equity ownership in HLI and approximately 96% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1998, The Hartford continued to maintain an approximate 81% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 equity gain in 1997 related to the increased value of its equity ownership in HLI. Management used the proceeds from the Offering to reduce certain debt outstanding, to fund growth initiatives and for other general corporate purposes. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

DEBT

Total debt in 1998 increased $56 compared to a $241 increase in the prior year. The Hartford used the proceeds of these net additional borrowings for general corporate purposes. (For additional information regarding Debt, see Note 6 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES ("QUIPS AND "TRUPS")

For  a  discussion  of  Company  Obligated   Mandatorily   Redeemable  Preferred
Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures, see Note 7 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Stock Split in the Form of a Stock Dividend - For a discussion of the stock split in the form of a stock dividend, see Note 8 of Notes to Consolidated Financial Statements.

Dividends  -  The  Hartford   declared  $199  and  paid  $197  in  dividends  to
shareholders in 1998, and declared $189 and paid $190 in 1997.

On October 15, 1998, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.22 per share, payable January 4, 1999 to shareholders of record as of December 1, 1998.

Treasury Stock - During 1998, The Hartford repurchased 10,759,773 shares of its common stock in the open market at a total cost of $547 under the Company's $1.0 billion repurchase program announced in December 1997. Some of these repurchased shares were reissued pursuant to certain stock-based benefit plans.

RATINGS

The following table summarizes The Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 19, 1999.

                             A.M.  Duff &   Standard
                             Best  Phelps   & Poor's  Moody's
----------------------------------------------------------------
Insurance Ratings:
  Hartford Fire               A+     AA        AA       Aa3
  Hartford Life Insurance
   Company                    A+     AA+       AA       Aa3
  Hartford Life & Accident    A+     AA+       AA       Aa3
  Hartford Life & Annuity     A+     AA+       AA       Aa3
----------------------------------------------------------------
Other Ratings:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+     A+        A         A2
   Commercial paper                  D-1      A-1       P-1
  Hartford Capital I and
   II quarterly income
   preferred securities       a+      A       BBB+       a2
  Hartford Life, Inc.:
   Senior debt                a+     A+        A         A2
   Commercial paper           --     D-1      A-1       P-1
  Hartford Life, Inc.:
   Capital I trust
   preferred securities       a+      A       BBB+       a2
----------------------------------------------------------------

On February 8, 1999, A.M. Best assigned first time ratings of a+ ("strong") to The Hartford Financial Services Group, Inc.'s senior debt, Hartford Capital I and II quarterly income preferred securities, Hartford Life, Inc.'s senior debt and Hartford Life, Inc.'s Capital I trust preferred securities.

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and its credit facility. The principal sources of operating funds are premiums and investment income as well as maturities and sales of invested assets. The Hartford Financial Services Group, Inc. is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt, pay dividends on its common stock and pay business expenses.

Dividends to The Hartford Financial Services Group, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of
(i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.

The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

The total amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. by its insurance subsidiaries in 1999, without prior approval, is $852.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") adopted regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both property and casualty companies

(effective December 31, 1994) and life companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 1998, each of The Hartford's insurance subsidiaries within North American Property & Casualty and the Life segment had more than sufficient capital to meet the NAIC's RBC requirements.

CASH FLOW

                                  1998       1997        1996
-----------------------------------------------------------------
Net cash provided by
  operating activities        $     907   $   2,045  $     994
Net cash provided by (used
  for) investing activities   $     411   $  (2,247) $  (1,035)
Net cash (used for) provided
  by financing activities     $  (1,340)  $     239  $      59
Cash - end of year            $     123   $     140  $     112
-----------------------------------------------------------------

During 1998, the decrease in cash provided by operating activities was primarily the result of lower underwriting cash flows, due in part to higher claim payments on catastrophes, an increase in income taxes paid and timing in the settlement of other receivables and payables. The decrease in cash (used for) provided by financing activities was primarily the result of proceeds from the HLI offering in May 1997, treasury stock purchases in 1998 in accordance with the Company's share repurchase program and a decrease in investment-type contracts written in the Life segment. The change in cash provided by (used for) investing activities primarily reflects net investment proceeds used to fund financing activities.

During 1997, cash provided by operating activities increased from the prior year due primarily to strong revenue growth in the Life segment combined with lower paid losses by North American Property & Casualty resulting from lower property catastrophe and other severe weather-related losses. Cash provided by financing activities increased from the prior year due to proceeds of the Offering, partially offset by declines in investment-type contracts written in the Life segment. The increase in cash used for investing activities reflected the investment of the additional proceeds generated by operating and financing activities.

Operating cash flows in each of the last three years have been more than adequate to meet liquidity requirements.

ACQUISITIONS

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. ("PLANCO") and its affiliate, PLANCO, Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition has been accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

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

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include medical testing for life insurability, tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 1999 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products and would apply a tax to the Company's policyholder surplus account. It is too early to determine whether these tax proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time. Measures which may significantly impact the property and casualty industry include possible modifications to the Superfund program, the tax laws governing property and casualty insurance companies and Federal catastrophe fund legislation. Measures which may significantly impact the company overall include tort reform, privacy and new restrictions and liability for managed care plans, and financial services modernization legislation.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, all members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $23 in 1998, $19 in 1997 and $14 in 1996.

NAIC PROPOSALS

The NAIC developed several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for property and casualty and life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Fire Insurance Company. Even if enacted in Connecticut or other states in which The Hartford's subsidiaries are domiciled, it is expected that these laws will neither significantly change The Hartford's investment strategies nor have any material adverse effect on The Hartford's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles ("SAP") in March, 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of The Hartford.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products.


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

The integrity and reliability of The Hartford's IT systems, as well as the reliability of its non-IT systems, are integral aspects of The Hartford's business. The Hartford issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate The Hartford's various business segments and field offices, including The Hartford's foreign operations. The Hartford also has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to The Hartford, and whose operations are important to The Hartford's business.

INTERNAL YEAR 2000 EFFORTS AND TIMETABLE

Beginning in 1990, The Hartford began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, The Hartford's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of The Hartford's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, The Hartford substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. The Hartford has begun initiative (5), and management currently anticipates that such activity will continue into the fourth quarter of 1999.

Third Party Year 2000 Efforts and Timetable

The Hartford's Year 2000 efforts include assessing the potential impact on The Hartford of third parties' Year 2000 readiness. The Hartford's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with The Hartford, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to The Hartford's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. The Hartford has completed the first third party initiative and, as of early 1999, had substantially completed evaluating third party responses received. The Hartford has begun conducting the additional activities described in initiative (3), and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The costs of The Hartford's Year 2000 program that were incurred through the year ended December 31, 1997 were not material to The Hartford's financial condition or results of operations. The after-tax costs of The Hartford's Year 2000 efforts for the year ended December 31, 1998 were approximately $23. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $15 to $25. These costs are being expensed as incurred.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in The Hartford's business. In addition, The Hartford's investing activities are an important aspect of its business, and The Hartford may be exposed to the risk that issuers of investments held by it will be adversely impacted by Year 2000 issues. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, management cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on The Hartford's financial condition or results of operations.

The Hartford is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of The Hartford's business on third parties and their Year 2000 readiness. The Hartford currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Insurance Claims

As an insurer, The Hartford may incur claims and claim adjustment expenses, including attorneys' fees and other legal expenses, resulting from claims from insureds who may incur losses as a result of Year 2000 problems. To the extent claims are made, insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. It is not possible to determine in advance whether and to what extent insureds would incur losses, the amount of the losses, or whether any such losses would be covered under The Hartford's insurance policies. Because of this uncertainty, it is also not possible to determine in advance whether such claims and claim adjustment expenses would have a material impact upon The Hartford's financial condition or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is said forth in the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1999 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.


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

(b)  Reports on Form 8-K - None

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page(s)
Report of Management                                                      F-1
Report of Independent Public Accountants                                  F-2
Consolidated  Statements  of Income for the three years
  ended  December 31, 1998                                                F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997              F-4
Consolidated  Statements of Stockholders'  Equity for
  the three years ended December 31, 1998                                 F-5-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998                                                 F-7
Notes to Consolidated Financial Statements                                F-8-30
Summary of Investments - Other Than Investments in Affiliates             S-1
Supplementary Condensed Financial Statements                              S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental Information Concerning Property and Casualty
  Insurance Operations                                                    S-7




                              REPORT OF MANAGEMENT


The management of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operation, and that any other information contained in the Annual Report is consistent with the financial statements.

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

The Audit Committee of the Board of Directors of The Hartford, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Hartford Financial Services Group, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Hartford Financial Services Group, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

Hartford, Connecticut
January 26, 1999



                                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                           CONSOLIDATED STATEMENTS OF INCOME



                                                                                    For the years ended December 31,
                                                                          -----------------------------------------------------
   (In millions, except for per share data)                                       1998             1997              1996
   ----------------------------------------------------------------------------------------------------------------------------
   REVENUES
      Earned premiums and other considerations                            $        11,616   $       10,479   $        10,180
      Net investment income                                                         3,102            2,655             2,523
      Net realized capital gains (losses)                                             304              327              (126)
   ---------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                          15,022           13,461            12,577
           --------------------------------------------------------------------------------------------------------------------

   Benefits, claims and expenses
      Benefits, claims and claim adjustment expenses                               8,613             7,977             8,942
      Amortization of deferred policy acquisition costs                            2,020             1,888             1,678
      Other expenses                                                               2,914             2,261             2,275
   ---------------------------------------------------------------------------------------------------------------------------
           TOTAL BENEFITS, CLAIMS AND EXPENSES                                    13,547            12,126            12,895
           --------------------------------------------------------------------------------------------------------------------

           OPERATING INCOME (LOSS)                                                 1,475             1,335              (318)
      Equity gain on HLI initial public offering                                      --               368                --
   ----------------------------------------------------------------------------------------------------------------------------

           INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                 1,475             1,703              (318)
      Income tax expense (benefit)                                                   388               334              (219)
   ----------------------------------------------------------------------------------------------------------------------------

           INCOME (LOSS) BEFORE MINORITY INTEREST                                  1,087             1,369               (99)
      Minority interest in consolidated subsidiary                                   (72)              (37)               --
   ----------------------------------------------------------------------------------------------------------------------------

           NET INCOME (LOSS)                                              $        1,015   $         1,332   $           (99)
   ============================================================================================================================

   Basic earnings (loss) per share                                        $         4.36   $          5.64   $         (0.42)
   Diluted earnings (loss) per share                                      $         4.30   $          5.58   $         (0.42)
   ----------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                                      232.8             236.0             234.5
   Weighted average common shares outstanding and
     dilutive potential common shares                                              236.2             238.9             234.5
   ----------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                      $         0.85   $          0.80   $          0.80
   ============================================================================================================================

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                                                   As of December 31,
                                                                                            ----------------------------------
(In millions, except for share data)                                                              1998             1997
------------------------------------------------------------------------------------------- ----------------- ----------------
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $34,191 and
     $34,061)                                                                               $      35,331     $      35,053
   Equity securities, available for sale, at fair value (cost of $846 and $1,509)                   1,066             1,922
   Policy loans, at outstanding balance                                                             6,687             3,759
   Other investments, at cost                                                                         612               388
------------------------------------------------------------------------------------------- ----------------- ----------------
      Total investments                                                                            43,696            41,122
   Cash                                                                                               123               140
   Premiums receivable and agents' balances                                                         1,833             1,873
   Reinsurance recoverables                                                                         4,978            10,839
   Deferred policy acquisition costs                                                                4,579             4,181
   Deferred income tax                                                                              1,085               955
   Other assets                                                                                     2,759             2,502
   Separate account assets                                                                         91,579            70,131
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL ASSETS                                                                        $     150,632     $     131,743
        =================================================================================== == ============== == =============

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,449     $      18,376
      Life                                                                                          6,088             5,271
   Other policy claims and benefits payable                                                        19,774            21,143
   Unearned premiums                                                                                2,478             2,895
   Short-term debt                                                                                     31               291
   Long-term debt                                                                                   1,548             1,482
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,000
   Other liabilities                                                                                4,547             4,672
   Separate account liabilities                                                                    91,579            70,131
------------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                  143,744           125,261

COMMITMENTS AND CONTINGENCIES, NOTE 15

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          465               397

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,705,675 and 239,374,389 shares, par
    value $0.01                                                                                         2                 2
   Additional paid-in capital                                                                       1,591             1,641
   Retained earnings                                                                                4,474             3,658
   Treasury stock, at cost - 11,310,598 and  3,421,949 shares                                        (455)              (48)
   Accumulated other comprehensive income                                                             811               832
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  6,423             6,085
        ----------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     150,632     $     131,743
        =================================================================================== == ============== == =============

See Notes to Consolidated Financial Statements.


                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------            Outstanding
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative                  Shares
                                         Additional    Retained    Stock,    on Securities,   Translation                  (In
(Dollars in millions)                 Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total      thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS
  PREVIOUSLY REPORTED                       $1,660        $3,658     $(65)         $853           $(21)      $6,085        117,976
Two-for-one stock split [1]                    (17)                    17                                                  117,976
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS ADJUSTED       1,643         3,658      (48)          853            (21)       6,085        235,952
Comprehensive income
   Net income                                              1,015                                              1,015
   Other comprehensive income, net
    of tax [2]
      Unrealized gain on securities                                                 (42)                        (42)
       [3]
      Cumulative translation adjustments                                                            21           21
                                                                                                           -----------
   Total other comprehensive income                                                                             (21)
                                                                                                           -----------
     Total comprehensive income                                                                                 994
                                                                                                           ===========
Issuance of shares under incentive
   and stock purchase plans                     (2)                    70                                        68          2,203
Tax benefit on employee stock
   options and awards                           22                                                               22
Treasury stock acquired                        (70)                  (477)                                     (547)       (10,760)
Dividends declared on common stock                          (199)                                              (199)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,593        $4,474    $(455)         $811            $--       $6,423        227,395
===================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------            Outstanding
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative                  Shares
                                         Additional    Retained    Stock,    on Securities,   Translation                  (In
(Dollars in millions)                 Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total      thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS
  PREVIOUSLY REPORTED                       $1,643        $2,515     $(30)         $352            $40       $4,520        117,556
Two-for-one stock split [1]                                                                                                117,557
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS ADJUSTED       1,643         2,515      (30)          352             40        4,520        235,113
Comprehensive income
   Net income                                              1,332                                              1,332
   Other comprehensive income, net
    of tax [2]
      Unrealized gain on securities                                                 501                         501
       [3]
      Cumulative translation adjustments                                                           (61)         (61)
                                                                                                           -----------
   Total other comprehensive income                                                                             440
                                                                                                           -----------
     Total comprehensive income                                                                               1,772
                                                                                                           ===========
Issuance of shares under incentive
   and stock purchase plans                     22                      5                                        27          1,939
Treasury stock acquired                        (22)                   (23)                                      (45)        (1,100)
Dividends declared on common stock                          (189)                                              (189)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,643        $3,658     $(48)         $853           $(21)      $6,085        235,952
===================================================================================================================================

See Notes to Consolidated Financial Statements.
                                                  .

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)



FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------            Outstanding
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative                  Shares
                                         Additional    Retained    Stock,    on Securities,   Translation                  (In
(Dollars in millions)                 Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total      thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS
  PREVIOUSLY REPORTED                       $1,637        $2,802     $(30)         $245            $48       $4,702        117,124
Two-for-one stock split [1]                                                                                                117,125
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR AS ADJUSTED       1,637         2,802      (30)          245             48        4,702        234,249
Comprehensive income
   Net loss                                                  (99)                                               (99)
   Other comprehensive income, net
    of tax [2]
      Unrealized gain on securities                                                 107                         107
       [3]
      Cumulative translation adjustments                                                            (8)          (8)
                                                                                                           -----------
   Total other comprehensive income                                                                              99
                                                                                                           -----------
     Total comprehensive income                                                                                   --
                                                                                                           -----------
Issuance of shares under incentive
   and stock purchase plans                      6                                                                6            864
Dividends declared on common stock                          (188)                                              (188)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,643        $2,515     $(30)         $352            $40       $4,520        235,113
===================================================================================================================================

[1] On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Information has been restated on a retroactive basis to reflect the effect of the stock split. For additional information, see Note 8 of Notes to Consolidated Financial Statements.
[2] Unrealized gain on securities is net of tax of $(17), $267 and $58 for the years ended December 31, 1998, 1997 and 1996, respectively. There is no tax effect on cumulative translation adjustments.
[3] Net of reclassification adjustment for gains realized in net income of $199, $215 and $57 for the years ended December 31, 1998, 1997 and 1996, respectively.


See Notes to Consolidated Financial Statements

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                  -------------------------------------------------
(In millions)                                                                          1998              1997             1996
--------------------------------------------------------------------------------- ---------------- ----------------- --------------
OPERATING ACTIVITIES
   Net income (loss)                                                              $       1,015    $        1,332    $        (99)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
   Change in receivables, payables and accruals                                             (69)              (61)            (38)
   Decrease in reinsurance recoverables and other related assets                            622               206             611
   Increase in deferred policy acquisition costs                                           (594)             (662)           (589)
   Change in accrued and deferred income taxes                                              (67)              340            (449)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                              266             1,021             968
   Minority interest in consolidated subsidiary                                              72                37              --
   Equity gain on HLI initial public offering                                                --              (368)             --
   Net realized capital (gains) losses                                                     (304)             (327)            126
   Depreciation and amortization                                                            103                85              81
   Other, net                                                                              (137)              442             383
--------------------------------------------------------------------------------- -- ------------- --- ------------- -- -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             907             2,045             994
================================================================================= == ============= === ============= == ===========
Investing Activities
   Purchase of investments                                                              (32,724)          (47,642)        (33,424)
   Sale of investments                                                                   13,700            14,677          14,602
   Maturity of investments                                                               19,388            30,827          17,856
   Proceeds from sale of affiliate                                                          514                --              --
   Purchase of affiliates                                                                  (359)               --              --
   Additions to plant, property and equipment                                              (108)             (109)            (69)
--------------------------------------------------------------------------------- -- ------------- --- ------------- -- -----------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                  411            (2,247)         (1,035)
================================================================================= == ============= === ============= == ===========
FINANCING ACTIVITIES
   Short-term debt, net                                                                     (60)             (409)           (286)
   Issuance of long-term debt                                                               200               650              --
   Repayment of long-term debt                                                             (200)               --            (100)
   Net proceeds  from  issuance  of  company  obligated  mandatorily  redeemable preferred securities of subsidiary trusts holding solely junior
     subordinated debentures                                                                250                --             969
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                         (835)             (483)           (390)
   Net proceeds from sale of minority interest in subsidiary                                 --               687              --
   Dividends paid                                                                          (197)             (190)           (140)
   Acquisition of treasury stock                                                           (547)              (45)             --
   Proceeds from issuances of shares under incentive and stock purchase plans                49                29               6
--------------------------------------------------------------------------------- -- ------------- --- ------------- -- -----------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                               (1,340)              239              59
================================================================================= == ============= === ============= == ===========
   Foreign exchange rate effect on cash                                                       5                (9)             (1)
--------------------------------------------------------------------------------- -- ------------- --- ------------- -- -----------
   Net (decrease) increase in cash                                                          (17)               28              17
   Cash - beginning of year                                                                 140               112              95
--------------------------------------------------------------------------------- -- ------------- --- ------------- -- -----------
      CASH - END OF YEAR                                                          $         123    $          140    $        112
================================================================================= == ============= === ============= == ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE YEAR FOR:
Income taxes                                                                      $         407    $          (37)   $        170
Interest                                                                          $         220    $          212    $        142

Noncash Investing Activities
----------------------------
Due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,546 were exchanged for the fair value of assets comprised of $4,354 in policy loans and $192 in other assets.


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)


1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") provide property and casualty and life insurance to both individual and commercial customers in the United States and internationally.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary to Norwich Union, a leading provider of general and life insurance in the United Kingdom. For purposes of these financial statements London &
Edinburgh's operating results are included in The Hartford's results of operations through the date of sale. (For additional information, see Note 18.)

The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

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

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts. In addition, the consolidated financial statements have been restated to reflect a two-for-one stock split effected in the form of a stock dividend (see Note 8). Accordingly, all issued, outstanding and weighted average shares, as well as per share amounts, have been adjusted.

(B)  CHANGES IN ACCOUNTING PRINCIPLES

In November 1998, the Emerging Issues Task Force ("EITF") reached consensus on issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This issue requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Had the Company accounted for certain structured note transactions as a unit, based upon the consensus reached in EITF 98-15, after-tax, net income for the year ended December 31, 1998 would have been approximately $25 higher. Included in net income for the year ended December 31, 1998 was $26 of after-tax net realized capital losses and approximately $1 of after-tax net investment income related to combined structured note transactions, which were accounted for in accordance with then current generally accepted accounting principles.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for The Hartford will begin for the first quarter of the year 2000. While The Hartford is currently in the process of quantifying the impact of SFAS No. 133, the Company is reviewing its derivative holdings in order to take actions needed to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for

(B)  CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new standard revises and improves disclosure requirements of FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information, including a disclosure of changes in the benefit obligation and changes in the fair value of plan assets by reconciling beginning and ending balances. The Company adopted SFAS No. 132 in 1998. For additional information, see Note 11.

Effective January 1, 1998, The Hartford adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Consolidated Statements of Stockholders' Equity.

In December 1997, the AICPA issued SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. SOP 97-3 will be effective for fiscal years beginning after December 15, 1998, and is not expected to have a material impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new standard requires public business enterprises to disclose certain financial and descriptive information about reportable operating segments in annual financial statements and in condensed financial statements of interim periods. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in 1998. For additional information, see Note 17.

The Hartford's cash flows were not impacted by adopting these changes in accounting principles.

(C)  INVESTMENTS

The Hartford's investments in fixed maturities include bonds, redeemable preferred stock and commercial paper which are classified as "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of Stockholders' Equity designated "unrealized gain (loss) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Policy loans are carried at outstanding balance which approximates fair value. Net realized capital gains and losses, after deducting the life and pension policyholders' share, are reported as a component of revenues and are determined on a specific identification basis. The Company's accounting policy for impairment recognition requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporary impaired securities for appropriate valuation on an ongoing basis.

(D)  DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. The Hartford's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency
Translation", AICPA SOP 86-2, "Accounting for Options", and various EITF pronouncements. Written options are used, in all cases in

(D)  DERIVATIVE INSTRUMENTS (CONTINUED)

conjunction with other assets and derivatives as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Initial application for The Hartford will begin for the first quarter of the year 2000. For further discussion of SFAS No. 133, see (b) Changes In Accounting Principles.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Hartford's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls outside the range of 80% to 120%, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the futures contracts are closed, except for futures used in duration hedging which are deferred and adjusted into the cost basis on a quarterly basis. The adjustments to the cost basis are amortized into net investment income over the remaining asset life.

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

(E)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or the account value to the policyholder.

(F)  DEFERRED POLICY ACQUISITION COSTS

PROPERTY AND CASUALTY INSURANCE OPERATIONS - Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including net investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to

(F)  DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

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


                                    For the years ended December
                                                31,
                                   ------------------------------
                                     1998      1997      1996
                                   ------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $18,376   $18,303   $17,536
Reinsurance recoverables              4,348     4,414     4,939
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       14,028    13,889    12,597
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES
     Current year                     5,404     5,065     5,075
     Prior years [1]                   (152)       98     1,049
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES       5,252     5,163     6,124
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                     2,275     1,961     2,082
     Prior years                      2,876     3,039     2,797
-----------------------------------------------------------------
TOTAL PAYMENTS                        5,151     5,000     4,879
-----------------------------------------------------------------
Foreign currency translation             (1)      (24)       47
Reserves resulting from                  86        --        --
  acquisitions
Other [2]                            (1,051)       --        --
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       13,163    14,028    13,889
Reinsurance recoverables              3,286     4,348     4,414
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
   CLAIMS AND CLAIM ADJUSTMENT
   EXPENSES-GROSS                   $16,449   $18,376   $18,303
-----------------------------------------------------------------
[1] See Note 15(b) Environmental and Asbestos Claims. Excludes the effects of foreign exchange adjustments.
[2]  1998 includes  $1,067  related to the sale of London & Edinburgh  (see Note
     18).

The Company has an exposure to catastrophe losses which can be caused by significant events including hurricanes, severe winter storms, earthquakes, windstorms and fires. The frequency and severity of catastrophes are unpredictable, and the exposure to a catastrophe is a function of both the total amount insured in an area affected by the event and the severity of the event. Catastrophes generally impact limited geographic areas; however, certain events may produce significant damage in heavily populated areas. The Company generally seeks to reduce its exposure to catastrophe losses through individual risk selection and the purchase of catastrophe reinsurance.

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

(G) FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES (CONTINUED)

                                  For the years ended December
                                               31,
                                 --------------------------------
                                    1998      1997       1996
                                 --------------------------------
BEGINNING CLAIM RESERVES-GROSS     $1,746     $1,496    $1,254
Reinsurance recoverables               71         53        35
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        1,675      1,443     1,219
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                     902        890       799
     Prior years                      (48)       (51)      (66)
-----------------------------------------------------------------
TOTAL INCURRED                        854        839       733
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     334        274       236
     Prior years                      382        333       273
-----------------------------------------------------------------
TOTAL PAID                            716        607       509
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           1,813      1,675     1,443
Reinsurance recoverables              125         71        53
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $1,938     $1,746    $1,496
=================================================================

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

2.  THE OFFERING

Pursuant to the initial public offering of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, Class A common stock (the "Offering") on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI and approximately 4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81% of the equity ownership in HLI and approximately 96% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1998, The Hartford continued to maintain an approximate 81% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

(A) COMPONENTS OF NET INVESTMENT INCOME
                                                                                    For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                                 1998               1997                1996
----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                            $    3,018         $    2,561          $    2,454
Dividends                                                                          32                 48                  55
Other investment income                                                            91                 97                  61
----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                         3,141              2,706               2,570
Less:   Investment expenses                                                        39                 51                  47
----------------------------------------------------------------------------------------------------------------------------------
   Net investment income                                                   $    3,102         $    2,655          $    2,523
==================================================================================================================================


(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                           $      (72)        $       41          $     (247)
Equity securities                                                                 302                279                 135
Real estate and other [1]                                                          74                  7                 (11)
Less:   Increase in liability to policyholders for net
        realized capital gains                                                     --                 --                   3
----------------------------------------------------------------------------------------------------------------------------------
   Net realized capital gains (losses)                                     $      304         $      327          $     (126)
==================================================================================================================================

[1]  1998 includes a $55, before-tax, gain on the sale of London & Edinburgh.

(C) UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized gains                                                     $      283         $      503          $      336
Gross unrealized losses                                                           (60)               (81)                (52)
Minority interest in consolidated subsidiary                                       (3)                (3)                 --
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                              220                419                 284
Deferred income taxes                                                              76                145                  98
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  144                274                 186
Balance - beginning of year                                                       274                186                  98
----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                $     (130)        $       88          $       88
==================================================================================================================================

(D) UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized gains                                                     $    1,318         $    1,101          $      717
Gross unrealized losses                                                          (178)              (109)               (446)
Minority interest in consolidated subsidiary                                      (77)               (71)                 --
Net unrealized gains credited to policyholders                                    (32)               (30)                (13)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                            1,031                891                 258
Deferred income taxes                                                             364                312                  92
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  667                579                 166
Balance - beginning of year                                                       579                166                 147
----------------------------------------------------------------------------------------------------------------------------------
   Change in unrealized gains (losses) on fixed maturities                 $       88         $      413          $       19
==================================================================================================================================

(E)      FIXED MATURITY INVESTMENTS
                                                                                      As of December 31, 1998
                                                               --------------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                      Cost              Gains            Losses         Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                                  $        287      $          7      $         --     $        294
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                          1,846                34                (9)           1,871
  States, municipalities and political subdivisions                    9,501               512                (6)          10,007
  International governments                                            1,578               143               (29)           1,692
  Public utilities                                                     1,259                52                (3)           1,308
  All other corporate including international                          9,357               436               (65)           9,728
  All other corporate - asset backed                                   6,439               105               (54)           6,490
  Short-term investments                                               2,978                 3                (2)           2,979
  Certificates of deposit                                                871                22               (10)             883
  Redeemable preferred stock                                              75                 4                --               79
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     34,191      $      1,318      $       (178)    $     35,331
===================================================================================================================================


                                                                                      As of December 31, 1997
                                                               --------------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                      Cost              Gains            Losses         Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                                  $        378      $          7      $         (1)    $        384
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                          2,342                85               (36)           2,391
  States, municipalities and political subdivisions                    7,984               398                (1)           8,381
  International governments                                            1,763               108               (11)           1,860
  Public utilities                                                     1,302                37                (3)           1,336
  All other corporate including international                          9,565               365               (40)           9,890
  All other corporate - asset backed                                   6,481                79               (11)           6,549
  Short-term investments                                               3,238                --                --            3,238
  Certificates of deposit                                                941                19                (6)             954
  Redeemable preferred stock                                              67                 3                --               70
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     34,061      $      1,101      $       (109)    $     35,053
===================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1998 by estimated maturity year are shown to the right. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                      Amortized
Maturity                                 Cost       Fair Value
-----------------------------------------------------------------
One year or less                     $     4,644   $     4,677
Over one year through five years           8,736         8,912
Over five years through ten years         10,759        11,236
Over ten years                            10,052        10,506
-----------------------------------------------------------------
    Total                            $    34,191   $    35,331
=================================================================

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $9.2 billion, $13.4 billion and $11.3 billion, gross gains of $230, $264 and $161 and gross losses of $(302), $(223)

(E)  FIXED MATURITY INVESTMENTS (CONTINUED)

and $(408),  respectively.  In 1996,  gross  realized  capital losses include an other than temporary impairment of $137 related to the Company's block of guaranteed investment contract business written prior to 1995. Sales of equity security investments for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $2.2 billion, $1.5 billion and $1.4 billion, gross gains of $636, $343 and $184 and gross losses of $(334), $(64) and $(49), respectively.

(F)  CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any significant credit concentration risk of a single issuer greater than 10% of stockholders' equity.

(G)  DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transactions costs. The Company is considered an "end user" of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to The Hartford's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $7.7 billion and $7.9 billion ($5.0 billion and $5.8 billion primarily related to life insurance investments, and $2.7 billion and $2.1 billion on life insurance liabilities) at December 31, 1998 and 1997, respectively.

A summary of derivative instruments for The Hartford, segregated by major investment and liability category, was as follows as of December 31, 1998 and 1997:


1998                                                                          AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                                      ------------------------------------------------------------------------------
                                             Total                    Purchased                                 Foreign       Total
                                           Carrying   Issued Caps  Caps, Floors &                 Interest      Currency    Notional
ASSETS HEDGED                                Value      & Floors       Options     Futures [1]   Rate Swaps    Swaps [2]     Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  anticipatory)                           $     8,361 $       44   $        258    $      3    $     1,109   $       --   $    1,414
Anticipatory  [3]                                  --         --             --          --            712           --          712
Other bonds and notes                          23,802        461            597          18          1,661           93        2,830
Short-term investments                          3,168         --             --          --            --            --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    35,331        505            855          21          3,482           93        4,956
Equity securities, policy loans and
  other investments                             8,365         --             --          --             31          --            31
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $    43,696 $      505   $        855    $     21    $     3,513   $       93   $    4,987
LONG-TERM DEBT                            $     1,548         --             --          --             --           --           --
OTHER POLICY CLAIMS                       $    19,774      1,100             50          --          1,592           16        2,758
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE    $    1,605   $        905    $     21    $     5,105   $      109   $    7,745
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE        $       (6)  $         19    $     --    $        59   $       (5)  $       67
------------------------------------------------------------------------------------------------------------------------------------

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(G)  DERIVATIVE INSTRUMENTS (CONTINUED)

1997                                                                          Amount Hedged (Notional Amounts)
                                                       -----------------------------------------------------------------------------
                                             Total                   Purchased                                Foreign       Total
                                            Carrying   Issued Caps     Caps &                    Interest     Currency     Notional
ASSETS HEDGED                                Value       & Floors      Floors     Futures [1]   Rate Swaps   Swaps [2]      Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  anticipatory)                           $     8,939  $      547   $    1,499   $       28    $      368   $       --   $    2,442
Anticipatory  [3]                                  --          --           --           19           254           --          273
Other bonds and notes                          22,876         497          596           22         1,846           94        3,055
Short-term investments                          3,238          --           --           --            --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    35,053       1,044        2,095           69         2,468           94        5,770
Equity securities, policy loans and
  other investments                             6,069          --           --           --            51           --           51
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $    41,122  $    1,044   $    2,095   $       69   $     2,519   $       94   $    5,821
LONG-TERM DEBT                            $     1,482          --           --           --            --           17           17
OTHER POLICY CLAIMS                       $    21,143          10          150           --         1,889           --        2,049
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE     $    1,054   $    2,245   $       69   $     4,408   $      111   $    7,887
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE         $       (8)  $       23   $       --   $        41   $       (6)  $       50
------------------------------------------------------------------------------------------------------------------------------------

[1] As of December 31, 1998 and 1997, 5% and 59%, respectively, of the notional futures contracts mature within one year.
[2] As of December 31, 1998 and 1997, 9% and 16%, respectively, of foreign currency swaps mature within one year.
[3] Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturity investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1998, the Company had $0.6 of net deferred gains for futures and interest rate swaps. The Hartford expects to basis adjust the entire $0.6 of deferred gains in 1999. As of December 31, 1997, the Company had $2.7 in net deferred gains for futures and interest rate swaps which were basis adjusted in 1998.

A reconciliation between notional amounts as of December 31, 1998 and 1997 by derivative type and strategy is as follows:


                                                 December 31, 1997                          Maturities/        December 31, 1998
                                                  Notional Amount         Additions       Terminations [1]      Notional Amount
------------------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                              $       1,265        $      1,000        $        338         $       1,927
Floors                                                    1,899                  --               1,316                   583
Swaps/ Forwards                                           4,519               2,878               2,183                 5,214
Futures                                                      69                 233                 281                    21
Options                                                     135                  50                 185                    --
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,887        $      4,161        $      4,303         $       7,745
------------------------------------------------------------------------------------------------------------------------------------

BY STRATEGY
Liability                                         $       2,066        $      1,358        $        666         $       2,758
Anticipatory                                                273                 652                 213                   712
Asset                                                     2,579               1,397                 987                 2,989
Portfolio                                                 2,969                 754               2,437                 1,286
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,887        $      4,161        $      4,303         $       7,745
------------------------------------------------------------------------------------------------------------------------------------

[1] During 1998, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

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

Fair value for long-term debt and QUIPS and TruPS (which represent company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures) is based on external valuation using discounted future cash flows at current market interest rates.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through periodic comparison to dealer quoted prices.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 1998 and 1997 were as follows:

                                 1998                 1997
                          -------------------  -------------------
                          Carrying    Fair     Carrying  Fair
                           Amount    Value        Amount  Value
------------------------------------------------------------------
ASSETS
 Fixed maturities           $35,331   $35,331    $35,053   $35,053
 Equity securities            1,066     1,066      1,922     1,922
 Policy loans                 6,687     6,687      3,759     3,759
 Other investments              612       681        388       463
LIABILITIES
 Other policy claims and
  benefits payable [1]      $11,723   $11,740    $11,769   $11,755
 Short-term debt                 31        31        291       294
 Long-term debt               1,548     1,653      1,482     1,530
 QUIPS/TruPS                  1,250     1,285      1,000     1,034
------------------------------------------------------------------
[1] Excludes corporate owned life insurance ("COLI"), reinsurance recoverables and universal life insurance contracts with a carrying amount of $8.0 billion and $9.4 billion at December 31, 1998 and 1997, respectively.


5.  SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $91.6 billion and $70.1 billion at December 31, 1998 and 1997, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $81.3 billion and $59.4 billion at December 31, 1998 and 1997, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.3 billion and $10.7 billion at December 31, 1998 and 1997, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $1.8 billion and $1.9 billion at December 31, 1998 and 1997, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $911, $699 and $538 in 1998, 1997 and 1996, respectively. The guaranteed separate accounts include fixed market value adjusted ("MVA") individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% at December 31, 1998. The assets that support these liabilities were comprised of $10.1 billion in fixed maturities as of December 31, 1998. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $41 and $119 in carrying value and $3.6 billion and $3.2 billion in notional amounts as of December 31, 1998 and 1997, respectively.


6.  DEBT                                                          1998                                       1997
                                               ------------------------------------------------------------------------------------
                                                                      Weighted Average                           Weighted Average
                                                       Amount        Interest Rate [1]             Amount       Interest Rate [1]
-----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                               $        31               5.4%              $         91              5.9%
   Current maturities of long-term debt                    --                --                        200              8.2%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                    $        31               5.4%              $        291              7.5%
===================================================================================================================================
LONG-TERM DEBT
   DOMESTIC
     Notes, due 2001                              $       200               8.3%              $        200              8.3%
     Notes, due 2002                                      299               6.4%                       300              6.4%
     Notes, due 2004                                      200               7.0%                       200              7.0%
     Notes, due 2007                                      200               7.2%                       200              7.2%
     Notes, due 2008                                      200               6.4%                        --               --
     Notes, due 2015                                      199               7.3%                       198              7.3%
     Notes, due 2027                                      250               7.8%                       250              7.8%
   INTERNATIONAL
     Notes, due 2002                                       --               --                         134              8.1%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                     $     1,548               7.2%              $      1,482              7.4%
===================================================================================================================================

[1]  Represents the weighted average interest rate at the end of the period.

(A)  SHORT-TERM DEBT

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 1998, The Hartford had a $1.5 billion five-year revolving credit facility with three years remaining with thirty participating banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. At December 31, 1998, there were no outstanding borrowings under the facility.

In the first quarter of 1997, HLI borrowed $1.1 billion against a $1.3 billion unsecured short-term credit facility with four banks. During the second quarter of 1997, HLI retired the borrowing with proceeds from the Offering and the new debt issuances (discussed below), and subsequently reduced the capacity of its unsecured short-term credit facility from $1.3 billion to $250.

(B)  LONG-TERM DEBT

The Hartford's long-term debt securities are unsecured obligations of The Hartford and rank on a parity with all other unsecured and unsubordinated indebtedness. On October 11, 1995, The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of up to an aggregate $1.0 billion in debt securities and preferred stock. On November 3, 1995, the Company issued and sold $500 in senior debt securities in two tranches ($300 of 6.4% notes due 2002 and $200 in 7.3% debentures due 2015). On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities, making an aggregate of $1.75 billion available for sale. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (referred to below) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures on October 30, 1996 (see Note 7) and the issuance of unsecured redeemable long-term debt on November 2, 1998, as discussed below, The Hartford had $1.05 billion remaining on this shelf registration at December 31, 1998.

On November 2, 1998, The Hartford issued and sold $200 of unsecured redeemable long-term debt in the form of 6.375% notes due November 1, 2008 under its $1.75 billion shelf registration. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1999. The Hartford used the net proceeds from the sale of the notes for the repayment of $200 of outstanding commercial paper which was incurred to fund the repayment of the Company's $200 8.20% Senior Notes due at their maturity on October 15, 1998.

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. On June 12, 1997, HLI issued and sold $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year,

(B)  LONG-TERM DEBT (CONTINUED)

commencing December 15, 1997. HLI used the proceeds from these issuances for the repayment of short-term debt and for other general corporate purposes.

On June 8, 1998, HLI filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures on June 29, 1998 discussed in Note 7, HLI had $750 remaining on this shelf registration on December 31, 1998.

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts ("Hartford Trusts") formed by The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts which were issued as discussed in Note 7.

Interest expense incurred related to short- and long-term debt totaled $125, $131 and $108 for 1998, 1997 and 1996, respectively.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES ("QUIPS" AND "TRUPS")

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by HLI, issued 10,000,000, 7.2% Trust Preferred Securities, Series A ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by HLI. HLI used the proceeds from the offering for the retirement of its outstanding commercial paper, for acquisitions and for other general corporate purposes.

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. HLI owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A
Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or upon earlier redemption. HLI has the right to redeem the Junior Subordinated Debentures on or after June 30, 2003 or earlier upon the occurrence of certain events. Holders of Series A Preferred Securities generally have no voting rights.

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

HLI has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on, or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.

On February 28, 1996, Hartford Capital I, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities ("Hartford Series A Preferred Securities"). The proceeds from the sale of Hartford Series A Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series A ("Hartford Junior Subordinated Debentures"), issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness.

Hartford Series A Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital I. The Hartford owns all of the beneficial interests represented by Series A Common Securities of Hartford Capital I.
Holders of Hartford Series A Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from February 28, 1996 and payable quarterly in arrears commencing March 31, 1996 at the annual rate of 7.7% of the liquidation amount of $25.00 per Hartford Series A Preferred Security. The Hartford Series A Preferred Securities are subject to mandatory redemption upon repayment of the Hartford Junior Subordinated Debentures at maturity or their earlier redemption. Holders of Hartford Series A Preferred Securities have limited voting rights.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES ("QUIPS" AND "TRUPS") (CONTINUED)

The Hartford Junior Subordinated Debentures bear interest at the annual rate of 7.7% of the principal amount, payable quarterly in arrears commencing March 31, 1996, and mature on February 28, 2016. The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

The Hartford has the right to defer payments of interest on the Hartford Junior Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarters for each deferral period, up to the maturity date. During any such period, interest will continue to accrue and The Hartford may not declare or pay any cash dividends or distributions on The Hartford's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Hartford Junior
Subordinated Debentures. In the event of failure to pay interest for 30 consecutive days (subject to the deferral of any due date in the case of an extension period), the Hartford Junior Subordinated Debentures will become due and payable. The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital I obligations under the Hartford Series A Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital I has funds to make such payments.

On October 30, 1996, Hartford Capital II, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series B, 8.35% Cumulative Quarterly Income Preferred Securities ("Series B Preferred Securities"). The material terms of the Series B Preferred Securities are substantially the same as the Hartford Series A Preferred Securities described above, except for the rate and maturity date. The Series B Debentures bear interest at the annual rate of 8.35% of the principal amount payable quarterly in arrears commencing December 31, 1996, and mature on October 30, 2026. The proceeds from the sale of the Series B Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series B ("Series B Debentures"), issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for general corporate purposes.

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $91, $82 and $40 in 1998, 1997 and 1996, respectively.

8.  STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

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

In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. During 1998, The Hartford repurchased 10,759,773 shares of its common stock in the open market at a total cost of $547. Some of these repurchased shares were reissued pursuant to certain stock-based benefit plans. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis.

(B)  PREFERRED STOCK

During 1995, pursuant to The Hartford's Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights Agent, The Hartford authorized the issuance of 50,000,000 shares of Series A Participating Cumulative Preferred Stock ("Series A Preferred Stock"), par value $0.01 per share. The Company may not pay any common stock dividends unless all preferred dividend requirements on Series A Preferred Stock (300,000 shares) have been met. The holders of Series A Preferred Stock are entitled to cumulative dividends. The holders of Series A Preferred Stock may not vote separately as a class, but may vote together as one class with the holders of shares of common stock. No shares were issued or outstanding at December 31, 1998, 1997 and 1996.

(C)  STATUTORY RESULTS

                                 For the years ended December 31,
                                -----------------------------------
                                    1998        1997       1996
-------------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
  Property and casualty
    operations                  $      497  $    1,822   $   (103)
  Life operations                      290         246        190
-------------------------------------------------------------------
    TOTAL                       $      787  $    2,068   $     87
-------------------------------------------------------------------
STATUTORY SURPLUS
  Property and casualty
    operations                  $    6,705  $    6,025   $  2,749
  Life operations                    2,144       1,806      1,448
-------------------------------------------------------------------
    TOTAL                       $    8,849  $    7,831   $  4,197
-------------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of The Hartford Financial Services Group, Inc. in 1999, without prior approval, is $852.

The domestic insurance subsidiaries of The Hartford Financial Services Group, Inc. prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

9.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. The following tables present a reconciliation of income and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.


1998                                                                                Income         Shares        Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
  Income available to common shareholders                                       $       1,015          232.8   $        4.36
                                                                                                                 ------------------
Diluted Earnings per Share
  Options                                                                                  --            3.4
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $       1,015          236.2   $        4.30
===================================================================================================================================

1997                                                                                Income         Shares        Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
  Income available to common shareholders                                       $       1,332          236.0   $        5.64
                                                                                                                 ------------------
Diluted Earnings per Share
  Options and contingently issuable shares                                                 --            2.9
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $       1,332          238.9   $        5.58
===================================================================================================================================

1996                                                                                Income         Shares        Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share
  Loss available to common shareholders                                         $         (99)         234.5   $       (0.42)
                                                                                                                 ------------------
Diluted Earnings (Loss) per Share
  Options and contingently issuable shares                                                 --             --
                                                                                  ----------------------------
  Loss available to common shareholders plus assumed conversions                $         (99)         234.5   $       (0.42)
===================================================================================================================================

Basic earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency. The impact of the treasury stock method for 1996 was antidilutive.

10.  STOCK COMPENSATION PLANS

Under The Hartford 1995 Incentive Stock Plan (the "Plan"), awards granted may be in the form of options, non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares or restricted stock, or any combination of the foregoing. The aggregate number of shares of stock which may be awarded is subject to a maximum limit applicable to all awards for the duration of the Plan and an annual limit applicable to all awards for any plan year. The maximum limit is 15% of the total of the issued and outstanding shares of The Hartford common stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, such issued and outstanding shares being adjusted for the two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 (see Note 8). The annual limit is 1.65% of the total of the issued and outstanding shares of The Hartford common stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ended immediately prior to any plan year. Any unused portion of the annual limit for any plan year is carried forward and made available for awards in succeeding plan years. As of December 31, 1998, the Company had not exceeded the maximum and annual limits. Also, no more than 10,000,000 shares of The Hartford common stock are cumulatively available for awards of incentive stock options. As of December 31, 1998, The Hartford had not issued any incentive stock options under the Plan.

Performance awards of common stock granted under the Plan become payable upon the attainment of specific performance goals achieved over a three year period, and restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the Plan are available for performance shares and restricted stock.

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

During the fourth quarter of 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP, and 220,911, 268,688 and 78,428 shares were sold in 1998, 1997 and 1996, respectively. The weighted average fair value of the discount under the ESPP was $12.20, $9.23 and $8.25 in 1998, 1997 and 1996, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three year period.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 1998, 1997 and 1996, compensation expense related to the Company's two stock-based compensation plans was immaterial. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                    1998        1997      1996
----------------------------------- --------- --------- ---------
Net income (loss):
   As reported                       $1,015    $1,332   $  (99)
   Pro forma [1] [2]                   $988    $1,319   $ (106)
Basic earnings (loss) per share:
   As reported                        $4.36    $5.64    $(0.42)
   Pro forma [1] [2]                  $4.24    $5.59    $(0.45)
Diluted earnings (loss) per share:
   As reported                        $4.30    $5.58    $(0.42)
   Pro forma [1] [2]                  $4.19    $5.52    $(0.45)
----------------------------------- --------- --------- ---------
[1] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.
[2] Includes The Hartford's ownership share of compensation costs related to HLI's incentive stock plan and employee stock purchase plan determined in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 1.7% for 1998 and 1997, and 2.9% for 1996, expected price variability of 25.7% for 1998, 22.1% for 1997 and 20.8% for 1996, risk-free interest rates of 4.89% for the 1998 grants, 6.04% for the 1997 grants and 5.71% for the 1996 grants; and expected lives of five years for 1998, six years for 1997 and five years for 1996.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 1998, 1997 and 1996 and changes during the years ended December 31, 1998, 1997 and 1996 is presented below:


                                               1998                              1997                              1996
                                  -------------------------------   -------------------------------   -----------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year         10,350       $26.66                8,776        $20.44               6,738        $17.58
Granted                              4,265        46.06                3,116         40.23               2,862         26.03
Exercised                           (1,909)       20.96               (1,360)        17.98                (760)        15.96
Canceled/Expired                      (228)       40.89                 (182)        23.54                 (64)        22.93
                                  ----------                        -----------                       -----------
Outstanding at end of year          12,478        33.89               10,350         26.66               8,776         20.44
-----------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year           5,671        23.58                5,184         19.25               4,276         17.24
Weighted  average  fair  value of
   options granted                  $12.20                            $11.58                             $5.61
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 1998:

                                          Options Outstanding                                         Options Exercisable
                    -----------------------------------------------------------------      ----------------------------------------
                     Number Outstanding       Weighted Average     Weighted Average               Number              Weighted
     Range of       at December 31, 1998    Remaining Contractual   Exercise Price            Exercisable at           Average
  Exercise Prices                               Life (Years)                                December 31, 1998       Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
 $ 8.84 - $10.52             252                     2.4                  $9.44                     252                   $9.44
  16.37 -  24.50           3,170                     5.6                  19.12                   3,159                   19.11
  25.88 -  38.57           3,460                     7.1                  30.20                   1,958                   29.12
  38.88 -  58.94           5,596                     9.2                  45.64                     302                   46.20
-----------------------------------------------------------------------------------------------------------------------------------
 $ 8.84 - $58.94          12,478                     7.6                 $33.89                   5,671                  $23.58
-----------------------------------------------------------------------------------------------------------------------------------

11.  PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE  INSURANCE  BENEFIT
PLANS

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 1998 and 1997. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.


                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      ------------------------------
CHANGE IN BENEFIT OBLIGATION                                         1998            1997                 1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation - beginning of year                        $      1,657     $   1,467            $     295     $       252
  Service cost                                                            64            57                    7               7
  Interest cost                                                          122           114                   20              20
  Plan participants' contributions                                        --            --                    3               2
  Actuarial loss                                                          42             3                    7              28
  Change in Assumption:
   Discount rate                                                         127           101                   --              --
   Mortality table                                                        21            --                   --              --
   Salary scale                                                          (23)           --                   --              --
  Benefits paid                                                          (78)          (85)                 (16)            (14)
  Foreign exchange rate changes                                            1            --                  (10)             --
  Settlement [1]                                                        (133)           --                   --              --
-----------------------------------------------------------------------------------------------------------------------------------
     BENEFIT OBLIGATION - END OF YEAR                           $      1,800     $   1,657             $    306     $       295
-----------------------------------------------------------------------------------------------------------------------------------

[1] Reflects the sale of London & Edinburgh (see Note 18).

11. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)


                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      ------------------------------
CHANGE IN PLAN ASSETS                                                1998            1997                 1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets - beginning of year                 $      1,686       $ 1,478              $    88     $        77
  Actual return on plan assets                                           318           295                    5              11
  Employer contribution                                                    8            --                   --              --
  Benefits paid                                                          (80)          (80)                  --              --
  Expenses paid                                                           (4)           (7)                  --              --
  Settlement [1]                                                        (133)           --                   --              --
-----------------------------------------------------------------------------------------------------------------------------------
     FAIR VALUE OF PLAN ASSETS - END OF YEAR                    $      1,795       $ 1,686              $    93     $        88
===================================================================================================================================

  Funded status                                                 $         (5)      $    29              $  (213)    $      (207)
  Unrecognized net actuarial (gain) loss                                 (91)          (42)                  12               2
  Unrecognized prior service cost                                         56            65                 (197)           (211)
  Unrecognized initial obligation (benefit)                                6             7                   --              --
-----------------------------------------------------------------------------------------------------------------------------------
     (ACCRUED) PREPAID BENEFIT COST                             $        (34)      $    59              $  (398)    $      (416)
===================================================================================================================================

[1] Reflects the sale of London & Edinburgh (see Note 18).

Assumptions used in the accounting for the plans were:

                                                                                    December 31,
                                                                   ------------------------------------------
                                                                              1998                 1997
-------------------------------------------------------------------------------------------------------------
    Benefit discount rate                                                      7.00%                7.50%
    Expected long-term rate of return on plan assets                           9.75%                9.75%
    Rate of increase in compensation levels                                    4.00%                4.25%
-------------------------------------------------------------------------------------------------------------


For measurement purposes, a 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation and annual expense by $9 and $1, respectively, for the postretirement health care and life insurance benefit plan for the year ended December 31, 1998.

Total pension cost for the years ended December 31, 1998, 1997 and 1996 include the following components:


                                                                    Pension Benefits                       Other Benefits
                                                           -----------------------------------    ---------------------------------
                                                               1998        1997       1996            1998       1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Service cost (excludes expenses)                           $      68   $     61   $      56       $      7   $      6    $       6
Interest cost                                                    122        113         104             20         20           18
Expected return on plan assets                                  (138)      (141)       (189)            (8)        (7)          (7)
Amortization of prior service cost                                 8         20          72            (23)       (23)         (23)
Amortization of unrecognized net (gains) losses                    5          3          --             --         (1)          --
Amortization of unrecognized net obligation arising
   from initial application of SFAS No. 87                         1          1           8             --         --           --
Loss due to curtailment [1]                                        1         --          --             --         --           --
Loss due to settlement [1]                                        16         --          --             --         --           --
-----------------------------------------------------------------------------------------------------------------------------------
   Net pension cost                                        $      83   $     57   $      51       $     (4)  $     (5)   $      (6)
-----------------------------------------------------------------------------------------------------------------------------------

[1] Reflects the sale of London & Edinburgh (see Note 18).

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

12.  INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. Matching Company contributions are used to acquire The Hartford's common stock. The cost to The Hartford for the above plan was approximately $24, $22 and $20 for 1998, 1997 and 1996, respectively.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:


                            For the years ended December 31,
                          --------------------------------------
                               1998        1997         1996
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $    7,221   $   7,000   $    6,798
     Assumed                     866         932          903
     Ceded                      (633)       (770)        (795)
----------------------------------------------------------------
       NET                $    7,454   $   7,162   $    6,906
================================================================
PREMIUMS EARNED
     Direct               $    7,029   $   6,882   $    6,850
     Assumed                     872         900          878
     Ceded                      (656)       (782)        (837)
----------------------------------------------------------------
       NET                $    7,245   $   7,000   $    6,891
================================================================

Reinsurance  cessions which reduce claims and claim expenses  incurred were $39,
$602  and  $651  for  the  years  ended  December  31,  1998,   1997  and  1996,
respectively.

Life insurance net retained premiums were comprised of the following:

                              For the years ended December 31,
                            -------------------------------------
                                1998         1997        1996
-----------------------------------------------------------------
Gross premiums              $    4,121  $    3,519    $  3,200
Assumed                             98         165         406
Ceded                             (217)       (361)       (421)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    4,002  $    3,323    $  3,185
=================================================================

Life insurance recoveries, which reduce death and other benefits, approximated $119, $205 and $239 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Hartford has no significant reinsurance-related concentrations of credit risk.

14.  INCOME TAX
                                                                              For the years ended December 31,
                                                          -------------------------------------------------------------------------
                                                                       1998                    1997                     1996
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
                 U.S. Federal                                  $       1,344           $       1,551            $        (529)
                 International                                           131                     152                      211
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
            MINORITY INTEREST                                  $       1,475           $       1,703            $        (318)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -    U.S. Federal                                $         493           $          83            $          84
                 International                                            42                      54                       83
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                   535                     137                      167
-----------------------------------------------------------------------------------------------------------------------------------
     Deferred -   U.S. Federal                                          (145)                    192                     (381)
                 International                                            (2)                      5                       (5)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                 (147)                    197                     (386)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                    $         388           $         334            $        (219)
===================================================================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                                           1998                                1997
                                                             ----------------------------------------------------------------------
                                                             U.S. Federal       International       U.S. Federal     International
-----------------------------------------------------------------------------------------------------------------------------------
Discounted loss reserves                                   $       790        $         --        $       804        $          1
Other insurance related items                                      612                 (12)               495                 (62)
Employee benefits                                                  149                  (4)               143                  (9)
Earnings from foreign subsidiaries                                 109                  --                131                  --
Reserve for bad debts                                               31                  --                 30                  --
Accelerated depreciation                                            22                  --                 16                  (1)
Unrealized gains                                                  (433)               (106)              (443)                (45)
Other                                                             (195)                  2               (221)                 --
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                   $     1,085        $       (120)*      $       955        $       (116)*
===================================================================================================================================

* Included in other liabilities on the Consolidated Balance Sheets.

No additional provision was made for U.S. taxes payable on undistributed international earnings amounting to approximately $150 at December 31, 1998, since these amounts are permanently reinvested.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:


                                                                                     For the years ended December 31,
                                                                      -------------------------------------------------------------
                                                                            1998                   1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
Tax provision (benefit) at U.S. Federal statutory rate              $         516          $         596         $        (111)
Tax-exempt interest                                                          (128)                  (110)                  (97)
Non-taxable equity gain on HLI initial public offering                         --                   (129)                   --
Foreign tax rate differential                                                  (6)                    (1)                   (2)
Other                                                                           6                    (22)                   (9)
-----------------------------------------------------------------------------------------------------------------------------------
   Provision (benefit) for income tax                               $         388          $         334         $        (219)
===================================================================================================================================

15. COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated by The Hartford in April 1996. The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, U.S. exposures of The Hartford's International segment and exposures of the Other Operations segment. The methodology utilized a ground up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims. In addition to estimating liabilities on reported environmental and asbestos claims, The Hartford estimated reserves for claims incurred but not reported ("IBNR"). The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs and closed claims. Also included in The Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

Upon completion of the study and assessment of the results in October 1996, the Company determined that its environmental and asbestos reserves should be increased, on an undiscounted basis, by $493 (net of reinsurance) and $292 (net of reinsurance), respectively, for the year ended December 31, 1996.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1998, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

(C)  LEASE COMMITMENTS

Total rental expense on operating leases was $188 in 1998, $134 in 1997 and $110 in 1996. Future minimum lease commitments are as follows:

1999                                              $       105
2000                                                       97
2001                                                       80
2002                                                       64
2003                                                       56
Thereafter                                                225
------------------------------------------------ --- -----------
  TOTAL                                           $       627
================================================ === ===========

(D)  TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service. The Company is currently under audit for the years 1993 through 1995, with the audit for the years 1996 through 1997 expected to begin in early 1999. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

(E)      INVESTMENTS

As of December 31, 1998, The Hartford held $104 of asset backed securities securitized and serviced by Commercial Financial Services Inc. ("CFS"), of which $21 was included in the Company's guaranteed separate accounts. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 1998, CFS continues to service the asset backed securities, which remain current on payments of principal and interest; however, the Company does not expect to recover all of its principal investment. Based upon information available in the fourth quarter of 1998, the Company recognized a $36, after-tax, writedown of its holdings in CFS of which $8 was related to guaranteed separate accounts. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS, and the Company's estimates are therefore subject to material change as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

16.  TRANSACTIONS WITH AFFILIATES

On December 19, 1995, ITT Corporation ("ITT") distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock (the "Distribution"). As a result of the Distribution, The Hartford became an independent publicly traded company. Prior to the Distribution, The Hartford had substantial dealings with ITT and its affiliates as described below.

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. ("the former ITT subsidiaries") addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries (or any successor to each former ITT subsidiary), including related attorney's fees and other out-of-pocket expenses. As of December 31, 1998, all known liabilities covered by this agreement had been accrued.

17.  SEGMENT INFORMATION

The Hartford provides insurance and financial services in the United States, Canada, Western Europe, Latin America and Asia. The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss, used by The Hartford's management in evaluating performance, is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (see Note 16) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which includes the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income.

The Commercial segment provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. The Reinsurance segment assumes reinsurance worldwide through its ten Hartford Reinsurance Company ("HartRe") offices located in Hartford, San Francisco, Miami, Philadelphia, Toronto, London, Madrid, Munich, Hong Kong and Taipei. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. The Life segment markets a variety of insurance and financial services which provide investment products such as individual variable annuities and market value adjusted fixed rate annuities, deferred compensation plan services and mutual funds for savings and retirement needs, life insurance for income protection and estate planning, and employee benefits products such as group life, group disability and corporate owned life insurance. The International segment consists of European companies offering a variety of insurance products (primarily property and casualty products in both personal and commercial lines) designed to meet the needs of local customers. Other Operations include operations which have ceased writing new business. Also, included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results. The following tables present revenues, core earnings and total assets. Revenues are presented by segment and for total North American Property & Casualty. Underwriting results and net other considerations are presented for Commercial, Personal and Reinsurance segments while core earnings is presented for North American Property & Casualty and the segments of Life, International and Other Operations. Total assets, which are not allocated to the three property and casualty segments, are presented for North American Property & Casualty, Life, International and Other Operations. In addition, revenues by geographical segment, determined based on customer location, are also provided.


 REPORTING SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        -----------------------------------------------------------
                                                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
 Earned premiums and other considerations
  Commercial                                                             $         3,385     $         3,287      $         3,397
  Personal                                                                         2,268               1,928                1,835
  Reinsurance                                                                        716                 645                  529
-----------------------------------------------------------------------------------------------------------------------------------
    North American Property & Casualty earned premiums and other
       considerations                                                              6,369               5,860                5,761
    Net investment income                                                            824                 777                  661
    Net realized capital gains                                                       231                 231                   15
-----------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                               7,424               6,868                6,437
  Life                                                                             5,788               4,699                4,380
  International                                                                    1,647               1,732                1,594
  Other Operations                                                                   163                 162                  166
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        15,022     $        13,461      $        12,577
===================================================================================================================================


                                                                                     For the years ended December 31,
                                                                        -----------------------------------------------------------
                                                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS AND NET INCOME (LOSS)
 Underwriting results
  Commercial                                                             $          (213)    $          (149)     $          (206)
  Personal                                                                            77                  37                 (110)
  Reinsurance                                                                        (36)                (14)                 (10)
-----------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty underwriting results                          (172)               (126)                (326)
   Other considerations
      Commercial                                                                     163                  97                  104
      Personal                                                                       200                  59                   --
   Net investment income                                                             824                 777                  661
   Other non-underwriting expenses                                                  (486)               (311)                (193)
   Income taxes                                                                      (72)                (63)                  24
-----------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                                 457                 433                  270
  Life                                                                               386                 306                  200
  International                                                                       42                  46                   79
  Other Operations                                                                   (69)                (36)                 (12)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CORE EARNINGS                                                            816                 749                  537
   Net realized capital gains, after-tax                                             199                 215                   57
   Other items, after-tax [1]                                                         --                 368                 (693)
-----------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                  $         1,015     $         1,332      $           (99)
===================================================================================================================================

[1] 1997 represents an equity gain resulting from the initial public offering of HLI. 1996 consists primarily of environmental and asbestos reserve increases and recognition of losses on guaranteed investment contract business.

                                                                                            As of December 31,
                                                                        -----------------------------------------------------------
                                                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  North American Property & Casualty                                     $        21,558     $        21,011      $        19,264
  Life                                                                           122,022             100,980               79,933
  International                                                                    2,470               4,734                4,334
  Other Operations                                                                 4,582               5,018                5,309
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                      $       150,632     $       131,743      $       108,840
===================================================================================================================================

GEOGRAPHICAL SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        -----------------------------------------------------------
                                                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
  North America                                                          $        13,201     $        11,547      $        10,802
  United Kingdom                                                                   1,212               1,278                1,177
  Other                                                                              609                 636                  598
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                    $        15,022     $        13,461      $        12,577
===================================================================================================================================

18.      ACQUISITIONS AND DISPOSITIONS

(A)  ACQUISITIONS

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. ("PLANCO") and its affiliate, PLANCO, Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition has been accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

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

(B)  DISPOSITIONS

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh subsidiary to Norwich Union, a provider of general and life insurance in the United Kingdom. The Hartford received approximately $525, before costs of sale, and reported an after-tax net realized capital gain of $33 related to the transaction. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.


19.      QUARTERLY RESULTS FOR 1998 AND 1997  (UNAUDITED)

                                                                            Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                              1998       1997       1998       1997       1998       1997       1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $   3,728  $   3,136  $   3,493  $   3,169  $   3,640  $   3,354  $   4,161  $   3,802

Benefits, claims and expenses             $   3,342  $   2,862  $   3,153  $   2,894  $   3,327  $   2,909  $   3,725  $   3,461

Net income [1]                            $     264  $     204  $     236  $     574  $     214  $     299  $     301  $     255

Basic earnings per share [1] [2]          $    1.12  $    0.87  $    1.00  $    2.43  $    0.92  $    1.26  $    1.32  $    1.08

Diluted earnings per share [1] [2]        $    1.10  $    0.86  $    0.99  $    2.40  $    0.91  $    1.25  $    1.30  $    1.07

Weighted average common shares
   outstanding [2]                            235.8      235.4      235.4      236.0      232.2      236.5       228.0      236.0

Weighted average common shares
   outstanding and dilutive potential
   common shares [2]                          239.1      238.2      239.1      238.8      235.6      239.5       231.2      238.9
----------------------------------------------------------------------------------------------------------------------------------

[1] June 30, 1997 includes an equity gain of $368, or $1.56 basic/$1.54 diluted earnings per share, resulting from the initial public offering of HLI.
[2] On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Share and per share data have been restated to reflect the effect of the split.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                              SCHEDULE I

                    SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                            As of December 31, 1998
                                                                        ----------------------------------------------------------
                                                                                                                Amount at which
                                                                                                               shown on Balance
                          Type of Investment                                   Cost            Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored)                                        $       287         $         294      $        294
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored) - asset backed                               1,846                 1,871             1,871
     States, municipalities and political subdivisions                         9,501                10,007            10,007
     International governments                                                 1,578                 1,692             1,692
     Public utilities                                                          1,259                 1,308             1,308
     All other corporate including international                               9,357                 9,728             9,728
     All other corporate - asset backed                                        6,439                 6,490             6,490
     Short-term investments                                                    2,978                 2,979             2,979
  Certificates of deposit                                                        871                   883               883
  Redeemable preferred stock                                                      75                    79                79
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 34,191                35,331            35,331
----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                             50                    77                77
     Banks, trusts and insurance companies                                       145                   173               173
     Industrial and miscellaneous                                                600                   767               767
  Nonredeemable preferred stocks                                                  51                    49                49
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                   846                 1,066             1,066
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           35,037                36,397            36,397
----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                       11                    10                11

OTHER INVESTMENTS
  Mortgage loans on real estate                                                  231                   231               231
  Policy loans                                                                 6,687                 6,687             6,687
  Investments in partnerships and trusts                                         268                   280               268
  Futures, options and miscellaneous                                             102                   160               102
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                 7,288                 7,358             7,288
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    42,336         $      43,765      $     43,696
----------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                          SCHEDULE II

          CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           (Registrant)



(In millions)                                                                                        As of December 31,
                                                                                           ---------------------------------------
BALANCE SHEETS                                                                                    1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Assets
   Receivables from affiliates                                                               $          56      $          27
   Other assets                                                                                        264                264
   Investment in affiliates                                                                          8,131              7,820
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                    8,451              8,111
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                       31                241
  Long-term debt                                                                                       898                698
  Company obligated  mandatorily  redeemable  preferred securities of subsidiary trusts holding solely parent junior subordinated
     debentures                                                                                      1,000              1,000
  Other liabilities                                                                                     99                 87
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                               2,028              2,026
     TOTAL STOCKHOLDERS' EQUITY                                                                      6,423              6,085
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       8,451      $       8,111
==================================================================================================================================

(In millions)
STATEMENTS OF INCOME                                                                For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                               1998               1997               1996
----------------------------------------------------------------------------------------------------------------------------------

  Earnings (loss) of subsidiaries                                        $     1,105         $     1,434        $        (6)
  Interest expense (net of interest income)                                      149                 155                139
  Other (income) expenses                                                         (9)                  2                  4
----------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                     965               1,277               (149)
  Income tax benefit                                                             (50)                (55)               (50)
----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                   $     1,015         $     1,332        $       (99)
==================================================================================================================================

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                             SCHEDULE II

                                  CONDENSED FINANCIAL INFORMATION OF
                       THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
                                          (Registrant)




(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      -------------------------------------------------------------
                                                                              1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                   $       1,015         $       1,332        $       (99)
   Undistributed earnings of subsidiaries                                       (302)                 (610)               362
   Change in working capital                                                       2                   (26)               (87)
-----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                       715                   696                176
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital contribution to subsidiary                                            (10)                  (31)              (625)
-----------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                          (10)                  (31)              (625)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Decrease in debt                                                              (10)                 (459)              (386)
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
     solely parent junior subordinated debentures                                 --                    --                969
   Dividends paid                                                               (197)                 (190)              (140)
   Acquisition of treasury stock                                                (547)                  (45)                 --
   Proceeds from issuances of shares under incentive and stock
     purchase plans                                                               49                    29                  6
-----------------------------------------------------------------------------------------------------------------------------------
     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                           (705)                 (665)               449
-----------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                             --                    --                 --
   Cash - beginning of year                                                       --                    --                 --
-----------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $          --         $          --        $        --
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                            $         148         $         157        $       132


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                             SCHEDULE III

                                 SUPPLEMENTARY INSURANCE INFORMATION
                         For the years ended December 31, 1998, 1997 and 1996

(In millions)
                                            Future
                                            Policy
                                           Benefits,                  Other
                              Deferred   Unpaid Claims                Policy        Earned
                               Policy     and Claim                 Claims and     Premiums        Net
                             Acquisition  Adjustment    Unearned     Benefits     and Other    Investment
          Segment               Costs      Expenses     Premiums     Payable    Considerations   Income
---------------------------------------------------------------------------------------------------------
            1998
North American P&C           $    610    $    11,958   $    2,329  $       --   $     6,369    $      824
Life                            3,842          5,717           42      19,767         3,833         1,955
International                     127            645          107           7         1,413           164
---------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       4,579         18,320        2,478      19,774        11,615         2,943
Other Operations                   --          4,217           --          --             1           159
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,579    $    22,537   $    2,478  $   19,774   $    11,616    $    3,102
=========================================================================================================

            1997
North American P&C           $    532    $    12,053   $    2,141  $       --   $     5,860    $      777
Life                            3,361          4,939           43      21,139         3,163         1,536
International                     288          1,943          711           4         1,452           185
---------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       4,181         18,935        2,895      21,143        10,475         2,498
Other Operations                   --          4,712           --          --             4           157
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,181    $    23,647   $    2,895  $   21,143   $    10,479    $    2,655
=========================================================================================================

            1996
North American P&C           $    485    $    12,012   $    2,077  $       --   $     5,761    $      661
Life                            2,800          3,986           40      22,213         3,069         1,530
International                     250          1,670          680           7         1,338           183
---------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       3,535         17,668        2,797      22,220        10,168         2,374
Other Operations                   --          5,006           --          --            12           149
---------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  3,535    $    22,674   $    2,797  $   22,220   $    10,180    $    2,523
=========================================================================================================

Note:Certain   reclassifications   have  been  made  to  prior  year   financial
     information to conform to current year presentation.
N/A  - Not applicable to life insurance pursuant to Regulation S-X.

                                             SCHEDULE III

                                 SUPPLEMENTARY INSURANCE INFORMATION
                         For the years ended December 31, 1998, 1997 and 1996
                                              (CONTINUED)

(In millions)
                                              Benefits,  Amortization
                                             Claims and   of Deferred
                               Net Realized     Claim       Policy                      Net
                                 Capital     Adjustment   Acquisition     Other       Written
          Segment             Gains(Losses)   Expenses       Costs       Expenses    Premiums
----------------------------------------------------------------------------------------------
            1998
North American P&C            $       231    $   4,287   $     1,261   $   1,116    $    6,119
Life                                   --        3,227           441       1,535           N/A
International                          70          946           319         257         1,334
----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER             301        8,460         2,021       2,908         7,453
Other Operations                        3          153            (1)          6             1
----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       304    $   8,613   $     2,020   $   2,914    $    7,454
==============================================================================================

            1997
North American P&C            $       231    $   4,069   $     1,196   $     876    $    5,771
Life                                   --        2,671           345       1,203           N/A
International                          95        1,037           346         187         1,387
----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER             326        7,777         1,887       2,266         7,158
Other Operations                        1          200             1          (5)            4
----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       327    $   7,977   $     1,888   $   2,261    $    7,162
==============================================================================================

            1996
North American P&C            $        15    $   4,994   $     1,154   $     688    $    5,688
Life                                 (219)       2,727           241       1,381           N/A
International                          73          920           284         198         1,207
----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER            (131)       8,641         1,679       2,267         6,895
Other Operations                        5          301            (1)          8            11
----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $      (126)   $   8,942   $     1,678   $   2,275    $    6,906
==============================================================================================

Note:Certain   reclassifications   have  been  made  to  prior  year   financial
     information to conform to current year presentation.
N/A  - Not applicable to life insurance pursuant to Regulation S-X.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                             SCHEDULE IV

                                             REINSURANCE




                                                                  Ceded to     Assumed From                 Percentage of
                                                      Gross         Other          Other          Net       Amount Assumed
(In millions)                                        Amount       Companies      Companies       Amount         to Net
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                       $   528,608   $    195,920  $     11,675    $   344,363             3%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     7,029   $        656  $        872    $     7,245            12%
     Life insurance                                    3,014            157            62          2,919             2%
     Accident and health insurance                     1,107             60            36          1,083             3%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    11,150   $        873  $        970    $    11,247             9%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                       $   407,860   $    174,659  $     42,746    $   275,947            15%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,882   $        782  $        900    $     7,000            13%
     Life insurance                                    2,507            280            58          2,285             3%
     Accident and health insurance                     1,012             81           107          1,038            10%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    10,401   $      1,143  $      1,065    $    10,323            10%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                       $   312,176   $     91,474  $     46,156    $   266,858            17%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,850   $        837  $        878    $     6,891            13%
     Life insurance                                    2,461            334           184          2,311             8%
     Accident and health insurance                       739             87           222            874            25%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    10,050   $      1,258  $      1,284    $    10,076            13%
============================================================================================================================

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                              SCHEDULE V

                                  VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                     Balance      Costs and    Translation     Write-offs/          Balance
                                                   January 1,     Expenses     Adjustment     Payments/Other     December 31,
--------------------------------------------------------------------------------------------------------------------------------
   1998
   ----
Allowance for doubtful accounts                  $      118    $       36    $       --    $         (23)     $         131
Accumulated depreciation of plant,
   property and equipment                               628            84             2             (119)               595

   1997
   ----
Allowance for doubtful accounts                  $      113    $       24    $       --    $         (19)     $         118
Accumulated depreciation of plant,
   property and equipment                               617            82            (2)             (69)               628

   1996
   ----
Allowance for doubtful accounts                  $      104    $       18    $       --    $          (9)     $         113
Accumulated depreciation of plant,
   property and equipment                               535            68             2               12                617

--------------------------------------------------------------------------------------------------------------------------------

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                             SCHEDULE VI

                             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                                  AND CASUALTY INSURANCE OPERATIONS




                                                           Discount       Claims and Claim Adjustment Expenses   Paid Claims and
(In millions)                                           Deducted From             Incurred Related to:           Claim Adjustment
                                                                         ---------------------------------------
                                                       Liabilities [1]      Current Year        Prior Years          Expenses
-----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,

     1998                                               $        423       $       5,404      $       (152)       $       5,151

     1997                                               $        449       $       5,065      $         98        $       5,000

     1996                                               $        472       $       5,075      $      1,049        $       4,879

-----------------------------------------------------------------------------------------------------------------------------------

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 5.6%, 6.1% and 6.9% for 1998, 1997 and 1996, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE HARTFORD FINANCIAL
                                            SERVICES GROUP, INC.

                                            By:  /s/ John N. Giamalis
                                            ------------------------------------
                                            John N. Giamalis
                                            Senior Vice President and Controller

Date:  March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                          DATE
    ---------                           -----                          ----

/s/ Ramani Ayer                Chairman, President, Chief         March 26, 1999
----------------------      Executive Officer and Director
Ramani Ayer

/s/ Lowndes A. Smith           Vice Chairman and Director         March 26, 1999
----------------------
Lowndes A. Smith

/s/ David K. Zwiener          Executive Vice President,           March 26, 1999
----------------------   Chief Financial Officer and Director
David K. Zwiener

/s/ John N. Giamalis           Senior Vice President              March 26, 1999
----------------------             and Controller
John N. Giamalis

/s/ Bette B. Anderson                 Director                    March 26, 1999
----------------------
Bette B. Anderson

/s/ Rand V. Araskog                   Director                    March 26, 1999
----------------------
Rand V. Araskog

/s/ Robert A. Burnett                 Director                    March 26, 1999
----------------------
Robert A. Burnett

/s/ Donald R. Frahm                   Director                    March 26, 1999
----------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                 Director                    March 26, 1999
----------------------
Paul G. Kirk, Jr.

/s/ Frederic V. Salerno               Director                    March 26, 1999
-----------------------
Frederic V. Salerno

/s/ Robert W. Selander                Director                    March 26, 1999
----------------------
Robert W. Selander

/s/ H. Patrick Swygert                Director                    March 26, 1999
----------------------
H. Patrick Swygert

/s/ DeRoy C. Thomas                   Director                    March 26, 1999
----------------------
DeRoy C. Thomas

/s/ Gordon I. Ulmer                   Director                    March 26, 1999
----------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    FORM 10-K

                                 EXHIBITS INDEX

Exhibit #
---------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. ("The Hartford"), amended effective May 21, 1998, was filed as Exhibit 3.01 to The Hartford's Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated herein by reference.

3.02 Amended By-Laws of The Hartford, amended effective February 18, 1999, are filed herewith.

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

4.07 Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association), as trustee, with respect to The Hartford's 6.375% Notes Due November 1, 2002, 7.30% Debentures Due November 1, 2015 and 6.375% Notes Due November 1, 2008 (incorporated by reference to Exhibit 4.08 to The Hartford's Report on Form 8-K dated November 15, 1995).

4.08 Forms of The Hartford's 6.375% Notes Due November 1, 2002 and 7.30% Debentures due November 1, 2015 (incorporated by reference to Exhibits
        4.09 and 4.10, respectively, of The Hartford's Report on Form 8-K dated November 15, 1995).

4.09 Form of The Hartford's 6.375% Notes due November 1, 2008 is filed herewith.

4.10 Junior Subordinated Indenture, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 7.70% Junior Subordinated Deferrable Interest Debentures, Series A, due February 28, 2016 ("Junior Debentures") was filed as
        Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.11 Supplemental Indenture No. 1 dated as of February 28, 1996 between The Hartford and Wilmington Trust Company, as Trustee, with respect to the Junior Debentures, was filed as Exhibit 4.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.12 Form of The Hartford's 7.70% Junior Subordinated Deferrable Interest Debenture, Series A, due February 28, 2016 (included in the Indenture incorporated by reference as Exhibit 4.09 hereto).

Exhibit #
---------

4.13 Amended and Restated Trust Agreement dated as of February 28, 1996 of Hartford Capital I, relating to the 7.70% Cumulative Quarterly Income Preferred Securities, Series A ("Preferred Securities") was filed as
        Exhibit 4.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.14 Agreement as to Expenses and Liabilities dated as of February 28, 1996 between The Hartford and Hartford Capital I was filed as Exhibit 4.13 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.15 Preferred Security Certificate for Hartford Capital I (included as Exhibit E of the Trust Agreement incorporated by reference as Exhibit
        4.12 hereto).

4.16 Guarantee Agreement dated as of February 28, 1996 between The Hartford and Wilmington Trust, as Trustee, relating to The Hartford's guarantee of the Preferred Securities, was filed as Exhibit 4.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.17 Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 8.35% Junior Subordinated Deferrable Interest Debentures, Series B, due October 30, 2026 ("Series B Junior Debentures") was filed as Exhibit 4.16 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4.18 Form of The Hartford's 8.35% Junior Subordinated Deferrable Interest Debenture, Series B, due October 30, 2026 was filed as Exhibit 4.2 to The Hartford's Form 8-K dated November 4, 1996, and is incorporated herein by reference.

4.19 Amended and Restated Trust Agreement dated as of October 30, 1996 of Hartford Capital II, relating to the 8.35% Cumulative Quarterly Income Preferred Securities, Series B, ("Series B Preferred Securities") was filed as Exhibit 4.1 to The Hartford's Form 8-K dated November 4, 1996 and is incorporated herein by reference.

4.20 Agreement as to Expenses and Liabilities dated as of October 30, 1996 between The Hartford and Hartford Capital II (included as Exhibit D of
        Exhibit 4.18 that is incorporated by reference herein).

4.21 Preferred Security Certificate for Hartford Capital II (included as Exhibit E of Exhibit 4.18 that is incorporated by reference herein).

4.22 Guarantee Agreement dated as of October 30, 1996 between The Hartford and Wilmington Trust, as trustee, relating to The Hartford's guarantee of the Series B Preferred Securities, was filed as Exhibit 4.21 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

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

* 10.11 Employment Agreement dated July 1, 1997 between The Hartford and Ramani Ayer was filed as Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

* 10.12 Employment Agreement dated July 1, 1997 between Hartford Life, Inc. ("Hartford Life"), The Hartford and Lowndes A. Smith was filed as
        Exhibit 10.02 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

* 10.13 Employment  Agreement  dated July 1, 1997 between The Hartford and David
        K. Zwiener was filed as Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

* 10.14 Form of Employment Protection Agreement between The Hartford and fourteen executive officers of The Hartford was filed as Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

* 10.15 The Hartford 1996 Restricted Stock Plan for Non-Employee Directors, as amended, is filed herewith.

* 10.16 The Hartford 1995 Incentive Stock Plan, as amended, was filed as Exhibit
        10.1 to The Hartford's Form 10-Q filed for the quarter ended September 30, 1998, and is incorporated herein by reference.

* 10.17 The Hartford 1996 Deferred Restricted Stock Unit Plan, as amended, is filed herewith.

* 10.18 The Hartford 1996 Deferred Compensation Plan is filed herewith.

* 10.19 The Hartford 1997 Senior Executive Severance Pay Plan I, is filed herewith.

* 10.20 The Hartford Executive Severance Pay Plan I, is filed herewith.

10.21 Master Intercompany Agreement among Hartford Life, The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company was filed as Exhibit 10.01 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   *    Management contract, compensatory plan or arrangement.

Exhibit #
---------


10.22 Tax Sharing Agreement among The Hartford and its subsidiaries, including Hartford Life, was filed as Exhibit 10.02 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.23 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company, was filed as Exhibit 10.03 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.24 Management Agreement among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc., was filed as Exhibit 10.04 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.25 Sublease Agreement between Hartford Fire Insurance Company and Hartford Life was filed as Exhibit 10.05 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.26   1997 Hartford Life, Inc. Incentive Stock Plan, as amended,  was filed as
        Exhibit 10.01 to Hartford Life's Form 10-Q filed for the quarterly period ended September 30, 1998 and is incorporated herein by reference.

10.27 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan, as amended, was filed as Exhibit 10.08 to Hartford Life's Form 10-K filed for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

10.28 1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee Directors, as amended, was filed as Exhibit 10.09 to Hartford Life's Form 10-K filed for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

10.29 Promissory Note dated February 20, 1997, executed by Hartford Life for the benefit of Hartford Accident & Indemnity Company, was filed as
        Exhibit 10.09 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

10.30 Promissory Note dated April 4, 1997, executed by Hartford Life for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit
        10.16 to Hartford Life's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

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

27.01   Financial Data Schedule is filed herewith.

                                                                    Exhibit 3.02

          ------------------------------------------------------------




                              Amended and Restated

                                     BY-LAWS


                                       of


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                 adopted by the


                               Board of Directors


                                       on


                                October 10, 1995

                                       and

                                   amended on

                                   May 2, 1997
                                December 18, 1997
                                February 18, 1999







          ------------------------------------------------------------

                                Table of Contents
                                -----------------





                      Section                                               Page

1.   STOCKHOLDERS........................................................    1

1.1  Place of Stockholders' Meetings.....................................    1

1.2  Day and Time of Annual Meetings of Stockholders.....................    1

1.3  Purposes of Annual Meetings.........................................    1

1.4  Special Meetings of Stockholders....................................    2

1.5  Notice of Meetings of Stockholders..................................    2

1.6  Quorum of Stockholders..............................................    3

1.7  Chairman and Secretary of Meeting...................................    3

1.8  Voting by Stockholders..............................................    4

1.9  Proxies.............................................................    4

1.10 Inspectors..........................................................    4

1.11 List of Stockholders................................................    5

1.12 Confidential Voting.................................................    6

1.13 Action by Written Consent...........................................    6

2.   DIRECTORS...........................................................    6

2.1  Powers of Directors.................................................    6

2.2  Number, Method of Election, Terms of Office of Directors............    6

2.3  Vacancies on Board..................................................    8

2.4  Meetings of the Board...............................................    8

2.5  Quorum and Action...................................................    9

2.6  Presiding Officer and Secretary of Meeting..........................    9

2.7  Action by Consent without Meeting...................................    9

2.8  Standing Committees.................................................   10

2.9  Other Committees....................................................   11

2.10 Compensation of Directors...........................................   11

2.11 Independent Directors...............................................   12

3.   OFFICERS............................................................   12

3.1  Officers, Titles, Elections, Terms..................................   12

3.2  General Powers of Officers..........................................   14

3.3  Powers and Duties of the Chairman...................................   14

3.4  Powers and Duties of the President..................................   14

3.5  Powers and Duties of Executive Vice Presidents, Senior Vice
     Presidents and Vice Presidents.....................................    14

3.6  Powers and Duties of the Chief Financial Officer....................   14

3.7  Powers and Duties of the Controller and Assistant Controllers.......   15

3.8  Powers and Duties of the Treasurer and Assistant Treasurers.........   15

3.9  Powers and Duties of the Secretary and Assistant Secretaries........   16

4.   INDEMNIFICATION.....................................................   16

4.1  Right to Indemnification and Effect of Amendments...................   16

4.2  Insurance, Contracts and Funding....................................   17

4.3  Indemnification; Not Exclusive Right................................   18

4.4  Advancement of Expenses.............................................   18

4.5  Indemnification Procedures; Presumptions
     and Effect of Certain Proceedings; Remedies.........................   19

4.6  Indemnification of Employees and Agents ............................   23

4.7  Severability........................................................   24

5.   CAPITAL STOCK.......................................................   24

5.1  Stock Certificates..................................................   24

5.2  Record Ownership....................................................   25

5.3  Transfer of Record Ownership........................................   25

5.4  Lost, Stolen or Destroyed Certificates..............................   25

5.5  Transfer Agent; Registrar; Rules Respecting Certificates............   25

5.6  Fixing Record Date for Determination of Stockholders of Record......   25

6.   SECURITIES HELD BY THE CORPORATION..................................   26

6.1  Voting..............................................................   26

6.2  General Authorization to Transfer Securities Held by the Corporation   26

7.   DEPOSITARIES AND SIGNATORIES........................................   27

7.1  Depositaries........................................................   27

7.2  Signatories.........................................................   28

8.   SEAL................................................................   28

9.   FISCAL YEAR.........................................................   28

10.  WAIVER OF OR DISPENSING WITH NOTICE.................................   28

11.  AMENDMENT OF BYLAWS.................................................   29

12.  OFFICES AND AGENT...................................................   30

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

   (b) To be properly brought before an annual meeting, business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board, (ii) otherwise properly brought before the meeting by or at the direction of the Board or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given written notice thereof, either by personal delivery or by United States mail, postage prepaid, to the Secretary, not later than 90 days in advance of the anniversary date of the immediately preceding annual meeting (or not more than ten days after the first public disclosure, which may include any public filing with the Securities and Exchange Commission, of the Originally Scheduled Date of the annual meeting, whichever is earlier). Any such notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting and in the event that such business includes a proposal to amend either the Certificate of Incorporation or By-laws of the Corporation, the language of the proposed amendment, (ii) the name and address of the stockholder proposing such business and of the beneficial owner, if any, on whose behalf the proposal is made and the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner, (iii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business,(iv) any material interest of the stockholder in such business and (v) if the stockholder intends to solicit proxies in support of such stockholder's proposal, a representation to that effect. No business shall be conducted at an annual meeting of stockholders except in accordance with this Section 1.3(b), and the presiding officer of any annual meeting of stockholders may refuse to permit any business to be brought before an annual meeting without compliance with the foregoing procedures or if the stockholder solicits proxies in support of such stockholder's proposal without such stockholder having made the representation required by clause (v) of the preceding sentence. For purposes of this Section 1.3(b), the "Originally Scheduled Date" of any meeting of stockholders shall be the date first publicly disclosed on which such meeting is scheduled to occur regardless of whether such meeting is continued or adjourned and regardless of whether any subsequent notice is given for such meeting or the record date of such meeting is changed.

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

   (d) Special meetings of the Board shall be held whenever called by direction of the Chairman or at the request of a majority of the Directors then in office.

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

4.  INDEMNIFICATION.

   4.1(a) Right to Indemnification. The Corporation, to the fullest extent permitted by applicable law as then in effect, shall indemnify any person who is or was a Director or officer of the Corporation and who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any threatened, pending or completed investigation, claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, any action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a "Proceeding") by reason of the fact that such person is or was a Director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) (a "Covered Entity"), against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding. Any such former or present Director or officer of the Corporation finally determined to be entitled to indemnification as provided in this Article 4 is hereinafter called an "Indemnitee." Until such final determination is made, such former or present Director or officer shall be a "Potential Indemnitee" for purposes of this
Article 4. Notwithstanding the foregoing provisions of this Section 4.1(a), the Corporation shall not indemnify an Indemnitee with respect to any Proceeding commenced by such Indemnitee unless the commencement of such Proceeding by such Indemnitee has been approved by a majority vote of the Disinterested Directors (as defined in Section 4.5(d); provided, however, that such approval of a majority of the Disinterested Directors shall not be required with respect to any Proceeding commenced by such Indemnitee after a Change in Control (as defined in Section 4.5(d)) has occurred.

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

   4.4 Advancement of Expenses. Each Potential Indemnitee shall be entitled to receive advance payment of any expenses actually and reasonably incurred by such Potential Indemnitee in connection with such Proceeding prior to a determination of entitlement to indemnification pursuant to Section 4.5(a). Each Potential Indemnitee shall submit a statement or statements to the Corporation requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding, reasonably evidencing the expenses incurred by such Potential Indemnitee and accompanied by an undertaking by or on behalf of such Potential Indemnitee to repay the amounts advanced if ultimately it should be determined that such Potential Indemnitee is not entitled to be indemnified against such expenses pursuant to this Article 4. A determination of the reasonableness of such expenses shall be made and such reasonable expenses shall be advanced pursuant to procedures to be established from time to time by the Board or its designee(s) (the "Advancement Procedures"). The amendment or repeal of, and the adoption of a provision inconsistent with, any provision of the Advancement
Procedures shall be governed by Section 4.1(b) of this Article 4. Notwithstanding the foregoing provisions of this Section 4.4, the Corporation shall not advance expenses to a Potential Indemnitee with respect to any Proceeding commenced by such Potential Indemnitee unless the commencement of such Proceeding by such Potential Indemnitee has been approved by a majority vote of the Disinterested Directors; provided, however, that such approval of a majority of the Disinterested Directors shall not be required with respect to any Proceeding commenced by such Potential Indemnitee after a Change in Control has occurred.

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

   (iii) In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 4.5(a)(ii), a majority of the Disinterested Directors (or, if there are no Disinterested Directors, the General Counsel of the Corporation or, if the General Counsel is or was a party to the Proceeding in respect of which indemnification is sought, the highest ranking officer of the Corporation who is not and was not a party to such Proceeding) shall select the Independent Counsel, but only an Independent Counsel to which the Potential Indemnitee does not reasonably object; provided, however, that if a Change in Control shall have occurred, the Potential Indemnitee shall select such Independent Counsel, but only an Independent Counsel to which a majority of the Disinterested Directors does not reasonably object.

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


Attest:



------------------------------
Secretary

Dated:

                                                                    Exhibit 4.09

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                        6 3/8% Notes Due November 1, 2008

           THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE
DEPOSITORY TRUST COMPANY OR A NOMINEE OF THE DEPOSITORY TRUST COMPANY. THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITORY TRUST COMPANY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITORY TRUST COMPANY TO A NOMINEE OF THE DEPOSITORY TRUST COMPANY OR BY A NOMINEE OF THE DEPOSITORY TRUST COMPANY TO THE DEPOSITORY TRUST COMPANY OR ANOTHER NOMINEE OF THE DEPOSITORY TRUST COMPANY.

           Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to the Issuer or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.




No.1                                                                $200,000,000
CUSIP 416515AC8


           THE HARTFORD FINANCIAL SERVICES GROUP, INC. (formerly ITT Hartford Group, Inc.) , a corporation organized and existing under the laws of Delaware (hereinafter called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co., or registered assigns, the principal sum of $200,000,000 on November 1, 2008, and to pay interest thereon from November 2, 1998 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on May 1 and November 1 in each year, commencing May 1, 1999, at the rate of 6 3/8% per annum, on the basis of a 360-day year consisting of twelve 30-day months, until the principal hereof is paid or duly provided for or made available for payment, and (to the extent that the payment of such interest shall be legally enforceable) at the rate of 6 3/8% per annum on any overdue principal or premium and on any overdue installment of interest. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the April 15 or October 15 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed and, upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

           Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in the City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Company payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Securities Register.

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

Dated:

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.



                   By:________________________________________
                      J. Richard Garrett
                      Senior Vice President and Treasurer



Attest:


____________________________
Michael O' Halloran
Assistant Secretary

                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

           This is one of the Securities referred to in the within mentioned Indenture.



                                        THE CHASE MANHATTAN BANK,
                                          as Trustee


                                        By:__________________________________
                                           Authorized officer

                               Reverse of Security
                               -------------------

           This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under a Senior Indenture, dated as of October 20, 1995 (herein called the "Indenture"), between the Company and The Chase Manhattan Bank, as Trustee, successor to The Chase Manhattan Bank (National Association), (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof, limited in aggregate principal amount to $200,000,000.

           The Company may, at its option, upon not less than 30 days' notice by mail, redeem the Securities of this series on any Interest Payment Date in whole at any time or in part from time to time at a redemption price equal to any accrued and unpaid interest plus the greater of the principal amount thereof or an amount equal to the Discounted Remaining Fixed Amount Payments as defined in the Indenture, except that, for purposes of this Security, the term "Current Value" shall mean, in respect of any amount, the present value of that amount on the date fixed for redemption pursuant to Section 1107 of the Indenture after discounting that amount on a semiannual basis from the originally scheduled date for payment on the basis of the Treasury Rate plus 25 basis points, all computed in accordance with generally accepted financial practice.

           In the event of redemption of this Security in part only, a new Security or Securities of this series for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

           The Indenture contains provisions for satisfaction, discharge and defeasance of the entire indebtedness on this security, upon compliance by the Company with certain conditions set forth therein.

           If an Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.

           The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the Holders of a majority in principal amount of the Securities at the time Outstanding of each series to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

           No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of (and premium, if any) and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

           As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Securities Register, upon surrender of this Security for registration of transfer at the office or agency of the Company in any place where the principal of (and premium, if any) and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

           The Securities of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series of a different authorized denomination, as requested by the Holder surrendering the same.

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

           All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

                                                                   Exhibit 10.15
                     THE HARTFORD 1996 RESTRICTED STOCK PLAN
                           FOR NON-EMPLOYEE DIRECTORS





                ARTICLE I -- PLAN ADMINISTRATION AND ELIGIBILITY


1.1  PURPOSE

    The purpose of The Hartford Financial Services Group, Inc. 1996 Restricted Stock Plan for Non-Employee Directors (the "Plan") is to attract and retain persons of ability as directors of The Hartford Financial Services Group, Inc. (the "Company") and to provide them with a closer identity with the interests of the Company's stockholders by paying the Annual Retainer in common stock of the Company subject to certain restrictions as described herein (the "Restricted Stock").

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

1.4  STOCK SUBJECT TO THE PLAN

    (a) The maximum number of shares which may be granted under the Plan shall be 200,000 shares of common stock, par value $.01 per share, of the Company (the "Stock").

    (b) If any Restricted Stock is forfeited by a Director in accordance with the provisions of Section 2.2(c), such shares of Restricted Stock shall be restored to the total number of shares available for grant pursuant to the Plan.


    (c) Upon the grant of a Restricted Stock award the Company may distribute newly issued shares or treasury shares, reacquired stock, stock purchased in the open market, or any combination of the foregoing.


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

    (3) A "Change of Control" of the Company. A "Change of Control" shall be deemed to have occurred if:


        (i) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities and Exchange Act of 1934 (the "Act") disclosing that any Person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company is the Beneficial Owner of twenty percent or more of the outstanding stock of the Company entitled to vote in the election of directors of the Company;

        (ii) any Person (within the meaning of Section 13(d) of the Act), other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company shall purchase shares pursuant to a tender offer or exchange offer to acquire any Stock of the Company (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner (as defined in Section 2.2(f) of this Plan) of fifteen percent or more of the outstanding stock of the Company entitled to vote in the election of directors of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

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


       (4) Death of the Director.

       (5) Disability of the Director, as defined in The Hartford Investment and Savings Plan, as amended from time to time.

        (6) Resignation by the Director under cases of special circumstances and the Committee, in its sole discretion, consents to waive any remaining restrictions.


    (d) Dividends and Voting Rights -- The Director shall, subject to Section 2.2(c), possess all incidents of ownership of the shares of Restricted Stock including the right to receive dividends with respect to such shares and to vote such shares.

    (e) The Company shall deliver to the Director, or the beneficiary of such Director, if applicable, unrestricted certificates for all of the shares of Stock that were awarded to the Director as Restricted Stock (a) immediately following any lapse of restrictions on such shares pursuant to Section 2.2(c)(3) hereof, or (b) within 30 days following any lapse of restrictions under the remaining provisions of Section 2.2(c).

    (f) Special Definitions for Change of Control. For purposes of Section 2.2(c)(3), the following special definitions apply:

         (i) "Beneficial Owner" means any Person who, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (i) a Person shall not be deemed the Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (A) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or (B) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (A) or (B) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (ii) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

         (ii) "Person" has the meaning ascribed to such term in Section 3(a)(9) of the Act, as supplemented by Section 13(d)(3) of the Act; provided, however, that Person shall not include (i) the Company, any subsidiary of the Company or any other Person controlled by the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company or of any subsidiary of the Company, or
         (iii) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of securities of the Company.

    (g) In the event of a Change of Control, no amendment, suspension or termination of the

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

3.3  RIGHTS OF DIRECTORS

    The Plan shall not be deemed to create any obligation on the part of the Board to nominate any Director for reelection by the Company's stockholders or to retain any Director at any particular rate of compensation. The Company shall not be obligated to issue Stock pursuant to an award of Restricted Stock for which the restrictions hereunder have lapsed if such issuance would constitute a violation of any applicable law. Except as provided herein, no Director shall have any rights as a stockholder with respect to any shares of Restricted Stock awarded to such Director.

3.4  BENEFICIARY

    A Director may file with the Committee a written designation of a beneficiary on such form as may be prescribed by the Committee and may, from time to time, amend or revoke such designation. In the event of the death of a Director, the Director's beneficiary shall have the right to receive the shares of Restricted Stock awarded pursuant to the Plan. If no designated beneficiary survives the Director, the executor or administrator of the Director's estate shall be deemed to be the Director's beneficiary.

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

    No amendment, suspension or discontinuance of the Plan shall impair a Director's right under a Restricted Stock award previously granted to the Director without the Director's consent.

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

                                                                   Exhibit 10.17

              THE HARTFORD 1996 DEFERRED RESTRICTED STOCK UNIT PLAN
              -----------------------------------------------------



                                    ARTICLE I
                              CREATION AND PURPOSE


1.1 CREATION OF THE PLAN. The Hartford 1996 Deferred  Restricted Stock Unit Plan
    --------------------
(the "Plan") is created pursuant to the terms of The Hartford 1995 Incentive Stock Plan (the "Incentive Stock Plan") relating to restricted stock, which terms are incorporated herein by reference. Capitalized terms used in this Plan and not defined herein shall have the meanings assigned to such terms by the Incentive Stock Plan.

1.2  PURPOSE  OF THE PLAN.  The  purpose of the Plan is to  motivate  and reward
     --------------------
superior performance on the part of employees of the Company and thereby to attract and retain employees of superior ability. In addition, the Plan is intended to further the opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company, and as a result, their interest in the success of the Company. Awards consisting of contractual rights to receive shares of the Company's Stock ("Units") may be made under the Plan, in the discretion of the Committee, to Key Employees of the Company who properly elect to participate in the Plan. Participation in the Plan shall require a Key Employee's irrevocable election to receive Units in exchange for all or a portion of certain Compensation that may become payable to such Key Employee, such Units entitling the Key Employee to receive Company Stock at the end of a three year restriction period or other restriction period permitted by the Committee, to the extent provided herein.


                                   ARTICLE II
                                   DEFINITIONS


2.1 "ACCOUNT"  means an account  maintained  on behalf of a  Participant  on the
     -------
books of the Company in accordance with the terms hereof.

2.2 "AWARD DATE" means the date  designated  by the  Committee  for the award of
     ----------
Units pursuant to the Plan.

2.3 "BOARD OF DIRECTORS" means the Board of Directors of The Hartford  Financial
     ------------------
Services Group, Inc.

2.4 "BENEFICIARY" shall have the meaning assigned by the Incentive Stock Plan.
     -----------

2.5 "CHANGE OF CONTROL" shall have the meaning  assigned by the Incentive  Stock
     -----------------
Plan.

2.6 "COMMITTEE"  means the Compensation and Personnel  Committee of the Board of
     ---------
Directors, or such other Committee as the Board may designate to administer the Plan pursuant to Article VIII.

2.7  "COMPANY"  means  The  Hartford  Financial  Services  Group,  Inc.  and its
      -------
subsidiaries, and their successors and assigns.

2.8 "COMPENSATION"  means compensation  payable to a Key Employee in the form of
     ------------
(i) cash, including cash bonuses, and (ii) Stock and other stock-based awards granted pursuant to any plan or other arrangement of the Company, which compensation the Committee determines from time to time as eligible for the election to receive Units under the Plan.

2.9  "DIVIDEND  AMOUNT"  means the per share cash  dividend  amount  paid on the
      ----------------
Company's Stock on a particular dividend payment date.

2.10 "DIVIDEND CONVERSION PRICE" means the Fair Market Value of one share of the
      -------------------------
Company's Stock on the date that a dividend is paid on such Stock.

2.11  "DIVIDEND  RECORD  DATE" means the date fixed by the Board of Directors as
       ----------------------
the date for determining those holders of Stock who are entitled to receive payment of any dividend declared by the Board of Directors.

2.12  "ELECTIVE  UNITS"  shall have the  meaning  assigned by Article III of the
       ---------------
Plan.

2.13 "FAIR MARKET VALUE" shall have the meaning  assigned by the Incentive Stock
      -----------------
Plan.

2.14  "INCENTIVE  STOCK PLAN" means The Hartford 1995  Incentive  Stock Plan, as
       ---------------------
amended from time to time.

2.15 "KEY EMPLOYEE" shall have the meaning assigned by the Incentive Stock Plan.
      ------------

2.16 "NORMAL  VESTING  DATE" means the third  anniversary  of the Award Date, or
      ---------------------
such other date that the Committee may permit with respect to any particular award of Units.

2.17  "PARTICIPANT"  means a Key Employee who properly  elects to participate in
       -----------
the Plan pursuant to Article V of the Plan.

2.18  "PARTICIPATING  COMPANY" shall have the meaning  assigned by the Incentive
       ----------------------
Stock Plan.

2.19  "PLAN" means this The Hartford 1996 Deferred Restricted Stock Unit Plan.
       ----

2.20 "PREMIUM UNITS" shall have the meaning assigned by Article IV of the Plan.
      -------------

2.21 "PLAN ADMINISTRATOR" shall have the meaning assigned by Article VIII of the
      ------------------
Plan.

2.22 "RETIREMENT" shall have the meaning assigned by the Incentive Stock Plan.
      ----------

2.23 "STOCK" shall have the meaning assigned by the Incentive Stock Plan.
      -----

2.24 "TOTAL  DISABILITY"  shall have the meaning assigned by the Incentive Stock
      -----------------
Plan.

2.25 "UNITS" shall have the meaning assigned by Article I of the Plan.
      -----



                                   ARTICLE III
                                 ELECTIVE UNITS


3.1 AWARD OF  ELECTIVE  UNITS.  On the Award  Date,  the  Committee  may, in its
    -------------------------
discretion, award to each Participant a number of whole and/or fractional contractual rights to receive in accordance with the Plan shares of the Company's Stock (the "Elective Units") equal to (a) the portion of Compensation elected by the Participant in accordance with Article V, divided by (b) the Fair Market Value of the Company's Stock on the Award Date. If all or a portion of the Compensation is in the form of Company Stock, such Stock shall be valued based on the Fair Market Value of the Company's Stock on the Award Date. If the Committee does not make an award to a Participant pursuant to this Section, any election made by the Participant pursuant to Article V shall be null and void.

3.2  CREDITING  OF  ELECTIVE  UNITS TO  ACCOUNT.  The  number  of  whole  and/or
     ------------------------------------------
fractional Elective Units awarded to a Participant pursuant to this Article III shall be credited, as of the Award Date, to the Participant's Account.

3.3 VESTING OF  ELECTIVE  UNITS.  The rights of a  Participant  with  respect to
    ---------------------------
Elective Units awarded hereunder shall be fully vested and nonforfeitable at all times. To the extent provided in Article VII, the Participant shall become entitled to receive certificates for shares of Stock corresponding to such Elective Units credited to the Participant's Account on the applicable date identified in Article VII.

                                   ARTICLE IV
                                  PREMIUM UNITS


4.1 AWARD OF PREMIUM  UNITS.  Except as provided  below,  on the Award Date, the
    -----------------------
Committee shall award to each Participant a number of additional whole and/or fractional contractual rights to receive in accordance with the Plan shares of the Company's Stock (the "Premium Units") equal to 10% of the Elective Units awarded to the Participant pursuant to Article III. Notwithstanding the foregoing, the Committee may decide that no Premium Units shall be awarded with respect to any particular award of Elective Units, in which case all of the provisions of the Plan relating to Premium Units shall be null and void and without effect with respect to such Elective Units.

4.2 CREDITING OF PREMIUM UNITS TO ACCOUNT. The number of whole and/or fractional
    -------------------------------------
Premium Units awarded to a Participant pursuant to this Article IV shall be credited, as of the Award Date, to the Participant's Account.

4.3  VESTING  OF  PREMIUM  UNITS.   Except  as  otherwise   provided  herein,  a
     ---------------------------
Participant's rights with respect to Premium Units shall vest on the Normal Vesting Date. To the extent provided in Article VII, the Participant shall become entitled to receive certificates for shares of Stock corresponding to vested Premium Units credited to the Participant's Account on the applicable date identified in Article VII.

         A.  TERMINATION  OF  EMPLOYMENT.   In  the  event  of  a  Participant's
             ---------------------------
         termination of employment with all Participating Companies prior to the Normal Vesting Date due to (i) death, (ii) Total Disability, or (iii) Retirement, the Premium Units credited to the Participant's Account as of the date of such termination shall become immediately vested and nonforfeitable. In the event of a Participant's termination of employment with all Participating Companies for any other reason, any Premium Units credited to the Participant's Account that have not become vested on or before the date of such termination shall be forfeited, unless the Committee determines otherwise in its sole discretion in accordance with the Incentive Stock Plan. Premium Units forfeited by a Participant pursuant to this Section shall immediately be deducted from the Participant's Account.


                                    ARTICLE V
                                  PARTICIPATION


5.1  ELECTION TO  PARTICIPATE.  A Key Employee  may  participate  in the Plan by
     ------------------------
filing a properly completed election agreement, or such other authorization as the Plan Administrator may require, with the party and by the date designated by the Plan Administrator. The election of a Key Employee hereunder shall only apply to the Compensation as to which the election is made, and shall be
irrevocable,   unless  otherwise   determined  by  the  Committee  in  its  sole
discretion.

The election of a Key Employee shall be deemed null and void if no award pursuant to Article III hereof is made to the Key Employee with respect to such election.

5.2 ELECTION FORM. The election agreement completed by a Participant pursuant to
    -------------
this Article V shall (a) identify a portion of the Participant's Compensation that may become payable with respect to the Participant's services, (b) contain the Participant's election to receive such portion (which would otherwise become payable in cash, Stock or otherwise) in the form of Elective Units in accordance with the Plan, and (c) contain such other information as the Plan Administrator may require.

5.3 MAXIMUM AND MINIMUM AMOUNTS  REQUIRED FOR  PARTICIPATION.  The Committee may
    --------------------------------------------------------
designate a maximum and a minimum portion of a Key Employee's Compensation, in terms of a percentage or other amount, as to which an election may be made hereunder.


                                   ARTICLE VI
                              DIVIDEND EQUIVALENTS


6.1 DIVIDEND  EQUIVALENTS ON ELECTIVE  UNITS.  As soon as practicable  after any
    ----------------------------------------
dividend is paid on the Company's Stock, a Participant's Account shall be credited with additional Elective Units equal to (a) the product of (i) the Dividend Amount, and (ii) the number of whole and fractional Elective Units credited to the Participant's Account as of the Dividend Record Date, divided by
(b) the Dividend Conversion Price.

6.2 DIVIDEND  EQUIVALENTS  ON PREMIUM UNITS.  As soon as  practicable  after any
    ---------------------------------------
dividend is paid on the Company's Stock, the Participant's Account shall be credited with additional Premium Units equal to (a) the product of (i) the Dividend Amount, and (ii) the number of whole and fractional Premium Units credited to the Participant's Account as of the Dividend Record Date, divided by
(b) the Dividend Conversion Price.

6.3  TREATMENT  OF UNITS  CREDITED  IN  RESPECT  OF  DIVIDEND  EQUIVALENTS.  Any
     ---------------------------------------------------------------------
additional  Units  credited  to the  Account of a  Participant  pursuant to this
Article VI shall, as of the date so credited, be treated for all purposes of this Plan (including, without limitation, the provisions hereof pertaining to the crediting of future dividend equivalents and the vesting of Premium Units) as though part of the Elective Units and Premium Units in relation to which such additional Units were credited, respectively.

6.4  NON-CASH  DIVIDENDS.  In the  event  that a stock  dividend  is paid on the
     -------------------
Company's Stock, the appropriate Dividend Amount for purposes of this Article VI shall be determined in accordance with Section 9.3 hereof.


                                   ARTICLE VII
                      RECEIPT OF SHARES IN RESPECT OF UNITS


7.1 GENERAL RULE.  Except as otherwise  provided herein,  as soon as practicable
    ------------
after the earlier to occur of (a) the Normal Vesting Date, or (b) the date a Participant's employment with all Participating Companies terminates, the Company shall issue to such Participant certificates for shares of Stock corresponding to the number of whole Elective Units and whole vested Premium Units credited to the Participant's Account as of the earlier of such dates.

7.2 FRACTIONAL UNITS.  Notwithstanding  anything herein to the contrary,  if any
    ----------------
vested fractional Units are credited to a Participant's Account (after adding together all fractional Elective and vested Premium Units then credited to the Participant's Account) on the earlier of the dates identified in Section 7.1, such fractional Units shall be paid to the Participant in cash, based on the Fair Market Value of the Company's Stock on such date.

7.3  VOLUNTARY  DEFERRAL.  Upon such terms and  conditions  as the Committee may
     -------------------
determine, a Participant may be permitted to elect, by written notice to the Plan Administrator filed by the date and on such form or other authorization as the Plan Administrator may require, to defer the issuance hereunder of certificates for shares of Stock pursuant to the Plan, or such other arrangement maintained by the Company, if any, in which the Participant is eligible to participate as of such date. Such election shall have the effect of deferring such issuance until the date permitted by the Plan Administrator, and/or such other effect as permitted by the Committee.

7.4 CHANGE OF CONTROL. Notwithstanding anything herein to the contrary, upon the
    -----------------
occurrence of a Change of Control, any Premium Units then credited to each Participant's Account shall immediately become fully vested, and each Participant shall be paid immediately following such Change of Control, a lump sum cash amount equal to the number of whole and fractional Elective Units credited to the Participant's Account plus the Participant's vested whole and fractional Premium Units, multiplied by the "Formula Price", as such term is defined in the Incentive Stock Plan.

                                  ARTICLE VIII
                                 ADMINISTRATION


8.1 ADMINISTRATION BY COMMITTEE.  Except as otherwise delegated by the Committee
    ---------------------------
pursuant to this Plan or the Incentive Stock Plan, (a) this Plan shall be administered by the Committee, (b) the Committee shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (c) the determinations of the Committee shall be binding on and conclusive as to all parties.

8.2 DELEGATION OF CERTAIN AUTHORITY TO PLAN  ADMINISTRATOR.  Except as otherwise
    ------------------------------------------------------
provided by the Committee in accordance with this Plan or the Incentive Stock Plan, the Plan Administrator shall be the Company's Senior Vice President, Human Resources. Except as otherwise provided in this Plan or the Incentive Stock Plan, required by applicable law, or determined by the Committee, (a) the Plan Administrator shall be responsible for the performance of such administrative duties under this Plan that are not otherwise reserved to the Committee by this Plan or the Incentive Stock Plan, (b) the Plan Administrator shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (c) the determinations of the Plan Administrator shall be binding and conclusive as to all parties.

8.3  APPLICABILITY  OF INCENTIVE STOCK PLAN. In the event of a conflict  between
     --------------------------------------
the terms of this Plan and the terms of the Incentive Stock Plan, the terms of the Incentive Stock Plan shall control.


                                   ARTICLE IX
                                  MISCELLANEOUS


9.1  WITHHOLDING.  The Plan  Administrator  shall  have the  right to make  such
     -----------
provisions as it deems appropriate to satisfy any obligation of the Company to withhold federal, state or local income or other taxes incurred by reason of the operation of the Plan, including but not limited to at any time requiring a Participant to submit payment to the Company for such taxes, or withholding such taxes from a Participant's wages (or other amounts) due to the Participant.

9.2 NO EMPLOYMENT RIGHTS. The Plan shall not, directly or indirectly,  create in
    --------------------
any Participant any right with respect to continuation of employment with any of the Participating Companies or to the receipt of any bonus. The Plan shall not interfere in any way with the rights of the applicable Participating Company to terminate, or otherwise modify, the employment of any Participant or its bonus policies at any time.

9.3 CAPITAL  ADJUSTMENTS FOR CORPORATE  TRANSACTIONS.  Upon the occurrence of an
    ------------------------------------------------
event described in Section 13 of the Incentive Stock Plan, the Committee may adjust the number of Units credited to the Account of a Participant in accordance with the terms of that Section.

9.4 DELIVERY OF SHARES OF STOCK IN THE EVENT OF DEATH. In the event of the death
    -------------------------------------------------
of a Participant, certificates for shares of Stock and/or cash corresponding to the Elective Units and vested Premium Units then credited to the Account of the Participant shall be transferred (in the same form as would have been transferred to the Participant pursuant to Article VII) as soon as practicable thereafter to such Beneficiary or Beneficiaries as properly designated by the Participant in accordance with Section 10 of the Incentive Stock Plan. If no such designation is in effect at the time of the Participant's death, or if no designated Beneficiary survives the Participant or if any Beneficiary designation conflicts with applicable law, such certificates and/or cash shall be transferred to the Participant's estate as provided in Section 10 of the Incentive Stock Plan.

9.5 RIGHTS NOT  TRANSFERABLE.  The rights of a Participant  under the Plan shall
    ------------------------
not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, other than (a) by will, (b) by the laws of descent or distribution, or (c) pursuant to a qualified domestic relations order as defined in the Internal Revenue Code of 1986, as amended, provided that the rights of any transferee of a Participant shall not be greater than the rights of the Participant hereunder. The foregoing restriction shall be in addition to any restrictions imposed by applicable law on a Participant's ability to dispose of Units awarded under the Plan.

9.6  EFFECT  OF PLAN.  The  provisions  of the Plan  shall be  binding  upon all
     ---------------
successors and assigns of a Participant, including without limitation the Participant's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of the Participant.

9.7 USE OF FUNDS  AND  ASSETS.  All  funds and  assets  received  or held by the
    -------------------------
Company pursuant to or in connection with the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such amounts from its general assets. The Company may establish a trust or other entity to aid in meeting its obligations under the Plan.

9.8 SOURCE OF SHARES FOR THE PLAN. Except as otherwise provided in the Incentive
    -----------------------------
Stock Plan, shares of Company Stock to be issued hereunder may be made available from authorized but unissued stock, shares held by the Company in treasury or shares purchased on the open market.

9.9  AMENDMENT AND  TERMINATION  OF THE PLAN.  Subject to the  provisions of the
     ---------------------------------------
Incentive Stock Plan, the Board of Directors may amend or terminate this Plan at any time; provided that, in the event of a Change of Control, no amendment or termination thereafter shall impair or reduce the rights of any person with respect to any award made under the Plan. Amendments to the Plan may be made by the Plan Administrator to the extent (a) required by applicable law, or (b) required to maintain a favorable tax status for the Plan.

9.10  GOVERNING  LAW.  The laws of the State of  Connecticut  shall  govern  all
      --------------
matters relating to the Plan, except to the extent such laws are superseded by the laws of the United States.

9.11  SEVERABILITY  OF  PROVISIONS.  If any  provision of the Plan shall be held
      ----------------------------
invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof, and the Plan shall be construed and enforced as if such invalid or unenforceable provisions had not been included herein.

                                                                   Exhibit 10.18

                  THE HARTFORD 1996 DEFERRED COMPENSATION PLAN


                                    ARTICLE I
                                     PURPOSE

1.1 PURPOSE. The purpose of the Plan is to provide, in the discretion of the Committee, an opportunity for certain Key Employees to defer the receipt of certain Eligible Compensation to the extent provided herein. The Plan is intended to constitute an unfunded and unsecured deferred compensation arrangement for a select group of management or highly compensated employees for purposes of ERISA. The Plan restates the terms of certain unfunded and unsecured deferred compensation arrangements established for such employees by ITT Corporation and The Hartford in 1994 and 1995, and continued by The Hartford to the extent provided hereunder. Capitalized terms used in the Plan shall have the meanings provided herein.


                                   ARTICLE II
                                   DEFINITIONS

2.1 "ACCOUNT" means the account  maintained on behalf of a Participant  pursuant
     -------
to the Plan.

2.2 "ACT" means the Securities Exchange Act of 1934, as amended.
     ---

2.3  "BENEFICIAL  OWNER" means any Person who,  directly or indirectly,  has the
      -----------------
right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (A) a Person shall not be deemed the Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (i) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or
(ii) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (i) or (ii) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (B) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

2.4 "BOARD OF DIRECTORS" means the Board of Directors of The Hartford  Financial
     ------------------
Services Group, Inc.

2.5  "CHANGE OF CONTROL" means:
      -----------------

         (A) With respect to Hartford Fire Participants:

                  (1) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any Person (within the meaning of Section 13(d) of the Act), other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, is the Beneficial Owner directly or indirectly of twenty percent or more of the outstanding stock of the The Hartford entitled to vote in the election of directors of The Hartford;

                  (2) any Person (within the meaning of Section 13(d) of the Act), other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of The Hartford (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of fifteen percent or more of the outstanding stock of The Hartford entitled to vote in the election of directors of The Hartford (calculated as provided in paragraph
                  (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

                  (3) the stockholders of The Hartford shall approve (a) any consolidation or merger in which The Hartford is not the continuing or surviving corporation or pursuant to which shares of stock of The Hartford entitled to vote in the election of directors of the Hartford would be converted into cash, securities or other property, other than a merger of The Hartford in which holders of such stock of The Hartford immediately prior to the merger have the same proportionate ownership of stock entitled to vote in the election of directors of the surviving corporation immediately after the merger as immediately before, or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of The Hartford; or

                  (4) within any 12 month period, the persons who were directors of The Hartford immediately before the beginning of such period (the "Incumbent Directors of The Hartford") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of The Hartford or the board of directors of any successor to The Hartford, provided that any director of The Hartford who was not a director of The Hartford at the beginning of such period shall be deemed to be an Incumbent Director of The Hartford if such director
                  (a) was elected to the board of directors of The Hartford by, or on the recommendation of or with the approval of, at least two-thirds of the directors of The Hartford who then qualified as Incumbent Directors of The Hartford either actually or by prior operation of this clause (4), and (b) was not designated by a Person who has entered into an agreement with The Hartford to effect a transaction described in the immediately preceding clause (3) hereof.

         (B) With respect to Hartford Life Participants:

                  (1) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any Person (within the meaning of Section 13(d) of the Act), other than Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing or any employee benefit plan sponsored by Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing, is the Beneficial Owner of the greater of (a) the percentage of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. owned at such time by The Hartford, or (b) twenty percent or more of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc.

                  (2) any Person (within the meaning of Section 13(d) of the Act), other than Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing or any employee benefit plan sponsored by Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of the greater of (a) the percentage of the outstanding stock of the Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. owned at such time by The Hartford, or (b) fifteen percent or more of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

                  (3) the stockholders of Hartford Life, Inc. shall approve (a) any consolidation or merger of Hartford Life, Inc. in which Hartford Life, Inc. is not the continuing or surviving corporation or pursuant to which shares of stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. would be converted into cash, securities or other property, other than a merger of Hartford Life, Inc. in which holders of such stock of Hartford Life, Inc. immediately prior to the merger have the same proportionate ownership of stock entitled to vote in the election of directors of the surviving corporation immediately after the merger as immediately before, or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Hartford Life, Inc.;

                  (4) within any 12 month period, the persons who were directors of Hartford Life, Inc. immediately before the beginning of such period (the "Incumbent Directors of Hartford Life") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of Hartford Life, Inc. or the board of directors of any successor to Hartford Life, Inc., provided that any director of Hartford Life, Inc. who was not a director of Hartford Life, Inc. at the beginning of such period shall be deemed to be an Incumbent Director of Hartford Life, Inc. if such director (a) was elected to the board of directors of Hartford Life, Inc. by, or on the recommendation of or with the approval of, at least two-thirds of the directors of Hartford Life, Inc. who then qualified as Incumbent Directors of Hartford Life, Inc. either actually or by prior operation of this clause (4), and (b) was not designated by a Person who has entered into an agreement with Hartford Life, Inc. to effect a transaction described in the immediately preceding clause (3) hereof; or

                  (5) a Change of Control as defined in the preceding Section 2.5(A) occurs with respect to The Hartford at a time when The Hartford directly or indirectly owns more than 50% of the combined voting power and the value of the capital stock of Hartford Life, Inc;

         provided  that  a  sale  of all of  the  interest  of The  Hartford  in
         --------------
         Hartford Life, Inc. shall not be considered a Change of Control with respect to a Hartford Life Participant for purposes of this Plan.

2.6 "COMMITTEE"  means the Compensation and Personnel  Committee of the Board of
     ---------
Directors, or such other Committee as the Board may designate to administer the Plan pursuant to Article VII.


2.7 "ELIGIBLE  COMPENSATION" means the amount of compensation of a Key Employee,
     ----------------------
if any, designated by the Committee in its sole discretion as eligible for deferral under the Plan, which may include (A) the cash amount, if any, which may become payable to a Key Employee pursuant to a Participating Company's executive bonus program, (B) the cash amount, if any, which may become payable to a Key Employee pursuant to a Participating Company's life sales incentive payment program, and (C) the amount of any such other compensation of a Key Employee of a Participating Company as the Committee may deem appropriate for deferral in accordance with the Plan.

2.8 "ERISA"  means the  Employee  Retirement  Income  Security  Act of 1974,  as
     -----
amended from time to time.

2.9 "HARTFORD FIRE" means Hartford Fire Insurance Company, which is a subsidiary
     -------------
of The Hartford, or a successor by merger, purchase or otherwise.

2.10 "HARTFORD FIRE  PARTICIPANT"  means any  Participant  who is not a Hartford
      --------------------------
Life Participant.

2.11  "HARTFORD  LIFE AND ACCIDENT  INSURANCE  COMPANY"  means Hartford Life and
       -----------------------------------------------
Accident Insurance Company, a wholly owned subsidiary of Hartford Life, Inc., or a successor by merger, purchase or otherwise.

2.12 "HARTFORD LIFE,  Inc." means Hartford Life,  Inc., which is a Participating
      -------------
Company for purposes of this Plan, or a successor by merger, purchase or otherwise.

2.13 "HARTFORD LIFE PARTICIPANT" means a Participant who is principally employed
      -------------------------
by Hartford Life and Accident Insurance Company, or whose rights under the Plan are derived from such a Participant.

2.14 "INCENTIVE STOCK PLAN" means The Hartford 1995 Incentive Stock Plan, as may
      --------------------
be amended from time to time, and any successor Plan thereto.

2.15  "INVESTMENT  AND SAVINGS PLAN" means The Hartford  Investment  and Savings
       ----------------------------
Plan, as may be amended from time to time, and any successor Plan thereto.

2.16 "KEY EMPLOYEE" shall have the meaning assigned by the Incentive Stock Plan.
      ------------

2.17  "PARTICIPANT"  means a Key Employee who properly  elects to participate in
       -----------
the Plan pursuant to Article III.

2.18  "PARTICIPATING  COMPANY" shall have the meaning  assigned by the Incentive
       ----------------------
Stock Plan.

2.19  "PERSON" has the meaning  ascribed to such term in Section  3(a)(9) of the
       ------
Act, as supplemented by Section 13(d)(3) of the Act; provided, however, that Person shall not include (A) The Hartford, Hartford Life, Inc., any subsidiary of either of the foregoing or any other Person controlled by either of the foregoing, (B) any trustee or other fiduciary holding securities under any employee benefit plan of The Hartford or Hartford Life, Inc. or of any subsidiary of either of the foregoing, or (C) a corporation owned, directly or indirectly, by the stockholders of The Hartford or Hartford Life, Inc. in substantially the same proportions as their respective ownership of securities of The Hartford or Hartford Life, Inc.

2.20 "PHANTOM FUND" means a mutual fund or other  investment  vehicle or measure
      ------------
or index of investment performance selected by the Committee to determine the hypothetical investment experience of Participant Accounts pursuant to Article IV.

2.21 "PLAN" means this plan- The Hartford  1996 Deferred  Compensation  Plan, as
      ----
may be amended from time to time.

2.22 "PLAN  ADMINISTRATOR" shall have the meaning assigned by Article VII of the
      -------------------
Plan.

2.23 "THE HARTFORD"  means The Hartford  Financial  Services  Group,  Inc., or a
      ------------
successor by merger, purchase or otherwise.

2.24 "VALUATION DATE" means the last business day of each calendar quarter in an
      --------------
applicable calendar year, or such other date as may be designated by the Plan Administrator.


                                   ARTICLE III
                                  PARTICIPATION

3.1  ELECTION TO  PARTICIPATE.  A Key  Employee of a  Participating  Company may
     ------------------------
participate in the Plan by filing a properly completed election form (or such other authorization as the Plan Administrator may require) with the party and by the date designated by the Plan Administrator. The election of a Key Employee in accordance with this Article III shall apply only to the Eligible Compensation as to which the election is made, and shall have the effect, to the extent provided herein, of deferring the payment of such Eligible Compensation beyond the date that it might otherwise have become payable to the Participant. Such election shall be irrevocable, except to the extent provided herein or determined by the Committee in its sole discretion.

3.2 FORM OF ELECTION.  The election form filed by a Participant pursuant to this
    ----------------
Article III shall (A) identify a portion of the Participant's Eligible Compensation that may become payable with respect to the Participant's services,
(B) contain the Participant's election to defer the payment of such portion of such Eligible Compensation that is determinable for tax purposes in the following calendar year in accordance with the terms of the Plan, and (C) contain such other information as the Plan Administrator may require.

3.3 MAXIMUM AND MINIMUM AMOUNTS REQUIRED FOR PARTICIPATION. The Committee or the
    ------------------------------------------------------
Plan Administrator may designate a maximum and a minimum portion of a Key Employee's Eligible Compensation, in terms of a percentage or other amount thereof, as to which an election may be made hereunder.

3.4 NULLIFICATION OF ELECTION.  Notwithstanding anything herein to the contrary,
    -------------------------
any election made by a Key Employee hereunder shall be deemed null and void to the extent that (A) the Eligible Compensation as to which the election applies is designated by the Committee, in its sole discretion, as not payable to such Key Employee, (B) such election applies to Eligible Compensation payable during the 12 month period during which the Key Employee ceases savings under the Investment and Savings Plan as a result of receiving a hardship withdrawal under that Plan, or (C) the Committee so determines in its sole discretion.

3.5  ESTABLISHMENT  OF PARTICIPANT  ACCOUNTS.  An account shall be maintained on
     ---------------------------------------
behalf of each Participant on the books of The Hartford. Amounts shall be credited to or debited from a Participant's Account as provided in Article V. The Plan Administrator shall cause each Participant's Account to be valued on the applicable Valuation Date, and shall cause records indicating such value to be maintained. When an event requires a determination of the value of a Participant's Account, such value shall be determined as of the Valuation Date coincident with or next succeeding the date of such event. The value of a Participant's Account shall be reported to the Participant from time to time as determined appropriate by the Plan Administrator.

3.6  OBTAINING  OF LIFE  INSURANCE  POLICIES.  As a condition  of  participation
     ---------------------------------------
hereunder, the Committee may require that a Participant provide assistance in obtaining a life insurance policy on the life of such Participant, such policy to be solely owned by, and solely payable to, The Hartford (or such other entity as may be designated by the Committee). Such Participant may be required to (A) complete an application for life insurance, (B) furnish underwriting information (including but not limited to submitting to medical examinations by an insurance company approved examiner), (C) authorize the release of the Participant's medical history to an insurance company underwriter, and (D) provide such other information and take such other actions relating to such life insurance policy as may be required by the Plan Administrator. A Participant as to whom a life insurance policy is obtained hereunder shall have no right to or interest in such policy or the proceeds thereof.

3.7 TERMINATION OF PARTICIPATION. The participation of a Participant in the Plan
    ----------------------------
shall terminate on the earlier of (A) the date that all amounts credited to the Participant's Account have been distributed pursuant to the Plan, (B) the date of termination of the Plan, or (C) such other date as may be designated by the Committee.


                                   ARTICLE IV
                       PHANTOM FUND INVESTMENT ALLOCATIONS

4.1 SELECTION OF PHANTOM FUNDS.  The Committee  shall select one or more Phantom
    --------------------------
Funds to which a Participant may elect pursuant to the Plan to allocate all or a portion of the amount then and thereafter credited to the Participant's Account. To the extent provided herein, such Phantom Funds shall be used to measure the hypothetical investment experience of the portion of a Participant's Account that the Participant properly elects to have allocated thereto. The Committee may change the selection of Phantom Funds from time to time in its sole discretion. The selection of any such Phantom Funds shall not require the Company to invest or earmark any of its assets in any specific manner.

4.2  INVESTMENT  ALLOCATION  ELECTION.  To the  extent  permitted  by  the  Plan
     --------------------------------
Administrator, a Participant may elect to have the amount then and thereafter credited to his or her Account allocated among one or more of the Phantom Funds. Such election shall be made by filing a properly completed election form (or such other authorization as the Plan Administrator may require) with the party and by the date designated by the Plan Administrator. Such election shall result in the investment experience of an elected Phantom Fund being used to measure the hypothetical investment experience of the particular portion of the Participant's Account allocated to that Phantom Fund as provided herein.

4.3  CHANGES  IN  INVESTMENT  ALLOCATION.  To the extent  permitted  by the Plan
     -----------------------------------
Administrator, a Participant may change the investment allocation previously elected by filing a properly completed change form (or such other authorization as the Plan Administrator may require) with the party and by the date designated by the Plan Administrator. Such change shall be effective as soon as practicable after the Valuation Date coincident with or next succeeding receipt of the timely filed change form by the designated party (or such other date as may be designated by the Plan Administrator), and shall apply to all amounts then and thereafter credited to the Participant's Account.

4.4 FAILURE TO MAKE PROPER  ELECTION.  In the event that a Participant  does not
    --------------------------------
make a proper election pursuant to this Article IV, such Participant shall be deemed to have elected to have the entire amount (as to which no proper election is made) then and thereafter credited to the Participant's Account allocated to the Phantom Fund that the Plan Administrator determines generally to have the least risk of loss of principal.

4.5  LIMITATIONS  ON  INVESTMENT  ALLOCATION.  The  Plan  Administrator  may (A)
     ---------------------------------------
establish a minimum and/or a maximum portion of a Participant's Account, in terms of a percentage or other amount thereof, that a Participant may elect to allocate to a particular Phantom Fund hereunder, (B) preclude any Participant who is an executive officer of the Company from allocating any portion of his or her Account to a Phantom Fund with an investment experience determined primarily in relation to the investment performance of securities issued by the Company, and (C) establish such other limitations on investment allocations as the Plan Administrator may deem appropriate.

4.6 NO ACTUAL INVESTMENT.  Notwithstanding  anything herein to the contrary,  no
    --------------------
amount of Eligible Compensation as to which an election is made hereunder, and no amount credited to a Participant's Account pursuant to the Plan, shall be set aside or invested in any actual fund on behalf of the Participant, provided, however, that nothing in the Plan shall be construed to preclude the Company from directly or indirectly making investments for its own account in any actual investment vehicle corresponding to the Phantom Funds (or otherwise) in order to assist the Company in meeting its obligations hereunder, or for any other reason whatsoever. No Participant or any other person or entity shall have by reason of the Plan any right to or in any such investment made by the Company.

                                    ARTICLE V
                 CREDITING AND DEBITING OF PARTICIPANT ACCOUNTS

5.1 CREDITING OF ELIGIBLE  COMPENSATION.  Eligible  Compensation as to which the
    -----------------------------------
Participant makes an election in accordance with the Plan shall be credited to the Participant's Account as of the last day of the month in which such Eligible Compensation would otherwise have been paid to the Participant.

5.2 CREDITING AND/OR DEBITING OF PHANTOM FUND INVESTMENT  EXPERIENCE.  As of any
    ----------------------------------------------------------------
particular Valuation Date upon which an amount is credited to a Participant's Account, such Account shall be credited or debited, as the case may be, with an amount equal to the hypothetical net investment gain or loss that such Participant would have realized if the portion of his or her Account properly elected to be allocated to a particular Phantom Fund pursuant to Article IV were actually invested in such Phantom Fund during the period beginning with the preceding Valuation Date and ending upon such particular Valuation Date (or such other period as may be designated by the Plan Administrator).

5.3  DEBITING  OF   DISTRIBUTIONS.   The  amount  of  any  distribution  from  a
     ----------------------------
Participant's Account pursuant to the Plan shall be debited from the Participant's Account as of the Valuation Date coincident with or next succeeding the date of such distribution.

5.4 DEBITING OF ADMINISTRATIVE  EXPENSES. The Participant's  allocable share (as
    ------------------------------------
determined by the Plan Administrator) of any administrative expenses related to the operation of the Plan that are determined by the Committee to be payable by Participants shall be debited from the Participant's Account as of the Valuation Date coincident with or next succeeding the date upon which such expenses are incurred.

5.5 VESTING OF CREDITED  AMOUNTS.  The rights of a Participant  in regard to the
    ----------------------------
amounts credited to the Participant's Account hereunder shall be fully vested at all times.


                                   ARTICLE VI
                     DISTRIBUTIONS FROM PARTICIPANT ACCOUNTS

6.1  DISTRIBUTION  ELECTION.  A  Participant  may  elect,  by filing a  properly
     ----------------------
completed election form (or such other authorization as the Plan Administrator may require) with the party and by the date designated by the Plan Administrator, to have the total amount credited to the Participant's Account distributed to him or her on a date and in a manner permitted by the Plan Administrator. Distributions from a Participant's Account shall be made in accordance with the date and manner of distribution elected by the Participant hereunder, except to the extent that a different date and/or manner of distribution is required pursuant to the Plan. Distributions made in accordance with a Participant's distribution election shall be made as soon as practicable after the Valuation Date coincident with or next succeeding the date of distribution elected by the Participant. A Participant who does not file a properly completed election form in accordance with this Section shall be deemed to have elected to have such amount distributed to the Participant in a single lump sum cash payment as soon as practicable after the Valuation Date coincident with or next succeeding the date the Participant's employment with all Participating Companies terminates. The election or deemed election by a Participant of a distribution date and manner pursuant to this Section shall apply to all amounts then and thereafter credited to a Participant's Account under the Plan, and shall be irrevocable except to the extent otherwise provided herein or permitted in the discretion of the Committee or the Plan Administrator to the extent determined consistent with applicable tax laws.

6.2 DISTRIBUTION IN THE EVENT OF HARDSHIP.  A Participant may request a hardship
    -------------------------------------
distribution from his or her Account by filing a properly completed hardship distribution form (or such other authorization as the Plan Administrator may require) by the date and with the party designated by the Plan Administrator. The Plan Administrator may, if it determines that a severe and unforeseeable financial hardship on the part of the Participant exists, permit a distribution to the Participant of an amount credited to the Participant's Account that is reasonably necessary to meet such hardship, including any amount reasonably necessary to pay any income or other taxes resulting from such distribution.

6.3 DISTRIBUTION  UPON TERMINATION OF EMPLOYMENT.  As soon as practicable  after
    --------------------------------------------
the Valuation Date coincident with or next succeeding the date that a Participant's employment with all Participating Companies terminates for any reason other than Retirement, the Company shall distribute to the Participant a single lump sum cash payment equal to the total amount credited to the Participant's Account as of such Valuation Date.

6.4  DISTRIBUTION  IN THE EVENT OF A TERMINATION  OF THE PLAN. In the event of a
     --------------------------------------------------------
termination of the Plan, the entire amount credited to a Participant's Account as of the Valuation Date coincident with or next succeeding such event shall be distributed to the Participant in a single lump sum cash payment as soon as practicable after such Valuation Date.

6.5  DISTRIBUTION TO FIDUCIARY.  If the Plan  Administrator  determines that any
     -------------------------
person to whom any amount is otherwise distributable hereunder is unable to care for his or her affairs, such amount (unless a prior claim therefor shall have been made by a duly appointed guardian, committee or other legal representative) may be distributed to any person determined by the Plan Administrator to have fiduciary responsibility for such person otherwise entitled to such amount, in such manner and proportions as the Plan Administrator may deem appropriate. Any such distribution shall constitute a complete discharge of any obligation of the Company to such person under the Plan.

6.6 Distribution in the Event of Death.  Notwithstanding  anything herein to the
    ----------------------------------
contrary, in the event of a Participant's death, the entire amount credited to the Participant's Account as of the Valuation Date coincident with or next succeeding the date of the Participant's death shall be distributed in a single lump sum cash payment as soon as practicable after such Valuation Date to one or more beneficiaries, if any, properly designated by the Participant by the date and in the manner required by the Plan Administrator. If (A) no such designation is in effect at the time of the Participant's death, (B) no designated beneficiary survives the Participant, or (C) any beneficiary designation made by the Participant conflicts with applicable law, such amount shall be paid to the Participant's estate as soon as practicable after such Valuation Date.

6.7 DISTRIBUTION UPON THE OCCURRENCE OF A CHANGE OF CONTROL.
    -------------------------------------------------------

         (A) HARTFORD  FIRE  PARTICIPANTS.  Upon the  occurrence  of a Change of
             ----------------------------
         Control with respect to Hartford Fire Participants, all Hartford Fire Participants shall be paid single lump sum cash payments equal to the entire amount credited to their respective Accounts as of the date of such occurrence, such payments to be made immediately following the date of such Change of Control.

         (B) HARTFORD  LIFE  PARTICIPANTS.  Upon the  occurrence  of a Change of
             ----------------------------
         Control with respect to Hartford Life Participants, all Hartford Life Participants shall be paid single lump sum cash payments equal to the entire amount credited to their respective Accounts as of the date of such occurrence, such payments to be made immediately following the date of such Change of Control.

         (C) DEATH  PRIOR TO  RECEIPT OF  PAYMENT.  In the event of the death of
             ------------------------------------
         such a Hartford Fire Participant or a Hartford Life Participant before receiving a payment required by Section 6.7(A) or 6.7(B) hereof, such payment shall be made immediately following the date of the occurrence of the Change of Control to the individual or entity who would receive have received payment hereunder in the absence of a Change of Control.

6.8 DISTRIBUTION IN OTHER CIRCUMSTANCES. The Committee may determine in its sole
    -----------------------------------
discretion that a distribution of an amount credited to a Participant's Account is appropriate under the circumstances. As soon as practicable after the Valuation Date coincident with or next succeeding the date of any such determination, the Company shall distribute such amount to the Participant in a single lump sum cash payment (or in such other manner of payment as determined appropriate by the Committee).


                                   ARTICLE VII
                                 ADMINISTRATION

7.1 ADMINISTRATION BY COMMITTEE.  Except as otherwise delegated by the Committee
    ---------------------------
pursuant to the Plan, (A) the Plan shall be administered by the Committee, (B) the Committee shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (C) the determinations of the Committee shall be binding on and conclusive as to all parties.

7.2 DELEGATION OF CERTAIN AUTHORITY TO PLAN  ADMINISTRATOR.  Except as otherwise
    ------------------------------------------------------
provided by the Committee in accordance with the Plan, the Plan Administrator shall be The Hartford's Director, Employee Benefits and Compensation Services. Except as otherwise provided herein, required by applicable law, or determined by the Committee, (A) the Plan Administrator shall be responsible for the performance of such administrative duties under this Plan that are not otherwise reserved to the

Committee by the Plan, (B) the Plan Administrator shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (C) the determinations of the Plan Administrator shall be binding and conclusive as to all parties.

7.3  LIABILITY  AND  INDEMNIFICATION  OF COMMITTEE  AND PLAN  ADMINISTRATOR.  In
     ----------------------------------------------------------------------
connection with any action or determination made in connection with the Plan, the Plan Administrator and the Committee shall be entitled to rely upon information furnished by or on behalf of the Company or any Participant. To the extent permitted by law, the Plan Administrator and the members of the Committee shall not be liable for, and The Hartford shall indemnify the Plan Administrator and the members of the Committee against any liability for, any loss sustained by reason of any act or failure to act in their administrative capacities, provided such act or failure to act does not involve willful misconduct. Such indemnification shall include attorneys' fees and other costs and expenses reasonably incurred in defense of any action brought against the Plan
Administrator or any member of the Committee by reason of any such act or failure to act. The Plan Administrator and any member of the Committee shall not be liable or responsible for any act or omission of another fiduciary in relation to the Plan unless the Plan Administrator or such member (A) participates knowingly in, or knowingly undertakes to conceal, such act or omission by such other fiduciary, or (B) has knowledge of a breach of fiduciary responsibility by such other fiduciary and does not make reasonable efforts to remedy such breach.


                                  ARTICLE VIII
                                  MISCELLANEOUS

8.1 UNFUNDED AND  UNSECURED  PLAN.  The Plan shall be unfunded and unsecured for
    -----------------------------
tax purposes and for purposes of ERISA. The Hartford shall have no obligation to fund its liabilities, if any, under the Plan. Nothing in the Plan and no action taken by The Hartford or its agents hereunder shall be construed to create a trust of any kind, or a fiduciary relationship between The Hartford and any other person or entity. All funds or other assets received or held by The Hartford pursuant to or in connection with the Plan may be used by The Hartford for any corporate purpose, and The Hartford shall not be obligated to segregate such amounts from its general assets. No Participant or any other person or entity shall have any claim against The Hartford or its assets other than as an unsecured and unsubordinated general creditor of The Hartford. Without limiting the generality of the foregoing, a Participant's claim hereunder shall at any time be solely for the amount then credited to the Participant's Account. Notwithstanding the foregoing, The Hartford may establish a grantor trust or purchase securities or take any other action deemed appropriate to assist The Hartford in meeting its obligations under the Plan, provided, however, that in no event shall any person or entity have any right to or interest in such trust or property by reason of the Plan.

8.2 ABSENCE OF  REPRESENTATIONS.  The Plan shall not be construed to provide any
    ---------------------------
representation or guarantee by The Hartford that any particular income or other tax consequence will result from a Participant's participation in the Plan. Each Participant shall be deemed to have consulted with his or her professional tax advisor to determine the tax consequences of participation hereunder. The Plan shall not be construed to provide any representation or guarantee by The Hartford that any particular amount of a Participant's Account allocated to any of the Phantom Funds hereunder will result in any particular investment experience related thereto, and The Hartford shall in no event be required to pay any amount to any person or entity on account of any loss suffered by reason of the operation of the Plan.

8.3  WITHHOLDING.  The Plan  Administrator  shall  have the  right to make  such
     -----------
provisions as it deems appropriate to satisfy any obligation of The Hartford to withhold federal, state or local income or other taxes incurred by reason of the operation of the Plan, including but not limited to at any time requiring a Participant to submit payment to The Hartford for such taxes, or withholding such taxes from a Participant's wages (or other amounts) due to the Participant.

8.4 NO EMPLOYMENT RIGHTS. The Plan shall not, directly or indirectly,  create in
    --------------------
any Participant any right with respect to continuation of employment with any of the Participating Companies or to the receipt of any Eligible Compensation or other compensation. The Plan shall not interfere in any way with the rights of the applicable Participating Company to terminate, or otherwise modify, the employment of any Participant or its compensation policies at any time.

8.5 RIGHTS NOT  TRANSFERABLE.  The rights of a Participant  under the Plan shall
    ------------------------
not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, other than (A) by will, (B) by the laws of descent or distribution, or (C) pursuant to a qualified domestic relations order as defined in the Internal Revenue Code of 1986, as amended, provided that the rights of any transferee of a Participant shall not be greater than the rights of the Participant hereunder. The foregoing restriction shall be in addition to any restrictions imposed by applicable law on a Participant's ability to dispose of any rights under the Plan.

8.6  EFFECT  OF PLAN.  The  provisions  of the Plan  shall be  binding  upon all
     ---------------
successors and assigns of a Participant, including without limitation the Participant's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of the Participant.

8.7  ADMINISTRATIVE  EXPENSES.  The  Hartford  shall pay for all  administrative
     ------------------------
expenses related to the operation of the Plan, except as otherwise determined by the Committee.

8.8 AMENDMENT AND  TERMINATION  OF THE PLAN. The Board of Directors may amend or
    ---------------------------------------
terminate the Plan or any Participant elections hereunder at any time. The Committee may at any time amend or terminate the Plan or any Participant elections hereunder if the Committee determines in its sole discretion that The Hartford will recognize income for income tax purposes with respect to any reserves accumulated under any life insurance policy obtained with respect to any Participant hereunder. The Committee or the Plan Administrator may amend the Plan to the extent (A) required by applicable law or regulation, or (B) required to maintain a favorable tax status for the Plan.

8.9 GOVERNING LAW. The laws of the State of Connecticut shall govern all matters
    -------------
relating to the Plan, except to the extent such laws are superseded by the laws of the United States.

8.10  SEVERABILITY  OF  PROVISIONS.  If any  provision of the Plan shall be held
      ----------------------------
invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof, and the Plan shall be construed and enforced as if such invalid or unenforceable provisions had not been included herein.

8.11 EFFECTIVE DATE. The Effective Date of this restatement of the Plan shall be
     --------------
July 16, 1998, or such later date as the Plan Administrator may determine.

                                                                   EXHIBIT 10.19




             THE HARTFORD 1997 SENIOR EXECUTIVE SEVERANCE PAY PLAN I

This document describes your benefits under The Hartford 1997 Senior Executive Severance Pay Plan I, and includes the text of the Plan and other important information.













Rev. October 15, 1998

                                TABLE OF CONTENTS
                                -----------------


TEXT OF THE HARTFORD 1997 SENIOR EXECUTIVE SEVERANCE PAY PLAN I

                                                                            Page
                                                                            ----
1.       Purpose ..............................................................1
2.       Application  of  Plan ................................................1
3.       Covered Employees ....................................................1
4.       Severance Pay Upon Termination of Employment..........................2
5.       Schedule of Severance Pay.............................................3
6.       Notice or Pay in Lieu of Notice.......................................4
7.       Form of Payment of Severance Pay......................................4
8.       Employee Benefit Plan Coverage While Receiving Severance Pay..........5
9.       Excluded Employee Compensation Plans, Programs, Arrangements
         and Perquisites.......................................................5
10.      Divestiture, Closure, Relocations.....................................6
11.      Disqualifying Conduct.................................................6
12.      Release...............................................................6
13.      Offset................................................................6
14.      Administration of Plan................................................7
15.      Termination or Amendment..............................................7
16.      Miscellaneous.........................................................7

OTHER IMPORTANT INFORMATION

1.       NOTICE ...............................................................8

                       THE HARTFORD 1997 SENIOR EXECUTIVE
                              SEVERANCE PAY PLAN I


1.       PURPOSE
         -------

         The purpose of The Hartford 1997 Senior Executive Severance Pay Plan I (the "Plan") is to assist in occupational transition by providing severance pay for senior executives covered by this Plan whose employment is terminated under conditions set forth in this Plan.

2.       APPLICATION OF PLAN
         -------------------

         This Plan is effective October 1, 1997. Any termination of termination of employment that has an Effective Date (as defined herein) while this Plan is in effect shall be governed exclusively by the terms of this Plan and by no other plan, policy, practice or arrangement, except where this Plan is expressly superseded by a Key Executive Employment Protection Agreement with the Company, or an individual written employment contract or other written agreement with the Company. To the extent that this Plan is expressly superseded by any of the foregoing agreements or contracts, no severance shall be payable hereunder, and the provisions of this Plan will otherwise be deemed null and void and without effect.

3.       COVERED EMPLOYEES
         -----------------

         You are a Covered Employee under this Plan if you are an active (meaning either at work or on a job-protected leave of absence) regular full-time or regular part-time salaried employee of Hartford Fire Insurance Company or Hartford Life and Accident Insurance Company or any of their designated subsidiaries or affiliates (collectively, the "Company") who is paid from a payroll maintained in the United States and is identified as a Tier Two executive. Employees on an authorized leave of absence, paid or unpaid (including medical leave of absence), of not more than twenty-six (26) weeks who would otherwise qualify as Covered Employees, but for being on leave of absence, will be considered Covered Employees for purposes of this Plan.

4.       SEVERANCE PAY UPON TERMINATION OF EMPLOYMENT
         --------------------------------------------

         If the Company terminates your employment and you sign a Release acceptable to the Company, you shall be provided severance pay in accordance with the terms of this Plan EXCEPT if you:
                                                ------

         o are terminated for misconduct or other disciplinary action, which by way of example may include, but is not limited to, the following: serious violations of Company policies, violation of the Company Code of Corporate Conduct or other similar policy or undertaking of the Company; or any Company-initiated termination for cause or for actions that are immoral, unethical, inimical to the best interests of the Company, or illegal;

         o refuse a Similar Position (as defined herein) offered as alternative employment with the Company. For purposes of this Plan, "Similar Position" shall mean a position of the same base salary rates and same opportunity for incentive with similar duties, or having different duties which, in management's judgment, the employee is able to perform and which is located within a 50-mile radius of the previous position's location;

         o terminate employment with the Company prior to the date selected by the Company as your last day of active employment ("Effective Date");

         o are terminated while on a leave of absence (paid or unpaid) after 26 weeks of such leave;

         o are mandatorily retired on or after your Normal Retirement Date (as defined herein) where legally permitted, or are terminated with an Effective Date on or after your Normal Retirement Date. "Normal Retirement Date" shall mean the first of the month which coincides with or follows the employee's 65th birthday;

         o are terminated following acceptance or refusal of employment or continued employment with a purchaser in connection with any sale or divestiture described in Section 10 hereof;

         o are eligible for greater severance payments under the terms of a Key Executive Employment Protection Agreement with the Company, or an individual written employment contract or other written agreement with the Company.

         If you initiate termination of employment for any reason including resigning, retiring or failing to return to work immediately following the expiration of any leave of absence, no severance pay will be provided under this Plan.

         No severance pay will be provided under this Plan upon any termination of employment as a result of your death, or as a result of your Disability as defined in The Hartford Investment and Savings Plan, as may be amended from time to time (the "Savings Plan").

5.       SCHEDULE OF SEVERANCE PAY
         -------------------------

         Covered Employees will be provided severance pay in accordance with the following Schedule of Severance Pay which sets forth the months of Base Pay which are provided to a Covered Employee based upon the Covered Employee's Years of Service as of the Effective Date.

                            Years of Service              Months of Base Pay
                            ----------------              ------------------

                          Less than  4   ......                    12
                                     4   ......                    13
                                     5   ......                    14
                                     6   ......                    15
                                     7   ......                    16
                                     8   ......                    17
                                     9   ......                    18
                                    10   ......                    19
                                    11   ......                    20
                                    12   ......                    21
                                    13   ......                    22
                                    14   ......                    23
                                    15   or more......             24


         The severance payment provided will be subject to applicable federal, state and local taxes, which will be withheld from such payment where required by applicable law as determined in the sole discretion of the Plan Administrator.

         "Base Pay" shall mean your annual base salary at the Effective Date divided by twelve (12) months.

         "Years of Service" shall mean the total number of completed years of employment measured from your Company service date to your Effective Date, rounded to the nearest whole year. Your Company service date is the date used to determine your eligibility for vesting under the applicable Company retirement plan in effect on the Effective Date.

         Notwithstanding the above Schedule of Severance Pay, in no event (i) shall months of Base Pay provided to you exceed the number of months remaining between the Effective Date and your Normal Retirement Date, or (ii) shall severance pay exceed the equivalent of twice your total annual compensation during the year immediately preceding the Effective Date.

6.       NOTICE OR PAY IN LIEU OF NOTICE
         -------------------------------

         Except as provided in this Plan or under a Key Executive Employment Protection Agreement with the Company, or an individual written employment contract or other written agreement with the Company, you shall not be entitled to any notice of termination or pay in lieu thereof. At the sole discretion of the Plan Administrator or designee, notice may be provided.

7.       FORM OF PAYMENT OF SEVERANCE PAY
         --------------------------------

         Severance pay shall be paid in periodic payments according to the regular payroll schedule ("Periodic Payment"), provided that the Company reserves the right at any time to pay the remaining severance pay in a discounted lump sum.

         Any discounted lump sum paid under this Plan shall be equal to the present value of the remaining Periodic Payments of severance pay as determined by the Company using an interest rate equal to the prime rate at Citibank in effect on the date the Company notifies you that it is exercising its right to pay severance in the discounted lump sum.

         Periodic Payment of severance pay will commence or the discounted lump sum will be paid on the next day following the Effective Date, except that where the Company exercises its right to pay the discounted lump sum after the commencement of Periodic Payments, it will be paid promptly after the Company exercises such right.

         In the event of your death during the period you are receiving Periodic Payment of severance pay, the amount of severance pay remaining shall be paid, subject to applicable law, in a discounted lump sum payment to your spouse, if any, or to such other beneficiary or beneficiaries designated by you in writing, or if you are not married and failing such designation, to your estate.

         During the time period that you are receiving Periodic Payment of severance pay, or for which you receive severance pay by lump sum, you must continue to be available to render reasonable assistance to the Company, consistent with the level of your prior position with the Company, at times and locations that are mutually acceptable. In requesting such services, the Company will take into account any other commitments which you may have. After the Effective Date and normal wind up of your former duties, you will not be required to perform any regular services for the Company.

         In the event you secure employment other than with the Company while receiving severance pay, you must notify the Company. Upon such notification the Company generally will make a single discounted lump sum payment to you of all remaining severance pay. Periodic Payment of severance pay will cease if you are rehired by the Company.

         In the event you retire under the applicable Company retirement plan while receiving Periodic Payment, the Company will pay you any remaining severance pay in a single discounted lump sum payment.

8.       EMPLOYEE BENEFIT PLAN COVERAGE WHILE RECEIVING SEVERANCE PAY
         ------------------------------------------------------------

         Except as otherwise provided herein, as long as you are receiving Periodic Payment, you will continue to be eligible for participation in Company employee benefit plans in effect as of the Effective Date, including without limitation, any non-qualified excess or supplemental benefit plans, in accordance with the applicable provisions of such plans. You will not be eligible to participate in any Company salary continuation, short-term or long-term disability plans, the Company business travel accident plan or any new employee benefit plan or any improvement to any existing employee benefit plan adopted by the Company after the Effective Date.

         If a lump sum payment of severance pay is made, eligibility to participate in all Company employee benefit plans ends.

         Deductions for continuing group life and medical/dental/health insurance and participation in the Savings Plan remain available while receiving Periodic Payment of the severance pay, subject to the maximum time periods as specified by the terms of the respective plans in effect as of the Effective Date.

9.       Excluded  Employee  Compensation  Plans,  Programs,   Arrangements  and
         -----------------------------------------------------------------------
         Perquisites
         -----------

         During the period you are receiving Periodic Payment of severance pay, you will not be eligible to accrue any vacation or participate in any
         (i) bonus  program;  (ii) special  termination  programs;  (iii) tax or financial advisory services; (iv) new awards under any long-term incentive compensation plan or program of the Company; (v) new or revised executive compensation programs that may be introduced after the Effective Date; or (vi) any other executive compensation program, plan, arrangement, practice, policy or perquisites unless specifically authorized by the Company in writing. The period during which you are receiving Periodic Payment of severance pay shall not be counted as service for purposes of any Company long-term incentive compensation awards outstanding as of the Effective Date. Notwithstanding the preceding sentence, during such period you will continue to be eligible to vest in any outstanding unvested deferred restricted stock units (bonus swap), as well as any outstanding unvested stock option awards except (a) any options awarded to you on December 17, 1997, and (b) any
         ------
         other options that are designated under the terms of the award of such options as ineligible for continued crediting of service during Periodic Payment of severance pay. Also during such period, you will continue to be eligible to exercise any outstanding vested stock option awards, except to the extent that (I) such options first expire under the applicable plan or program, or (II) such options are designated under the terms of the award of such options as ineligible for continued exercise during Periodic Payment of severance pay. Any unvested restricted stock and unvested performance shares outstanding as of the Effective Date will be canceled as of the Effective Date, except to the extent otherwise provided in the applicable plan or program.

10.      DIVESTITURE. CLOSURE, RELOCATIONS
         ---------------------------------

         If the Company or a subsidiary or affiliate or division of the Company or a portion thereof, at which you are employed, is sold or divested, and if (i) you accept employment or continued employment with the purchaser, or (ii) refuse employment or continued employment with the purchaser on terms and conditions substantially comparable to those in effect immediately preceding the sale or divestiture, you shall not be provided severance pay hereunder or any related benefits described in
         Section 8 or Section 9 of this Plan. The provisions of this Section 10 apply to divestitures accomplished through sales of assets, through sales of corporate entities, or any other method.

11.      DISQUALIFYING CONDUCT
         ---------------------

         If, during the period you are receiving Periodic Payment of severance pay, you (i) conduct yourself in a manner which is inimical to the best interests of the Company, or which adversely affects those interests;
         (ii) make statements, either oral or written, which are false or misleading or which disparage the Company; (iii) fail to comply with any Company Covenant Against Disclosure and Assignment of Rights to Intellectual Property or other similar policy or undertaking of the Company; (iv) without the Company's prior consent, induce any employees of the Company to leave their Company employment; or (v) fail to comply with applicable provisions of the Code of Conduct or other similar policy or undertaking of the Company, or any other applicable corporate policy of the Company, then the Company will have no further obligation to provide severance pay.

12.      RELEASE
         -------

         No severance pay will be provided under this Plan unless you execute and deliver to the Company a Release, satisfactory to the Company, in which you discharge and release the Company, its affiliates and the Company's directors, officers, employees and employee benefit plans from all claims (other than for benefits to which you are entitled under any Company employee benefit plan) arising out of your employment or termination of employment.

13.      OFFSET
         ------

         Any severance pay provided to you under this Plan shall be offset by reducing such amount by any severance pay, termination pay or similar pay or allowance which you receive or are entitled to receive (i) under any other Company plan, policy, practice, program or arrangement; (ii) pursuant to any Key Executive Employment Protection Agreement with the Company, or any individual written employment agreement or other written agreement with the Company; or (iii) by virtue of any law, custom or practice excluding, however, any unemployment compensation which you may receive as a state unemployment award.

         Any severance pay provided to you under this Plan shall also be offset by reducing such severance pay by any severance pay, termination pay or similar pay or allowance you received as a result of any prior termination of employment with the Company.

         Any severance pay and any notice pay provided to you under this Plan shall be offset by reducing such severance pay and notice pay by any payments made to you by the Company pursuant to the Worker Adjustment and Retraining Notification Act ("WARN") and any similar federal, state or local law.

         Any severance pay provided to you under this Plan shall be offset by reducing such severance pay by any payment made to you under any Company or statutory disability plan, policy, practice, program or arrangement where any such payment is made for any period of time after the Effective Date.

14.      ADMINISTRATION OF PLAN
         ----------------------

         Responsibility for administration of this Plan rests with Hartford Fire Insurance Company's Assistant Vice President and Director, Employee Benefits and Compensation Services (or other individual with similar responsibilities) or his designee ("Plan Administrator").

         The Plan Administrator shall have the exclusive right to interpret this Plan, adopt any rules and regulations for carrying out this Plan as may be appropriate and decide any and all matters arising under this Plan, including, but not limited to, the right to determine appeals. Subject to applicable federal and state law, all interpretations and decisions by the Plan Administrator shall be final, conclusive and binding on all parties affected thereby.

15.      TERMINATION OR AMENDMENT
         ------------------------

         The Plan Administrator shall have the power to make amendments to the Plan that do not involve a material cost to the Company or are required by applicable law. Any other amendments to the Plan shall be made by the Board of Directors of Hartford Fire Insurance Company. The Company, through its Board of Directors, reserves the right, in its sole discretion, to terminate, suspend, amend or modify this Plan ("Plan Change") in whole or in part at any time without prior notice except that no such Plan Change, and no Plan amendment made by the Plan Administrator, may reduce or adversely affect severance pay for any employee whose employment terminates within two years of the effective date of such Plan Change or amendment, provided that such Executive was a Covered Employee under this Plan on the date of such Plan Change or amendment.

16.      MISCELLANEOUS
         -------------

         o In cases where severance pay is provided under this Plan, pay in lieu of any unused vacation entitlement will be paid to you in a single lump sum payment after severance pay ceases. Such lump sum payment will not have the effect of extending your Company service for any purpose.

         o Benefits under this Plan are paid for entirely by the Company from its general assets.

         o The section headings contained in this Plan are included solely for convenience of reference and shall not in any way affect the meaning of any provision of this Plan.



OTHER IMPORTANT INFORMATION
---------------------------

1.       NOTICE
         ------

THIS PLAN IS NOT A CONTRACT OF EMPLOYMENT. IT DOES NOT GUARANTEE YOUR EMPLOYMENT FOR ANY SPECIFIED PERIOD AND DOES NOT LIMIT THE RIGHT OF THE COMPANY TO TERMINATE YOUR EMPLOYMENT AT ANY TIME FOR ANY REASON. EMPLOYMENT WITH THE COMPANY IS TERMINABLE AT WILL.

ANY EMPLOYEE WHO IS NOT OBLIGATED TO CONTINUE HIS/HER EMPLOYMENT UNDER A FORMAL WRITTEN EMPLOYMENT AGREEMENT WITH THE COMPANY RETAINS THE RIGHT TO TERMINATE THEIR EMPLOYMENT AT ANY TIME, WITH OR WITHOUT NOTICE, AND WITH OR WITHOUT CAUSE. LIKEWISE, THE COMPANY CAN TERMINATE THE EMPLOYMENT OF ANY EMPLOYEE AT ANY TIME, WITH OR WITHOUT NOTICE, AND WITH OR WITHOUT CAUSE, SUBJECT TO APPLICABLE LAW.

NO SUPERVISOR OR MANAGER HAS ANY AUTHORITY TO ENTER INTO AN EMPLOYMENT AGREEMENT, WRITTEN OR VERBAL, OR TO MAKE ANY AGREEMENT OR REPRESENTATIONS CONTRARY TO THE FOREGOING, UNLESS IT IS AUTHORIZED IN WRITING BY THE CHAIRMAN OF THE COMPANY AND SUCH AGREEMENT IS IN WRITING. FURTHER NO COMPANY DOCUMENT, COMMUNICATION OR PUBLICATION SHOULD BE UNDERSTOOD AS, OR CONSTRUED AS, MAKING SUCH AN AGREEMENT OR EXTENDING SUCH A REPRESENTATION.

EXHIBIT 10.20




--------------------------------------------------------------------------------



                                  THE HARTFORD

                          EXECUTIVE SEVERANCE PAY PLAN

This document describes your benefits under The Hartford Executive Severance Pay

    Plan and includes the text of the Plan and other important information.

--------------------------------------------------------------------------------








                                                        Revised February 1, 1999

                                TABLE OF CONTENTS

                                     TEXT OF
                    THE HARTFORD EXECUTIVE SEVERANCE PAY PLAN


1.       Purpose...............................................................1
2.       Application of Plan...................................................1
3.       Covered Employees.....................................................1
4.       Severance Pay Upon Termination of Employment..........................2
5.       Schedule of Severance Pay.............................................3
6.       Notice or Pay in Lieu of Notice.......................................5
7.       Form and Timing of Payment of Severance Pay...........................5
8.       Employee Benefit Plan Coverage While Receiving Severance Pay..........6
9.       Excluded Compensation Plans, Programs, Arrangements and Perquisites...6
10.      Divestiture, Closure, Relocations.....................................7
11.      Additional Severance Pay in the Event of a Change of Control..........7
12.      Rehiring.............................................................12
13.      Offset...............................................................12
14.      Administration of Plan...............................................13
15.      Termination or Amendment.............................................13
16.      Miscellaneous........................................................13

                           OTHER IMPORTANT INFORMATION

A.       Notice...............................................................14
B.       Summary Plan Description.............................................14
C.       Plan Sponsor.........................................................14
D.       Name of Plan.........................................................14
E.       Benefits.............................................................14
F.       No Plan Funding......................................................14
G.       Employer and Employer Identification Number..........................14
H.       Plan Number..........................................................15
I.       Plan Administrator...................................................15
J.       Plan Records.........................................................15
K.       Payment of Benefits..................................................15
L.       Appealing a Denial of Benefits.......................................15
M.       Agent for Service of Legal Process...................................15
N.       Your Rights under ERISA..............................................15

                                  THE HARTFORD
                          EXECUTIVE SEVERANCE PAY PLAN

1.  PURPOSE.  The  purpose of The  Hartford  Executive  Severance  Pay Plan (the
    -------
"Plan") is to assist in occupational transition by providing severance pay for executives covered by this Plan whose employment is terminated under conditions set forth in this Plan.

2. APPLICATION OF PLAN. This amended and restated Plan is effective February, 1,
   -------------------
1999. Any termination of employment that has an Effective Date (as defined herein) while this Plan is in effect shall be governed exclusively by the terms of this Plan and by no other plan, policy, practice or arrangement, except (A) where this Plan is expressly superseded by an individual written employment contract or other written agreement with the Company (as defined herein), or (B) where the Plan Administrator determines that the Plan in effect prior to this Plan shall apply to an executive involved in the performance discipline process on or before February 1, 1999. To the extent that this Plan is expressly superseded by any such contract or agreement, no severance shall be payable hereunder, and the provisions of this Plan will be deemed null and void and without effect.

3.  COVERED  EMPLOYEES.  You are a Covered  Employee  under this Plan if you are
    ------------------
identified as a Tier Three, Tier Four or Tier Five executive of the Company on the date selected by the Company as your last day of active employment (the "Effective Date"), and you are either (A) a Regular Hourly Employee (as defined below), or (B) a Salaried Employee (as defined below). Temporary Employees (as defined below) are not eligible for any benefits under this Plan.

An employee on an authorized leave of absence, paid or unpaid (including medical leave of absence) of not more than twenty-six (26) weeks who would otherwise qualify as a Covered Employee, but for being on leave of absence, will be considered a Covered Employee for purposes of this Plan. An employee on a leave of absence due to Disability (as defined in The Hartford Investment and Savings
Plan) of more than six months will be considered a Covered Employee for purposes of this Plan if he or she seeks employment with the company immediately following the period of Disability.

The "Company" means, collectively, Hartford Fire Insurance Company or Hartford Life and Accident Insurance Company, or any of their designated subsidiaries or affiliates, or any successor of any of the foregoing by merger or purchase of otherwise.

"Regular Hourly  Employee" means an employee who is (1) paid on an hourly basis,
(2) actively working at least 20 hours per week on a scheduled basis, and (3) on the United States payroll of the Company.

"Salaried Employee" means an employee who (1) works for the Company on a regular basis in the usual course of the Company's business, (2) actively works the required number of hours to qualify for full-time employee benefits, and (3) is on the United States payroll as administered by the Payroll Department of the Company.

"Temporary Employee" means an employee who (1) is paid on an hourly basis and works less than 20 hours per week, or (2) holds a position with the Company's "HARTEMP" Program, or (3) is hired through a temporary employment agency, or 4) is hired to a position with notice on his or her date of hire that the position will terminate on a certain date.


4. SEVERANCE PAY UPON TERMINATION OF EMPLOYMENT.  If the Company terminates your
   --------------------------------------------
employment, you shall be provided severance pay in accordance with the terms of this Plan except if you:
          ------

o are terminated for misconduct or other disciplinary action, which by way of example may include, but is not limited to, the following: excessive absenteeism/tardiness; serious violations of Company work rules or policies, including but not limited to falsification of records, security violations, or violations of anti-harassment policies; violation of the Company Code of Corporate Conduct or other similar policy or undertaking of the Company; or any Company-initiated termination for cause or for actions that are immoral, unethical, insubordinate, inimical to the best interests of the Company, or illegal;

o    are terminated for poor performance, except as provided in Section 5(B);

o refuse a Comparable Position (as defined herein) offered as alternative employment with the Company. For purposes of this Plan, "Comparable Position" shall mean a position which carries with it the same base salary and the same range of total incentive compensation opportunity offered by the previous position held; and with the same or similar duties or with different duties which, in management's judgment, the employee is able to perform; and which is located within a 50-mile radius of the previous position's location;

o    terminate employment with the Company prior to the Effective Date;

o are terminated while on a non-disability or non-military leave of absence (paid or unpaid) after 26 weeks of such leave;

o are mandatorily retired on or after your Normal Retirement Date (as defined herein) where legally permitted. "Normal Retirement Date" shall mean the first day of the month which coincides with or follows the employee's 65th birthday;

o are terminated following acceptance or refusal of employment or continued employment with a purchaser in connection with any sale or divestiture described in Section 10.

o are eligible for greater severance payments under the terms of an individual written employment contract or other written agreement with the Company.

If you initiate termination of employment for any reason including resigning, retiring or failing to return to work immediately following the expiration of any non-disability or non-military leave of absence, or if you fail to seek employment with the Company immediately following a leave of absence due to Disability of more than six months, or if you die, no severance pay will be provided under this Plan.


5.  SCHEDULE OF SEVERANCE PAY.
    -------------------------

     (A)  Severance  Pay for  Terminations  Other  Than  Work  Performance-Based
          ----------------------------------------------------------------------
     Terminations
     ------------

     If you are a Covered Employee and your employment is terminated by the Company (i) for reasons other than those listed in Section 4, and (ii) in a
                 --- ------- ----- ----                                     -- -
     situation  other than one  described  in Section  5(B) below,  you shall be
     ---------  ----- ---- ---  ---------  -- -------  ---- -----
     provided with severance pay, up to a maximum of 52 weeks, according to the following Schedule of Severance Pay, which sets forth the number of weeks of Weekly Base Pay (as defined below) that will be provided to you based on your Years of Service (as defined below) as of the Effective Date, subject to the provisions of Section 7 of this Plan. Such severance pay shall be paid at the time and in the form described in Section 7 of this Plan.

     SALARY GRADE      YEARS OF SERVICE       NUMBER OF WEEKS OF WEEKLY BASE PAY
     ------------      ----------------       ----------------------------------


     Tier 5            - Less than 2           13 weeks, plus 2 weeks

                       - 2 or more             13 weeks, plus 1 week for each
                                               Year of Service


     Tier 4            - Less than 2           16 weeks, plus 2 weeks

                       - 2 or more             16 weeks, plus 1 week for each
                                               Year of Service


     Tier 3            - Less than 2           19 weeks, plus 2 weeks

                       - 2 or more             19 weeks, plus 1 week for each
                                               Year of Service

         Except as provided below, "WEEKLY BASE PAY" shall mean your annual base salary at the Effective Date, excluding variable pay such as bonuses, incentive awards, performance share awards and other premiums and allowances, divided by fifty-two (52) weeks.

         If on the Effective Date you are covered under a sales incentive plan approved by the Plan Administrator, "WEEKLY BASE PAY" shall mean your Weekly Base Pay as defined above, plus the average weekly incentive pay you received during the preceding 24 calendar months (or such lesser number of months you were covered under such a plan), not to exceed the maximum of the assigned salary range.

         "YEARS OF SERVICE" shall mean the total number of your completed full years of employment measured from your Company Service Date (as defined herein) to your Effective Date. A "YEAR OF SERVICE" shall mean one completed full year of employment with the Company. Your "COMPANY SERVICE DATE" is the date used to determine your eligibility for vesting under the applicable Company retirement plan in effect on the Effective Date (or if no such plan is in effect, such other date as may be designated as your Company Service Date in the sole discretion of the Plan Administrator or designee).

         (B)  SEVERANCE PAY FOR WORK PERFORMANCE-BASED TERMINATIONS
              -----------------------------------------------------

         Full severance will be paid, according to the Schedule of Severance Pay set forth in Section 5(A) of this Plan, for situations where you are terminated by the Company for performance reasons only if you have been
                                                           ----
         in your current position for no more than six months and the position you held immediately prior to your current position was eliminated.

         For situations other than the above, you may elect one of two options if you have been given a written probation notice because of poor work performance. Such probation notice may be a written warning, an action plan, a performance action plan, a final warning, a final written warning, a final probation notice or other similar document. Your two options are as follows: You may accept the probation and attempt to improve and maintain your work performance to the level that management finds acceptable or you may elect to waive this opportunity and receive a special separation arrangement. The special separation arrangement will allow you to avoid the probationary period, ending your active employment immediately; in exchange for a release, you will receive half of the severance shown in the Schedule of Severance Pay set forth in Section 5(A) of this Plan. Upon your request, your manager will give you a written special separation agreement to review and consider. The Plan Administrator or designee has full, sole discretion as to the content of the special separation arrangement.

         If you wish to request the special separation arrangement, the request must be made in writing and must be received by your manager no later than 28 days before the end of your final probation for poor work performance. For example, if you have been told you have 60 days to improve or be placed on final probation, your request for the special severance arrangement must be received by your manager no later than the second calendar day after you are placed on a final 30 day probation.

         If you do not elect the special separation arrangement and you do not successfully complete the probation, your employment will be terminated for poor work performance and you will not be eligible to receive any notice or severance pay under this Plan.

6. NOTICE OR PAY IN LIEU OF NOTICE.  In addition to being eligible for severance
   -------------------------------
pay as provided above, at the Company's discretion, a Covered Employee will normally receive either four weeks notice and be required to perform such services as may be requested by the Company, or pay in lieu of notice equal to four weeks of Weekly Base Pay. Any notice period provided shall be considered active employment for the purpose of this Plan. A notice period of more or less than four weeks, and/or notice pay of more or less than four weeks, may be provided at the sole discretion of the Plan Administrator or designee.


7. FORM AND TIMING OF PAYMENT OF SEVERANCE  PAY.  Severance  pay will be paid in
   --------------------------------------------
periodic payments according to your regular payroll schedule and at your semi-monthly pay rate and in accordance with the Company's semi-monthly pay cycle ("Periodic Payment"), up to your final Periodic Payment. If the date for your final Periodic Payment falls in the middle of a semi-monthly pay cycle, you will be paid a pro-rated amount of such final Periodic Payment, based on the number of days in the particular cycle. Notwithstanding the foregoing, the Company reserves the right at any time to pay the remaining severance pay in a single lump sum payment, to the extent determined appropriate in the sole discretion of the Plan Administrator or designee.

Periodic Payment of severance pay will commence as soon as practicable after the Effective Date. Where the Company exercises its right to make a lump sum payment of severance pay after the commencement of Periodic Payment, such lump sum will be paid as soon as practicable after the Company exercises such right.

In the event of your death while you are receiving Periodic Payment of severance pay, the amount of severance pay remaining shall be paid, subject to applicable law, in a single lump sum payment to your spouse, if any, or to such other beneficiary or beneficiaries designated by you in writing, or if you are not married or failing such designation, to your estate.

In the event you secure employment other than with the Company while receiving Periodic Payment, you must notify the Company. Upon such notification, the Company generally will make a single lump sum payment to you of all remaining severance pay.

In the event you retire under the applicable Company retirement plan while receiving Periodic Payment, the Company will pay you any remaining severance pay in a single lump sum payment.

Any severance payment provided hereunder will be subject to applicable federal, state and local taxes, which will be withheld from such payment where required by applicable law as determined in the sole discretion of the Plan Administrator or designee. In addition, any severance payment provided hereunder will be offset by reducing such payment by any outstanding amount that you owe to the Company for whatever reason.

8. EMPLOYEE  BENEFIT PLAN COVERAGE  WHILE  RECEIVING  SEVERANCE  PAY.  Except as
   -----------------------------------------------------------------
otherwise provided in this Plan, as long as you are receiving Periodic Payment of severance pay under this Plan, you will continue to be eligible for participation in Company employee benefit plans in effect on the Effective Date, in accordance with the applicable provisions of such plans. You will not be eligible to participate in any Company salary continuation, short-term or long-term disability plans, the Company business travel accident plan or any new employee benefit plan or any improvement to any existing employee benefit plan adopted by the Company after the Effective Date.

If a lump sum payment of severance pay is made, eligibility to participate in all Company benefit plans ends.

Deductions for benefit plans for which you remain eligible will continue while you are receiving Periodic Payment of severance pay, subject to the maximum time periods and other eligibility requirements as specified by the terms of the respective plans in effect as of the Effective Date.


9. EXCLUDED COMPENSATION PLANS, PROGRAMS,  ARRANGEMENTS AND PERQUISITES.  During
   --------------------------------------------------------------------
the period you are receiving Periodic Payment of severance pay, unless specifically authorized by the Company in writing, you will not be eligible to accrue any vacation or participate in any (A) bonus program; (B) service recognition program; (C) special termination program; (D) tax or financial advisory services; (E) new or revised compensation program that may be introduced after the Effective Date; or (F) other employee compensation program, plan, arrangement, practice, policy or perquisite. The period during which you are receiving Periodic Payment of severance pay shall not be counted as service for purposes of any Company long-term incentive compensation awards outstanding as of the Effective Date. Notwithstanding the preceding sentence, during such period you will continue to be eligible to vest in any outstanding unvested deferred restricted stock units (bonus swap), as well as any outstanding unvested stock option awards except (i) any options awarded to you on December 17, 1997, and (ii) any other options that are designated under the terms of the award of such options as ineligible for continued crediting of service during Periodic Payment of severance pay. Also during such period, you will continue to be eligible to exercise any outstanding vested stock option awards, except to the extent that (a) such options first expire under the applicable plan or program, or (b) such options are designated under the terms of the award of such options as ineligible for continued exercise during Periodic Payment of severance pay. Any unvested restricted stock and unvested performance shares outstanding as of the Effective Date will be canceled as of the Effective Date, except to the extent otherwise provided in the applicable plan or program.

10.      DIVESTITURE, CLOSURE, RELOCATIONS.
         ---------------------------------

o If the Company or a subsidiary or affiliate or division of the Company or a portion thereof at which you are employed is sold or divested, and you are not offered a Comparable Position either with the Company or the acquiring entity, you are eligible for severance pay under this Plan. Changes in employee benefits shall not be interpreted to constitute a non-comparable position if the position offered otherwise meets the definition of a Comparable Position. If you are offered a Comparable Position that is more than 50 miles distance from your work site on the Effective Date and you do not accept such employment, you will also be eligible for severance pay under this Plan. Eligibility may be forfeited at the sole discretion of the Plan Administrator or designee if you voluntarily terminate employment prior to the date selected by the Plan Administrator or designee.

o Severance payments and related benefits will not be provided under this Plan if you continue employment with, or are hired on the date of the sale or divestiture by, the acquiror or by the divested unit, except to the extent Section 11 is applicable.

o If you are terminated by the Company prior to a sale or divestiture, you will be eligible to receive severance pay under this Plan if you otherwise qualify. Eligibility may be forfeited at the sole discretion of the Plan Administrator or designee if you voluntarily terminate employment prior to the date selected by the Plan Administrator or designee.

o The provisions of this Section 10 apply to all sales and divestitures, without regard to whether accomplished as sales of assets, sales of corporate entities or any other method.

o If the Company or a portion of the Company at which you are employed is closed or relocated and you are not offered a Comparable Position by the Company, you will be provided severance pay under this Plan. If you are offered a Comparable Position that is greater than 50 miles distance from the site of your current position and do not accept such Position, you will also be eligible for severance pay under this Plan. Eligibility may be forfeited at the sole discretion of the Plan Administrator if you voluntarily terminate employment prior to the date selected by the Plan Administrator or designee.


11.  ADDITIONAL SEVERANCE PAY IN THE EVENT OF A CHANGE OF CONTROL
     ------------------------------------------------------------

         (A) AMOUNT OF  SEVERANCE  PAY.  In the event of a Change of Control (as
             -------------------------
         defined below), a Covered Employee who within the three year period following such Change of Control is involuntarily terminated by the Company for any reason other than in a Termination For Cause (as defined below), or a termination due to death or Disability, shall be provided with severance pay in the amount provided under the Schedule of Severance Pay set forth in
         Section 5 of this Plan, plus additional severance pay in the following amount, based on his or her Years of Service as of the Effective Date, up to a combined maximum of 78 weeks of Weekly Base
         Pay:

         SALARY GRADE      YEARS OF SERVICE  ADDITIONAL WEEKS OF WEEKLY BASE PAY
         ------------      ----------------  -----------------------------------

         Tier 3, 4 or 5    - Less than 2     - 2 additional weeks

                           - 2 or more       - 1  additional week for each Year
                                               of Service


         (B) FORM AND  TIMING  OF  SEVERANCE  PAY.  Severance  will be paid in a
             ------------------------------------
         single lump sum immediately following the involuntary termination referred to in section 11(A)


         (C)  DEFINITIONS.  For purposes of this Section 11, the following terms
              -----------
         shall have the following meanings:

                  (i) "ACT" means the  Securities  and Exchange Act of 1934,  as
                       ---
                  amended.

                  (ii)  "BENEFICIAL  OWNER"  means any Person  who,  directly or
                         -----------------
                  indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (a) a Person shall
                                               -------------
                  not be deemed the Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (I) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or (II) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (I) or (II) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and

                  (b) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

                  (iii) "CHANGE OF CONTROL."
                         -----------------

                        (a) HARTFORD FIRE COVERED EMPLOYEES. For a Hartford Fire
                            -------------------------------
                        Covered Employee, a "CHANGE OF CONTROL" shall be deemed to have occurred if:

                           (I) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to
                           Section 13(d) of the Act disclosing that any Person (within the meaning of Section 13(d) of the Act), other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, is the Beneficial Owner directly or indirectly of twenty percent or more of the outstanding stock of the The Hartford entitled to vote in the election of directors of The Hartford;

                           (II) any Person (within the meaning of Section 13(d) of the Act), other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of The Hartford (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of fifteen percent or more of the outstanding stock of The Hartford entitled to vote in the election of directors of The Hartford (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

                           (III) the  stockholders of The Hartford shall approve
                           (A) any consolidation or merger in which The Hartford is not the continuing or surviving corporation or pursuant to which shares of stock of The Hartford entitled to vote in the election of directors of the Hartford would be converted into cash, securities or other property, other than a merger of The Hartford in which holders of such stock of The Hartford immediately prior to the merger have the same proportionate ownership of stock entitled to vote in the election of directors of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of The Hartford; or

                           (IV) within any 12 month period, the persons who were directors of The Hartford immediately before the beginning of such period (the "Incumbent Directors of The Hartford") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of The Hartford or the board of directors of any successor to The Hartford, provided that any director of The Hartford who was not a director of The Hartford at the beginning of such period shall be deemed to be an Incumbent Director of The Hartford if such director (A) was elected to the board of directors of

                           The Hartford by, or on the recommendation of or with the approval of, at least two-thirds of the directors of The Hartford who then qualified as Incumbent Directors of The Hartford either actually or by prior operation of this clause (IV), and (B) was not designated by a Person who has entered into an agreement with The Hartford to effect a transaction described in the immediately preceding clause (III) hereof.

                  (b)  HARTFORD  LIFE  COVERED  EMPLOYEES.  For a Hartford  Life
                       ----------------------------------
                  Covered Employee, a "CHANGE OF CONTROL" shall be deemed to have occurred if:

                           (I) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to
                           Section 13(d) of the Act disclosing that any Person (within the meaning of Section 13(d) of the Act), other than Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing or any employee benefit plan sponsored by Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing, is the Beneficial Owner of the greater of (A) the percentage of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. owned at such time by The Hartford, or (B) twenty percent or more of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc.

                           (II) any Person (within the meaning of Section 13(d) of the Act), other than Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing or any employee benefit plan sponsored by Hartford Life, Inc. or The Hartford or a subsidiary of either of the foregoing, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of the greater of
                           (A) the percentage of the outstanding stock of the Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. owned at such time by The Hartford, or (B) fifteen percent or more of the outstanding stock of Hartford Life, Inc. entitled to vote in the election of directors of
                           Hartford Life, Inc. (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

                           (III) the stockholders of Hartford Life, Inc. shall approve (A) any consolidation or merger of Hartford Life, Inc. in which Hartford Life, Inc. is not the continuing or surviving corporation or pursuant to which shares of stock of Hartford Life, Inc. entitled to vote in the election of directors of Hartford Life, Inc. would be converted into cash, securities or other property, other than a merger of Hartford Life, Inc. in which holders of such stock of Hartford Life, Inc. immediately prior to the merger have the same proportionate ownership of stock entitled to vote in the election of directors of the surviving corporation immediately after the merger as immediately before, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Hartford Life, Inc.;

                           (IV) within any 12 month period, the persons who were directors of Hartford Life, Inc. immediately before the beginning of such period (the "Incumbent Directors of Hartford Life") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of Hartford Life, Inc. or the board of directors of any successor to Hartford Life, Inc., provided that any director of Hartford Life, Inc. who was not a director of Hartford Life, Inc. at the beginning of such period shall be deemed to be an Incumbent Director of Hartford Life, Inc. if such director (A) was elected to the board of directors of Hartford Life, Inc. by, or on the recommendation of or with the approval of, at least two-thirds of the directors of Hartford Life, Inc. who then qualified as Incumbent Directors of Hartford Life, Inc. either actually or by prior operation of this clause (IV), and (B) was not designated by a Person who has entered into an agreement with Hartford Life, Inc. to effect a transaction described in the immediately preceding clause (III) hereof; or

                           (V) a Change of Control as defined in the Section 11(C)(iii)(a) above occurs with respect to The Hartford at a time when The Hartford directly or indirectly owns more than 50% of the combined voting power and the value of the capital stock of Hartford Life, Inc;

                 provided  that a sale of all of the interest of The Hartford in
                 --------------
                Hartford Life, Inc. shall not be considered a Change of Control with respect to a Hartford Life Participant for purposes of this Plan.

         (iv) "PERSON" has the meaning  ascribed to such term in Section 3(a)(9)
               ------
         of the Act, as supplemented by Section 13(d)(3) of the Act; provided, however, that Person shall not include (a) The Hartford, Hartford Life, Inc., any subsidiary of either of the foregoing or any other Person controlled by either of the foregoing, (b) any trustee or other fiduciary holding securities under any employee benefit plan of The Hartford or Hartford Life, Inc. or of any subsidiary of either of the foregoing, or (c) a corporation owned, directly or indirectly, by the stockholders of The Hartford or Hartford Life, Inc. in substantially the same proportions as their respective ownership of securities of The Hartford or Hartford Life, Inc.

         (v)  "HARTFORD  FIRE  COVERED   EMPLOYEE"  means  a  Covered   Employee
               ----------------------------------
         principally employed by Hartford Fire Insurance Company (a subsidiary of The Hartford), or a successor by merger, purchase or otherwise.

         (vi)  "HARTFORD  LIFE  COVERED   EMPLOYEE"  means  a  Covered  Employee
                ----------------------------------
         principally
         employed by Hartford Life and Accident Insurance Company (a subsidiary of Hartford Life, Inc.), or a successor by merger, purchase or otherwise.

         (vii) "HARTFORD LIFE,  INC." means Hartford Life,  Inc., or a successor
                -------------------
         by merger, purchase or otherwise.

         (viii)  "TERMINATION FOR CAUSE" For purposes of this Section 11 only, a
                  ---------------------
         Termination For Cause is limited to the following: a termination of a Covered Employee's employment due to (a) a Covered Employee's conviction of a felony; (b) an act or acts of extreme dishonesty or gross misconduct on a Covered Employee's part which result or are intended to result in material damage to the Company's business or reputation; or (c) repeated material violations by a Covered Employee of his or her obligations to devote his or her full attention during normal business hours to the business and affairs of the Company and to use his or her best efforts to perform faithfully and efficiently the responsibilities assigned to such Covered Employee except for time away from work authorized by Company policy or state or federal law, which violations are demonstrably willful and deliberate on the Covered Employee's part and which result in material damage to the Company's business or reputation.

         (ix) "THE HARTFORD" means The Hartford  Financial Services Group, Inc.,
               ------------
         or a successor by merger, purchase or otherwise.


12. REHIRING. If you are rehired by the Company while receiving Periodic Payment
    --------
of severance you will no longer be entitled to severance pay under this Plan. If a lump sum payment of severance pay was made to you, you will be required to reimburse the Company in an amount equal to the number of weeks of Weekly Base Pay provided to you under the Schedule of Severance Pay, less an amount calculated by multiplying such number of weeks of Weekly Base Pay by the number of weeks elapsing from the Effective Date to your rehire date. Such reimbursement must be made as a condition to your being rehired.


13. OFFSET. Any severance pay provided to you under this Plan shall be offset by
    ------
reducing such amount by any severance pay, termination pay or similar pay or allowance which you receive or are entitled to receive (A) under any other Company plan, policy, practice, program or arrangement; (B) pursuant to any individual written employment agreement or other written agreement with the Company; or (C) by virtue of any law, custom or practice excluding, however, any unemployment compensation which you may receive as a state unemployment award.

Any severance pay provided to you under this Plan shall also be offset by reducing such amount by any severance pay, termination pay or similar pay or allowance you may have received as a result of any prior termination of employment with the Company unless, as of the Effective Date, you have been re-employed for a period exceeding one year, in which case you will be eligible to receive severance pay according to the above Schedule of Severance Pay to the extent permitted by this Plan.

Any severance pay and any notice pay provided to you under this Plan shall be offset by reducing such severance pay and notice pay by any payments made to you by the Company pursuant to the Worker Adjustment and Retraining Notification Act ("WARN") and any similar federal, state or local law. Except as provided above with regard to WARN and similar laws, notice pay under this Plan shall not be subject to offset.


14.  ADMINISTRATION  OF PLAN.  The Company is designated as named fiduciary for'
     -----------------------
this Plan within the meaning of Section 402(a) of the Employee Retirement Income Security Act of 1974, as amended.

Responsibility for administration of this Plan rests with Hartford Fire Insurance Company's Vice President, Human Resources Services (or other person holding a position with similar responsibilities) or his or her designee (the "Plan Administrator"). The Plan Administrator shall have the exclusive right to interpret this Plan, adopt any rules and regulations for carrying out this Plan as may be appropriate and decide any and all matters arising under this Plan, including, but not limited to, the right to determine appeals. Subject to applicable federal and state law, all interpretations and decisions by the Plan Administrator shall be final, conclusive and binding on all parties affected thereby.


15.  TERMINATION OR AMENDMENT.  The Plan  Administrator  shall have the power to
     ------------------------
make any amendments to the Plan that do not involve a material cost to the Company or are required by applicable law. Any other amendments to the Plan shall be made by the Board of Directors of Hartford Fire Insurance Company. Hartford Fire Insurance Company through the appropriate committee of its Board of Directors, reserves the right in its sole discretion to terminate, modify, amend or change this Plan ("Plan Change") at any time without prior notice and no consent of any person shall be required, except that (A) no such Plan Change,
                                            -----------
and no Plan amendment made by the Plan Administrator, may reduce or adversely affect severance pay for any employee who is already receiving severance pay under the Plan prior to such Plan change or amendment, and (B) in the event of a Change of Control as defined in Section 11 above, no modification, amendment or other change shall be made to this Plan, and this Plan shall not be terminated, for a period of three years following the date of such Change of Control.


16.  MISCELLANEOUS.
     -------------

o In cases where severance pay is provided under this Plan, pay in lieu of any unused vacation entitlement will be paid to you in a single lump sum payment by the time severance pay ceases. Such lump sum payment will not have the effect of extending your service with the Company for any purpose.

o Benefits under this Plan are paid for by the Company entirely from its general assets.

o The section headings contained in this Plan are included solely for convenience of reference and shall not in any way affect the meaning of any provision of this Plan.

OTHER IMPORTANT INFORMATION
---------------------------

(A) NOTICE. THIS PLAN IS NOT A CONTRACT OF EMPLOYMENT. IT DOES NOT GUARANTEE YOUR EMPLOYMENT FOR ANY SPECIFIED PERIOD AND DOES NOT LIMIT THE RIGHT OF THE COMPANY TO TERMINATE YOUR EMPLOYMENT AT ANY TIME FOR ANY REASON EXCEPT AS PROVIDED IN SECTION 11 ABOVE. EMPLOYMENT WITH THE COMPANY IS TERMINABLE AT WILL.

ANY EMPLOYEE WHO IS NOT OBLIGATED TO CONTINUE EMPLOYMENT WITH THE COMPANY UNDER A FORMAL WRITTEN EMPLOYMENT AGREEMENT WITH THE COMPANY RETAINS THE RIGHT TO TERMINATE EMPLOYMENT AT ANY TIME, WITH OR WITHOUT NOTICE, AND WITH OR WITHOUT CAUSE. LIKEWISE, THE COMPANY CAN TERMINATE THE EMPLOYMENT OF ANY EMPLOYEE AT ANY TIME, WITH OR WITHOUT NOTICE, WITH OR WITHOUT CAUSE, SUBJECT TO APPLICABLE LAW AND SECTION 11 ABOVE.

No supervisor or manager has any authority to enter into an employment agreement, written or verbal, or to make any agreement or representations contrary to the foregoing, unless it is authorized in writing by the Chief Executive Officer or President of the Company and such agreement is in writing. Further no Company document, communication or publication should be understood as, or construed as, extending such a representation.

(B) SUMMARY PLAN DESCRIPTION.  This document is the summary plan description for
    ------------------------
The Hartford 1997 Executive Severance Pay Plan. It consists of the text of the Plan and the portion of this document entitled "Other Important Information." This summary plan description and the Plan contain the complete provisions of the Plan and govern in all cases. Definitions used in the text of the Plan also apply to the section entitled "Other Important Information."

(C) PLAN SPONSOR. The Plan Sponsor is Hartford Fire Insurance Company.
    ------------

(D) NAME OF PLAN. The name of the Plan is The Hartford 1997 Executive  Severance
    ------------
Pay Plan.

(E)  BENEFITS.  The  benefit  under this Plan is  severance  pay.  The Plan is a
     --------
welfare benefit plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). A detailed description of your benefits and the circumstances under which benefits may be lost or denied is set forth in the preceding pages of this document.

(F) NO PLAN  FUNDING.  The Plan is  unfunded.  Benefits  under the Plan are paid
    ----------------
entirely from the general assets of the Company.

(G) EMPLOYER  AND EMPLOYER  IDENTIFICATION  NUMBER.  For purposes of ERISA,  the
    ----------------------------------------------
Employer of Hartford Fire Covered Employees is Hartford Fire Insurance Company (employer identification number 06-0383750), located at Hartford Plaza, Hartford, Connecticut, 06115, and the Employer of Hartford Life Covered Employees is Hartford Life and Accident Insurance Company (06-0838648), located at 200 Hopmeadow Street, Simsbury, Connecticut 06089.

(H) PLAN NUMBER. The Plan number is 545.
    -----------

(I) PLAN  ADMINISTRATOR.  The Plan is  administered  by Hartford Fire  Insurance
    -------------------
Company's Vice President, Human Resources Services (or other person holding a position with similar responsibilities). The mailing address and phone of the Plan Administrator is: Severance Plan Administrator, The Hartford, Hartford Plaza, Hartford, CT 06115, telephone: (860) 547-5000.

(J) PLAN RECORDS.  The fiscal records for the Plan are kept on a plan year basis
    ------------
ending on December 31st of each year.

(K) PAYMENT OF BENEFITS.  Benefits will be provided in accordance  with the Plan
    -------------------
and it is not necessary for you to file a claim to obtain payment of benefits. However, you may be required to furnish certain information as required by the Plan Administrator.

(L) APPEALING A DENIAL OF BENEFITS. If you do not receive severance pay, you may
    ------------------------------
ask the Company to review the denial of benefits by making your request in writing to the Plan Administrator (at the address shown above) within 90 days after your Effective Date. You will be given a written final decision within 60 days of the date your request is received, or within 120 days if circumstances require additional time.


(M) AGENT FOR SERVICE OF LEGAL  PROCESS.  The agent for service of legal process
    -----------------------------------
and address are: Corporate Secretary, Hartford Fire Insurance Company, Hartford Plaza, Hartford, Connecticut 06115.

(N) YOUR RIGHTS UNDER ERISA.  The  following is a statement of your rights under
    -----------------------
Federal law as required by the U.S. Department of Labor. As a participant in this Plan, you are entitled to certain rights and protections under ERISA. ERISA provides that all Plan participants shall be entitled to:

o Examine, without charge, at the Plan Administrator's office and at other specified locations, all Plan documents, and copies of all documents filed by the Plan with the U.S. Department of Labor, such as detailed annual reports and Plan descriptions.

o Obtain copies of all Plan documents and other Plan information upon written request to the Plan Administrator. The Administrator may make a reasonable charge for the copies.

o Receive a summary of the Plan's annual financial report. The Plan Administrator is required by law to furnish each participant with a copy of this summary annual report.

In addition to creating rights for Plan participants, ERISA imposes duties upon the people who are responsible for the operation of the employee benefit plan. The people who operate your plan, called "fiduciaries" of the plan, have a duty to do so prudently and in the interest of you and other Plan participants and beneficiaries. No one may prevent you from obtaining a benefit or exercising your rights under ERISA by firing you or discriminating against you in any way.

If your claim for a benefit is denied in whole or in part you must receive a written explanation of the reason for the denial. You have the right to have the Plan review and reconsider such a denial.

Under ERISA, there are steps you can take to enforce the above rights. For instance, if you request materials from the Plan and do not receive them within 30 days, you may file suit in a federal court. In such a case, the court may require the Plan Administrator to provide the materials and pay you up to $100 a day until you receive the materials, unless the materials were not sent because of reasons beyond the control of the Plan Administrator.

If you have a claim for benefits which is denied or ignored, in whole or in part, you may file suit in a state or federal court. If it should happen that Plan fiduciaries misuse the Plan's money, or if you are discriminated against for asserting your rights, you may seek assistance from the U.S. Department of Labor, or you may file suit in a federal court.

The court will decide who should pay court costs and legal fees. If you are successful, the court may order the person you have sued to pay these costs and fees. If you lose, the court may order you to pay these costs and fees, for example, if it finds your claim is frivolous.

If you have any questions about the Plan, you should contact the Plan Administrator. If you have any questions about this statement or about your rights under ERISA, you should contact the nearest Area Office of the Pension and Welfare Benefit Administration, U.S. Department of Labor.

                                                                   EXHIBIT 12.01




                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                   COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS
                       TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS




(In millions)                                                       1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------------------------
   EARNINGS                                                    $     1,475  $     1,703  $     (318)  $     742     $    852
Add:
Fixed charges
   Interest expense                                                    216          213         148         101           76
   Interest factor attributable to rentals                              54           48          36          49           48
---------------------------------------------------------------------------------------------------------------------------------
   Total fixed charges                                                 270          261         184         150          124
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED                                           $     1,745  $     1,964  $     (134)  $     892     $    976
---------------------------------------------------------------------------------------------------------------------------------
Fixed charges
   Fixed charges above                                         $       270  $       261  $      184   $     150     $    124
   Dividends on subsidiary preferred stock                              --           --          --           4            8
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED CHARGES AND PREFERRED DIVIDEND REQUIREMENTS        $       270  $       261  $      184   $     154     $    132
=================================================================================================================================
Ratios
   Earnings, as defined, to total fixed charges [1]                   6.5          7.5        (0.7)         5.9          7.9
---------------------------------------------------------------------------------------------------------------------------------
   Earnings, as defined, to total fixed charges and preferred
     dividend requirements                                            6.5          7.5        (0.7)         5.8          7.4
---------------------------------------------------------------------------------------------------------------------------------

[1] The 1997 earnings to total fixed charges ratio, excluding the equity gain on HLI initial public offering of $368, was 6.1. The 1996 earnings to total fixed charges ratio, excluding other charges of $1,061, before-tax, primarily related to environmental and asbestos reserve increases and recognition of losses on GIC, was 5.0.

                                                                   EXHIBIT 21.01

                     SUBSIDIARIES OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                                                                    JURISDICTION                NAMES UNDER
                                                                                         OF                    WHICH COMPANY
COMPANY NAME                                                                        INCORPORATION              DOES BUSINESS
------------                                                                        -------------              -------------

Alpine Life Insurance Company                                                        Connecticut                 "Alpine"
American Maturity Life Insurance Company (60%)                                       Connecticut                   "AML"
AML Financial, Inc.                                                                  Connecticut                    n/a
Brazilcap Capitalizacao, S.A. (17%)                                                    Brazil                       n/a
Beleggingsmaatschappij Buizerdlaan B.V.                                              Netherlands                    n/a
Business Management Group, Inc.                                                      Connecticut                   "BMG"
CAB Corporation (50%)                                                           British Virgin Island               n/a
CCS Commercial, L.L.C. (50%)                                                          Delaware                      n/a
Central Park Square Athletic Club, Inc.                                                Arizona                      n/a
CLA Corp.                                                                            Connecticut                   "CLA"
Claridad Administradora de Fondos de Jubilaciones y Pensiones, S.A. (24%)             Argentina                     n/a
Consultora de Capitales, S.A., Sociedad Gerente de Fondos Comunes de Enversion (50%)  Argentina                     n/a
Dornberger/Berry & Company, Inc.                                                    South Dakota                    n/a
1810 Corporation                                                                      Delaware                      n/a
Excess Insurance Company, Ltd.                                                          U.K.                        n/a
Exploitatiemaatschappij Buizerdlaan B.V.                                             Netherlands                    n/a
Eurosure Insurance Marketing, Ltd.                                                      U.K.                        n/a
F. A. Knight & Son, N.V.                                                               Belgium                      n/a
Fencourt Printers, Ltd.                                                                 U.K.                        n/a
Fencourt Reinsurance Company, Ltd.                                                     Bermuda                  "Fencourt"
First State Insurance Company                                                        Connecticut               "First State"
First State Management Group, Inc.                                                    Delaware                      n/a
Four Thirty Seven Land Company, Inc.                                                  Delaware                      n/a
Galicia Vida Compania de Seguros, S.A., (40%)                                         Argentina                     n/a
H. L. Funding Company, Inc.                                                          Connecticut                    n/a
H. L. Mutual Fund Corporation                                                         Delaware                      n/a
HARCO Property Services, Inc.                                                        Connecticut                    n/a
Hartford Accident and Indemnity Company                                              Connecticut              "Hartford A&I"
Hartford Advisers HLS Fund, Inc.                                                      Maryland                      n/a
Hartford Bond HLS Fund, Inc.                                                          Maryland                      n/a
Hartford Calma Company (60%)                                                           Florida                      n/a
Hartford Capital Appreciation HLS Fund, Inc.                                          Maryland                      n/a
Hartford Casualty Insurance Company                                                    Indiana                      n/a
Hartford Comprehensive Employee Benefit Service Company                              Connecticut                 "CEBSCO"
Hartford Dividend and Growth HLS Fund, Inc.                                           Maryland                      n/a
Hartford Equity Sales Company, Inc.                                                  Connecticut                  "HESCO"
Hartford Europe, Inc.                                                                 Delaware                      n/a
Hartford Financial Services, L.L.C.                                                   Delaware                      n/a
Hartford Financial Services Life Insurance Company                                   Connecticut                    n/a
Hartford Fire Insurance Company                                                      Connecticut              "Hartford Fire"
Hartford Fire International (Germany) GMBH                                          West Germany                    n/a
Hartford Fire International, Ltd.                                                    Connecticut                   "HFI"
Hartford Fire International Servicios                                                   Spain                       n/a
Hartford Index HLS Fund, Inc.                                                         Maryland                      n/a
Hartford Insurance, Ltd.                                                               Bermuda                      n/a
Hartford Insurance Company of Canada                                                   Canada                       n/a
Hartford Insurance Company of Illinois                                                Illinois                      n/a

                                                                              n/a - Does not do business under any other names.

                                                                                                                 EXHIBIT 21.01


Hartford Insurance Company of the Midwest                                              Indiana                      n/a
Hartford Insurance Company of the Southeast                                            Florida                      n/a
Hartford Integrated Technologies, Inc.                                               Connecticut                 "HiTec "
Hartford International Advisers HLS Fund, Inc.                                        Maryland                      n/a
Hartford International Insurance Company, N.V.                                         Belgium                      n/a
Hartford International Opportunities HLS Fund, Inc.                                   Maryland                      n/a
Hartford Investment Counsel, Inc.                                                     Delaware                      n/a
Hartford Investment Financial Services Company                                        Delaware                      n/a
Hartford Investment Services, Inc.                                                  Connecticut                    "HIS"
Hartford Life and Accident Insurance Company                                         Connecticut                   "HLA"
Hartford Life and Annuity Insurance Company                                          Connecticut                    n/a
Hartford Life Insurance Company                                                      Connecticut                    n/a
Hartford Life Insurance Company of Canada (98.6%)                                      Canada                       n/a
Hartford Life, Inc.                                                                   Delaware                "Hartford Life"
Hartford Lloyd's Corporation                                                            Texas                       n/a
Hartford Lloyd's Insurance Company (partnership)                                        Texas                       n/a
Hartford Management, Ltd.                                                              Bermuda                      n/a
Hartford MidCap HLS Fund, Inc.                                                        Maryland                      n/a
Hartford Mortgage Securities HLS Fund, Inc.                                           Maryland                      n/a
Hartford Re Company                                                                 Connecticut                  "HartRe"
Hartford Securities Distribution Company, Inc.                                       Connecticut                    n/a
Hartford Seguros de Vida (50%)                                                         Uruguay                      n/a
Hartford Small Company HLS Fund, Inc.                                                 Maryland                      n/a
Hartford Specialty Company                                                            Delaware                     "HSC"
Hartford Stock HLS Fund, Inc.                                                         Maryland                      n/a
Hartford Sudamerica Holding, S.A.                                                     Argentina                     n/a
Hartford Underwriters Insurance Company                                              Connecticut                    n/a
Heritage (Bermuda), Ltd.                                                               Bermuda                      n/a
Heritage Holdings, Inc.                                                              Connecticut                    n/a
Heritage Reinsurance Company, Ltd.                                                     Bermuda                      n/a
HL Funding Company, Inc.                                                             Connecticut                    n/a
HL Investment Advisors, L.L.C.                                                       Connecticut                    n/a
Holland Beleggingsgroep B.V.                                                         Netherlands                    n/a
HRA, Inc.                                                                            Connecticut                    n/a
HRA Brokerage Services, Inc.                                                         Connecticut                    n/a
HVA Money Market HLS Fund, Inc.                                                       Maryland                      n/a
ICATU Hartford Administracao de Beneficios, Ltda.                                      Brazil                       n/a
ICATU Hartford Capitalizacao, S.A.                                                     Brazil                       n/a
ICATU Hartford Fundo de Pensao                                                         Brazil                       n/a
ICATU Hartford Seguros, S.A. (45%)                                                     Brazil                       n/a
Instituto de Salta Compania de Vida S.A. (90%)                                        Argentina                     n/a
International Corporate Marketing Group, Inc.                                        Connecticut                    n/a
ITT Assurances S.A.                                                                    France                       n/a
ITT Hartford Canada Holdings, Inc.                                                     Canada                       n/a
ITT Hartford International, Ltd.                                                        U.K.                        n/a
ITT Hartford International Life Reassurance Corporation                              Connecticut                    n/a
ITT Hartford Life, Ltd.                                                                Bermuda                      n/a
ITT Hartford Life International, Ltd.                                                Connecticut                    n/a
ITT Hartford Seguros de Retiro S.A.                                                   Argentina                     n/a
ITT Hartford Seguros de Vida                                                          Argentina                     n/a
ITT Hartford Sudamericana Holding S.A. (98.6%)                                        Argentina                     n/a
ITT New England Management Company, Inc.                                            Massachusetts                   n/a
MS Fund America 1993-K SPE, Inc.                                                      Delaware                      n/a

                                                                                                                 EXHIBIT 21.01

Macalister & Dundas, Ltd.                                                             Scotland                      n/a
New England Insurance Company                                                        Connecticut                    n/a
New England Reinsurance Corporation                                                  Connecticut             "New England Re"
New Ocean Insurance Company, Ltd.                                                      Bermuda                      n/a
Nutmeg Insurance Agency, Inc.                                                        Connecticut                "New Ocean"
Nutmeg Insurance Company                                                             Connecticut                 "Nutmeg"
Pacific Insurance Company, Limited                                                   Connecticut                 "Pacific"
Personal Lines Insurance Center, Inc.                                                Connecticut                  "PLIC"
Pricoa Vida Sociedad Anomia de Seguros y Reaseguros                                     Spain                       n/a
Property and Casualty Insurance Company of Hartford                                    Indiana                      n/a
Royal Life Insurance Company of America                                              Connecticut                    n/a
Segpool, S.A.                                                                         Argentina                     n/a
Sentinel Insurance Company, Ltd.                                                       Hawaii                       n/a
Specialty Risk Services, Inc.                                                         Delaware                   "ITT-SRS"
Terry Associates, Inc.                                                               Connecticut                    n/a
The Confluence Group, Inc.                                                           Connecticut                    n/a
The Evergreen Group, Inc.                                                             New York                      n/a
The Hartford Canada Holdings, Inc.                                                     Canada                       n/a
The Hartford Club of Simsbury, Inc.                                                  Connecticut                    n/a
The Hartford Fidelity & Bonding Company                                              Connecticut                    n/a
The Hartford Holdings, Ltd.                                                            Bermuda                      n/a
The Hartford Insurance Group Foundation, Inc. (non-stock corporation)                Connecticut                    n/a
The Hartford International, Inc.                                                      Delaware                      n/a
The Hartford International Financial Services Group, Inc.                             Delaware                      n/a
The Hartford International Life Reassurance Corp.                                    Connecticut                  "HILRE"
The Hartford Investment Management Company                                            Delaware                    "HIMCO"
The Hartford Life and Annuity Insurance Company                                      Connecticut                  "HL&A"
The Hartford Life Insurance Company of Canada                                          Canada                       n/a
The Hartford Life International, Ltd.                                                Connecticut                    n/a
The Hartford Life, Ltd.                                                                Bermuda                      n/a
The Hartford Mutual Funds, Inc.                                                       Maryland                      n/a
The Hartford Seguros de Retiro S.A.                                                   Argentina                     n/a
The Hartford Seguros de Vida                                                          Argentina                     n/a
The Hartford Sudamericana Holdings, S.A. (60%)                                        Argentina                     n/a
Thesis S.A.                                                                           Argentina                    n/a
Trumbull Finance, L.L.C.                                                             Connecticut                    n/a
Trumbull Insurance Company                                                           Connecticut                    n/a
Trumbull Marketing Resources, L.L.C. (50%)                                           Connecticut                    n/a
Trumbull Services, L.L.C.                                                            Connecticut                    n/a
Twin City Fire Insurance Company                                                       Indiana                      n/a
U.O.R., S.A. (47.75%)                                                                 Argentina                     n/a
UnderOath, Inc.                                                                       Delaware                      n/a
Z.A. Lux, S.A.                                                                        Luxemburg                     n/a
Z.A. Verzekeringen N.V.                                                                Belgium                      n/a
Zwolsche Algemeene Beleggingen III B.V.                                              Netherlands                   n/a
Zwolsche Algemeene Europa B.V.                                                       Netherlands                "Zwolsche"
Zwolsche Algemeene Herverzekering B.V.                                               Netherlands                   n/a
Zwolsche Algemeene Hypotheken N.V.                                                   Netherlands                    n/a
Zwolsche Algemeene Levensverzekering N.V.                                            Netherlands                    n/a
Zwolsche Algemeene N.V.                                                              Netherlands                    n/a
Zwolsche Algemeene Schadeverzekering N.V.                                            Netherlands                    n/a

                                                                   EXHIBIT 23.01



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------



To The Hartford Financial Services Group, Inc.:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed registration statements (i) on Forms S-3 (Registration Nos. 33-98014 and
333-12617)  and (ii) on Forms S-8  (Registration  Nos.  33-80663,  33-80665  and
333-12563).


                                                             Arthur Andersen LLP



Hartford, Connecticut
March 26, 1999