Form 10-Q
period 1999-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 1999-05-17
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999

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


As of April 30, 1999, there were outstanding 226,935,423 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

Consolidated Statements of Income - First Quarter Ended March 31,
1999 and 1998                                                                 3

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998            4

Consolidated Statements of Changes in Stockholders' Equity - First Quarter
Ended March 31, 1999 and 1998                                                 5

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
1999 and 1998                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          21

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

Signature                                                                    23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income




                                                                                                      First Quarter Ended
                                                                                                           March 31,
                                                                                                   --------------------------
   (In millions, except for per share data)                                                           1999          1998
   --------------------------------------------------------------------------------------------------------------------------
                                                                                                          (Unaudited)
   REVENUES
     Earned premiums and other considerations                                                      $   2,605    $   2,948
     Net investment income                                                                               665          684
     Net realized capital gains                                                                           29           96
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                               3,299        3,728
          ===================================================================================================================

   BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                                                    1,909        2,111
     Amortization of deferred policy acquisition costs                                                   458          487
     Other expenses                                                                                      588          744
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                                          2,955        3,342
          ===================================================================================================================

          OPERATING INCOME                                                                               344          386
   Income tax expense                                                                                     86          106
   --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE MINORITY INTEREST                                                                258          280
   Minority interest in consolidated subsidiary                                                          (20)         (16)
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------

          NET INCOME                                                                               $     238    $     264
          ===================================================================================================================

   Basic earnings per share                                                                        $    1.05    $    1.12
   Diluted earnings per share                                                                      $    1.04    $    1.10
   --------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                                                          227.0        235.8
   Weighted average common shares outstanding and dilutive potential
     common shares                                                                                     229.9        239.1
   --------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                                               $    0.22    $    0.21
   --------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   Consolidated Balance Sheets


                                                                                               March 31,        December 31,
(In millions, except for share data)                                                              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                       (Unaudited)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,678 and
    $34,191)                                                                                $      34,483     $      35,331
   Equity securities, available for sale, at fair value (cost of $855 and $846)                     1,076             1,066
   Policy loans, at outstanding balance                                                             4,701             6,687
   Other investments                                                                                  599               612
-------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            40,859            43,696
   Cash                                                                                               108               123
   Premiums receivable and agents' balances                                                         1,985             1,833
   Reinsurance recoverables                                                                         4,564             4,978
   Deferred policy acquisition costs                                                                4,718             4,579
   Deferred income tax                                                                              1,158             1,085
   Other assets                                                                                     2,903             2,759
   Separate account assets                                                                         94,665            91,579
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     150,960     $     150,632
        =======================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,232     $      16,449
      Life                                                                                          6,193             6,088
   Other policy claims and benefits payable                                                        17,127            19,774
   Unearned premiums                                                                                2,587             2,478
   Short-term debt                                                                                     31                31
   Long-term debt                                                                                   1,548             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,250
   Other liabilities                                                                                4,538             4,547
   Separate account liabilities                                                                    94,665            91,579
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  144,171           143,744

COMMITMENTS AND CONTINGENCIES, NOTE 3

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          459               465

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,705,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,567             1,591
   Retained earnings                                                                                4,661             4,474
   Treasury stock, at cost - 11,799,606 and 11,310,598 shares                                        (483)             (455)
   Accumulated other comprehensive income                                                             583               811
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  6,330             6,423
        =======================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     150,960     $     150,632
        =======================================================================================================================

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                    Consolidated Statements of Changes in Stockholders' Equity

First Quarter Ended March 31, 1999
                                                                                    Accumulated Other
                                                                                    Comprehensive Income
                                                                               -------------------------------
                                          Common Stock/             Treasury   Unrealized Gain   Cumulative             Outstanding
                                            Additional    Retained    Stock,    on Securities,   Translation                Shares
(Dollars in millions) (Unaudited)        Paid-in Capital  Earnings   at Cost      net of tax     Adjustments    Total (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                   $1,593        $4,474   $(455)          $811             $--      $6,423      227,395
Comprehensive income
   Net income                                                   238                                                238
   Other comprehensive income, net of
    tax (1)
      Unrealized gain (loss) on
       securities (2)                                                                 (187)                       (187)
      Cumulative translation adjustments                                                              (41)         (41)
                                                                                                              -----------
   Total other comprehensive income (loss)                                                                        (228)
                                                                                                              -----------
     Total comprehensive income                                                                                     10
                                                                                                              ===========
Issuance of shares under incentive and
   stock purchase plans                           (27)                   45                                         18          899
Tax benefit on employee stock options
   and awards                                       6                                                                6
Treasury stock acquired                            (3)                  (73)                                       (76)      (1,448)
Dividends declared on common stock                              (51)                                               (51)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                         $1,569        $4,661   $(483)          $624           $(41)      $6,330      226,846
===================================================================================================================================

FIRST QUARTER ENDED MARCH 31, 1998
                                                                                    Accumulated Other
                                                                                    Comprehensive Income
                                                                               -------------------------------
                                          Common Stock/             Treasury   Unrealized Gain   Cumulative             Outstanding
                                            Additional    Retained    Stock,    on Securities,   Translation                Shares
(Dollars in millions) (Unaudited)        Paid-in Capital  Earnings   at Cost      net of tax     Adjustments    Total (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD AS
   PREVIOUSLY REPORTED                         $1,660        $3,658    $(65)          $853           $(21)      $6,085      117,976
Two-for-one stock split (3)                       (17)                   17                                                 117,976
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD AS
   ADJUSTED                                    $1,643        $3,658    $(48)          $853           $(21)      $6,085      235,952
Comprehensive income
   Net income                                                   264                                                264
   Other comprehensive income, net of tax
    (1)
      Unrealized gain on securities (2)                                                 40                          40
      Cumulative translation adjustments                                                               (3)          (3)
                                                                                                              -----------
   Total other comprehensive income                                                                                 37
                                                                                                              -----------
     Total comprehensive income                                                                                    301
                                                                                                              ===========
Issuance of shares under incentive and
   stock purchase plans                            24                    11                                         35          611
Tax benefit on employee stock options
   and awards                                      15                                                               15
Treasury stock acquired                           (23)                  (23)                                       (46)        (946)
Dividends declared on common stock                              (49)                                               (49)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                         $1,659        $3,873    $(60)          $893           $(24)      $6,341      235,617
===================================================================================================================================

(1) Unrealized gain (loss) on securities is net of tax of $(101) and $22 for the first quarter ended March 31, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.
(2) Net of reclassification adjustment for gains realized in net income of $20 and $63 for the first quarter ended March 31, 1999 and 1998, respectively.
(3) On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Information has been restated on a retroactive basis to reflect the effect of the stock split.

See Notes to Consolidated Financial Statements.

                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                              Consolidated Statements of Cash Flows

                                                                                                   First Quarter Ended
                                                                                                        March 31,
                                                                                            ----------------------------------
(In millions)                                                                                       1999             1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $         238     $         264
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES
   Change in receivables, payables and accruals                                                      (151)             (310)
   Decrease in reinsurance recoverables and other related assets                                       77               232
   Increase in deferred policy acquisition costs                                                     (146)             (157)
   Change in accrued and deferred income taxes                                                          5               (23)
   Increase (decrease) in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                         (3)              146
   Minority interest in consolidated subsidiary                                                        20                16
   Net realized capital gains                                                                         (29)              (96)
   Depreciation and amortization                                                                       15                30
   Other, net                                                                                        (144)               74
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                           (118)              176
==============================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                         (4,871)           (8,490)
   Sale of investments                                                                              5,170             3,225
   Maturity of investments                                                                          2,185             5,028
   Purchase of affiliate                                                                               --              (189)
   Additions to plant, property and equipment                                                         (14)              (38)
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                          2,470              (464)
==============================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                                --               (10)
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged against) policyholder accounts                                           (2,250)              312
   Dividends paid                                                                                     (53)              (47)
   Acquisition of treasury stock                                                                      (76)              (46)
   Proceeds from issuances under incentive and stock purchase plans                                    15                13
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         (2,364)              222
------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                (3)                2
------------------------------------------------------------------------------------------------------------------------------
   Net decrease in cash                                                                               (15)              (64)
   Cash - beginning of period                                                                         123               140
------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                  $         108     $          76
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                $          88     $          93
Interest                                                                                    $          38     $          24


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except for share data unless otherwise stated)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. ("The Hartford" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1998 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts. In addition, the consolidated financial statements have been restated to reflect a July 1998 two-for-one stock split effected in the form of a stock dividend. Accordingly, all issued, outstanding and weighted average shares, as well as per share amounts, have been adjusted.

(B)      CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1999, The Hartford adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1999, The Hartford adopted SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

In November 1998, the Emerging Issues Task Force ("EITF") reached consensus on issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for the quarter ended March 31, 1999 would have been approximately $1 lower and cumulatively over the life of the instrument would have been $24 higher had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

NOTE 2.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.



March 31, 1999                                                                     Income         Shares           Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
  Income available to common shareholders                                     $         238          227.0     $        1.05
                                                                                                                 ------------------
Diluted Earnings per Share
  Options and contingently issuable shares                                               --            2.9
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         238          229.9     $        1.04
-----------------------------------------------------------------------------------------------------------------------------------


March 31, 1998                                                                     Income         Shares           Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
  Income available to common shareholders                                     $         264          235.8     $        1.12
                                                                                                                 ------------------
Diluted Earnings per Share
  Options and contingently issuable shares                                               --            3.3
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         264          239.1     $        1.10
-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares.
Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

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

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(C)      INVESTMENTS

As of March 31, 1999, The Hartford held $103 of asset backed securities securitized and serviced by Commercial Financial Services Inc. ("CFS"), of which $21 was included in the Company's guaranteed separate accounts. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. CFS announced in March 1999, that it is in active negotiations with several potential purchasers.

CFS continues to service the asset backed securities, which remain current on payments of principal and interest; however, the Company does not expect to recover all of its principal investment. Based upon information available, the Company recognized a $36, after-tax, writedown of its holdings in CFS in the fourth quarter of 1998 of which $8 was related to guaranteed separate accounts.

The ultimate realizable amount depends on the outcome of the bankruptcy of CFS, and the Company's estimates are therefore subject to material change, as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

(D)      TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

NOTE 4.  SEGMENT INFORMATION

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss, used by The Hartford's management in evaluating performance, is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1998 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which includes the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income.

The following tables present revenues and core earnings. Revenues are presented by segment and for total North American Property & Casualty. Underwriting results are presented for Commercial, Personal and Reinsurance segments while core earnings is presented for North American Property & Casualty and the segments of Life, International and Other Operations.


REVENUES
                                                                                                            First Quarter Ended
                                                                                                                 March 31,
                                                                                                       ----------------------------
                                                                                                            1999          1998
                                                                                                       ----------------------------
Earned premiums and other considerations
  Commercial                                                                                           $      795     $      863
  Personal                                                                                                    609            541
  Reinsurance                                                                                                 151            152
-----------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty earned premiums and other
     considerations                                                                                         1,555          1,556
   Net investment income                                                                                      211            202
   Net realized capital gains                                                                                  16             79
-----------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                                                          1,782          1,837
Life                                                                                                        1,335          1,404
International                                                                                                 145            446
Other Operations                                                                                               37             41
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                                      $    3,299     $    3,728
===================================================================================================================================


CORE EARNINGS
                                                                                                            First Quarter Ended
                                                                                                                 March 31,
                                                                                                       ----------------------------
                                                                                                            1999          1998
                                                                                                       ----------------------------
Underwriting results
  Commercial                                                                                           $      (52)    $      (98)
  Personal                                                                                                     43             38
  Reinsurance                                                                                                  (3)            (3)
-----------------------------------------------------------------------------------------------------------------------------------
     North American Property & Casualty underwriting results                                                  (12)           (63)
     Net investment income                                                                                    211            202
     Other income (expense)                                                                                   (74)           (24)
-----------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                                                          125            115
  Life                                                                                                        106             84
  International                                                                                                 6             17
  Other Operations                                                                                            (19)           (15)
-----------------------------------------------------------------------------------------------------------------------------------
      Total core earnings                                                                                     218            201
     Net realized capital gains, after-tax                                                                     20             63
-----------------------------------------------------------------------------------------------------------------------------------
      Net income                                                                                       $      238     $      264
===================================================================================================================================

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of March 31, 1999, compared with December 31, 1998, and its results of operations for the first quarter ended March 31, 1999 compared with the equivalent 1998 period. This discussion should be read in conjunction with the MD&A included in The Hartford's 1998 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations: Operating Summary          10
North American Property & Casualty                             11
Commercial                                                     12
Personal                                                       12
Reinsurance                                                    12
Life                                                           13
International                                                  13
Other Operations                                               14
Environmental and Asbestos Claims                              14
Investments                                                    16
Capital Markets Risk Management                                18
Capital Resources and Liquidity                                19
Regulatory Initiatives and Contingencies                       20
Accounting Standards                                           21

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                                                                           FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1999           1998
                                                                                                        -------------- ------------
TOTAL REVENUES                                                                                         $    3,299     $    3,728
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      238     $      264
Less:  Net realized capital gains, after-tax                                                                   20             63
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      218     $      201
===================================================================================================================================

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1998 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for the first quarter ended March 31, 1999 decreased $429, or 12%, from the first quarter of 1998, primarily as a result of the November 1998 sale of United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh"), which was The Hartford's largest international subsidiary, and lower net realized capital gains. (For an analysis of net realized capital gains, see the Investments section.)

Core earnings increased $17, or 8%, for the first quarter ended March 31, 1999 from the comparable prior year period due primarily to higher fee income in the Investment Products operation as a result of increasing account values, and a reduction in other expenses in North American Property & Casualty, partially offset by a decrease in International earnings as a result of the sale of London & Edinburgh.

The effective tax rate for the first quarter ended March 31, 1999 was 25% compared to 27% for the comparable period in 1998. Tax-exempt interest earned on invested assets was the principal cause of effective tax rates lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which include the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income and net realized capital gains and losses. Other Operations include operations which have ceased writing new business. Also, included in Other Operations is the effect of an approximate 19% minority interest in Hartford Life, Inc.'s ("HLI") operating results.

The following is a summary of underwriting results by segment within North American Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

                                            First Quarter Ended
                                                 March 31,
                                           ------------------------
                                              1999        1998
                                           ------------------------
Commercial                                 $   (52)    $    (98)
Personal                                        43           38
Reinsurance                                     (3)          (3)
-------------------------------------------------------------------
 Total                                     $   (12)    $    (63)
===================================================================


The following is a summary of core earnings and net income (loss).

CORE EARNINGS
                                            First Quarter Ended
                                                 March 31,
                                           ------------------------
                                              1999        1998
                                           ------------------------
N. A. Property & Casualty                  $   125     $    115
Life                                           106           84
International                                    6           17
Other Operations                               (19)         (15)
-------------------------------------------------------------------
   CORE EARNINGS                           $   218     $    201
===================================================================

NET INCOME (LOSS)
                                            First Quarter Ended
                                                 March 31,
                                           ------------------------
                                              1999        1998
                                           ------------------------
N. A. Property & Casualty                  $   136     $    166
Life                                           106           84
International                                   15           28
Other Operations                               (19)         (14)
-------------------------------------------------------------------
   NET INCOME                              $   238     $    264
===================================================================

An analysis of the operating results summarized above, is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY
                                                                                                        FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                       ----------------------------
                                                                                                           1999          1998
                                                                                                       ----------------------------
TOTAL REVENUES                                                                                         $    1,782    $    1,837
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      136    $      166
Less:  Net realized capital gains, after-tax                                                                   11            51
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      125    $      115
===================================================================================================================================

Revenues for North American Property & Casualty decreased $55, or 3%, for the first quarter ended March 31, 1999 compared with the first quarter of 1998. This decrease was primarily due to a $63 decline in pre-tax net realized capital gains, $55 of proceeds in the first quarter 1998 from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"), partially offset by a $61 increase in earned premiums and higher net investment income.

Core earnings increased $10, or 9%, for the first quarter of 1999 compared to the same period in 1998. This increase was primarily due to increased after-tax net investment income, a decrease in underwriting losses primarily as a result of 1998 reserves associated with the IRI transaction and a reduction in other expenses, primarily employee benefits, partially offset by 1998 proceeds related to the IRI transaction.

COMMERCIAL

OPERATING SUMMARY
                                                                                                        FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                       ----------------------------
                                                                                                           1999          1998
                                                                                                       ----------------------------
Written premiums                                                                                       $      767    $      820
-----------------------------------------------------------------------------------------------------------------------------------
  UNDERWRITING RESULTS                                                                                 $      (52)   $      (98)
Combined ratio                                                                                              106.9         111.1
===================================================================================================================================

Commercial written premiums decreased $53, or 6%, from the comparable prior year period. Continued solid growth in the small commercial businesses, including Select Customer of 10% and Commercial Affinity of 20%, in addition to growth in Bond and Marine business, were more than offset by decreases in Key Accounts of 14%, Major/National Accounts of 21% and Other of 35%. Enhanced product offerings, targeted geographic expansion strategies and partnerships with other entities were the primary drivers of the growth businesses. The declines in middle and large commercial markets were attributable to the highly competitive marketplace reacting to price increases.

Underwriting results improved $46, or 4.2 combined ratio points, for the quarter as compared with 1998. The improvement was primarily related to loss reserves that were established in the first quarter last year as part of the sale of IRI. Catastrophes in the first quarter of 1999 were $6 less than the comparable prior year period also contributing to the improved underwriting results.

PERSONAL

OPERATING SUMMARY
                                                                                                        FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                       ----------------------------
                                                                                                           1999          1998
                                                                                                       ----------------------------
Written premiums                                                                                       $      560    $      491
-----------------------------------------------------------------------------------------------------------------------------------
  UNDERWRITING RESULTS                                                                                 $       43    $       38
Combined ratio                                                                                               95.3          93.5
===================================================================================================================================

Personal written premiums increased $69, or 14%, in the first quarter over the comparable prior year period. The increase was primarily the result of growth in AARP premiums which increased $18, or 6%, for the quarter contributing 4% to the segment's growth and Omni which increased $49 for the quarter contributing 10% to the segment's growth. As of March 31, 1999, non-standard automobile coverage through Omni was available in 23 states up from 11 states at the time of Omni's acquisition in 1998.

Underwriting results improved by $5, with a corresponding 1.8 point increase in the combined ratio, for the quarter compared with 1998. The improvement in underwriting results was primarily due to loss cost trends, which continued to remain favorable in automobile and homeowners from internal cost containment initiatives and favorable catastrophe experience. The increase in combined ratio was principally driven by expenses, up 1.3 points for the quarter compared to 1998, due to investments in alternative distribution channels and growth initiatives, in addition to increased commission expense related to the growth of Omni.

REINSURANCE

OPERATING SUMMARY
                                                                                                        FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                       ----------------------------
                                                                                                           1999          1998
                                                                                                       ----------------------------
Written premiums                                                                                       $      218    $      151
-----------------------------------------------------------------------------------------------------------------------------------
  UNDERWRITING RESULTS                                                                                 $       (3)   $       (3)
Combined ratio                                                                                              102.2         103.2
===================================================================================================================================

Reinsurance written premiums increased $67, or 44%, in the first quarter over the comparable prior year period. This increase was primarily due to the 1999 acquisition of renewal rights to the ongoing reinsurance business of Vesta Fire Insurance Corp., a subsidiary of Vesta Insurance Group Inc., and increases in North American excess of loss premiums.

Underwriting results remained flat for the quarter, while the combined ratio improved by 1.0 points, due primarily to a favorable expense ratio.

LIFE

Operating Summary (1)                                                                                       First Quarter Ended
                                                                                                                 March 31,
                                                                                                         --------------------------
                                                                                                             1999          1998
                                                                                                         ------------- ------------
TOTAL REVENUES                                                                                         $    1,335    $    1,404
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      106    $       84
Less:  Net realized capital gains, after-tax                                                                   --            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      106    $       84
-----------------------------------------------------------------------------------------------------------------------------------

(1) Life results are presented before the effect of the approximately 19% minority interest in HLI, which is reflected in Other Operations.

Revenues in the Life segment decreased $69, or 5%, for the first quarter ended March 31, 1999, as compared to the first quarter of 1998, primarily due to the declining block of leveraged Corporate Owned Life Insurance ("COLI") business. Excluding COLI, total Life revenues increased $48, or 5%. This increase was primarily attributable to the Investment Products operation where revenues increased $49, or 11%, over the first quarter of 1998 due to a substantial increase in the aggregate fees earned on growth in account values. Investment Products' average account values, including mutual fund assets, increased $15.5 billion, or 21%, to $90.4 billion as of March 31, 1999 from $74.9 billion as of March 31, 1998 due to strong sales of individual variable annuities and mutual funds, as well as equity market appreciation. Partially offsetting this increase was a decline in revenues in the Employee Benefits operation of $14, or 3%, for the first quarter of 1999 as compared to 1998, primarily due to decreased revenues associated with buyouts.

Core earnings increased $22, or 26%, for the first quarter ended March 31, 1999 compared to the equivalent prior period, primarily due to growth in Investment Products, as well as increased earnings in Individual Life and Employee Benefits. Investment Products' core earnings increased $17, or 28%, compared to the prior year, as a result of higher fee income earned on increasing account values due to strong sales and equity market appreciation. Individual Life's core earnings increased $2, or 15%, as compared to the first quarter of 1998, primarily due to continued growth in variable life account values. Employee Benefits' core earnings increased $2, or 13%, compared to prior year as a result of increased premium revenues, excluding buyouts and increased after-tax net investment income.

INTERNATIONAL

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1999          1998
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $      145    $      446
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $       15    $       28
Less:  Net realized capital gains, after-tax                                                                    9            11
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $        6    $       17
===================================================================================================================================

International segment operating results for 1998 included operating activity from London & Edinburgh, which was sold on November 16, 1998. Excluding London & Edinburgh, International revenues for the first quarter ended March 31, 1999 increased $21, or 17%, over the comparable period in 1998. The increase was due to earned premium growth of $17, or 18%, and an increase in net realized capital gains of $4, or 44%. (For an analysis of net realized capital gains, see the Investments section.) Earned premium increased due to Zwolsche's life business in the Netherlands and Ercos's automobile business in Spain. There was a positive foreign exchange impact on total revenues of $7 for the first quarter ended March 31, 1999, mainly due to strengthening of the Netherlands Guilder against the U.S. dollar compared to a negative impact on total revenues of $10 for the first quarter of 1998.

Excluding London & Edinburgh, core earnings in the International segment for the first quarter ended March 31, 1999 decreased $2, or 25%, compared to the same period in 1998, primarily due to a decrease in automobile underwriting results at Zwolsche and Ercos, offset partially by an 11% increase in Zwolsche's life business. There were minimal foreign exchange impacts on core earnings in both quarters.

OTHER OPERATIONS

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            1999          1998
                                                                                                        ------------- -------------
TOTAL REVENUES                                                                                         $      37     $      41
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $     (19)    $     (14)
Less:  Net realized capital gains, after-tax                                                                  --             1
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $     (19)    $     (15)
===================================================================================================================================

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new and renewal business as well as the effect of an approximately 19% minority interest in HLI's operating results.

Other Operations' first quarter revenues decreased $4, or 10%, in comparison to first quarter 1998. For the first quarter of 1999 and 1998, core earnings included minority interest in HLI's operating results of $(20) and $(16), respectively. Excluding minority interest, core earnings were flat compared to the prior year.

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

Within the property and casualty insurance industry, progress has been made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was conducted in 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford adjusting its environmental and asbestos liabilities in the third quarter of 1996. (For additional information, see The Hartford's 1998 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 1999 and the year ended December 31, 1998, was as follows (net of reinsurance):

                        Environmental and Asbestos Claims
                      Claims and Claim Adjustment Expenses

                                                              First Quarter Ended                          Year Ended
                                                                March 31, 1999                          December 31, 1998
                                                    -------------------------------------------------------------------------------
                                                     Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                    -------------------------------------------------------------------------------
 Beginning liability                                $      1,144      $   648    $    1,792  $      1,312      $     688  $   2,000
 Claims and claim adjustment expenses incurred                --           --            --            --              6          6
 Claims and claim adjustment expenses paid                   (61)          (5)          (66)         (150)           (64)      (214)
 Other [1]                                                    --           --            --           (18)            18         --
 ----------------------------------------------------------------------------------------------------------------------------------
 Ending liability [2]                               $      1,083      $   643    $    1,726  $      1,144      $     648  $   1,792
 ==================================================================================================================================

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for December 31, 1998.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,612 and $1,711 for March 31, 1999 and December 31, 1998, respectively. Gross of reinsurance, as of March 31, 1999 and December 31, 1998 reserves for environmental and asbestos were $1,738 and $1,600 and $1,850 and $1,653, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at March 31, 1999 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

Please refer to The Hartford's 1998 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $15.1 billion at March 31, 1999 and were comprised of fixed maturities of $14.2 billion and other investments of $856, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                             March 31, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Municipal - tax-exempt      $  8,718   61.3%  $  8,804    61.5%
Corporate                      2,067   14.5%     2,119    14.8%
Commercial MBS                   803    5.7%       834     5.8%
Gov't/Gov't agencies - For.      562    4.0%       501     3.5%
ABS                              490    3.4%       500     3.5%
MBS - agency                     461    3.2%       348     2.4%
CMO                              324    2.3%       415     2.9%
Gov't/Gov't agencies - U.S.       64    0.4%        46     0.3%
Municipal - taxable               18    0.1%        24     0.2%
Short-term                       605    4.3%       663     4.6%
Redeemable preferred stock       107    0.8%        65     0.5%
-----------------------------------------------------------------
   Total fixed maturities   $ 14,219  100.0%  $ 14,319   100.0%
-----------------------------------------------------------------

The taxable equivalent duration of the March 31, 1999 fixed maturity portfolio was 4.7 years compared to 4.8 years at December 31, 1998. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes North American Property & Casualty's results.

                                                  First Quarter
                                                 Ended March 31,
                                                -------------------
                                                  1999      1998
--------------------------- --------- --------- --------- ---------
 Net investment income,
  before-tax                                      $211      $202
 Net investment income,
  after-tax [1]                                   $170      $162
 Yield on average invested
  assets, before-tax [2]                           5.9%      5.7%
 Yield on average
  invested assets,                                 4.7%      4.6%
  after-tax [1] [2]
 Net realized capital
  gains, before-tax                                $16       $79
------------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments an after-tax net investment income and after-tax yield are also included.
[2] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).


For the first quarter ended March 31, 1999, before-tax net investment income was $211 compared to $202 in 1998, an increase of 4%, while after-tax net investment income increased 5% to $170. The increases were primarily due to the reallocation of assets in the fourth quarter of 1998, from equities to fixed maturities, which positively impacted both before and after-tax net investment income and yields. After-tax net investment income was also favorably impacted by the reallocation of assets from taxable bonds to tax-exempt bonds.

Net realized capital gains were $16 for the quarter ended March 31, 1999, down from $79 during the same period in 1998, primarily as a result of opportunities taken in 1998 as a result of a strong equity market.

LIFE

Invested assets, excluding separate accounts, totaled $22.3 billion at March 31, 1999 and were comprised of $17.2 billion of fixed maturities, $4.7 billion of policy loans, and other investments of $481. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $2.0 billion from December 31, 1998, as a result of the declining block of leveraged COLI business.

                    Fixed Maturities by Type
------------------------------------------------------------------
                             March 31, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Corporate                   $  8,013   46.7%  $  7,898    44.6%
ABS                            2,335   13.6%     2,465    13.9%
Commercial MBS                 2,070   12.1%     2,036    11.5%
Municipal - tax-exempt           983    5.7%       916     5.2%
CMO                              719    4.2%       831     4.7%
MBS - agency                     705    4.1%       503     2.9%
Gov't/Gov't agencies - For.      482    2.8%       530     3.0%
Municipal - taxable              192    1.1%       223     1.3%
Gov't/Gov't agencies - U.S.      184    1.1%       166     0.9%
Short-term                     1,422    8.3%     2,119    12.0%
Redeemable preferred stock        48    0.3%         5     --
-----------------------------------------------------------------
   Total fixed maturities   $ 17,153  100.0%  $ 17,692   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                                                 First Quarter
                                                Ended March 31,
                                               -------------------
(before-tax)                                     1999      1998
--------------------------- --------- -------- --------- ---------
Net investment income - ex. policy loans         $290      $296
Policy loan income                                111       104
                                               --------- ---------
Net investment income - total                    $401      $400
Yield on average invested assets [1]              6.9%      7.6%
Net realized capital gains                         --        --
------------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income remained relatively flat from the prior year. Yield on average invested assets declined as a result of a decrease in policy loan weighted-average interest rates, which declined to 8.0% as of March 31, 1999 from 11.1% as of March

31, 1998, combined with an increase in average policy loan balances.

There were no net realized capital gains for the quarters ended March 31, 1999 and 1998.

INTERNATIONAL

Invested assets, excluding separate accounts, were $1.1 billion at March 31, 1999 and were comprised of fixed maturities of $793 and other investments of $336, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                             March 31, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Gov't/Gov't agencies - For. $    598   75.4%  $    611    72.4%
Corporate                        109   13.7%       109    12.9%
Short-term                        86   10.9%       124    14.7%
-----------------------------------------------------------------
   Total fixed maturities   $    793  100.0%  $    844   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                                                  First Quarter
                                                 Ended March 31,
                                                -------------------
(before-tax)                                      1999      1998
--------------------------- --------- --------- --------- ---------
Net investment income                              $16       $43
Yield on average invested
  assets [1]                                       5.9%      6.7%
Net realized capital gains                         $13       $16
------------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 1999, before-tax net investment income decreased to $16 from $43 in the same period in 1998, primarily due to the effects of the London & Edinburgh sale in November 1998. Excluding London & Edinburgh, net investment income was relatively flat to the prior year. Yields on average invested assets decreased to 5.9% as of March 31, 1999 from 6.7% in 1998 mainly due to a continued trend of lower yields in Europe.

Net realized capital gains decreased to $13 in 1999 compared to $16 in 1998 primarily due to the inclusion of London & Edinburgh results in 1998. Excluding London & Edinburgh, realized capital gains increased 44% as a result of opportunities in a favorable Netherlands equity market.

OTHER OPERATIONS

Invested assets were $2.3 billion at March 31, 1999 and were substantially comprised of fixed maturities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                             March 31, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Corporate                  $   1,522   65.7%  $  1,603    64.7%
ABS                              228    9.8%       224     9.0%
Commercial MBS                   142    6.1%       145     5.9%
Gov't/Gov't agencies - U.S.       69    3.0%        82     3.3%
Gov't/Gov't agencies - For.       47    2.0%        50     2.0%
Municipal - taxable               40    1.7%        40     1.6%
MBS - agency                      37    1.6%        41     1.7%
CMO                               14    0.6%        20     0.8%
Short-term                       210    9.1%       262    10.6%
Redeemable preferred stock         9    0.4%         9     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,318  100.0%  $  2,476   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                                                  First Quarter
                                                 Ended March 31,
                                                -------------------
(before-tax)                                      1999      1998
-------------------------------------------------------------------
Net investment income                              $37       $39
Yield on average invested
  assets [1]                                       6.4%      6.4%
Net realized capital gains                          --        $1
------------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1999, before-tax net investment income and yields on average invested assets remained relatively flat compared to the same prior year period.

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

Please refer to The Hartford's 1998 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. The Hartford is not exposed to any significant credit concentration risk of a single issuer.

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

PROPERTY AND CASUALTY OPERATIONS

As of March 31, 1999, 96% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                             March 31, 1999   December 31, 1998
-----------------------------------------------------------------
 Credit Quality            Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    844     5.0% $    805     4.7%
 AAA                           6,573    38.9%    6,570    38.2%
 AA                            3,183    18.8%    3,209    18.7%
 A                             3,360    19.9%    3,409    19.8%
 BBB                           1,413     8.3%    1,508     8.8%
 BB & below                      673     4.0%      682     3.9%
 Short-term                      865     5.1%    1,016     5.9%
-----------------------------------------------------------------
   Total fixed maturities   $ 16,911   100.0% $ 17,199   100.0%
-----------------------------------------------------------------

LIFE OPERATIONS

As of March 31, 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                             March 31, 1999    December 31, 1998
------------------------------------------------------------------
 Credit Quality            Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,638     9.8% $  2,596     9.3%
 AAA                           3,796    14.0%    3,907    14.0%
 AA                            2,654     9.8%    2,716     9.7%
 A                             8,825    32.6%    8,878    31.8%
 BBB                           6,908    25.5%    7,019    25.2%
 BB & below                      624     2.3%      492     1.8%
 Short-term                    1,628     6.0%    2,298     8.2%
-----------------------------------------------------------------
   Total fixed maturities   $ 27,073   100.0% $ 27,906   100.0%
-----------------------------------------------------------------

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1998.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.4 billion and $11.3 billion at March 31, 1999 and December 31, 1998, respectively.

For  a  further  discussion  of  market  risk  exposure,   including  derivative
instruments, please refer to The Hartford's 1998 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:



                                                                                             March 31, 1999       December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $             31       $             31
Long-term debt                                                                                      1,548                  1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,250                  1,250
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          2,829       $          2,829
       ----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $            432       $            414
       ----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                               $          5,706       $          5,612
Unrealized gain on securities, net of tax                                                             624                    811
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          6,330       $          6,423
       ----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $          8,967       $          8,855
       ----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                                50%                    50%
Debt to capitalization  [2] [3]                                                                        32%                    32%
===================================================================================================================================

[1] Excludes unrealized gain on securities, net of tax, of $27 and $51 for March 31, 1999 and December 31, 1998, respectively.
[2]   Excludes unrealized gain on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratio was 28% and the debt to capitalization ratio was 18%, both as of March 31, 1999 and December 31, 1998.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $112 as of March 31, 1999 compared to December 31, 1998. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock and the net effect of treasury stock acquired. The Company's debt to equity and debt to capitalization ratios (both excluding unrealized gain on securities, net of tax) remained the same at March 31, 1999 as compared to December 31, 1998.

STOCKHOLDERS' EQUITY

Dividends - On February 18, 1999, The Hartford declared a dividend on its common stock of $0.22 per share payable on April 1, 1999 to shareholders of record as of March 1, 1999.

Treasury Stock - During the first quarter 1999, The Hartford repurchased 1,448,058 shares of its common stock in the open market at a total cost of $76 under the Company's $1.0 billion repurchase program. Since the inception of the repurchase program, The Hartford has repurchased 12,207,831 shares at a total cost of $623. Some of these repurchased shares have been reissued pursuant to certain stock-based benefit plans.


RATINGS

On February 8, 1999, A.M. Best assigned first time ratings of a+ ("strong") to The Hartford Financial Services Group, Inc.'s senior debt, Hartford Capital I and II quarterly income preferred securities, HLI's senior debt and HLI's Capital I trust preferred securities.

CASH FLOWS
                                           First Quarter Ended
                                                March 31,
                                        --------------------------
                                            1999         1998
------------------------------------------------------------------
Cash provided by (used for) operating
   activities                           $      (118) $       176
Cash provided by (used for)
   investing activities                 $     2,470  $      (464)
Cash provided by (used for) financing
   activities                           $    (2,364) $       222
Cash - end of period                    $       108  $        76
------------------------------------------------------------------

The change in operating cash flow was primarily the result of the timing of claim payments in Other Operations and the timing in the settlement of other receivables and payables in the Life segment. The change in both investing and financing cash flow was primarily the result of an increase in disbursements for investment type contracts related to the leveraged COLI block of business.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The NAIC developed several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments, which are permissible for property and casualty and life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Fire Insurance Company. Even if enacted in Connecticut or other states in which The Hartford's subsidiaries are domiciled, it is expected that these laws will neither significantly change The Hartford's investment strategies nor have any material adverse effect on The Hartford's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles ("SAP") in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of The Hartford.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with one such third party, Putnam Mutual Funds Corp. ("Putnam") to eliminate the exclusivity provision which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam related products.

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

The integrity and reliability of The Hartford's IT systems, as well as the reliability of its non-IT systems, are integral aspects of The Hartford's business. The Hartford issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate The Hartford's various business segments and field offices, including The Hartford's foreign operations. The Hartford also has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to The Hartford, and whose operations are important to The Hartford's business.

INTERNAL YEAR 2000 EFFORTS AND TIMETABLE

Beginning in 1990, The Hartford began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, The Hartford's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of The Hartford's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, The Hartford substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. The Hartford is currently performing initiative (5) testing, and management currently anticipates that such activity will continue into the fourth quarter of 1999.

THIRD PARTY YEAR 2000 EFFORTS AND TIMETABLE

The Hartford's Year 2000 efforts include assessing the potential impact on The Hartford of third parties' Year 2000 readiness. The Hartford's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with The Hartford, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to The Hartford's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. The Hartford has substantially completed third party initiatives (1) and (2). The Hartford is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of The Hartford's Year 2000 efforts that were incurred prior to the year ended December 31, 1998, were not material to The Hartford's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $23. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $15 to $25, of which approximately $4 were incurred in the quarter ended March 31, 1999. These costs are being expensed as incurred.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in The Hartford's business. In addition, The Hartford's investing activities are an important aspect of its business and The Hartford may be exposed to the risk that issuers of investments held by it will be adversely impacted by Year 2000 issues. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, management cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on The Hartford's financial condition or results of operations.

The Hartford is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment is developing plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also includes assessing the dependency of such business functions on critical third parties and their Year 2000 readiness. The Hartford currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. These plans will then be reviewed and tested on an integrated basis for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Insurance Claims

As an insurer, The Hartford may incur claim and claim adjustment expenses, including attorneys' fees and other legal expenses, resulting from claims from insureds who may incur losses as a result of Year 2000 problems. To the extent claims are made, insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. It is not possible to determine in advance whether and to what extent insureds would incur losses, the amount of the losses, or whether any such losses would be covered under The Hartford's insurance policies. Because of this uncertainty, it is also not possible to determine in advance whether such claim and claim adjustment expenses would have a material impact upon The Hartford's financial condition or results of operations.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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



                                             The Hartford Financial
                                             Services Group, Inc.
                                             (Registrant)



                                             /s/ John N. Giamalis
                                             -----------------------------------
                                             John N. Giamalis
                                             Senior Vice President and
                                             Controller



May 14, 1999

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX


EXHIBIT #
---------


27            Financial Data Schedule is filed herewith.