Form 10-Q
period 1999-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 1999-08-13
CIK 874766

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

For The Quarterly Period Ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of July 31, 1999, there were outstanding 226,006,205 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 1999 and 1998                                                  3

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998             4

Consolidated Statements of Changes in Stockholders' Equity - Six Months
Ended June 30, 1999 and 1998                                                  5

Consolidated Statements of Cash Flows - Six Months Ended June 30,
1999 and 1998                                                                 6

Notes to Consolidated Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signature                                                                    23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income




                                                                          Second Quarter Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                       --------------------------- --------------------------
   (In millions, except for per share data)                                1999          1998         1999          1998
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
                                                                              (Unaudited)                 (Unaudited)
   REVENUES
     Earned premiums and other considerations                          $   2,688     $   2,730     $   5,293   $    5,678
     Net investment income                                                   652           685         1,317        1,369
     Net realized capital gains                                                9            78            38          174
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
          TOTAL REVENUES                                                   3,349         3,493         6,648        7,221
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

   BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                        2,005         2,035         3,914        4,146
     Amortization of deferred policy acquisition costs                       490           567           948        1,054
     Other expenses                                                          547           551         1,135        1,295
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                              3,042         3,153         5,997        6,495
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

          OPERATING INCOME                                                   307           340           651          726
     Income tax expense                                                       71            87           157          193
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------

          INCOME BEFORE MINORITY INTEREST                                    236           253           494          533
   Minority interest in consolidated subsidiary                              (21)          (17)          (41)         (33)
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------

          NET INCOME                                                   $     215     $     236     $     453    $     500
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

   Basic earnings per share                                            $    0.95     $    1.00     $    2.00    $    2.12
   Diluted earnings per share                                          $    0.93     $    0.99     $    1.97    $    2.09
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
   Weighted average common shares outstanding                              226.8         235.4         226.9        235.6
   Weighted average common shares outstanding and dilutive potential
     common shares                                                         230.0         239.1         230.0        239.1
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
   Cash dividends declared per share                                   $    0.23     $    0.21     $    0.45    $    0.42
   =================================================================== ============= ============= ============ =============

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   Consolidated Balance Sheets


                                                                                                June 30,        December 31,
(In millions, except for share data)                                                              1999              1998
------------------------------------------------------------------------------------------- ----------------- -----------------
ASSETS                                                                                       (UNAUDITED)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,767 and
    $34,191)                                                                                $      33,738     $      35,331
   Equity securities, available for sale, at fair value (cost of $863 and $846)                     1,131             1,066
   Policy loans, at outstanding balance                                                             4,529             6,687
   Other investments                                                                                  608               612
------------------------------------------------------------------------------------------- ----------------- -----------------
      Total investments                                                                            40,006            43,696
   Cash                                                                                               201               123
   Premiums receivable and agents' balances                                                         2,058             1,833
   Reinsurance recoverables                                                                         4,512             4,978
   Deferred policy acquisition costs                                                                4,832             4,579
   Deferred income tax                                                                              1,327             1,085
   Other assets                                                                                     3,045             2,759
   Separate account assets                                                                        101,282            91,579
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL ASSETS                                                                        $     157,263     $     150,632
        ----------------------------------------------------------------------------------- ----------------- -----------------

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,093     $      16,449
      Life                                                                                          6,142             6,088
   Other policy claims and benefits payable                                                        17,074            19,774
   Unearned premiums                                                                                2,651             2,478
   Short-term debt                                                                                     31                31
   Long-term debt                                                                                   1,548             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,250
   Other liabilities                                                                                4,762             4,547
   Separate account liabilities                                                                   101,282            91,579
------------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                  150,833           143,744

COMMITMENTS AND CONTINGENCIES, NOTE 3

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          433               465

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,705,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,556             1,591
   Retained earnings                                                                                4,824             4,474
   Treasury stock, at cost - 12,258,859 and 11,310,598 shares                                        (518)             (455)
   Accumulated other comprehensive income                                                             133               811
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  5,997             6,423
        ----------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     157,263     $     150,632
        =================================================================================== ================= =================

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                    Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 1999
                                                                                     Accumulated Other
                                                                                     Comprehensive Income
                                                                                -------------------------------
                                           Common Stock/             Treasury   Unrealized Gain   Cumulative            Outstanding
                                             Additional    Retained    Stock,    on Securities,   Translation             Shares
(Dollars in millions) (Unaudited)         Paid-in Capital  Earnings   at Cost     net of tax      Adjustments   Total (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                    $1,593        $4,474    $(455)         $811            $--     $6,423       227,395
Comprehensive income
   Net income                                                    453                                              453
   Other comprehensive income (loss), net
    of tax (1)
      Unrealized gain (loss) on securities                                             (639)                     (639)
       (2)
      Cumulative translation adjustments                                                              (39)        (39)
                                                                                                             ----------
   Total other comprehensive income (loss)                                                                       (678)
                                                                                                             ----------
     Total comprehensive income (loss)                                                                           (225)
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                            (47)                    85                                      38         1,667
Tax benefit on employee stock options
   and awards                                       15                                                             15
Treasury stock acquired                             (3)                  (148)                                   (151)       (2,675)
Dividends declared on common stock                              (103)                                            (103)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                          $1,558        $4,824    $(518)         $172          $(39)     $5,997       226,387
===================================================================================================================================

Six Months Ended June 30, 1998
                                                                                     Accumulated Other
                                                                                     Comprehensive Income
                                                                                -------------------------------
                                           Common Stock/             Treasury   Unrealized Gain   Cumulative            Outstanding
                                             Additional    Retained    Stock,    on Securities,   Translation             Shares
(Dollars in millions) (Unaudited)         Paid-in Capital  Earnings   at Cost     net of tax      Adjustments   Total (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD AS
   PREVIOUSLY REPORTED                          $1,660        $3,658     $(65)         $853          $(21)    $6,085        117,976
Two-for-one stock split (3)                        (17)                    17                                               117,976
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD AS
   ADJUSTED                                     $1,643        $3,658     $(48)         $853          $(21)    $6,085        235,952
Comprehensive income
   Net income                                                    500                                             500
   Other comprehensive income, net of tax
    (1)
      Unrealized gain on securities (2)                                                  61                       61
      Cumulative translation adjustments                                                               (2)        (2)
                                                                                                            -----------
   Total other comprehensive income                                                                               59
                                                                                                            -----------
     Total comprehensive income                                                                                  559
                                                                                                            -----------
Issuance of shares under incentive and
   stock purchase plans                             23                     26                                     49          1,324
Tax benefit on employee stock options
   and awards                                       15                                                            15
Treasury stock acquired                            (86)                   (86)                                  (172)        (3,262)
Dividends declared on common stock                               (99)                                            (99)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                          $1,595        $4,059    $(108)         $914          $(23)    $6,437        234,014
===================================================================================================================================

(1) Unrealized gain (loss) on securities is net of tax expense (benefit) of $(344) and $34 for the six months ended June 30, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.
(2) Net of reclassification adjustment for gains realized in net income of $25 and $113 for the six months ended June 30, 1999 and 1998, respectively.
(3) On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998.

See Notes to Consolidated Financial Statements.

                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                              Consolidated Statements of Cash Flows

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                            ----------------------------------
(In millions)                                                                                       1999             1998
------------------------------------------------------------------------------------------- ----------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $         453     $         500
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                      (118)             (277)
   Decrease in reinsurance recoverables and other related assets                                      193               265
   Increase in deferred policy acquisition costs                                                     (267)             (346)
   Change in accrued and deferred income taxes                                                        (12)              (53)
   (Decrease) increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                       (132)              338
   Minority interest in consolidated subsidiary                                                        41                33
   Net realized capital gains                                                                         (38)             (174)
   Depreciation and amortization                                                                       36                64
   Other, net                                                                                         (50)              (47)
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       106               303
=========================================================================================== ==================================
INVESTING ACTIVITIES
   Purchase of investments                                                                        (10,322)          (16,061)
   Sale of investments                                                                              9,212             6,245
   Maturity of investments                                                                          3,669             9,575
   Purchase of affiliate                                                                               --              (189)
   Additions to plant, property and equipment                                                         (46)              (63)
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                          2,513              (493)
------------------------------------------------------------------------------------------- ----------------------------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                                --               (60)
   Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures
                                                                                                        --               250
   Net (disbursements for) receipts from investment and universal life-type contracts
     credited to (charged against) policyholder accounts                                           (2,316)              223
   Dividends paid                                                                                    (104)              (97)
   Acquisition of treasury stock                                                                     (151)             (152)
   Proceeds from issuances under incentive and stock purchase plans                                    34                28
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         (2,537)              192
------------------------------------------------------------------------------------------- ----------------------------------
   Foreign exchange rate effect on cash                                                                (4)                1
------------------------------------------------------------------------------------------- ----------------------------------
   Net increase in cash                                                                                78                 3
   Cash - beginning of period                                                                         123               140
------------------------------------------------------------------------------------------- ----------------------------------
      CASH - END OF PERIOD                                                                  $         201     $         143
------------------------------------------------------------------------------------------- ----------------------------------

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Net Cash Paid During the Period For:
Income taxes                                                                                $         110     $         191
Interest                                                                                    $         107     $         106


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

(b)      Changes in Accounting Principles

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for The Hartford will begin for the first quarter of the year 2001.

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

In November 1998, the Emerging Issues Task Force ("EITF") reached consensus on issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for both the quarter and six months ended June 30, 1999 would have been approximately $1 lower and cumulatively over the life of the instrument would have been $24 higher had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

NOTE 2.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                                               Second Quarter Ended                      Six Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 June 30, 1999                                            Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    215        226.8   $   0.95        $    453         226.9   $   2.00
                                                                               -------------                            ------------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          3.2                         --           3.1
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    215        230.0   $   0.93        $    453         230.0   $   1.97
 -----------------------------------------------------------------------------------------------------------------------------------

                                                               Second Quarter Ended                      Six Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 June 30, 1998                                            Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    236        235.4   $   1.00        $    500         235.6   $   2.12
                                                                               -------------                            ------------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          3.7                         --           3.5
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    236        239.1   $   0.99        $    500         239.1   $   2.09
 ===================================================================================================================================

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

(c)      Investments

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services Inc. ("CFS"), a securitizer and servicer of asset backed securities, and on December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a $36, after-tax, writedown on its asset backed securities securitized and serviced by CFS, during the fourth quarter of 1998. (For a further discussion of CFS, see Note 15 (e) of Notes to Consolidated Financial Statements included in The Hartford's 1998 Form 10-K Annual Report.)

In June 1999, CFS ceased operations and bankruptcy trustees began the process of transitioning servicing accounts over to back up servicers. As a result, the Company recognized a $42, after-tax, writedown related to the asset backed securities, during the second quarter of 1999. As of June 30, 1999, The Hartford's amortized cost and estimated fair value of these securities was $34.

(d)      Tax Matters

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

NOTE 4.  SEGMENT INFORMATION

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1998 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which includes the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income. Included in core earnings for Other Operations is the effect of an approximate 19% minority interest in Hartford Life, Inc.'s operating results.

The following tables present revenues and core earnings. Revenues are presented by segment and for total North American Property & Casualty. Underwriting results are presented for the Commercial, Personal and Reinsurance segments, while core earnings are presented for North American Property & Casualty and the segments of Life, International and Other Operations.

REVENUES
                                                                              Second Quarter Ended           Six Months Ended
                                                                                    June 30,                     June 30,
                                                                           ---------------------------------------------------------
                                                                               1999          1998           1999          1998
                                                                           ---------------------------------------------------------
Earned premiums and other considerations
  Commercial                                                               $      808    $      855    $    1,603     $    1,718
  Personal                                                                        617           554         1,226          1,095
  Reinsurance                                                                     186           160           337            312
------------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty earned premiums and other
     considerations                                                             1,611         1,569         3,166          3,125
   Net investment income                                                          216           206           427            408
   Net realized capital gains                                                       6            42            22            121
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                              1,833         1,817         3,615          3,654
Life                                                                            1,357         1,155         2,692          2,559
International                                                                     123           478           268            924
Other Operations                                                                   36            43            73             84
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                       $    3,349    $    3,493    $    6,648     $    7,221
====================================================================================================================================


CORE EARNINGS
                                                                              Second Quarter Ended           Six Months Ended
                                                                                    June 30,                     June 30,
                                                                           ---------------------------------------------------------
                                                                               1999          1998           1999          1998
                                                                           ---------------------------------------------------------
Underwriting results
  Commercial                                                               $      (43)   $      (58)   $      (95)    $     (156)
  Personal                                                                          2             8            45             46
  Reinsurance                                                                      (6)           (9)           (9)           (12)
------------------------------------------------------------------------------------------------------------------------------------
     North American Property & Casualty underwriting results                      (47)          (59)          (59)          (122)
     Net investment income                                                        216           206           427            408
     Other expense                                                                (59)          (47)         (133)           (71)
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                                110           100           235            215
Life                                                                              114            94           220            178
International                                                                       6             9            12             26
Other Operations                                                                  (19)          (17)          (38)           (32)
------------------------------------------------------------------------------------------------------------------------------------
      Total core earnings                                                         211           186           429            387
     Net realized capital gains, after-tax                                          4            50            24            113
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                                           $      215    $      236    $      453     $      500
====================================================================================================================================

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of June 30, 1999, compared with December 31, 1998, and its results of operations for the second quarter and six months ended June 30, 1999 compared with the equivalent 1998 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1998 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Consolidated Results of Operations: Operating Summary          10
North American Property & Casualty                             11
Commercial                                                     12
Personal                                                       12
Reinsurance                                                    13
Life                                                           13
International                                                  14
Other Operations                                               14
Environmental and Asbestos Claims                              14
Investments                                                    16
Capital Markets Risk Management                                18
Capital Resources and Liquidity                                19
Regulatory Initiatives and Contingencies                       20
Accounting Standards                                           21


CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      June 30,                      June 30,
                                                                            ----------------------------- --------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    3,349    $    3,493     $    6,648     $    7,221
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      215    $      236     $      453     $      500
Less:  Net realized capital gains, after-tax                                         4            50             24            113
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      211    $      186     $      429     $      387
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

Revenues for the second quarter and six months ended June 30, 1999 decreased $144, or 4%, and $573, or 8%, respectively, over the comparable prior year periods, primarily as a result of the November 1998 sale of United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh"), which was The Hartford's largest international subsidiary, and lower net realized capital gains, partially offset by premium growth in North American Property & Casualty and Life. (For an analysis of net realized capital gains, see the Investments section.)

Core earnings increased $25, or 13%, and $42, or 11%, for the second quarter and six months ended June 30, 1999, respectively, from the comparable prior year periods due primarily to higher fee income in the Investment Products operation as a result of increasing account values, and a reduction in underwriting losses in the Commercial segment of North American Property & Casualty, partially offset by a decrease in International earnings as a result of the sale of London & Edinburgh.

The effective tax rates for the second quarter and six months ended June 30, 1999 were 23% and 24%, respectively, compared to 26% and 27% for the comparable periods in 1998. Tax-exempt interest earned on invested assets was the principal cause of effective tax rates lower than the 35% U.S. statutory rate.

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


                                                                                Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            ----------------------------- -------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Commercial                                                                  $      (43)   $      (58)    $      (95)    $     (156)
Personal                                                                             2             8             45             46
Reinsurance                                                                         (6)           (9)            (9)           (12)
------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                      $      (47)   $      (59)    $      (59)    $     (122)
====================================================================================================================================

The following is a summary of core earnings and net income (loss).

Core earnings                                                                   Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            ----------------------------- -------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
North American Property & Casualty                                          $      110    $      100     $      235     $      215
Life                                                                               114            94            220            178
International                                                                        6             9             12             26
Other Operations                                                                   (19)          (17)           (38)           (32)
------------------------------------------------------------------------------------------------------------------------------------
   Core earnings                                                            $      211    $      186     $      429     $      387
====================================================================================================================================

Net income (loss)                                                               Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            ----------------------------- --------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
North American Property & Casualty                                          $      113    $      127     $      249     $      293
Life                                                                               114            94            220            178
International                                                                        8            32             23             60
Other Operations                                                                   (20)          (17)           (39)           (31)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                               $      215    $      236     $      453     $      500
====================================================================================================================================

An analysis of the operating results summarized above, is included on the following pages.

Environmental and Asbestos Claims and Investments are discussed in separate sections.


NORTH AMERICAN PROPERTY & CASUALTY

Operating Summary                                                              Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            ----------------------------- --------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    1,833    $    1,817     $    3,615     $    3,654
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      113    $      127     $      249     $      293
Less:  Net realized capital gains, after-tax                                         3            27             14             78
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      110    $      100     $      235     $      215
====================================================================================================================================


Revenues for North American Property & Casualty increased $16, or 1%, for the second quarter and decreased $39, or 1%, for the six months ended June 30, 1999 compared with the same prior year periods. The increase for the second quarter was due to a

$42 increase in earned premiums and other considerations and higher net investment income of $10, partially offset by a $36 decrease in pre-tax net realized capital gains. For the six month period, the decrease was due to a $99 decline in pre-tax net realized capital gains, $55 of proceeds in the first quarter of 1998 from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"), partially offset by a $96 increase in earned premiums and other considerations and higher net investment income of $19.

Core earnings increased $10, or 10%, for the second quarter and $20, or 9%, for the six months ended June 30, 1999 compared to the same periods in 1998. These increases were primarily due to higher after-tax net investment income, a decrease in underwriting losses primarily due to lower catastrophe related experience and, for the six month period, as a result of 1998 reserves associated with the IRI transaction. Partially offsetting the increase for the six month period were 1998 proceeds related to the IRI transaction.


COMMERCIAL

Operating Summary                                                              Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                            $      794    $      806     $    1,561     $    1,626
Underwriting results                                                        $      (43)   $      (58)    $      (95)    $     (156)
Combined ratio                                                                   105.1         106.9          106.0          108.9
====================================================================================================================================

Commercial written premiums decreased $12, or 1%, for the second quarter and $65, or 4%, for the six months ended June 30, 1999 compared with the same periods in 1998. Continued solid growth in the small commercial businesses, with Select Customer up 12% and 11%, and Commercial Affinity up 22% and 21% for the second quarter and six months ended June 30, 1999, respectively, were more than offset by decreases in mid-market standard commercial business (Key Accounts) of 9% and 11%, Major/National Accounts of 18% and 20%, and Other of 7% and 10%, respectively. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of the growth businesses. The declines in middle and large commercial markets continued to be attributable to the highly competitive marketplace and reaction to price increases by The Hartford.

Underwriting results improved $15, or 1.8 combined ratio points, for the second quarter and $61, or 2.9 combined ratio points, for the six months ended June 30, 1999 compared with the same prior year periods. The improvement for the quarter was primarily the result of a decrease in catastrophe related losses of $29, or
3.4 combined ratio points, partially offset by an increase in other underwriting expenses. For the six month period, the improvement was due primarily to lower catastrophe related losses of $35, or 2.1 combined ratio points, loss reserves established in the first quarter of 1998 as part of the sale of IRI and a decrease in underwriting expenses.

PERSONAL

Operating Summary                                                              Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                           $       635    $      589     $    1,195     $    1,080
Underwriting results                                                       $         2    $        8     $       45     $       46
Combined ratio                                                                   101.8          98.0           98.6           95.7
====================================================================================================================================

Personal written premiums increased $46, or 8%, for the second quarter and $115, or 11%, for the six months ended June 30, 1999 over the comparable prior year periods. The increase was primarily the result of an increase in written premiums at Omni of $25 for the quarter and $74 for the six month period contributing 4% and 7%, respectively, to the segment's growth. As of June 30, 1999, non-standard automobile coverage through Omni was available in 24 states up from 13 states at the time of Omni's acquisition in 1998. Also, growth in AARP premiums increased $15, or 4%, for the quarter and $33, or 5%, for the six month period contributing 3% to the segment's growth in both periods.

Underwriting results decreased $6, or 75%, for the second quarter and $1, or 2%, for the six months ended June 30, 1999 with a corresponding 3.8 point increase in the combined ratio for the quarter and a 2.9 point increase for the six month period compared with 1998. The decrease in underwriting results and related increase in the combined ratio was principally driven by expenses, up 2.7 points for the quarter and 2.2 points for the six months ended June 30, 1999 compared to 1998. Underwriting expenses increased due to investments in alternative distribution channels and growth initiatives, in addition to increased commission expense related to the growth of Omni. Loss adjustment expense increased due to investments in claim initiatives to lower overall loss costs. Partially offsetting the increase in expenses for the second quarter and six months ended June 30, 1999 compared with 1998 was lower catastrophe experience.

REINSURANCE

Operating Summary                                                              Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                            $      174    $      174     $      392     $      325
Underwriting results                                                        $       (6)   $       (9)    $       (9)    $      (12)
Combined ratio                                                                   102.7         107.0          102.4          105.3
====================================================================================================================================

Reinsurance written premiums were flat for the second quarter and increased $67, or 21%, for the six months ended June 30, 1999, compared with the same prior year periods. The increase was primarily due to the first quarter 1999 acquisition of renewal rights to the ongoing reinsurance business of Vesta Fire Insurance Corp., a subsidiary of Vesta Insurance Group Inc., and increases in North American excess of loss premiums.

Underwriting results increased $3, or 33%, for the second quarter and $3, or 25%, for the six months ended June 30, 1999 with a corresponding 4.3 point improvement in the combined ratio for the quarter and a 2.9 point improvement for the six month period compared with 1998. The increase in underwriting results was due primarily to lower catastrophe experience for both periods of 1999 compared with 1998. The improvement in the combined ratio for both periods reflected lower catastrophes in addition to a reduction in commissions resulting from a shift to excess of loss business.


LIFE

Operating Summary [1]                                                           Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    1,357    $    1,155     $    2,692     $    2,559
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      114    $       94     $      220     $      178
Less:  Net realized capital gaines, after-tax                                       --            --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      114    $       94     $      220     $      178
====================================================================================================================================

[1] Life results are presented before the effect of the approximately 19% minority interest in HLI, which is reflected in Other Operations.

Revenues in the Life segment increased $202, or 17%, and $133, or 5%, for the second quarter and six months ended June 30, 1999, as compared to the second quarter and six months ended June 30, 1998, respectively. This increase was primarily attributable to the Investment Products operation where revenues increased $43, or 9%, and $92, or 10%, respectively, over the comparable 1998 periods due to a substantial increase in the aggregate fees earned as a result of increased assets under management. Investment Products' average assets under management increased $17.1 billion, or 22%, to $93.6 billion as of June 30, 1999 from $76.5 billion as of June 30, 1998 due to strong net cash flow (new sales less surrenders) related primarily to the individual variable annuity and mutual fund operations, as well as equity market appreciation. In addition, revenues in the Employee Benefits operation, excluding buyouts, increased $59, or 14%, and $70, or 8%, for the second quarter and six months ended June 30, 1999, as compared to the second quarter and six months ended June 30, 1998, respectively, as a result of strong sales and persistency. Also, Corporate Owned Life Insurance ("COLI") revenues increased $83, or 63%, for the second quarter of 1999 as compared to the second quarter of 1998, primarily due to cost of insurance charges associated with the MBL business which was recaptured in November 1998. (For a discussion of the MBL Recapture, see "Acquisitions" under the Capital Resources and Liquidity section in The Hartford's 1998 Form 10-K Annual Report.) However, COLI revenues for the six months ended June 30, 1999 compared to the equivalent 1998 period decreased $34, or 7%, primarily due to revenues associated with significant sales in the first quarter of 1998.

The increase in core earnings of $20, or 21%, and $42, or 24%, for the second quarter and six months ended June 30, 1999, respectively, compared to the equivalent prior year periods was primarily related to growth in Investment Products, as well as increased earnings in Individual Life, Employee Benefits and COLI. Investment Products' core earnings increased $15, or 23%, and $32, or 25%, for the second quarter and six months ended June 30, 1999, respectively, compared to the equivalent prior year periods, as a result of higher fee income earned on increased assets under management due to strong net cash flow and equity market appreciation. Individual Life's core earnings increased $2, or 13%, and $4, or 14%, respectively, compared to the prior year periods, primarily due to continued growth in variable life account values. Employee Benefits' core earnings increased $2, or 12%, and $4, or 13%, respectively, compared to the prior year periods as a result of increased premium revenues, excluding buyouts, and increased after-tax net investment income. Core earnings for COLI increased $2, or 33%, for the second quarter and $2, or 17%, for the six months ended June 30, 1999 over the comparable prior year periods due to increased fee income associated with growth in variable COLI account values and earnings associated with MBL business.

INTERNATIONAL

Operating Summary                                                               Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $      123    $      478     $      268     $      924
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $        8    $       32     $       23     $       60
Less:  Net realized capital gains, after-tax                                         2            23             11             34
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $        6    $        9     $       12     $       26
====================================================================================================================================

International segment operating results for 1998 included operating activity from London & Edinburgh, which was sold on November 16, 1998. Excluding London & Edinburgh, International revenues decreased $28, or 19%, for the second quarter and $7, or 3%, for the six months ended June 30, 1999 over the comparable periods in 1998. The decrease was primarily due to a decline in net realized capital gains of $31, or 89%, for the second quarter and $27, or 61%, for the six months ended June 30, 1999 compared with the prior year periods. (For an analysis of net realized capital gains, see the Investments section.) Partially offsetting the decrease was an increase in earned premiums of $1, or 1%, for the second quarter and $19, or 10%, for the six months ended June 30, 1999 due to continued growth in automobile business at Hartford Seguros (formerly Ercos) in Spain and, for the six month period, growth in health and life business at Zwolsche in the Netherlands. Foreign exchange impacts on total revenues were not material for the second quarter and six months ended June 30, 1999 compared to the same periods in 1998.

Excluding London & Edinburgh, core earnings were at the same level for the second quarter ended June 30, 1999 compared to the second quarter of 1998. For the six month period, core earnings decreased $2, or 14%, over the comparable 1998 period. The decrease was due to higher loss ratios in automobile in each operating location and lower margins in life business in Hartford Seguros. Automobile business in the Netherlands, Spain and Singapore is experiencing increased competition in pricing. Life business in Spain had reduced margins due to lower interest rates. Foreign exchange impacts on core earnings for the second quarter and six months ended June 30, 1999 were not material when compared to the same periods in 1998.


OTHER OPERATIONS

Operating Summary                                                               Second Quarter Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                            --------------------------------------------------------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $       36    $       43     $       73     $       84
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $      (20)   $      (17)    $      (39)    $      (31)
Less:  Net realized capital gains (losses), after-tax                               (1)           --             (1)             1
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      (19)   $      (17)    $      (38)    $      (32)
====================================================================================================================================

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business as well as the effect of an approximate 19% minority interest in HLI's operating results.

Other Operations' revenues decreased $7, or 16%, for the second quarter and $11, or 13%, for the six months ended June 30, 1999 compared to the same prior year periods. The decrease in revenues is consistent with the runoff nature of these operations. For the second quarter and six months ended June 30, 1999, core earnings included $(21) and $(41) minority interest in HLI's operating results, respectively, while 1998 included $(17) and $(33), respectively. Excluding minority interest, core earnings increased $2 for the second quarter and six months ended June 30, 1999 compared with the same periods in 1998.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the six months ended June 30, 1999 and the year ended December 31, 1998, was as follows (net of reinsurance):

                        Environmental and Asbestos Claims
                      Claims and Claim Adjustment Expenses

                                                               Six Months Ended                            Year Ended
                                                                 June 30, 1999                          December 31, 1998
                                                    ---------------------------------------- ---------------------------------------
                                                     Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                    ---------------- ----------- ----------- ---------------- ----------- ----------
 Beginning liability                                $      1,144     $    648    $    1,792  $      1,312      $     688  $   2,000
 Claims and claim adjustment expenses incurred                 3            1             4            --              6          6
 Claims and claim adjustment expenses paid                  (113)         (23)         (136)         (150)           (64)      (214)
 Other [1]                                                    --           --            --           (18)            18         --
 -----------------------------------------------------------------------------------------------------------------------------------
 Ending liability [2]                               $      1,034     $    626    $    1,660  $      1,144      $     648  $   1,792
 -----------------------------------------------------------------------------------------------------------------------------------

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for December 31, 1998.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,577 and $1,711 for June 30, 1999 and December 31, 1998, respectively. Gross of reinsurance as of June 30, 1999 and December 31, 1998, reserves for environmental and asbestos were $1,677 and $1,560 and $1,850 and $1,653, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at June 30, 1999 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

North American Property & Casualty

Total invested assets were $14.7 billion at June 30, 1999 and were comprised of fixed maturities of $13.8 billion and other investments of $921, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                              June 30, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------
Municipal - tax-exempt      $  8,432   61.3%  $  8,804    61.5%
Corporate                      2,075   15.1%     2,119    14.8%
Commercial MBS                   847    6.2%       834     5.8%
Gov't/Gov't agencies - For.      617    4.5%       501     3.5%
MBS - agency                     515    3.7%       348     2.4%
ABS                              459    3.3%       500     3.5%
CMO                              282    2.0%       415     2.9%
Gov't/Gov't agencies - U.S.       40    0.3%        46     0.3%
Municipal - taxable               18    0.1%        24     0.2%
Short-term                       374    2.7%       663     4.6%
Redeemable preferred stock       106    0.8%        65     0.5%
-----------------------------------------------------------------
   Total fixed maturities   $ 13,765  100.0%  $ 14,319   100.0%
-----------------------------------------------------------------

The taxable equivalent duration of the June 30, 1999 fixed maturity portfolio was 5.0 years compared to 4.8 years at December 31, 1998. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes North American Property & Casualty's results.

                            Second Quarter      Six Months Ended
                            Ended June 30,          June 30,
                          ----------------------------------------
                            1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income,
  before-tax             $   216   $   206    $  427    $   408
Net investment income,
  after-tax [1]          $   173   $   164    $  343    $   326
Yield on average
  invested assets,
  before-tax [2]             6.0%      5.8%      5.9%       5.8%
Yield on average
  invested assets,
  after-tax [1] [2]          4.8%      4.6%      4.8%       4.6%
Net realized capital
  gains, before-tax      $     6   $    42    $   22    $   121
------------------------------------------------------------------
[1] Due to the  significant  holdings in tax-exempt  investments,  after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter and six months ended June 30, 1999, both before and after-tax net investment income increased 5%. The increases were primarily due to an increase in income from limited partnership investments as well as the reallocation of assets in the fourth quarter of 1998 from equities to fixed maturities, which positively impacted both before and after-tax net investment income and yields. After-tax net investment income was also favorably impacted by the fourth quarter 1998 reallocation of assets from taxable bonds to tax-exempt bonds.

Net realized capital gains for the second quarter and six months ended June 30, 1999 decreased from the respective prior year periods, primarily as a result of opportunities taken in 1998 as a result of a strong equity market. During the second quarter of 1999, net gains from the sale of fixed maturities and equity securities were partially offset by a $9 after-tax impairment of asset backed securities securitized and serviced by Commercial Financial Services Inc. ("CFS"). (For additional information on CFS, see Note 3 of Notes to Consolidated Financial Statements under "Investments".)

LIFE

Invested assets, excluding separate accounts, totaled $22.1 billion at June 30, 1999 and were comprised of $17.1 billion of fixed maturities, $4.5 billion of policy loans, and other investments of $487. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $2.2 billion from December 31, 1998, as a result of the declining block of leveraged COLI business.

                    Fixed Maturities by Type
------------------------------------------------------------------
                              June 30, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Corporate                   $  8,128   47.7%  $  7,898    44.6%
ABS                            2,554   15.0%     2,465    13.9%
Commercial MBS                 1,996   11.7%     2,036    11.5%
Municipal - tax-exempt         1,008    5.9%       916     5.2%
MBS - agency                     844    4.9%       503     2.9%
CMO                              661    3.9%       831     4.7%
Gov't/Gov't agencies - For.      493    2.9%       530     3.0%
Gov't/Gov't agencies - U.S.      228    1.3%       166     0.9%
Municipal - taxable              172    1.0%       223     1.3%
Short-term                       926    5.4%     2,119    12.0%
Redeemable preferred stock        48    0.3%         5     --
-----------------------------------------------------------------
   Total fixed maturities   $ 17,058  100.0%  $ 17,692   100.0%
-----------------------------------------------------------------

Short-term securities declined primarily as a result of the funding of scheduled liability maturities and the reallocation of short-term assets into other asset sectors.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                            Second Quarter      Six Months Ended
                            Ended June 30,          June 30,
                          ----------------------------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income -
 Excluding policy loans  $   284   $   286    $   574   $   582
Policy loan income            97       106        208       210
                           ---------------------------------------
Net invest.  Income -
  total                      381       392        782       792
Yield on average
  invested assets [1]        6.9%      7.4%       6.7%      7.6%
Net realized capital
  gains                  $    --   $    --    $    --   $    --
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the second quarter and six months ended June 30, 1999 decreased slightly compared to the respective prior year periods. Yield on average invested assets declined to 6.9% and 6.7% for the second quarter and six months ended June 30, 1999, respectively. This decline was a result of a decrease in policy loan weighted-average interest rates, which declined to 7.8% as of June 30, 1999 from 11.1% as of June 30, 1998, combined with an increase in average policy loan balances.

There were no net realized capital gains or losses for the second quarter and six months ended June 30, 1999 and 1998. During the second quarter of 1999, net gains from the sale of fixed maturities and equity securities were offset by a $32 after-tax impairment of asset backed securities securitized and serviced by CFS. (For additional information on CFS, see Note 3 of Notes to Consolidated Financial Statements under "Investments".)

INTERNATIONAL

Invested assets, excluding separate accounts, were $1.1 billion at June 30, 1999 and were comprised of fixed maturities of $750 and other investments of $329, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                              June 30, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Gov't/Gov't agencies - For. $    521   69.5%  $    611    72.4%
Corporate                        120   16.0%       109    12.9%
Short-term                       109   14.5%       124    14.7%
-----------------------------------------------------------------
   Total fixed maturities   $    750  100.0%  $    844   100.0%
-----------------------------------------------------------------

Investment Results

The table below summarizes the International segment's results.

                            Second Quarter      Six Months Ended
                            Ended June 30,          June 30,
                          ----------------------------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income    $    18   $    46    $   34    $    89
Yield on average
  invested assets [1]        7.0%      7.0%      6.5%       6.8%
Net realized capital
  gains                  $     4   $    35    $   17    $    51
------------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the second quarter and six months ended June 30, 1999, before-tax net investment income decreased from the respective prior year periods, primarily due to the effects of the London & Edinburgh sale in November 1998. Excluding the London & Edinburgh results, investment income remained relatively flat to the prior year. Yield on average invested assets for the quarter ended June 30, 1999 was flat compared to 1998. For the six months ended June 30, 1999, yield on average invested assets decreased slightly primarily due to a continued lower interest rate environment in Europe.

Net realized capital gains for the second quarter and six months ended June 30, 1999 decreased from the respective prior year periods, primarily due to opportunities taken in 1998 as a result of a strong equity market in the Netherlands.

OTHER OPERATIONS

Invested assets were $2.2 billion at June 30, 1999 and were substantially comprised of fixed maturities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                              June 30, 1999   December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Corporate                  $   1,409   65.1%  $  1,603    64.7%
Commercial MBS                   193    8.9%       145     5.9%
ABS                              163    7.5%       224     9.0%
Gov't/Gov't agencies - U.S.       69    3.2%        82     3.3%
Gov't/Gov't agencies - For.       68    3.1%        50     2.0%
Municipal - taxable               38    1.8%        40     1.6%
MBS - agency                      34    1.6%        41     1.7%
CMO                               13    0.6%        20     0.8%
Short-term                       169    7.8%       262    10.6%
Redeemable preferred stock         9    0.4%         9     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,165  100.0%  $  2,476   100.0%
-----------------------------------------------------------------

Investment Results

The table below summarizes the Other Operations segment's results.
                            Second Quarter      Six Months Ended
                            Ended June 30,          June 30,
                          ----------------------------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income    $    37   $    41    $   74    $    80
Yield on average
  invested assets [1]        6.6%      6.8%      6.5%       6.6%
Net realized capital
  gains (losses)         $    (1)  $     1    $   (1)   $     2
------------------------------------------------------------------
[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

Net investment income and yields for the second quarter and six months ended June 30, 1999 decreased slightly compared to the respective prior year periods.

Net realized capital losses for the second quarter and six months ended June 30, 1999, included a $1, after-tax, impairment related to CFS.

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

CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. The Hartford is not exposed to any significant credit concentration risk of a single issuer. For a discussion of investment contingencies, see Note 3 (c) of Notes to Consolidated Financial Statements.

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

PROPERTY AND CASUALTY OPERATIONS

As of June 30, 1999, over 96% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                              June 30, 1999   December 31, 1998
-----------------------------------------------------------------
 Credit Quality            Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    831     5.1% $    805     4.7%
 AAA                           6,473    39.8%    6,570    38.2%
 AA                            3,088    19.0%    3,209    18.7%
 A                             3,200    19.7%    3,409    19.8%
 BBB                           1,457     8.9%    1,508     8.8%
 BB & below                      621     3.8%      682     3.9%
 Short-term                      603     3.7%    1,016     5.9%
-----------------------------------------------------------------
   Total fixed maturities   $ 16,273   100.0% $ 17,199   100.0%
-----------------------------------------------------------------
Life Operations

As of June 30, 1999, over 98% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                              June 30, 1999    December 31, 1998
------------------------------------------------------------------
 Credit Quality            Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,704    10.1% $  2,596     9.3%
 AAA                           3,934    14.7%    3,907    14.0%
 AA                            2,721    10.2%    2,716     9.7%
 A                             9,028    33.7%    8,878    31.8%
 BBB                           6,749    25.2%    7,019    25.2%
 BB & below                      396     1.5%      492     1.8%
 Short-term                    1,219     4.6%    2,298     8.2%
-----------------------------------------------------------------
   Total fixed maturities   $ 26,751   100.0% $ 27,906   100.0%
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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.4 billion and $11.3 billion at June 30, 1999 and December 31, 1998, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                             June 30, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            31        $            31
Long-term debt                                                                                     1,548                  1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                  1,250                  1,250
------------------------------------------------------------------------------------------------------------------------------------
       Total debt                                                                        $         2,829        $         2,829
       -----------------------------------------------------------------------------------------------------------------------------
       Minority interest in consolidated subsidiary  [1]                                 $           450        $           414
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities, net of tax                               $         5,825        $         5,612
Unrealized gain on securities, net of tax                                                            172                    811
------------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                        $         5,997        $         6,423
       -----------------------------------------------------------------------------------------------------------------------------
       Total capitalization  [2]                                                         $         9,104        $         8,855
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               49%                    50%
Debt to capitalization  [2] [3]                                                                       31%                    32%
====================================================================================================================================

[1] Excludes unrealized gain (loss) on securities, net of tax, of $(17) and $51 for June 30, 1999 and December 31, 1998, respectively.
[2]   Excludes unrealized gain (loss) on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 27% and 28% as of June 30, 1999 and December 31, 1998, respectively, and the debt to capitalization ratios were 19% and 18%, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $249 as of June 30, 1999 compared to December 31, 1998. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock and the net effect of treasury stock acquired.

STOCKHOLDERS' EQUITY

Dividends - On May 20, 1999, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.23 per share, payable on July 1, 1999 to shareholders of record as of June 1, 1999.

Treasury Stock - During the six months ended June 30, 1999, The Hartford repurchased 2.7 million shares of its common stock in the open market at a total cost of $151 under the Company's $1.0 billion repurchase program. Since the inception of the repurchase program, The Hartford has repurchased 13.4 million shares at a total cost of $698. Some of these repurchased shares have been reissued pursuant to certain stock-based benefit plans.

Unrealized Gain - Unrealized gain on securities, net of tax, decreased by $639 as of June 30, 1999 compared to December 31, 1998. The change resulted primarily from an increase in interest rates as reflected in the fixed maturity portfolio.


RATINGS

On February 8, 1999, A.M. Best assigned first time ratings of a+ ("strong") to The Hartford Financial Services Group, Inc.'s senior debt, Hartford Capital I and II quarterly income preferred securities, HLI's senior debt and HLI's Capital I trust preferred securities.

CASH FLOWS
                                            Six Months Ended
                                                June 30,
                                        --------------------------
                                            1999         1998
------------------------------------------------------------------
Cash provided by operating activities   $       106  $       303
Cash provided by (used for)
   investing activities                 $     2,513  $      (493)
Cash (used for) provided by financing
   activities                           $    (2,537) $       192
Cash - end of period                    $       201  $       143
==================================================================

The decrease in cash provided by operating activities was primarily the result of lower underwriting cash flows, due in part to higher claim payments. The change in both investing and financing cash flow was primarily the result of an increase in disbursements for investment type contracts related to the leveraged COLI block of business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

The NAIC adopted the Codification of Statutory Accounting Principles ("SAP") in June 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of The Hartford.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its existing, exclusive contract with one such third party, Putnam Mutual Funds Corp. ("Putnam") to eliminate the exclusivity provision which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to market Putnam related products.

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

The integrity and reliability of The Hartford's IT systems, as well as the reliability of its non-IT systems, are integral aspects of The Hartford's business. The Hartford issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate The Hartford's various business segments and field offices, including The Hartford's foreign operations. The Hartford also has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, third party administrators, securities broker-dealers, banks, and other distributors and servicers of financial products, many of which provide date sensitive data to The Hartford, and whose operations are important to The Hartford's business.

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

Third Party Year 2000 Efforts and Timetable

The Hartford's Year 2000 efforts include assessing the potential impact on The Hartford of third parties' Year 2000 readiness. The Hartford's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with The Hartford, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, third party administrators, securities broker-dealers, banks, and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to The Hartford's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. The Hartford has substantially completed third party initiatives (1) and (2). The Hartford is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, The Hartford does not have control over these third parties and, as a result, The Hartford cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of The Hartford's Year 2000 efforts that were incurred prior to the year ended December 31, 1998, were not material to The Hartford's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $23. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $20 to $25, of which approximately $11 were incurred for the six months ended June 30, 1999. These costs are being expensed as incurred.

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

The Hartford has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of The Hartford's critical business functions on critical third parties and their Year 2000 readiness. These plans will be reviewed and tested on an integrated basis, where appropriate, for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Insurance Claims

As an insurer, The Hartford expects to incur claim and claim adjustment expenses, including attorneys' fees and other legal expenses, resulting from claims from insureds who may incur losses as a result of Year 2000 problems. Insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. It is not possible to determine in advance whether and to what extent insureds will incur losses, the amount of the losses, or whether any such losses would be covered under The Hartford's insurance policies. Because of this uncertainty, it is also not possible to determine in advance whether such claim and claim adjustment expenses will have a material impact upon The Hartford's financial condition or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 1999, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of directors to serve for a one year term and (2) the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

Each of the nominees for election as directors was elected to the Board of Directors, and the other item set forth above was approved. Set forth below is the vote tabulation relating to the election of Directors and the ratification of the appointment of Arthur Andersen LLP as auditors:

(1)      Election of Directors

    Name of Director
    Nominees                   Shares For       Shares Withheld*
    ------------------------ ---------------- ---------------------
    Bette B. Anderson          196,488,526        1,162,633
    Rand V. Araskog            195,679,627        1,971,532
    Ramani Ayer                196,549,693        1,101,466
    Robert A. Burnett          196,515,528        1,135,631
    Donald R. Frahm            196,490,353        1,160,806
    Paul G. Kirk, Jr.          196,628,107        1,023,052
    Frederic V. Salerno        193,917,870        3,733,289
    Robert W. Selander         196,689,567          961,592
    Lowndes A. Smith           196,607,932        1,043,227
    H. Patrick Swygert         196,662,278          988,881
    Gordon I. Ulmer            196,551,009        1,100,150
    David K. Zwiener           196,695,566          955,593
    ------------------------ ---------------- ---------------------
*        Shares withheld include broker non-votes and abstentions.

(2)      Ratification of the appointment of Arthur Andersen LLP

        Shares For                           196,071,927
        Shares Against                           801,953
        Shares Abstained                         777,279

Shareholders of record on March 22, 1999 were entitled to vote at the annual meeting. As of that date, there were 226,826,658 shares of the Company's common stock outstanding.

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



                                                       The Hartford Financial
                                                       Services Group, Inc.
                                                       (Registrant)



                                                       /s/ John N. Giamalis
                                                       _------------------------
                                                       John N. Giamalis
                                                       Senior Vice President and
                                                       Controller



August 13, 1999

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX

         Exhibit #
         ---------


          27            Financial Data Schedule is filed herewith.