Form 10-Q
period 1999-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 1999-11-12
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999

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


As of October 31, 1999, there were outstanding 221,620,486 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 1999 and 1998                                             3

Consolidated Balance Sheets - September 30, 1999 and December 31, 1998        4

Consolidated Statements of Changes in Stockholders' Equity - Nine Months
Ended September 30, 1999 and 1998                                             5

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
1999 and 1998                                                                 6

Notes to Consolidated Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signature                                                                    23

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   Consolidated Statements of Income


                                                                          Third Quarter Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                       --------------------------- --------------------------
   (In millions, except for per share data)                                1999          1998         1999          1998
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
                                                                              (Unaudited)                 (Unaudited)
   REVENUES
     Earned premiums and other considerations                          $   2,812     $   2,934     $   8,105    $   8,612
     Net investment income                                                   640           691         1,957        2,060
     Net realized capital gains (losses)                                      (8)           15            30          189
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
          TOTAL REVENUES                                                   3,444         3,640        10,092       10,861
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

   BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                        2,025         2,125         5,939        6,271
     Amortization of deferred policy acquisition costs                       516           537         1,464        1,591
     Other expenses                                                          650           665         1,785        1,960
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                              3,191         3,327         9,188        9,822
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

          OPERATING INCOME                                                   253           313           904        1,039
     Income tax expense                                                       45            80           202          273
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------

          INCOME BEFORE MINORITY INTEREST                                    208           233           702          766
   Minority interest in consolidated subsidiary                              (22)          (19)          (63)         (52)
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------

          NET INCOME                                                   $     186     $     214     $     639    $     714
          ------------------------------------------------------------ ------------- ------------- ------------ -------------

   Basic earnings per share                                            $    0.83     $    0.92     $    2.82    $    3.04
   Diluted earnings per share                                          $    0.82     $    0.91     $    2.79    $    3.00
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
   Weighted average common shares outstanding                              225.3         232.2         226.4        234.5
   Weighted average common shares outstanding and dilutive potential
     common shares                                                         227.8         235.6         229.3        238.0
   ------------------------------------------------------------------- ------------- ------------- ------------ -------------
   Cash dividends declared per share                                   $    0.23     $    0.21     $    0.68    $    0.63
   =================================================================== ============= ============= ============ =============

     See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                   Consolidated Balance Sheets


                                                                                             September 30,      December 31,
(In millions, except for share data)                                                              1999              1998
------------------------------------------------------------------------------------------- ----------------- -----------------
ASSETS                                                                                       (UNAUDITED)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,672 and
    $34,191)                                                                                $      33,282     $      35,331
   Equity securities, available for sale, at fair value (cost of $917 and $846)                     1,156             1,066
   Policy loans, at outstanding balance                                                             4,283             6,687
   Other investments                                                                                  696               612
------------------------------------------------------------------------------------------- ----------------- -----------------
      Total investments                                                                            39,417            43,696
   Cash                                                                                               135               123
   Premiums receivable and agents' balances                                                         2,131             1,833
   Reinsurance recoverables                                                                         4,359             4,978
   Deferred policy acquisition costs                                                                4,922             4,579
   Deferred income tax                                                                              1,380             1,085
   Other assets                                                                                     2,869             2,759
   Separate account assets                                                                         98,340            91,579
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL ASSETS                                                                        $     153,553     $     150,632
        =================================================================================== ================= =================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,013     $      16,449
      Life                                                                                          6,325             6,088
   Other policy claims and benefits payable                                                        16,685            19,774
   Unearned premiums                                                                                2,715             2,478
   Short-term debt                                                                                     31                31
   Long-term debt                                                                                   1,548             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,250
   Other liabilities                                                                                4,440             4,547
   Separate account liabilities                                                                    98,340            91,579
------------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                  147,347           143,744

COMMITMENTS AND CONTINGENCIES, NOTE 3

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          433               465

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,705,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,557             1,591
   Retained earnings                                                                                4,957             4,474
   Treasury stock, at cost - 15,070,593 and 11,310,598 shares                                        (655)             (455)
   Accumulated other comprehensive income (loss)                                                      (88)              811
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  5,773             6,423
        ----------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     153,553     $     150,632
        =================================================================================== ================= =================


See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                    Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 1999
                                                                                      Accumulated Other
                                                                                 Comprehensive Income (Loss)
                                                                                -----------------------------
                                                                                  Unrealized
                                           Common Stock/             Treasury   Gain (Loss) on   Cumulative             Outstanding
                                             Additional    Retained    Stock,     Securities,   Translation               Shares
(Dollars in millions) (Unaudited)         Paid-in Capital  Earnings   at Cost      net of tax   Adjustments    Total  (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                    $1,593        $4,474    $(455)         $811            $--     $6,423       227,395
Comprehensive income
   Net income                                                    639                                              639
   Other comprehensive income (loss), net
    of tax (1)
      Unrealized gain (loss) on securities (2)                                         (862)                     (862)
      Cumulative translation adjustments                                                              (37)        (37)
                                                                                                             ----------
   Total other comprehensive income (loss)                                                                       (899)
                                                                                                             ----------
     Total comprehensive income (loss)                                                                           (260)
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                            (46)                    97                                      51         1,908
Tax benefit on employee stock options
   and awards                                       15                                                             15
Treasury stock acquired                             (3)                  (297)                                   (300)       (5,728)
Dividends declared on common stock                              (156)                                            (156)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                          $1,559        $4,957    $(655)         $(51)         $(37)     $5,773       223,575
------------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1998
                                                                                      Accumulated Other
                                                                                 Comprehensive Income (Loss)
                                                                                -----------------------------
                                                                                  Unrealized
                                           Common Stock/             Treasury   Gain (Loss) on   Cumulative             Outstanding
                                             Additional    Retained    Stock,     Securities,   Translation               Shares
(Dollars in millions) (Unaudited)         Paid-in Capital  Earnings   at Cost      net of tax   Adjustments    Total  (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period as
   previously reported                          $1,660        $3,658     $(65)         $853          $(21)    $6,085        117,976
Two-for-one stock split (3)                        (17)                    17                                               117,976
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period as
   adjusted                                     $1,643        $3,658     $(48)         $853          $(21)    $6,085        235,952
Comprehensive income
   Net income                                                    714                                             714
   Other comprehensive income, net of tax (1)
      Unrealized gain on securities (2)                                                  69                       69
      Cumulative translation adjustments                                                               25         25
                                                                                                            -----------
   Total other comprehensive income                                                                               94
                                                                                                            -----------
     Total comprehensive income                                                                                  808
                                                                                                            -----------
Issuance of shares under incentive and
   stock purchase plans                             12                      40                                    52          1,606
Tax benefit on employee stock options
   and awards                                       15                                                            15
Treasury stock acquired                            (95)                  (330)                                  (425)        (8,236)
Dividends declared on common stock                              (148)                                           (148)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                          $1,575        $4,224    $(338)         $922            $4     $6,387        229,322
====================================================================================================================================

(1) Unrealized gain (loss) on securities is net of tax expense (benefit) of $(464) and $38 for the nine months ended September 30, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.
(2) Net of reclassification adjustment for gains realized in net income of $23 and $123 for the nine months ended September 30, 1999 and 1998, respectively.
(3) On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998.

See Notes to Consolidated Financial Statements.

                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                              Consolidated Statements of Cash Flows

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            ----------------------------------
(In millions)                                                                                       1999             1998
------------------------------------------------------------------------------------------- ----------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $         639     $         714
Adjustments to reconcile net income to net cash provided by operating activities
   Change in receivables, payables and accruals                                                       (43)             (242)
   Decrease in reinsurance recoverables and other related assets                                      338               289
   Increase in deferred policy acquisition costs                                                     (356)             (460)
   Change in accrued and deferred income taxes                                                         29               (98)
   (Decrease) increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                        (16)              588
   Minority interest in consolidated subsidiary                                                        63                52
   Net realized capital gains                                                                         (30)             (189)
   Depreciation and amortization                                                                       48                78
   Other, net                                                                                        (237)               26
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       435               758
------------------------------------------------------------------------------------------- ----------------------------------
INVESTING ACTIVITIES
   Purchase of investments                                                                        (10,785)          (11,443)
   Sale of investments                                                                             11,930             9,769
   Maturity of investments                                                                          1,536             1,727
   Sale (purchase) of affiliate                                                                        21              (359)
   Additions to plant, property and equipment                                                         (79)              (88)
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                          2,623              (394)
------------------------------------------------------------------------------------------- ----------------------------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                                --               (60)
   Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures
                                                                                                        --               250
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                         (2,649)              (52)
   Dividends paid                                                                                    (156)             (146)
   Acquisition of treasury stock                                                                     (287)             (400)
   Proceeds from issuances under incentive and stock purchase plans                                    50                37
------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                                       (3,042)             (371)
------------------------------------------------------------------------------------------- ----------------------------------
   Foreign exchange rate effect on cash                                                                (4)                2
------------------------------------------------------------------------------------------- ----------------------------------
   Net increase in cash                                                                                12                (5)
   Cash - beginning of period                                                                         123               140
------------------------------------------------------------------------------------------- ----------------------------------
      CASH - END OF PERIOD                                                                  $         135     $         135
------------------------------------------------------------------------------------------- ----------------------------------

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Net Cash Paid During the Period For:
Income taxes                                                                                $         110     $         308
Interest                                                                                    $         145     $         147

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in millions except per share data unless otherwise stated)

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

In November 1998, the Emerging Issues Task Force ("EITF") reached consensus on issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for the quarter and nine months ended September 30, 1999 would have been approximately $1 and $2 lower, respectively, and cumulatively over the life of the instrument would have been $24 higher had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

NOTE 2.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                                                Third Quarter Ended                      Nine Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 September 30, 1999                                       Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    186        225.3   $   0.83        $    639         226.4   $   2.82
                                                                               -------------                            ------------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          2.5                         --           2.9
                                                       ------------------------                -------------------------
 Income available to common shareholders plus assumed
   conversions                                         $    186        227.8   $   0.82        $    639         229.3   $   2.79
 -----------------------------------------------------------------------------------------------------------------------------------

                                                                Third Quarter Ended                      Nine Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 September 30, 1998                                       Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share
  Income available to common shareholders              $    214        232.2   $   0.92        $    714         234.5   $   3.04
                                                                               -------------                            ------------
 Diluted Earnings per Share
  Options and contingently issuable shares                   --          3.4                         --           3.5
                                                       ------------------------                -------------------------
 Income available to common shareholders plus assumed
   conversions                                         $    214        235.6   $   0.91        $    714         238.0   $   3.00
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

(c)      Investments

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services Inc. ("CFS") a securitizer and servicer of asset backed securities, and in December 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a $36, after-tax, writedown related to the asset backed securities during the fourth quarter of 1998.

In June 1999, CFS ceased operations at which time the Company recognized an additional $42, after-tax, writedown. In August 1999, the Company sold all of its CFS holdings at a nominal gain, recovering its June 30, 1999 amortized cost of $34.

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

Revenues
                                                                               Third Quarter Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                           ---------------------------------------------------------
                                                                               1999          1998           1999          1998
                                                                           ---------------------------------------------------------
Earned premiums and other considerations
  Commercial                                                               $      852    $      851    $    2,456     $    2,569
  Personal                                                                        634           572         1,859          1,667
  Reinsurance                                                                     179           215           516            527
------------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty earned premiums and other
     considerations                                                             1,665         1,638         4,831          4,763
   Net investment income                                                          209           210           636            618
   Net realized capital gains                                                      --            --            22            121
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                              1,874         1,848         5,489          5,502
Life                                                                            1,420         1,287         4,112          3,846
International                                                                     114           465           382          1,389
Other Operations                                                                   36            40           109            124
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                       $    3,444    $    3,640    $   10,092     $   10,861
====================================================================================================================================


Core Earnings
                                                                               Third Quarter Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                           ---------------------------------------------------------
                                                                               1999          1998           1999          1998
                                                                           ---------------------------------------------------------
Underwriting results
  Commercial                                                               $      (32)   $      (51)   $     (127)    $     (207)
  Personal                                                                        (14)           32            31             78
  Reinsurance                                                                     (35)          (18)          (44)           (30)
------------------------------------------------------------------------------------------------------------------------------------
     North American Property & Casualty underwriting results                      (81)          (37)         (140)          (159)
     Net investment income                                                        209           210           636            618
     Income taxes and other expenses                                              (42)          (61)         (175)          (132)
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                                 86           112           321            327
Life                                                                              119           100           339            278
International                                                                       4             9            16             35
Other Operations                                                                  (22)          (17)          (60)           (49)
------------------------------------------------------------------------------------------------------------------------------------
      Total core earnings                                                         187           204           616            591
     Net realized capital gains (losses), after-tax                                (1)           10            23            123
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                                           $      186    $      214    $      639     $      714
====================================================================================================================================

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford as of September 30, 1999, compared with December 31, 1998, and its results of operations for the third quarter and nine months ended September 30, 1999 compared with the equivalent 1998 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1998 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations: Operating Summary          10
North American Property & Casualty                             12
Commercial                                                     12
Personal                                                       12
Reinsurance                                                    13
Life                                                           13
International                                                  14
Other Operations                                               14
Environmental and Asbestos Claims                              15
Investments                                                    16
Capital Markets Risk Management                                18
Capital Resources and Liquidity                                19
Regulatory Initiatives and Contingencies                       20
Accounting Standards                                           21


CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    3,444    $    3,640     $   10,092     $   10,861
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      186    $      214     $      639     $      714
Less:  Net realized capital gains (losses), after-tax                               (1)           10             23            123
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      187    $      204     $      616     $      591
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

Revenues for the third quarter and nine months ended September 30, 1999 decreased $196, or 5%, and $769, or 7%, respectively, over the comparable prior year periods, primarily as a result of the November 1998 sale of United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh"), which was The Hartford's largest international subsidiary, and lower net realized capital gains (losses), partially offset by premium growth in North American Property & Casualty and Life. (For an analysis of net realized capital gains (losses), see the Investments section.)

Core earnings decreased $17, or 8%, for the third quarter and increased $25, or 4%, for the nine months ended September 30, 1999, compared with the same prior year periods. The decrease for the quarter was due primarily to increased underwriting losses, primarily the result of higher catastrophe losses in North American Property & Casualty, partially offset by higher fee income in the Investment Products operation of the Life segment as a result of increasing account values. The increase for the nine month period was the result of higher fee income in the Investment Products operation and lower catastrophe losses, partially offset by a decrease in International earnings as a result of the sale of London & Edinburgh.

The effective tax rates for the third quarter and nine months ended September 30, 1999 were 18% and 22%, respectively, compared to 26% for both comparable periods in 1998. The decrease in the effective tax rates for the 1999 periods was primarily due to an increase in the proportionate share of tax-exempt net investment income to total pre-tax income for the third quarter and nine months ended September 30, 1999 compared with the same prior year periods. Tax-exempt interest earned on invested assets was the principal cause of effective tax rates lower than the 35% U.S.
statutory rate.

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



Underwriting Results                                                            Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Commercial                                                                  $      (32)   $      (51)    $     (127)    $     (207)
Personal                                                                           (14)           32             31             78
Reinsurance                                                                        (35)          (18)           (44)           (30)
------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                      $      (81)   $      (37)    $     (140)    $     (159)
====================================================================================================================================

The following is a summary of core earnings and net income.

Core earnings                                                                   Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
North American Property & Casualty                                          $       86    $      112     $      321     $      327
Life                                                                               119           100            339            278
International                                                                        4             9             16             35
Other Operations                                                                   (22)          (17)           (60)           (49)
------------------------------------------------------------------------------------------------------------------------------------
   Core earnings                                                            $      187    $      204     $      616     $      591
====================================================================================================================================

Net income                                                                      Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
North American Property & Casualty                                          $       86    $      112     $      335     $      405
Life                                                                               119           100            339            278
International                                                                        3            18             26             78
Other Operations                                                                   (22)          (16)           (61)           (47)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                               $      186    $      214     $      639     $      714
====================================================================================================================================

An analysis of the operating results summarized above, is included on the following pages. Environmental and Asbestos Claims and Investments are discussed in separate sections.

NORTH AMERICAN PROPERTY & CASUALTY

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    1,874    $    1,848     $    5,489     $    5,502
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $       86    $      112     $      335     $      405
Less:  Net realized capital gains, after-tax                                        --            --             14             78
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $       86    $      112     $      321     $      327
====================================================================================================================================

Revenues for North American Property & Casualty increased $26 for the third quarter and decreased $13 for the nine months ended September 30, 1999 compared with the same prior year periods. The increase for the third quarter was primarily due to a $27 increase in earned premiums and other considerations. For the nine month period, the decrease was due to a $99 decline in pre-tax net realized capital gains, $55 of proceeds in the first quarter of 1998 from the sale of renewal rights and other considerations related to the Industrial Risk Insurance pool ("IRI transaction"), partially offset by a $123 increase in earned premiums and other considerations and higher net investment income of $18. Core earnings decreased $26, or 23%, for the third quarter and $6, or 2%, for the nine months ended September 30, 1999 compared with the same periods in 1998. The decrease for the quarter was primarily due to adverse catastrophe losses totaling $61, after-tax, for the quarter ended September 30, 1999 compared to $40, after-tax, for the same period in 1998. For the nine month period, the decrease was primarily the result of proceeds received in 1998 related to the IRI transaction and an increase in non-underwriting expenses, partially offset by higher net investment income and changes in underwriting results as discussed below.


COMMERCIAL

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                            $      808    $      795     $    2,369     $    2,421
Underwriting results                                                        $      (32)   $      (51)    $     (127)    $     (207)
Combined ratio                                                                   104.7         106.6           105.5          108.1
====================================================================================================================================

Commercial written premiums increased $13, or 2%, for the third quarter and decreased $52, or 2%, for the nine months ended September 30, 1999 compared with the same periods in 1998. The increase for the third quarter was primarily due to continued solid growth in the small commercial businesses, with Select Customer up 15% and Commercial Affinity up 22%. Partially offsetting this growth were decreases in mid-market standard commercial business (Key Accounts) of 11% and Major/National Accounts of 2%. For the nine month period, increases in Select Customer of 13% and Commercial Affinity of 22% were more than offset by decreases in Key Accounts of 11%, Major/National Accounts of 15% and Other of 7%. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of the growth businesses. The declines in middle and large commercial markets continued to be attributable to the highly competitive marketplace and reaction to price increases by The Hartford.

Underwriting results improved $19, or 1.9 combined ratio points, for the third quarter and $80, or 2.6 combined ratio points, for the nine months ended September 30, 1999 compared with the same prior year periods. The improvement in underwriting results for both periods was primarily the result of favorable loss and loss expense due to continued underwriting discipline across the Commercial segment. Partially offsetting the improvement for the quarter were increased catastrophe related losses of $22, or 2.6 combined ratio points. For the nine month period, loss reserves established in the first quarter of 1998 as part of the sale of IRI also contributed to the increase.

PERSONAL

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                           $       651    $      578     $    1,846     $    1,658
Underwriting results                                                       $       (14)   $       32     $       31     $       78
Combined ratio                                                                   102.5          94.4           99.9           95.3
====================================================================================================================================

Personal written premiums increased $73, or 13%, for the third quarter and $188, or 11%, for the nine months ended September 30, 1999 over the comparable prior year periods. Written premiums for Agency, including Omni and Affinity, increased $57 for the quarter and $139 for the nine month period, contributing 10% and 8%, respectively, to the segment's growth.

In the third quarter of 1999, non-standard automobile coverage through Omni was introduced in three additional states and is now available in 27 states, up from 13 at the time of Omni's acquisition in 1998. Also, AARP written premiums increased $16, or 5%, for the quarter and $49, or 5%, for the nine month period contributing 3% to the segments growth in both periods.

Underwriting results decreased $46, or 144%, for the third quarter and $47, or 60%, for the nine months ended September 30, 1999 with a corresponding 8.1 point increase in the combined ratio for the quarter and a 4.6 point increase for the nine month period compared with 1998. The decrease in underwriting results and related increase in the combined ratio was principally driven by expenses, up
4.2 points for the quarter and 2.9 points for the nine months ended September 30, 1999 compared to 1998 and catastrophe experience which contributed 3.0 points to the increase in combined ratio for the quarter and 0.1 points to the increase for the nine month period compared to 1998. Underwriting expenses increased due to investments in alternative distribution channels and growth initiatives, in addition to increased commission expense related to the premium growth from independent agents. Loss adjustment expense increased due to investments in claim initiatives to lower overall loss costs.


REINSURANCE

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Written premiums                                                            $      169    $      212     $      561     $      537
Underwriting results                                                        $      (35)   $      (18)    $      (44)    $      (30)
Combined ratio                                                                   119.8         108.3          108.1          106.6
====================================================================================================================================

Reinsurance written premiums decreased $43, or 20%, for the third quarter and increased $24, or 4%, for the nine months ended September 30, 1999 compared with the same prior year periods. The decrease was primarily due to a single finite-risk account in excess of $70 written in the third quarter of 1998. Excluding this transaction, premiums increased $27, or 19%, for the third quarter and $94, or 20%, for the nine months ended September 30, 1999 compared with the same periods in 1998. This increase was primarily due to the first quarter 1999 acquisition of renewal rights to the ongoing reinsurance business of Vesta Fire Insurance Corp., a subsidiary of Vesta Insurance Group Inc. Underwriting results decreased $17, or 94%, for the third quarter and $14, or 47%, for the nine months ended September 30, 1999 with a corresponding 11.5 point increase in the combined ratio for the quarter and a 1.5 point increase for the nine month period compared with 1998. The decrease in underwriting results for both periods was due primarily to unfavorable development in prior underwriting year losses concentrated in a few classes of business. The increase in the combined ratio for both periods reflected the unfavorable development in addition to an increase in commissions due to a shift to pro rata business as a result of the Vesta acquisition.

LIFE

Operating Summary [1]                                                           Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $    1,420    $    1,287     $    4,112     $    3,846
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $      119    $      100     $      339     $      278
Less:  Net realized capital gains, after-tax                                        --            --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      119    $      100     $      339     $      278
====================================================================================================================================

[1] Life results are presented before the effect of the approximately 19% minority interest in HLI, which is reflected in Other Operations.

Revenues in the Life segment increased $133, or 10%, and $266, or 7%, for the third quarter and nine months ended September 30, 1999, as compared to the third quarter and nine months ended September 30, 1998, respectively. This increase was primarily attributable to the Investment Products operation where revenues increased $70, or 16%, and $162, or 12%, respectively, over the comparable 1998 periods due to a substantial increase in the aggregate fees earned as a result of increased assets under management. Investment Products' average assets under management increased $18.5 billion, or 25%, to $92.7 billion as of September 30, 1999 from $74.2 billion as of September 30, 1998 due to strong net cash flow (new sales less surrenders) related primarily to the individual variable annuity and mutual fund operations, as well as equity market appreciation. In addition, revenues in the Employee Benefits operation, excluding buyouts, increased $52, or 12%, and $122, or 9%, for the third quarter and nine months ended September 30, 1999, as compared to the third quarter and nine months ended September 30, 1998, respectively, as a result of strong sales and persistency. However, Corporate Owned Life Insurance ("COLI") revenues for the nine months ended September 30, 1999 compared to the equivalent 1998 period decreased $32, or 5%, primarily due to revenues associated with significant sales in the first quarter of 1998.

The increase in core earnings of $19, or 19%, and $61, or 22%, for the third quarter and nine months ended September 30, 1999, respectively, compared to the equivalent prior year periods was primarily related to growth in Investment Products, as well as increased earnings in Individual Life, Employee Benefits and COLI. Investment Products' core earnings increased $16, or 24%, and $48, or 25%, for the third quarter and nine months ended September 30, 1999, respectively, compared to the equivalent prior year periods, as a result of higher fee income earned on increased assets under management due to strong net cash flow and equity market appreciation.
Individual Life's core earnings increased $2, or 12%, and $6, or 13%, respectively, compared to the prior year periods, primarily due to continued growth in variable life account values. Employee Benefits' core earnings increased $2, or 11%, and $6, or 12%, respectively, compared to the prior year periods as a result of increased premium revenues, excluding buyouts, and increased after-tax net investment income. Core earnings for COLI increased $2, or 33%, for the third quarter and $4, or 22%, for the nine months ended September 30, 1999 over the comparable prior year periods due to increased fee income associated with growth in variable COLI account values and earnings associated with MBL business. (For a discussion of the MBL Recapture, see
"Acquisitions" under the Capital Resources and Liquidity section in The Hartford's 1998 Form 10-K Annual Report.)

INTERNATIONAL

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $      114    $      465     $      382     $    1,389
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $        3    $       18     $       26     $       78
Less:  Net realized capital gains (losses), after-tax                               (1)            9             10             43
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $        4    $        9     $       16     $       35
====================================================================================================================================

International segment operating results for 1998 included operating activity from London & Edinburgh, which was sold on November 16, 1998. Excluding London & Edinburgh, International revenues decreased $9, or 7%, for the third quarter and $16, or 4%, for the nine months ended September 30, 1999 over the comparable periods in 1998. The decrease was primarily due to a decline in net realized capital gains of $11, or 137%, for the third quarter and $38, or 73%, for the nine months ended September 30, 1999 compared with the prior year periods. (For an analysis of net realized capital gains (losses), see the Investments section.) Also contributing to the decrease for the third quarter was a negative foreign exchange impact on revenues of $6, primarily due to weakness in the Dutch guilder and Spanish peseta versus the prior year. Partially offsetting the decrease in both periods was an increase in earned premiums of $5, or 5%, for the third quarter and $24, or 8%, for the nine months ended September 30, 1999 due to continued growth in automobile business at Hartford Seguros (formerly Ercos) in Spain and, for the nine month period, growth in health and life business at Zwolsche in the Netherlands. Foreign exchange impacts on total revenues were not material for the nine months ended September 30, 1999 compared to the same period in 1998.

Excluding London & Edinburgh, core earnings for the third quarter ended September 30, 1999 decreased $3, or 43%, compared to the same period of 1998, primarily due to a higher loss ratio in Spain, higher non-underwriting expenses and costs associated with implementing the Euro currency requirements in the Netherlands. For the nine month period ended September 30, 1999, core earnings, excluding London & Edinburgh, decreased $5, or 24%, over the comparable 1998 period. The decrease was due to higher loss ratios in automobile in each operating location and lower net investment income in the European operations as a result of a decrease in interest rates. Foreign exchange impacts on core earnings for the third quarter and nine months ended September 30, 1999 were not material when compared to the same periods in 1998.

OTHER OPERATIONS

Operating Summary                                                               Third Quarter Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                1999           1998           1999           1998
                                                                            -------------- -------------- -------------- -----------
Total revenues                                                              $       36    $       40     $      109     $      124
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $      (22)   $      (16)    $      (61)    $      (47)
Less:  Net realized capital gains (losses), after-tax                               --             1             (1)             2
------------------------------------------------------------------------------------------------------------------------------------
Core earnings                                                               $      (22)   $      (17)    $      (60)    $      (49)
====================================================================================================================================

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business as well as the effect of an approximate 19% minority interest in HLI's operating results.

Revenues decreased $4, or 10%, for the third quarter and $15, or 12%, for the nine months ended September 30, 1999 compared to the same prior year periods. The decrease in revenues is consistent with the runoff nature of these operations. Excluding minority interest, year to date core earnings were flat compared to earnings from the prior year.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the nine months ended September 30, 1999 and the year ended December 31, 1998, was as follows (net of reinsurance):



                        Environmental and Asbestos Claims
                      Claims and Claim Adjustment Expenses

                                                               Nine Months Ended                           Year Ended
                                                              September 30, 1999                        December 31, 1998
                                                    ---------------------------------------- ---------------------------------------
                                                     Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                    ---------------- ----------- ----------- ---------------- ----------- ----------
 Beginning liability                                $      1,144      $   648    $    1,792  $      1,312      $     688  $   2,000
 Claims and claim adjustment expenses incurred                 9            4            13            --              6          6
 Claims and claim adjustment expenses paid                  (142)         (37)         (179)         (150)           (64)      (214)
 Other [1]                                                    --           --            --           (18)            18         --
 -------------------------------------------------- -- -------------- - -------- -- -------- -- -------------- -- ------- -- -------
 Ending liability [2]                               $      1,011      $   615    $    1,626  $      1,144      $     648  $   1,792
 ================================================== == ============== = ======== == ======== == ============== == ======= == =======

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for December 31, 1998.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,519 and $1,711 for September 30, 1999 and December 31, 1998, respectively. Gross of reinsurance as of September 30, 1999 and December 31, 1998, reserves for environmental and asbestos were $1,635 and $1,510 and $1,850 and $1,653, respectively.


The Hartford believes that the environmental and asbestos reserves recorded at September 30, 1999 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $14.6 billion at September 30, 1999 and were comprised of fixed maturities of $13.6 billion and other investments of $963, primarily equity securities.

                    Fixed Maturities by Type
-----------------------------------------------------------------
                           September 30, 1999 December 31, 1998
-----------------------------------------------------------------
Type                      Fair Value Percent Fair Value  Percent
-----------------------------------------------------------------

Municipal - tax-exempt      $  8,249   60.6%  $  8,804    61.5%
Corporate                      2,043   15.0%     2,119    14.8%
Commercial MBS                   857    6.3%       834     5.8%
Gov't/Gov't agencies - For.      596    4.4%       501     3.5%
MBS - agency                     493    3.6%       348     2.4%
ABS                              445    3.3%       500     3.5%
CMO                              279    2.0%       415     2.9%
Gov't/Gov't agencies - U.S.       37    0.3%        46     0.3%
Municipal - taxable               18    0.1%        24     0.2%
Short-term                       495    3.6%       663     4.6%
Redeemable preferred stock       104    0.8%        65     0.5%
-----------------------------------------------------------------
   Total fixed maturities   $ 13,616  100.0%  $ 14,319   100.0%
-----------------------------------------------------------------

The taxable equivalent duration of the September 30, 1999 fixed maturity portfolio was 5.2 years compared to 4.8 years at December 31, 1998. The change in taxable equivalent duration was primarily due to the purchase of longer duration securities and an increase in interest rates. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

Investment Results

The table below summarizes North American Property & Casualty's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          -------------------  -------------------
                            1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income,
  before-tax             $   209   $   210    $  636    $   618
Net investment income,
  after-tax [1]          $   169   $   166    $  512    $   492
Yield on average
  invested assets,           5.8%      5.9%      5.9%       5.8%
  before-tax [2]
Yield on average
  invested assets,           4.7%      4.7%      4.7%       4.6%
  after-tax [1] [2]
Net realized capital
  gains, before-tax      $    --   $    --    $   22    $   121
------------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1999, before-tax income was relatively flat compared to the same period in 1998, while after-tax net investment income increased 2% to $169. For the nine months ended September 30, 1999, before-tax income increased 3% to $636 while after-tax income increased 4% to $512. These increases were primarily due to an increase in income from limited partnership investments, as well as the reallocation of assets in the fourth quarter of 1998 from equities to fixed maturities, which also positively impacted both before and after-tax yields. After-tax net investment income for the quarter and nine months was also favorably impacted by the fourth quarter 1998 reallocation of assets from taxable bonds to tax-exempt bonds.

For the nine months ended September 30, 1999, net realized capital gains included a $9, after-tax, impairment of asset backed securities securitized and serviced by Commercial Financial Services Inc. ("CFS"). The CFS securities were sold in August of 1999 at a nominal gain. (For additional information on CFS, see Note 3 of Notes to Consolidated Financial Statements under "Investments".) Net realized capital gains for the nine month period decreased from the respective prior year period, primarily as a result of opportunities taken in 1998 as a result of a strong equity market.

LIFE

Invested assets, excluding separate accounts, totaled $21.6 billion at September 30, 1999 and were comprised of $16.8 billion of fixed maturities, $4.3 billion of policy loans, and other investments of $542. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $2.4 billion from December 31, 1998, as a result of the declining block of leveraged COLI business.

                    Fixed Maturities by Type
-----------------------------------------------------------------
                           September 30, 1999 December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

Corporate                   $  8,000   47.6%  $  7,898    44.6%
ABS                            2,514   15.0%     2,465    13.9%
Commercial MBS                 2,048   12.2%     2,036    11.5%
Municipal - tax-exempt         1,027    6.1%       916     5.2%
MBS - agency                     876    5.2%       503     2.9%
CMO                              645    3.8%       831     4.7%
Gov't/Gov't agencies - For.      401    2.4%       530     3.0%
Gov't/Gov't agencies - U.S.      241    1.4%       166     0.9%
Municipal - taxable              166    1.0%       223     1.3%
Short-term                       837    5.0%     2,119    12.0%
Redeemable preferred stock        47    0.3%         5     --
-----------------------------------------------------------------
   Total fixed maturities   $ 16,802  100.0%  $ 17,692   100.0%
-----------------------------------------------------------------

Short-term securities declined primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          -------------------  -------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income -
 Excluding policy loans  $   291   $   294    $   865   $   876
Policy loan income            90        99        298       309
                           ---------------------------------------
Net investment income -
  total                      381       393      1,163     1,185
Yield on average
  invested assets [1]        6.9%      7.5%       6.7%      7.6%
Net realized capital     $    (5)  $    --    $    (5)  $    --
  (losses)
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the third quarter and nine months ended September 30, 1999 decreased 3% and 2%, respectively, compared to the equivalent prior year periods. Yield on average invested assets declined 0.6% and 0.9% for the third quarter and nine months ended September 30, 1999, respectively. This decline was the result of a decrease in policy loan weighted-average interest rates, which declined to 7.9% as of September 30, 1999 from 11.0% as of September 30, 1998, combined with an increase in average policy loan balances.

For the nine months ended September 30, 1999, net realized capital gains on the sale of equity securities and fixed maturities partially offset a $32, after-tax, impairment of asset-backed securities securitized and serviced by CFS. The CFS securities were sold in August of 1999 at a nominal gain. (For additional information on CFS, see Note 3 of Notes to the Consolidated Financial Statements under "Investments".)

INTERNATIONAL

Invested assets, excluding separate accounts, were $1.1 billion at September 30, 1999 and were comprised of fixed maturities of $738 and other investments of $345, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                           September 30, 1999 December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Gov't/Gov't agencies - For. $    503   68.1%  $    611    72.4%
Corporate                        146   19.8%       109    12.9%
Short-term                        89   12.1%       124    14.7%
-----------------------------------------------------------------
   Total fixed maturities   $    738  100.0%  $    844   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          -------------------  -------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income    $    15   $    48    $   49    $   137
Yield on average
  invested assets [1]        5.9%      7.0%      6.1%       6.8%
Net realized capital
  gains (losses)         $    (3)  $    14    $   14    $    65
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter and nine months ended September 30, 1999, before-tax net investment income decreased from the respective prior year periods, primarily due to the effects of the London & Edinburgh sale in November 1998. Excluding the London & Edinburgh results, investment income remained relatively flat to the prior year periods. Yield on average invested assets for the third quarter and nine months ended September 30, 1999, decreased 1.1% and 0.7%, respectively, primarily due to lower short-term interest rates in certain international markets.

Net realized capital gains (losses) for the third quarter and nine months ended September 30, 1999 decreased from the respective prior year periods, primarily due to opportunities taken in 1998 as a result of a favorable equity market in the Netherlands.

OTHER OPERATIONS

Invested assets were $2.1 billion at September 30, 1999 and were substantially comprised of fixed maturities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                           September 30, 1999 December 31, 1998
-----------------------------------------------------------------
Type                       Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

Corporate                  $   1,379   64.9%  $  1,603    64.7%
Commercial MBS                   190    8.9%       145     5.9%
ABS                              158    7.4%       224     9.0%
Gov't/Gov't agencies - U.S.       68    3.2%        82     3.3%
Gov't/Gov't agencies - For.       63    3.0%        50     2.0%
Municipal - taxable               38    1.8%        40     1.6%
MBS - agency                      33    1.5%        41     1.7%
CMO                               12    0.6%        20     0.8%
Short-term                       177    8.3%       262    10.6%
Redeemable preferred stock         8    0.4%         9     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,126  100.0%  $  2,476   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                             Third Quarter     Nine Months Ended
                          Ended September 30,    September 30,
                          -------------------  -------------------
(before-tax)                1999      1998       1999      1998
------------------------- --------- ---------- --------- ---------
Net investment income    $    35   $    40    $  109    $   120
Yield on average
  invested assets [1]        6.4%      6.7%      6.4%       6.6%
Net realized capital
  gains (losses)         $    --   $     1    $   (1)   $     3
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the quarter ended September 30, 1999 decreased 12% to $35. For the nine months ended September 30, 1999, net investment income decreased 9% to $109. The decreases in net investment income in both the third quarter and nine month periods were primarily due to the reduction in invested assets as a result of the funding of runoff liabilities. In addition, yields for the third quarter and nine months ended September 30, 1999 decreased 0.3% and 0.2%, respectively, compared to the equivalent prior year periods.

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

Property and Casualty Operations

As of September 30, 1999, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                           September 30, 1999 December 31, 1998
-----------------------------------------------------------------
 Credit Quality            Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    761    4.7%  $    805     4.7%
 AAA                           6,258   38.9%     6,570    38.2%
 AA                            3,456   21.5%     3,209    18.7%
 A                             2,791   17.4%     3,409    19.8%
 BBB                           1,423    8.8%     1,508     8.8%
 BB & below                      674    4.2%       682     3.9%
 Short-term                      716    4.5%     1,016     5.9%
-----------------------------------------------------------------
   Total fixed maturities   $ 16,079  100.0%  $ 17,199   100.0%
-----------------------------------------------------------------

LIFE OPERATIONS

As of September 30, 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                           September 30, 1999  December 31, 1998
------------------------------------------------------------------
 Credit Quality            Fair Value Percent  Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,595    9.9%  $  2,596     9.3%
 AAA                           3,943   15.0%     3,907    14.0%
 AA                            3,313   12.6%     2,716     9.7%
 A                             8,546   32.5%     8,878    31.8%
 BBB                           6,118   23.3%     7,019    25.2%
 BB & below                      579    2.2%       492     1.8%
 Short-term                    1,180    4.5%     2,298     8.2%
-----------------------------------------------------------------
   Total fixed maturities   $ 26,274  100.0%  $ 27,906   100.0%
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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $10.0 billion and $11.3 billion at September 30, 1999 and December 31, 1998, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:


                                                                                           September 30, 1999     December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $             31       $             31
Long-term debt                                                                                      1,548                  1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,250                  1,250
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          2,829       $          2,829
       -----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $            470       $            414
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss) on securities, net of tax                        $          5,824       $          5,612
Unrealized gain (loss) on securities, net of tax                                                      (51)                   811
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          5,773       $          6,423
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $          9,123       $          8,855
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                                49%                    50%
Debt to capitalization  [2] [3]                                                                        31%                    32%
====================================================================================================================================

[1] Excludes unrealized gain (loss) on securities, net of tax, of $(37) and $51 for September 30, 1999 and December 31, 1998, respectively.
[2]   Excludes unrealized gain (loss) on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 27% and 28% as of September 30, 1999 and December 31, 1998, respectively, and the debt to capitalization ratios were 17% and 18%, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain (loss) on securities, net of tax, increased by $268 as of September 30, 1999 compared to December 31, 1998. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock and the net effect of treasury stock acquired.

STOCKHOLDERS' EQUITY

Dividends - On May 20, 1999, The Hartford's Board of Directors approved a 5% increase in the quarterly dividend to $0.23 per share, payable on July 1, 1999 to shareholders of record as of June 1, 1999. On July 15, 1999, The Hartford declared a dividend on its common stock of $0.23 per share, payable October 1, 1999 to shareholders of record as of September 1, 1999. An additional 4% increase in the quarterly dividend to $0.24 per share, payable on January 3, 2000 to shareholders of record as of December 1, 1999, was approved by The Hartford's Board of Directors on October 21, 1999.

Treasury Stock - During the nine months ended September 30, 1999, The Hartford repurchased 5.7 million shares of its common stock in the open market at a total cost of $300 under the Company's $1.0 billion repurchase program authorized in December 1997. Since the inception of the repurchase program, The Hartford has repurchased 16.5 million shares at a total cost of $847. Some of these repurchased shares have been reissued pursuant to certain stock-based benefit plans. In October 1999, The Hartford's Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. This repurchase authorization will be initiated when the prior repurchase authorization granted in December 1997 is complete, and will cover a three-year period.

Unrealized Gain (Loss) - Unrealized gain (loss) on securities, net of tax, decreased by $862 as of September 30, 1999 compared to December 31, 1998. The change resulted primarily from the impact of increased interest rates on the fixed maturity portfolio.

RATINGS

On February 8, 1999, A.M. Best assigned first time ratings of a+ ("strong") to The Hartford Financial Services Group, Inc.'s senior debt, Hartford Capital I and II quarterly income preferred securities, HLI's senior debt and HLI's Capital I trust preferred securities.

CASH FLOWS
                                            Nine Months Ended
                                              September 30,
                                        --------------------------
                                            1999         1998
------------------------------------------------------------------
Cash provided by operating activities   $       435  $       758
Cash provided by (used for)
   investing activities                 $     2,623  $      (394)
Cash used for financing activities      $    (3,042) $      (371)
Cash - end of period                    $       135  $       135
------------------------------------------------------------------

The decrease in cash provided by operating activities was primarily the result of higher claim payments, partially offset by a decrease in income taxes paid. The change in both investing and financing cash flow was primarily the result of an increase in disbursements for investment type contracts related to the leveraged COLI block of business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in September 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt Codification and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that Codification will have on the statutory financial statements of The Hartford.

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

Internal Year 2000 Efforts and Timetable

Beginning in 1990, The Hartford began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, The Hartford's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of The Hartford's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, The Hartford substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. The Hartford has completed internal integrated testing related to initiative (5) and will continue external integrated testing into the fourth quarter of 1999.

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

Year 2000 Costs

The after-tax costs of The Hartford's Year 2000 efforts that were incurred prior to the year ended December 31, 1998, were not material to The Hartford's financial condition or results of operations. For the year ended December 31,1998, the after-tax costs were approximately $23. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $18 to $20, of which approximately $13 were incurred for the nine months ended September 30, 1999. These costs are being expensed as incurred.

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

The Hartford has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of The Hartford's critical business functions on critical third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Rollover and Event Management

A Corporate Event Management Team has been established to monitor the corporate-wide rollover from 1999 to 2000. In addition, each business unit has developed detailed rollover plans that will be managed and coordinated by its individual Business Unit Event Management Centers.

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





November 12, 1999

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX



         Exhibit #
         ---------


          27            Financial Data Schedule is filed herewith.