Form 10-K
period 1999-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2000-03-24
CIK 874766

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, there were outstanding 214,581,962 shares of Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $6,662,649,969 based on the closing price of $31.25 per share of the Common Stock on the New York Stock Exchange on February 29, 2000.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
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
                 Signatures                                                 II-1
                 Exhibits Index                                             II-2

PART I

Item 1.  BUSINESS OF THE HARTFORD
(Dollar amounts in millions except for share data unless otherwise stated)

GENERAL

The Hartford Financial Services Group, Inc., and its subsidiaries (The Hartford or the Company), headquartered in Connecticut, are among the largest providers of both property and casualty insurance and life insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 1999, total assets and total stockholders' equity of The Hartford were $167.1 billion and $5.5 billion, respectively.

The Hartford Financial Services Group, Inc., a Delaware corporation, was formed in December, 1985 as a wholly-owned subsidiary of ITT Corporation (ITT). On December 19, 1995, ITT distributed all of the outstanding shares of The Hartford Financial Services Group, Inc. to ITT shareholders of record in an action known herein as the Distribution. As a result of the Distribution, The Hartford became an independent, publicly traded company.

Pursuant to the initial public offering on May 22, 1997 (the Offering) of Class A common stock of Hartford Life, Inc. (HLI), the holding company parent of The Hartford's significant life insurance subsidiaries, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI. As of December 31, 1999, The Hartford continued to maintain an approximate 81% equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. (London & Edinburgh) subsidiary to Norwich Union, a leading provider of general and life insurance in the United Kingdom. The Hartford received approximately $525, before costs of sale, and reported an after-tax net realized capital gain of $33 related to the transaction. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.

As a holding company, The Hartford Financial Services Group, Inc. has no significant business operations of its own and, therefore, relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations.
Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

REPORTING SEGMENTS

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While not considered a segment, the Company also reports results for North American Property & Casualty, which include the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income and net realized capital gains and losses. Other Operations include operations which have ceased writing new business. Also included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A on pages 11 to 44 and
Note 17 of Notes to Consolidated Financial Statements.

NORTH AMERICAN PROPERTY & CASUALTY

North American Property & Casualty is the tenth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 1998 according to A.M. Best. North American Property & Casualty generated $7.3 billion in revenues, $6.4 billion in written premiums and $448 in net income in 1999. Total assets for North American Property & Casualty were $21.5 billion as of December 31, 1999.

COMMERCIAL

The Commercial segment provides insurance coverages to commercial accounts throughout the United States and Canada. Commercial is organized into three customer markets: Business Insurance, Commercial Affinity and Commercial Specialty. Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). Commercial Affinity provides commercial risk management products and services to small and mid-sized members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients (Major/National) and insureds requiring a variety of specialized coverages. The Commercial segment had $3.2 billion in written premiums and a $171 underwriting loss in 1999.

Principal Products
------------------

The Commercial segment offers workers' compensation, property, automobile, liability, marine, agricultural and bond coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided.

Methods of Distribution
-----------------------

The Commercial segment provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional and district office locations and insurance centers. The segment markets its products nationwide utilizing a variety of distribution networks including the use of approximately 5,400 independent agents, wholesalers and direct marketing including trade associations, customers of financial institutions and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

Competition
-----------

The commercial insurance industry continues to be a highly challenging environment in which the Commercial segment competes with other stock companies, mutual companies, self insurers and other underwriting organizations. Intense competition within the financial services industry continues to create difficult market conditions in the commercial industry. This competitive environment is created by tremendous price competition, consolidation and globalization of companies, excess capital within the commercial insurance industry, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction.

PERSONAL

The Hartford ranks among the largest carriers of personal lines insurance. The Personal segment provides insurance coverages to individuals throughout the United States. Personal is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni Insurance Group, Inc. (Omni), which was acquired in 1998; customers of Ford Motor Company and Ford Motor Credit Company (collectively, Ford) as well as customers of financial institutions through an affinity center which began in 1996; and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through the year 2002 for automobile, homeowners and home-based business and through 2007 for Health Care Options. The Ford contract is for a five-year term through 2004. Each of these agreements provides the Personal segment with an important competitive advantage. The Personal segment had $2.5 billion in written premiums and $34 in underwriting income in 1999.

Principal Products
------------------

The Personal segment provides homeowners, automobile, home-based business and fire coverages to individuals across North America, including a special program designed exclusively for members of AARP.


Methods of Distribution
-----------------------

The Personal segment reaches diverse markets through multiple distribution channels. The segment markets directly to the 33 million members of AARP, sells its products through independent agents and also markets through affinity groups, including Ford and financial institutions.

Competition
-----------

The personal lines marketplace continues to become increasingly more competitive, especially in the personal automobile line. The past few years leading up to 1998 produced favorable returns in personal lines, allowing companies to drive prices down and utilize varied distribution channels to increase marketshare. In 1999, however, intense price competition, upward trends in loss costs and the significant expense of establishing alternative distribution channels caused underwriting results to decrease. In the absence of renewal price increases by competitors, attracting new customers becomes more difficult, forcing companies to offer greater price incentives, product features and increase advertising costs. Agency companies wishing to grow are offering agents greater incentives to move business from competitors in order to increase market share.

A major competitive advantage of the Personal segment is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through 2002. Favorable "baby boomer" demographics are expected to increase AARP membership significantly during this period. During 1996, the Personal segment's relationship with AARP was further strengthened when it was awarded a contract to provide customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. The Hartford's new contract with Ford joins two major brands in marketing automobile, homeowners, and home-based business, further enhancing The Hartford's reputation and competitive advantage.

REINSURANCE

The Hartford is a major global reinsurer, with operations in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. The Reinsurance segment had $703 in written premiums and a $48 underwriting loss in 1999.

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

Competition
-----------

The worldwide property and casualty reinsurance market remains extremely competitive. Continued soft market conditions make profitable growth difficult to maintain. Consolidation in the market has created fewer, but stronger competitors. Also, nontraditional solutions are beginning to reduce demand for traditional reinsurance products.

LIFE

The Life segment's business is conducted principally by HLI, a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and employee benefits products. Among the fastest growing major life insurance groups for the past several years, The Hartford's consolidated domestic life insurance operations are ranked as the third largest in the United States based on statutory assets as of December 31, 1998, according to A.M. Best's latest available data. Growth in the Life segment's total assets has been primarily driven by variable annuity sales and equity market appreciation. With a 9% market share, the Company was ranked the number one writer of individual variable annuities in the United States for 1999 according to Variable Annuity and Research Data Service (VARDS). In addition, the Company was the third largest provider of group disability insurance in the United States for the nine months ended September 30, 1999 according to the latest results published by Life Insurance Marketing and Research Association (LIMRA). Also during 1999, seven of the twelve retail mutual funds received Morningstar ratings and, as of December 31, 1999, all seven have three-, four- or five-star ratings. In the past year, the Life segment's total assets under management, which include $6.4 billion of assets invested in the Company's retail mutual funds, increased 17% to $145.4 billion at December 31, 1999. The Life segment generated $5.5 billion in revenues and net income of $467 in 1999.

The Life segment, headquartered in Simsbury, Connecticut, has the following reportable operations: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). In addition, the Life segment includes in an Other category its international operations, which are primarily located in Latin America, and corporate items not directly allocable to any of its reportable operations.

Principal Products
------------------

The Investment Products operation focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this operation reflects the diverse nature of the market. These products include individual variable annuities, fixed market value adjusted (MVA) annuities, retail mutual funds, retirement plan services and other investment products. The Individual Life operation, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. The Employee Benefits operation sells group life and group disability insurance as well as other products including stop loss and supplementary medical coverage to employers and employer sponsored plans. The COLI operation includes life insurance products purchased by a company on the lives of its employees, with the company named as beneficiary under the policy, primarily purchased for funding the company's post-employment benefits and other non-qualified benefit programs.

Methods of Distribution
-----------------------

The Life segment sells a variety of individual and group investment and insurance products primarily through broker-dealers, financial institutions, licensed agents, insurance brokers, associations and third party administrators. The Investment Products operation distributes individual annuities and mutual funds through a network of over 1,500 broker-dealers and over 500 banks through the use of wholesaling operations and strategic alliances. In 1998, the Company purchased all of the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (PLANCO), the nation's largest wholesaler of individual annuities and a primary distributor of the Company's individual annuities and mutual funds. In addition, the Company utilizes an internal sales force to distribute its group investment products. The Individual Life operation distributes its products through a sales office system of qualified life insurance professionals who have access to an extensive network of licensed life insurance agents as well as through broker-dealers, banks and independent life insurance marketing organizations. The Employee Benefits operation uses an experienced group of Company employees managed through a regional sales office system to distribute its products through a variety of distribution outlets including insurance agents, brokers, associations and third-party administrators. The COLI operation uses a group of experienced Company employees who work with specialized brokers and consultants to distribute its products.

Competition
-----------

The Life segment competes with numerous insurance companies in the United States, as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries who market investment and other retirement-oriented products. As the industry continues to consolidate, some of these companies have or will gain greater financial strength and resources than The Hartford. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of court decisions and recent regulatory actions. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Bill) was enacted into law, allowing banks, securities firms and insurance companies to have ownership affiliation. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Other competitive factors in the life insurance industry include, but are not limited to, price, name recognition, quality of distribution systems and products offered, customer service, financial strength ratings and claims-paying ability ratings. In the individual annuity market, sales volume is also dependent on fund performance, the array of fund and product options, product design and credited rates.

INTERNATIONAL

The Hartford's International segment consists primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. These companies include Zwolsche Algemeene (Zwolsche), located in the Netherlands, Belgium and Luxembourg, Hartford Seguros Spain (formerly ITT Ercos), and People's Insurance Company Limited (People's Insurance) in Singapore, of which The Hartford acquired a 49% interest in January 1998. The International segment generated $509 in revenues and $27 in net income in 1999. Assets totaled $2.4 billion at December 31, 1999.

Principal Products
------------------

Zwolsche sells property and casualty, life and asset management products and services. Personal lines products at Zwolsche include automobile, hospitalization and homeowners. Commercial lines products, primarily property coverage, are sold to small to medium-sized clients. Zwolsche life insurance operations offer term life, mortgage, savings and pension products. Additionally, Zwolsche has an asset management business offering investment services through a range of mutual funds and its bank subsidiary. Hartford Seguros provides both personal and commercial lines property and casualty, and life insurance products. People's Insurance writes property and casualty products, primarily automobile.

Methods of Distribution
-----------------------

The International segment conducts its business primarily through independent brokers who are compensated on a commission basis. Zwolsche also distributes its products through various financial institutions. Hartford Seguros recently began selling life insurance products through a brokerage company in Spain.

Competition
-----------

The Netherlands has historically been an open market with competitors operating from around the world. While Spain has only opened up its market within the last fifteen years, it has attracted significant foreign capital with many of the large global insurance companies establishing a presence, to the extent that foreign capital now exceeds domestic capital. Singapore is a relatively small market with traditional local companies as well as a large foreign presence primarily through branch operations. Each market has its own unique characteristics but, in general, competition is very strong in most product lines with pricing set freely by the market.

OTHER OPERATIONS

The Hartford's Other Operations consist of the property and casualty insurance operations of The Hartford which have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts, Heritage Reinsurance Company, Ltd., headquartered in Bermuda, and Excess Insurance Company Limited, located in the United Kingdom.

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

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $480 and $423 as of December 31, 1999 and 1998, respectively, and amortization of the discount had no material effect on net income during 1999, 1998 and 1997, respectively.

In the judgment of The Hartford's management, all information currently available has been properly considered in establishing the reserves for unpaid claims and claim adjustment expenses.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 1(h) of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows.

                               PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                                      FOR THE YEARS ENDED DECEMBER 31, [1]

                                      1989     1990     1991     1992    1993     1994     1995     1996     1997    1998     1999
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [2]       $8,506  $9,045   $9,346  $10,630  $10,843 $10,920  $11,229  $12,412  $12,453  $12,662 $12,287
CUMULATIVE PAID CLAIMS AND CLAIM
  EXPENSES
  One year later                        2,441   2,619    2,727    2,639    2,625   2,709    2,489    2,622    2,526    2,994      --
  Two years later                       3,983   4,383    4,400    4,333    4,266   4,247    4,088    4,163    4,320       --      --
  Three years later                     5,217   5,538    5,606    5,493    5,336   5,361    5,148    5,486       --       --      --
  Four years later                      6,009   6,377    6,457    6,294    6,184   6,120    6,178       --       --       --      --
  Five years later                      6,619   7,017    7,086    6,964    6,758   6,963       --       --       --       --      --
  Six years later                       7,111   7,515    7,637    7,425    7,471      --       --       --       --       --      --
  Seven years later                     7,516   7,973    8,024    8,061       --      --       --       --       --       --      --
  Eight years later                     7,905   8,318    8,603       --       --      --       --       --       --       --      --
  Nine years later                      8,220   8,858       --       --       --      --       --       --       --       --      --
  Ten years later                       8,730      --       --       --       --      --       --       --       --       --      --
LIABILITIES REESTIMATED
  One year later                        8,860   9,299   10,659   10,876   10,945  11,173   12,179   12,364   12,276   12,435      --
  Two years later                       8,987  10,622   10,980   11,092   11,148  12,289   12,162   12,245   11,983       --      --
  Three years later                    10,254  10,918   11,209   11,309   12,227  12,262   12,088   12,057       --       --      --
  Four years later                     10,533  11,198   11,534   12,425   12,280  12,250   11,953       --       --       --      --
  Five years later                     10,775  11,533   12,628   12,518   12,309  12,210       --       --       --       --      --
  Six years later                      11,147  12,617   12,747   12,576   12,283      --       --       --       --       --      --
  Seven years later                    12,206  12,713   12,863   12,521       --      --       --       --       --       --      --
  Eight years later                    12,302  12,835   12,810       --       --      --       --       --       --       --      --
  Nine years later                     12,439  12,791       --       --       --      --       --       --       --       --      --
  Ten years later                      12,422      --       --       --       --      --       --       --       --       --      --
DEFICIENCY (REDUNDANCY)                $3,916  $3,746   $3,464   $1,891   $1,440  $1,290     $724    $(355)   $(470)   $(227)    $--
------------------------------------------------------------------------------------------------------------------------------------

                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                                    FOR THE YEARS ENDED DECEMBER 31, [1]

                                                                         1993     1994     1995     1996     1997    1998     1999
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE  [2]                                                         $10,843 $10,920  $11,229  $12,412  $12,453  $12,662 $12,287
  Reinsurance recoverables                                                 5,339   5,107    4,858    4,328    4,005    3,286   3,271
------------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                                                       $16,182 $16,027  $16,087  $16,740  $16,458  $15,948 $15,558
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                                  $12,283 $12,210  $11,953  $12,057  $11,983  $12,435
  Reestimated reinsurance recoverables                                     5,795   5,442    4,699    4,052    3,793    3,342
------------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE                                           $18,078 $17,652  $16,652  $16,109  $15,776  $15,777
------------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY (REDUNDANCY)                                        $1,896  $1,625     $565    $(631)   $(682)   $(171)
------------------------------------------------------------------------------------------------------------------------------------

[1] The above tables exclude London & Edinburgh as a result of its sale on November 16, 1998.
[2] The above tables exclude the liabilities and claim developments for reinsurance coverage written for related parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed.

                                                                          1993    1994     1995     1996     1997    1998     1999
------------------------------------------------------------------------------------------------------------------------------------
Liabilities, net and gross of reinsurance for unpaid claims and claim
  adjustment expenses excluded                                              $504     $495    $550     $500     $505     $501    $456
------------------------------------------------------------------------------------------------------------------------------------

Included in the tables above is the impact of the change in The Hartford's method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants, which was effective January 1, 1994.

LIFE RESERVES

In accordance with applicable insurance regulations under which the Life segment operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

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

The Hartford's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, life insurance reserves are determined in accordance with accounting principles generally accepted in the United States, which may vary from statutory accounting practices.

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

The ceding of insurance obligations does not discharge the original insurer from its primary liability to the policyholder. The original insurer would remain liable in those situations where the reinsurer is unable to meet the obligations assumed under reinsurance agreements. The Hartford has established strict standards that govern the placement of reinsurance and monitors ceded reinsurance security. Virtually all of The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. Consistent with normal industry practice, HLI is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1999, the maximum amount of life insurance retained on any one life by any of the life operations was approximately $2.5, excluding accidental death benefits.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are primarily divided between property and casualty, including other operations, and life operations. The investment activities of both the property and casualty and life operations are managed based on the underlying characteristics and nature of their respective liabilities.

The investment objective for the majority of property and casualty operations is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. For the property and casualty other operations, the investment objective is to ensure the full and timely payment of all liabilities. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

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

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Proposals".

YEAR 2000

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

The Hartford had approximately 26,000 employees as of February 29, 2000.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 2000 Proxy Statement. In addition to those executive officers who are listed in the 2000 Proxy Statement, listed below are other Company executive officers, certain of whom have served in similar positions for The Hartford prior to the
Distribution:

BRENDA FURLONG, 51, became Chief Investment Officer of the Company and President of Hartford Investment Management Company (HIMCO), a wholly owned subsidiary of the Company, effective October 1999. Previously, Ms. Furlong was Senior Vice President, Capital Planning and Development, with responsibility for mergers and acquisitions, strategic planning and capital allocation. Prior to joining the Company in 1996, she served as Vice President and Treasurer of the Sheraton Corp., the worldwide hospitality and gaming company, and held senior positions at several ITT Corporation companies. She began her career at State Street Bank and Trust, where she was an officer in commercial lending. Ms. Furlong holds a Master's degree in international studies from American University and an MBA from Northeastern University. She is a graduate of Whittier College.

JOHN N. GIAMALIS, 42, is Senior Vice President and Controller of the Company. Mr. Giamalis joined the Company in January 1997, functioning as Corporate Controller and Director, Financial Reporting and Analysis. He was appointed in mid-1998 to the position of Deputy Controller. Prior to joining the Company, Mr. Giamalis held senior financial positions in the insurance and technology industries. Previously, he served in public accounting positions, including as Senior Manager with responsibility for insurance, securities and middle market clients for Deloitte & Touche. He holds a B.S. degree in business administration and a Master of professional accountancy from West Virginia University. He is a member of the American Institute and Connecticut Society of Certified Public Accountants.

RANDALL I. KIVIAT, 49, is Group Senior Vice President of Human Resources for the Company. He oversees human resources for the Company's domestic and international insurance operations and has held this position since June 1999. Mr. Kiviat joined the Company in 1982 as Assistant Director of Employee Benefits. He advanced to increasingly responsible positions, becoming Director of Payroll and then Director of Employee Benefits. In 1993 he was named Vice President of Human Resources Services. Prior to joining the Company, Mr. Kiviat was Manager of Benefits Administration at Kennecott Corporation. He is a graduate of the Polytechnic Institute of Brooklyn.

EDWARD L. MORGAN, 56, has been Group Senior Vice President, Corporate Relations and Government Affairs of The Hartford since 1998. He was Senior Vice President, Corporate Relations and Government Affairs of the Company from 1993 to 1998. From 1991 to 1993, he served as Vice President and Director of Corporate Relations. Prior to joining The Hartford, Mr. Morgan held the position of Vice President of Corporate Relations at Allstate Insurance Company.

MICHAEL S. WILDER, 58, has been Group Senior Vice President and General Counsel of the Company since 1995. He became Senior Vice President in 1987 and General Counsel in 1975.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. The Hartford's international subsidiaries own approximately 218 thousand square feet of office space in the Netherlands and 9 thousand square feet in other countries. In addition, The Hartford leases approximately 5.0 million square feet throughout the United States and 54 thousand square feet in other countries. The Company believes its properties and facilities are suitable and adequate for current operations.


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

PART II

ITEM 5.  MARKET FOR THE HARTFORD'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Hartford's common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol "HIG".

On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

                           1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
-------------------------- --------- --------- --------- --------
1999
Common Stock Price
   High                     $58.81     $65.06    $61.94   $53.44
   Low                       48.31      57.13     40.88    37.31
Dividends Declared            0.22       0.23      0.23     0.24
-------------------------- --------- --------- --------- --------
1998
Common Stock Price
   High                     $54.56     $57.50    $59.56   $57.75
   Low                       44.75      52.38     44.75    38.19
Dividends Declared            0.21       0.21      0.21     0.22
-------------------------- --------- --------- --------- --------

As of February 29, 2000, there were approximately 145,000 shareholders.

On October 21, 1999, The Hartford's Board of Directors approved a 4% increase in the quarterly dividend to $0.24 per share. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

Item 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)

                                                               1999           1998          1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                        $   13,528     $   15,022     $   13,461    $     12,577   $     12,247
Net income (loss) [2]                                            862          1,015          1,332             (99)           559
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                              $  167,051     $  150,632     $  131,743    $    108,840   $     93,855
Long-term debt and redeemable preferred stock                  1,548          1,548          1,482           1,032          1,022
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debentures                                     1,250          1,250          1,000           1,000             --
Total stockholders' equity                                     5,466          6,423          6,085           4,520          4,702
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA
Basic earnings (loss) per share [2]                             3.83           4.36           5.64          (0.42)          2.39
Diluted earnings (loss) per share [2]                           3.79           4.30           5.58          (0.42)          2.37
Dividends declared per common share [3]                         0.92           0.85           0.80           0.80           3.33
------------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [4]                          103.3          102.9          102.3          105.2          104.5
Worldwide Property & Casualty [4] [5]                           103.5          103.7          103.6          105.0          103.6
------------------------------------------------------------------------------------------------------------------------------------

[1] 1998 includes $541 related to the recapture of an in force block of COLI business from MBL Life Assurance Co. of New Jersey. Also, includes revenues from London & Edinburgh for 1998, 1997, 1996 and 1995 of $1,117, $1,225, $1,056 and $1,071, respectively.
[2] 1997 includes an equity gain of $368, or $1.56 basic/$1.54 diluted earnings per share, resulting from the initial public offering of HLI. 1996 includes other charges of $693, after-tax, or $2.96 basic/diluted earnings per share, consisting primarily of environmental and asbestos reserve increases and recognition of losses on guaranteed investment contract business.
[3] Prior to the Distribution on December 19, 1995, dividends that The Hartford declared were paid to ITT, which then paid dividends to its shareholders.
[4] 1996 excludes the impact of a $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was 116.9 for North American Property & Casualty (for additional information, see MD&A) and 114.6 for Worldwide Property & Casualty.
[5] Combined ratios exclude the results of the Other Operations segment for all periods presented.

Outlined in the table below are U.S. Industry Combined Ratios for each of the five years ended December 31:

                                                               1999           1998          1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
U.S. Industry Combined Ratios  [a]                              107.5          105.0          101.8         105.9          106.4
------------------------------------------------------------------------------------------------------------------------------------

[a] U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 1999 is an A.M. Best estimate prepared as of January 2000.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
  (Dollar amounts in millions, except per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (The Hartford or the Company) as of December 31, 1999, compared with December 31, 1998, and its results of operations for the three years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon The Hartford. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, changes in interest rates or the stock markets, stronger than anticipated competitive activity, more frequent or severe natural catastrophes than anticipated and those described in the forward-looking statements herein.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations: Operating Summary       11
North American Property & Casualty                          13
Commercial                                                  14
Personal                                                    15
Reinsurance                                                 16
Life                                                        17
International                                               20
Other Operations                                            22
Reserves                                                    22
Environmental and Asbestos Claims                           23
Investments                                                 25
Capital Markets Risk Management                             28
Capital Resources and Liquidity                             39
Regulatory Matters and Contingencies                        41
Effect of Inflation                                         43
Accounting Standards                                        43

CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY

Overview
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums, fee income and other                                         $      10,867      $      11,616     $       10,479
Net investment income                                                                 2,627              3,102              2,655
Net realized capital gains                                                               34                304                327
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             13,528             15,022             13,461
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        7,902              8,613              7,977
Amortization of deferred policy acquisition costs and other expenses                  4,391              4,934              4,149
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        12,293             13,547             12,126
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                            1,235              1,475              1,335
Equity gain on HLI initial public offering                                               --                 --                368
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                            1,235              1,475              1,703
Income tax expense                                                                      287                388                334
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE MINORITY INTEREST                                               948              1,087              1,369
Minority interest in consolidated subsidiary                                            (86)               (72)               (37)
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    862              1,015              1,332

Less:     Net realized capital gains, after-tax                                          25                199                215
          Equity gain on HLI initial public offering                                     --                 --                368
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         837      $         816      $         749
------------------------------------------------------------------------------------------------------------------------------------

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 17 of Notes to Consolidated Financial Statements) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for 1999 decreased $1.5 billion, or 10%, from 1998 primarily as a result of the November 1998 sale of United Kingdom-based London & Edinburgh Insurance Group, Ltd. (London & Edinburgh), which was The Hartford's largest international subsidiary, the declining block of leveraged corporate owned life insurance (COLI) business and lower net realized capital gains. The decrease was partially offset by earned premium growth in the Personal segment and higher fee income in the Investment Products operation of the Life segment as a result of increasing account values. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

In 1999, core earnings increased $21, or 3%, from 1998 primarily due to higher fee income in the Investment Products operation as a result of increasing assets under management. Partially offsetting this increase were a decrease in North American Property & Casualty net service fee and other income, due primarily to $55 of proceeds received in 1998 related to the Industrial Risk Insurance pool (IRI transaction), and lower International segment core earnings as a result of the sale of London & Edinburgh.

Revenues for 1998 increased $1.6 billion, or 12%, from 1997. This improvement was due primarily to higher aggregate fees earned on growth in account values in the Investment Products and Individual Life operations resulting from strong sales and equity market appreciation, the recapture of an in force block of COLI business (referred to as MBL Recapture) previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life), an increase in earned premiums and service fee revenues in the Personal segment and higher net investment income. Partially offsetting these increases were lower net realized capital gains. In addition, revenues for 1998 also increased as a result of proceeds from the sale of renewal rights and other considerations related to the IRI transaction.

In 1998, core earnings increased $67, or 9%, from 1997 primarily due to an increase in fees earned resulting from growth in account values in the Investment Products and Individual Life operations due to strong sales and equity market appreciation, an increase in net service fee and other income, primarily as a result of the IRI transaction, and higher net investment income. Partially offsetting these increases were a decrease in underwriting results, primarily the result of higher catastrophe losses, as well as an increase in other non-underwriting expenses.

NET REALIZED CAPITAL GAINS

See "Investment Results" in the Investments section.

EQUITY GAIN ON HLI INITIAL PUBLIC OFFERING

Net income for 1997 includes a $368 equity gain resulting from the initial public offering of Hartford Life, Inc. (HLI), the holding company parent of The Hartford's significant life insurance subsidiaries, Class A common stock (The Offering). (For additional information, see Note 2 of Notes to Consolidated Financial Statements and Capital Resources and Liquidity section under "The Offering".)

INCOME TAXES

The effective tax rates for 1999, 1998 and 1997 were 23%, 26% and 25%, respectively, excluding the impact of the HLI equity gain, as discussed above, in 1997. The decrease in the effective tax rate for 1999 was due to an increase in the proportionate share of tax-exempt net investment income to total pre-tax income for 1999 compared to 1998. Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% U.S. statutory rate. Income taxes paid (refunds received) in 1999, 1998 and 1997 were $41, $407 and $(37), respectively. (For additional information, see Note 14 of Notes to Consolidated Financial Statements.)

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

PER COMMON SHARE

On May 21, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. The following table represents per common share data and return on equity for the past three years:

                                        1999     1998      1997
-----------------------------------------------------------------
Basic earnings per share                $3.83    $4.36     $5.64
Weighted average common shares
  outstanding                           224.9    232.8     236.0
Diluted earnings per share              $3.79    $4.30     $5.58
Weighted average common shares
  outstanding and dilutive potential
  common shares                         227.5    236.2     238.9
Return on equity [1]                     15.3%   18.7%     28.3%
-----------------------------------------------------------------
[1] Calculated by dividing net income by average equity excluding unrealized gain, after-tax. In 1997, return on equity excluding the HLI equity gain (as discussed earlier) from net income was 20.5%.

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

The following is a summary of underwriting results by segment within North American Property & Casualty.

UNDERWRITING RESULTS                1999      1998       1997
-----------------------------------------------------------------
Commercial                       $   (171)  $  (213)  $   (149)
Personal                               34        77         37
Reinsurance                           (48)      (36)       (14)
-----------------------------------------------------------------
   TOTAL                         $   (185)  $  (172)  $   (126)
-----------------------------------------------------------------

The following is a summary of core earnings and net income.

CORE EARNINGS                       1999      1998       1997
-----------------------------------------------------------------
N. A. Property & Casualty        $    434   $   457   $    433
Life                                  467       386        306
International                          16        42         46
Other Operations                      (80)      (69)       (36)
-----------------------------------------------------------------
   CORE EARNINGS                 $    837   $   816   $    749
-----------------------------------------------------------------

NET INCOME                          1999      1998       1997
-----------------------------------------------------------------
N. A. Property & Casualty        $    448   $   604   $    583
Life                                  467       386        306
International                          27        92        110
Other Operations [1]                  (80)      (67)       333
-----------------------------------------------------------------
   NET INCOME                    $    862   $ 1,015   $  1,332
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

NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Underwriting revenue
   Earned premiums                                                            $       6,153      $       6,006     $        5,704
Service fees and other                                                                  303                363                156
Net investment income                                                                   853                824                777
Net realized capital gains                                                               22                231                231
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              7,331              7,424              6,868
          --------------------------------------------------------------------------------------------------------------------------
Underwriting expenses
   Benefits, claims and claim adjustment expenses                                     4,394              4,287              4,069
   Amortization of deferred policy acquisition costs and other
     underwriting expenses                                                            1,944              1,891              1,761
Other non-underwriting expenses                                                         496                486                311
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         6,834              6,664              6,141
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              497                760                727
Income tax expense                                                                       49                156                144
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    448                604                583

Less:     Net realized capital gains, after-tax                                          14                147                150
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         434      $         457      $         433
------------------------------------------------------------------------------------------------------------------------------------

As discussed above, The Hartford's management reviews and evaluates the performance of the three segments within North American Property & Casualty, Commercial, Personal and Reinsurance, primarily on an underwriting results basis. The combined underwriting results, along with items not directly allocable to the individual segments, are used in determining net income and core earnings of North American Property & Casualty. Items not directly allocable to the individual segments include net investment income, net realized capital gains or losses, other non-underwriting expenses, income taxes and certain other items.

The following is a summary of North American Property & Casualty core earnings by major component, after-tax. Core earnings exclude net realized capital gains and other items.

(after-tax)                     1999       1998        1997
----------------------------------------------------------------
Underwriting results          $  (120)   $   (112)  $    (82)
Net service fee and
  other income                     12          52          3
Net investment income             684         656        619
Interest and other
  non-underwriting expenses[1]   (142)       (139)      (107)
----------------------------------------------------------------
   CORE EARNINGS              $   434    $    457   $    433
----------------------------------------------------------------
[1]   Excludes expenses related to service fees.

Underwriting results are discussed in each of the Commercial, Personal and Reinsurance segment sections. Net investment income is discussed in the Investments section.

Core earnings in 1999 for North American Property & Casualty were $434, a decrease of $23, or 5%, from 1998. The decrease was primarily the result of a $40 decrease in net service fee and other income, due primarily to proceeds received in 1998 related to the IRI transaction and an $8, or 7%, decrease in after-tax underwriting results. Partially offsetting the decrease was an increase in net investment income of $28, or 4%.

Core earnings in 1998 for North American Property & Casualty were $457, an increase of $24, or 6%, from 1997. The increase was primarily due to a $37, or 6%, increase in net investment income and a $49 increase in net service fee and other income (primarily as a result of the IRI transaction), partially offset by a $30, or 37%, decrease in after-tax underwriting results and a $32, or 30%, increase in interest and other non-underwriting expenses, which was primarily the result of an increase in certain corporate benefit and outside services expenses.

COMMERCIAL

OPERATING SUMMARY
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       3,181      $       3,188      $       3,190
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       3,130      $       3,222      $       3,190
Benefits, claims and claim adjustment expenses                                        2,155              2,250              2,225
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                              1,146              1,185              1,114
------------------------------------------------------------------------------------------------------------------------------------
          Underwriting results                                                $        (171)     $        (213)     $        (149)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                         105.5              106.2              104.5
------------------------------------------------------------------------------------------------------------------------------------
Service fee and other revenue [1]                                             $         141      $         163      $          97
------------------------------------------------------------------------------------------------------------------------------------

[1]   1998 includes $55 of proceeds related to the IRI transaction.

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

Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). Commercial Affinity provides commercial risk management products and services to small and mid-sized members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients (Major/National) and insureds requiring a variety of specialized coverages. Its results also include the bond lines and First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers. Agricultural, livestock and marine products are also included within Commercial Specialty.

Written premiums decreased slightly in 1999 compared to 1998. Solid premium growth in The Hartford's small commercial businesses resulted in growth of 15%. These growth businesses represented 31% of the Commercial segment's written premiums in 1999 versus 27% in 1998. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of these growth businesses. These increases, however, were more than offset by declines in the middle and large national account businesses primarily due to intense price competition in the casualty lines, where The Hartford's disciplined underwriting allowed business to move to other carriers rather than underpricing in order to retain accounts.

Underwriting results improved $42, or 0.7 combined ratio points, in 1999 as compared with 1998. This improvement can be attributed to a decline in the loss ratio of 1.3 points resulting from underwriting initiatives and price increases. Partially offsetting this improvement was an increase in the other underwriting expense ratio due to investments in growth areas, primarily Select Customer.

In 1998, written premiums decreased slightly compared to 1997. Small commercial business premiums grew 25%, and the bond and agricultural lines experienced 14% growth. Small commercial businesses represented 27% of the Commercial segment's written premiums in 1998 versus 21% in 1997. However, premium growth in these businesses was more than offset by declines in the middle and large national account businesses due to intense competition.

In 1998, underwriting results decreased $64, or 1.7 combined ratio points, compared to 1997. Increases in property catastrophe losses of $70, or 2.1 combined ratio points, were the primary factor in the decline, as catastrophe experience was worse in 1998 as compared to the highly favorable experience in 1997. In addition, intense price competition in the mid- and large-sized marketplace resulted in reduced profit margins, as decreases in rate and price, particularly in the workers' compensation line, outpaced loss cost savings. The Commercial segment, however, continued to experience the benefit of its extensive cost containment strategies which mitigate the rate and price pressure on underwriting results.

OUTLOOK

Difficult market conditions and intense price competition within many markets of the commercial sector are likely to continue into the foreseeable future despite some favorable trends. Each market within the Commercial segment has implemented plans to achieve greater profitability in a marketplace that has experienced relatively flat growth overall. The segment has undertaken several major strategic actions, with some to be completed in 2000. Continued pricing and underwriting actions, primarily in the mid-to-large account marketplace should have a positive impact on overall profitability. Management expects the impacts of these efforts to continue into 2000 and beyond. Investments in such areas as technology, product research and development, advertising and staff training have continued, in an effort to heighten brand awareness, increase product offerings, further develop alternative distribution channels and improve productivity. Management believes the results of these and other actions taken may counterbalance the negative external factors in the commercial market and position the Commercial segment for improved written premium growth in 2000 and beyond, while maintaining core profitability.

PERSONAL

OPERATING SUMMARY
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       2,470      $       2,220      $       1,893
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       2,343      $       2,068      $       1,869
Benefits, claims and claim adjustment expenses                                        1,732              1,477              1,371
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                                577                514                461
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $          34      $          77      $          37
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                          99.6               97.1               98.6
------------------------------------------------------------------------------------------------------------------------------------
Service fee revenue                                                           $         162      $         200      $          59
------------------------------------------------------------------------------------------------------------------------------------

Personal provides automobile, homeowners, home-based business and fire coverages to individuals across North America. Personal is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni Insurance Group, Inc. (Omni), which was acquired in 1998; customers of Ford Motor Company and Ford Motor Credit Company (collectively, Ford) as well as customers of financial institutions through an affinity center which began in 1996 and is building from the AARP operation competencies; and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through 2002 for automobile, homeowners and home-based business and through 2007 for Health Care Options. The Ford contract is for a five-year term through 2004. Management believes each of these agreements provides the Personal segment with an important competitive advantage.

Written premiums increased $250, or 11%, in 1999 compared with 1998. Omni written premiums increased $88, or 53%, contributing 4% to the segment's total written premium growth in 1999. As of December 31, 1999, non-standard automobile coverage through Omni was available in 33 states compared with 13 states at the time of acquisition in 1998. AARP written premiums increased $65, or 5%, contributing 3% to the segment's total written premium growth in 1999. Agency written premium growth was $31, or 5%, contributing 1% to the segment's total written premium growth in 1999. The Affinity unit experienced written premium growth of $66, or 120%, contributing 3% to the segment's total written premium growth in 1999. Written premium increases in all the units were achieved in light of very competitive pricing in the personal lines market, primarily in the personal automobile line. Servicing revenues from AARP's Health Care Options unit declined by $38 in 1999 due to revenues related to the transfer of business from the prior carrier in 1998.

Underwriting results decreased by $43, with a corresponding 2.5 point increase in the combined ratio, when compared to 1998. The decrease in underwriting results and increase in combined ratio resulted primarily from increased claim and claim adjustment expenses. Loss experience in the property line was higher in 1999 when compared to 1998 due to increases in both frequency and severity of claims. Claim adjustment expenses increased due to investments in claim initiatives for automobile bodily injury, physical damage and property to reduce loss costs in future periods. Catastrophe losses impacted the combined ratio by
2.9 points in 1999 compared to 3.5 points in 1998.

Written premiums increased $327, or 17%, in 1998 compared with 1997. The acquisition of Omni accounted for $167, or 9%, of the written premium increase. Favorable underwriting experience was passed through to AARP members in reduced rates and, despite the reduced rates, the program posted a written premium increase of $65, or 5%, contributing 3% to the segment's total written premium growth in 1998. Agency experienced substantial premium growth improvement in 1998 with an increase of $67, or 11%, contributing 4% to the segment's total written premium growth. A primary driver of this premium growth was the strategic shift from homeowners to automobile coverages, which began in 1997. The Affinity unit, which was still in a start-up phase, experienced growth of $28, or 105%, in 1998, contributing 1% to the segment's total written premium growth.

Underwriting results improved by $40, with a corresponding 1.5 point improvement in the combined ratio in 1998 compared with 1997. The combined ratio decrease resulted from loss cost improvements in automobile and homeowners from expanded cost containment initiatives, effecting the combined ratio by 3.8 points. Offsetting this improvement were significantly higher property catastrophes in 1998 of $71 compared to $32 in 1997, impacting the combined ratio by 1.8 points, and increased underwriting expenses impacting the combined ratio by 0.5 points. Property catastrophe and other severe weather-related experience were unusually low in 1997. The increase in underwriting expenses was primarily from investments in growth initiatives, acquisition costs related to premium growth and from investment in the Affinity unit start-up organization, partially offset by lower dividends to policyholders.

OUTLOOK

Intense competition and consolidation in the personal market will remain in the foreseeable future. Management anticipates pricing will be moderately positive in 2000 versus the reductions that occurred in the last few years. Significant investments in claim initiatives in 1999 are expected to favorably impact loss cost trends in 2000 and beyond. Management believes the Personal segment is positioned for continued written premium growth through multiple distribution channels. Initiatives are being introduced, as a result of research findings, which are expected to attract more AARP members to the program. In 1999, Affinity entered into an agreement with Ford to market to its customers. The Hartford expects the Ford program to be a major market in the future. In the independent agency channel, investments in agency interface, new products and agency relations position The Hartford for premium growth. Omni will continue to expand into more states and penetrate a broader base of agents. Investments in such areas as advertising, product research and development, agency relations, technology and staff training will continue, in an effort to further heighten brand awareness, increase product offerings, further develop alternative distribution channels, improve productivity and reduce the expense ratio.

REINSURANCE

OPERATING SUMMARY
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $         703      $         711      $         688
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $         680      $         716      $         645
Benefits, claims and claim adjustment expenses                                          507                560                473
Amortization of deferred policy acquisition costs and other
   underwriting expenses                                                                221                192                186
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $         (48)     $         (36)     $         (14)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                         107.2              105.7              102.6
------------------------------------------------------------------------------------------------------------------------------------

The Hartford assumes reinsurance worldwide through its thirteen Hartford Reinsurance Company (HartRe) offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business.

Written premiums decreased $8, or 1%, in 1999 primarily due to an increase in ceded reinsurance premium, principally as a result of cessions under an aggregate stop loss treaty in 1999, and the non-recurrence of a significant single finite risk account written in 1998. These decreases were partially offset by the first quarter 1999 acquisition of renewal rights for the reinsurance business of Vesta Fire Insurance Corp., a subsidiary of Vesta Insurance Group Inc. Written premiums increased $23, or 3%, in 1998 primarily due to the acquisition of renewal rights for the reinsurance business of a large Italian insurance company and the finite risk account referred to above. Partially offsetting these increases were reductions in North American and European premiums caused by rate reductions arising from market conditions and the impact of unfavorable foreign exchange rates on Hong Kong premiums.

Underwriting results for 1999 decreased $12, with a corresponding 1.5 point increase in the combined ratio from 1998. Excluding the finite risk account referred to above, which had no significant impact on underwriting results in 1998, the decrease in underwriting results was due primarily to loss development in 1999 from business written principally in 1998 in certain business classes, partially offset by recoveries under the aggregate stop loss treaty. Underwriting results for 1998 decreased $22, with a corresponding 3.1 point increase in the combined ratio, from 1997 due primarily to the impact of higher net property catastrophe losses of $47, which were somewhat offset by increased new business premiums in finite casualty which has a lower combined ratio than traditional casualty lines.

OUTLOOK

The reinsurance market is highly competitive and prices continue to remain relatively soft in most product lines in most parts of the world. However, some early positive signs appear to be emerging which indicate market pricing may begin to improve in 2000 and continue into 2001. Until market pricing is fully restored to more reasonable levels, HartRe remains focused on writing long-term profitable business, even at the expense of premium growth. On a positive note, responsible buyers are looking to establish core relationships with a select group of financially strong reinsurers, which possess specialized product and geographic spread, service capabilities, and expertise. HartRe stands ready to capitalize on its strengths in these areas in view of the changing marketplace.

LIFE


OPERATING SUMMARY [1]
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums, fee income and other                                         $       3,979      $       3,833     $        3,163
Net investment income                                                                 1,562              1,955              1,536
Net realized capital losses                                                              (5)                --                 --
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              5,536              5,788              4,699
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        3,054              3,227              2,671
Amortization of deferred policy acquisition costs and other expenses                  1,796              1,976              1,548
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         4,850              5,203              4,219
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              686                585                480
Income tax expense                                                                      219                199                174
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    467                386                306

Less:     Net realized capital losses, after-tax                                         --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         467      $         386      $         306
------------------------------------------------------------------------------------------------------------------------------------

[1] Life results are presented before the effect of an approximate 19% minority interest in HLI, which is reflected in Other Operations.

The Life segment consists of the following reportable operations: Investment Products, Individual Life, Employee Benefits and COLI. In addition, the Life segment includes in an Other category its international operations, which are primarily located in Latin America, and corporate items not directly allocable to any of its reportable operations.

On May 22, 1997, HLI, the holding company parent of The Hartford's significant life subsidiaries, completed the initial public offering of approximately 19% of its common stock. (For additional information, see the Capital Resources and Liquidity section under "The Offering".)

Revenues of $5.5 billion in 1999 decreased $252, or 4%, from 1998, primarily due to the declining block of leveraged COLI business. Excluding the COLI operation, revenues increased $484, or 11%, to $4.7 billion in 1999. This increase was driven primarily by the Investment Products and Employee Benefits operations where revenues increased $257 and $215, respectively. The Investment Products operation experienced higher fee income in the individual annuity and mutual fund businesses as a result of increased assets under management. The growth in assets under management was attributed to strong net cash flow, the result of higher sales and favorable persistency, as well as equity market appreciation. The Employee Benefits operation experienced higher premium revenue due to strong sales and persistency.

Core earnings of $467 in 1999 increased $81, or 21%, from 1998, primarily driven by the Company's increased fee income associated with higher assets under management in the Investment Products operation, as well as continued growth across its other reportable operations.

Revenues of $5.8 billion in 1998 increased $1.1 billion, or 23%, from 1997. The increase was due to the continued growth of revenues in the Investment Products operation of $274 and the Individual Life operation of $57 as a result of fees earned on higher assets under management which increased due to strong net cash flow and equity market appreciation. Additionally, revenues in the COLI operation increased $587 primarily due to the recapture in the fourth quarter of 1998 of an in force block of COLI business previously ceded to MBL Life. Higher revenues in the Employee Benefits operation of $109, primarily due to strong sales and renewals, also contributed to the revenue increase.

Core earnings of $386 in 1998 increased $80, or 26%, from 1997, primarily as a result of an increase in earnings in the Investment Products operation of $64 and in the Individual Life operation of $9, both of which were driven by higher fees associated with growth in assets under management. Additionally, earnings in the Employee Benefits operation increased $13 principally due to an increase in group insurance revenue and favorable mortality and morbidity experience.

SUMMARY RESULTS
                                         1999                                1998                                1997
                            -------------------------------     -------------------------------     -------------------------------
                                        Net Income(Loss)/                   Net Income(Loss)/                   Net Income(Loss)/
                             Revenues   Core Earnings [1]        Revenues   Core Earnings [1]        Revenues   Core Earnings [1]
-----------------------------------------------------------------------------------------------------------------------------------
Investment Products         $    2,041     $      330           $    1,784      $      266          $   1,510       $      202
Individual Life                    584             71                  567              65                510               56
Employee Benefits                2,024             79                1,809              71              1,700               58
Corporate Owned Life
   Insurance                       831             30                1,567              24                980               27
Other                               56            (43)                  61             (40)                (1)             (37)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL              $    5,536     $      467           $    5,788      $      386          $   4,699       $      306
------------------------------------------------------------------------------------------------------------------------------------

[1] Core earnings represent after-tax operational results excluding, as applicable, net realized capital gains or losses and certain other items.

The following describes each operation, including products and services offered, and analyzes the above results.

Investment Products
-------------------

The Investment Products operation focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, retail mutual funds, retirement plan services and other investment products. The Company was ranked the number one writer of individual variable annuities in the United States for 1999 according to Variable Annuity and Research Data Service (VARDS). In addition, during 1999, seven of the twelve retail mutual funds received Morningstar ratings and, as of December 31, 1999, all seven have three-, four- or five-star ratings.

Revenues in the Investment Products operation of $2.0 billion in 1999 increased $257, or 14%, from 1998. This increase was primarily driven by higher fee income in the individual annuity and retail mutual fund businesses. Fees generated by individual annuities increased $248, or 29%, while related account values grew $18.2 billion, or 26%, to $89.0 billion in 1999. The growth in account values was due, in part, to strong individual annuity sales of $10.9 billion in 1999, as well as favorable persistency and equity market appreciation. In addition, fee income from other investment products increased $68, or 59%, primarily driven by the Company's continued growth in its retail mutual fund operations. The substantial growth in retail mutual fund assets under management of $3.9 billion, or 154%, was primarily due to strong sales of $3.3 billion and favorable persistency as well as equity market appreciation. Associated with continued growth in this operation, amortization of deferred policy acquisition costs grew $104, or 32%, and operating expenses increased $32, or 13%. Core earnings of $330 in 1999 increased $64, or 24%, from 1998, primarily due to the operation's growth in fee income as a result of the increase in assets under management, as well as increased operating efficiencies.

Revenues in 1998 of $1.8 billion increased $274, or 18%, from 1997. This growth was driven by individual annuity revenues, which increased $268, or 31%, over the prior year due to higher fee income earned as a result of increased assets under management. Individual variable annuity account values increased $15.3 billion, or 33%, to $62.2 billion as of December 31, 1998, primarily due to continued strong net cash flow of individual variable annuities, as well as equity market appreciation. Individual variable annuity sales reached $9.9 billion and $9.7 billion in 1998 and 1997, respectively. Associated with the strong sales and continued growth in Investment Products, amortization of deferred policy acquisition costs increased $76, or 30%, and operating expenses increased $52, or 27%, over prior year levels. Substantial growth in assets under management in 1998, coupled with continued operating efficiencies, increased the operation's core earnings $64, or 32%, to $266 in 1998 from $202 in 1997.

Individual Life
---------------

The Individual Life operation, which focuses on the high-end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance.

Revenues in the Individual Life operation were slightly higher in 1999 as compared to 1998. Fee income increased $59, or 18%, in 1999, primarily as a result of an increase in life insurance in force of 9% to $66.7 billion in 1999, as well as higher variable life account values which increased $868, or 50%, to $2.6 billion in 1999. The higher fee income was partially offset by a decrease in premium revenue resulting from the sale of HLI's Canadian life insurance operations. Benefits, claims and expenses increased slightly in 1999 as compared to 1998, primarily due to higher amortization of deferred policy acquisition costs associated with growth in the operation, partially offset by favorable mortality experience. Core earnings increased $6, or 9%, in 1999, primarily driven by increased fees associated with higher insurance in force and variable life account values, as well as favorable mortality as described above.

Revenues of $567 in 1998 increased $57, or 11%, from 1997, due to growth in fee income associated with increases in life insurance in force and variable life account values. Life insurance in force increased 10% to $61.1 billion in 1998; and variable life account values increased $651, or 61%, to $1.7 billion in 1998 due to strong sales of $127 in 1998, a 30% increase over prior year levels, as well as equity market appreciation. Benefits, claims and claim adjustment expenses and amortization of deferred costs increased $18, or 7%, and

$21, or 24%, respectively, over prior year levels. The growth in the Individual Life operation's account values, particularly variable life, and life insurance in force resulted in an increase in core earnings of $9, or 16%, in 1998.

Employee Benefits
-----------------

The Employee Benefits operation sells group life and group disability insurance as well as other products including stop loss and supplementary medical coverage to employers and employer sponsored plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company was the third largest provider of group disability insurance in the United States for the nine months ended September 30, 1999.

Revenues in the Employee Benefits operation of $2.0 billion in 1999 increased $215, or 12%, from 1998. Revenues, excluding buyouts, increased $191, or 11%, in 1999 as a result of increased premiums due to strong sales and persistency, as well as higher net investment income. Benefits, claims and expenses increased $211, or 12%, in 1999, primarily due to higher benefits, claims and claim adjustment expenses due to the growth in this operation. Excluding buyouts, total benefits, claims and expenses increased $187, or 11%, and as a percentage of revenues were consistent in 1999 as compared to 1998, indicating a continuation of favorable mortality and morbidity experience. The increased revenues resulted in an increase in core earnings of $8, or 11%, in 1999.

Revenues of $1.8 billion in 1998 increased $109, or 6%, from 1997. This increase in revenues was driven by strong sales of fully insured business, excluding buyouts, of $397 in 1998, which increased $68, or 21%, compared to 1997. This growth in new sales was driven by group life and group disability business where sales, excluding buyouts, grew 20% compared to the prior year. Benefits, claims and expenses increased $101, or 6%, as compared to the prior year, primarily due to higher benefits, claims and claim adjustment expenses associated with this growing block of business. As a result of increased premium revenue, an increased level of investment in tax-exempt securities and favorable mortality and morbidity experience, core earnings increased $13, or 22%, to $71 in 1998 from $58 in 1997.

Corporate Owned Life Insurance
------------------------------

The COLI operation includes life insurance products sold primarily for funding of non-qualified benefit and other postemployment benefit programs provided by corporations, and also includes business sold on a leveraged basis.

COLI revenues of $831 in 1999 decreased $736, or 47%, from 1998. This decrease was primarily due to the downsizing of the leveraged COLI business associated with the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of 1996), which phased out the deductibility of interest expense on policy loans. Leveraged COLI account values decreased $3.4 billion, or 37%, to $5.7 billion in 1999. Benefits, claims and expenses decreased $747, or 49%, to $784 for 1999 as compared to 1998, primarily attributable to the downsizing of the leveraged COLI business. Core earnings increased $6, or 25%, in 1999, primarily due to increases associated with higher variable COLI account values. Additionally, leveraged COLI core earnings increased due to earnings associated with the MBL business recaptured in November 1998, as discussed earlier, which was partially offset by decreases associated with the reduction of the overall leveraged COLI business.

Revenues of $1.6 billion in 1998 increased $587, or 60%, from 1997. This increase was primarily due to revenues of $541 related to the recaptured MBL business, as discussed earlier. In addition, revenues increased due to fee income on growing variable COLI account values, partially offset by declines in revenues associated with the downsizing of the overall leveraged COLI business. Benefits, claims and expenses increased $593, or 63%, to $1.5 billion in 1998 from $938 in 1997 due primarily to the recaptured MBL business. Core earnings of $24 in 1998 declined $3, or 11%, from 1997 as the growth in the Company's variable COLI business was offset by the declining block of leveraged COLI the Company had prior to the passage of the HIPA Act of 1996. The recaptured MBL business had no impact on core earnings or net income in 1998.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Life segment's growth in assets under management and fully insured premium and to maximize shareholder value. The Life segment is well positioned to assist individuals in meeting their financial goals as they increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations. The Life segment's strong market position in its primary businesses, which aligns with these growing markets, will provide opportunities to increase sales of the Life segment's products and services.

Certain proposed legislative initiatives which could impact the Life segment are discussed in the Regulatory Matters and Contingencies section.

INTERNATIONAL


OPERATING SUMMARY
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                     $         427      $       1,413     $        1,452
Net investment income                                                                    65                164                185
Net realized capital gains                                                               17                 70                 95
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                509              1,647              1,732
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          314                946              1,037
Amortization of deferred policy acquisition costs and other expenses                    151                576                533
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           465              1,522              1,570
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                               44                125                162
Income tax expense                                                                       17                 33                 52
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                     27                 92                110

Less:     Net realized capital gains, after-tax                                          11                 50                 64
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $          16      $          42      $          46
------------------------------------------------------------------------------------------------------------------------------------

The International segment includes direct insurance business written by Zwolsche Algemeene (Zwolsche) located in the Netherlands, Belgium and Luxembourg, Hartford Seguros in Spain (formerly ITT Ercos), People's Insurance Company Limited (People's Insurance), of which The Hartford acquired a 49% interest in January 1998, in Singapore and London & Edinburgh Insurance Group, Ltd. (London & Edinburgh) in the United Kingdom, until its sale by The Hartford in November 1998, as discussed below. These companies offer property and casualty products in both personal and commercial lines as well as life insurance products and services designed to meet the needs of local customers.


SUMMARY RESULTS                            1999                              1998                               1997
                             --------------------------------- ---------------------------------- ----------------------------------
                                                       Net                                 Net                                Net
                                           Core       Income                   Core       Income                  Core       Income
                            Revenues   Earnings [1]   (Loss)    Revenues   Earnings [1]   (Loss)   Revenues   Earnings [1]   (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Zwolsche                    $      375 $      27     $    37   $      413   $    31      $    68  $      432  $      33     $    83
Hartford Seguros                   115        (7)         (7)          95        (2)          --          75          2           3
London & Edinburgh                  --        --          --        1,117        20           31       1,225         14          27
Other [2]                           19        (4)         (3)          22        (7)          (7)         --         (3)         (3)
------------------------------------------------------------------------------------------------------------------------------------
         Total              $      509 $      16     $    27   $    1,647   $    42      $    92  $    1,732  $      46     $   110
------------------------------------------------------------------------------------------------------------------------------------

[1] Core earnings represent after-tax operational results excluding, as applicable, net realized capital gains or losses.
[2] Other primarily represents People's Insurance and home office expenses associated with managing international operations.

On November 16, 1998, The Hartford completed the sale of London & Edinburgh to Norwich Union, a leading provider of general and life insurance in the United Kingdom. The Hartford received approximately $525, before costs of sale, for the ongoing operations of London & Edinburgh. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.
Excess Insurance Co. Ltd. is included in The Hartford's Other Operations segment. The gain from the sale of London & Edinburgh of $33, after-tax, has been reported in the 1998 investment results of North American Property & Casualty. London & Edinburgh's operating results are included in the International segment 1998 results through the date of sale and, therefore, are not comparable to current and prior year results.

In 1999, International revenues of $509 were $1.1 billion, or 69%, lower than 1998, primarily due to the sale of London & Edinburgh. Excluding London & Edinburgh, revenues decreased 4% over 1998. Revenues at Zwolsche decreased $38, or 9%, over 1998 primarily due to a 73% decrease in net realized capital gains. The property and casualty market at Zwolsche remained very competitive in 1999 while life business continued to be reasonably priced. Revenues at Hartford Seguros increased $20, or 21%, over 1998 due primarily to 52% growth in automobile earned premiums, offset somewhat by lower net investment income and net realized capital gains. The growth in automobile business in Spain is attributable to a new centralized agent service center combined with risk segmentation and pricing initiatives. Life written premiums in Spain increased due to further penetration of the existing agent distribution network. People's Insurance contributed $19 of revenues in 1999, down 14% from $22 in 1998, due primarily to lower earned premiums and net investment income. This decrease was primarily due to lower investment yields and a very competitive marketplace. Excluding London & Edinburgh, there was a negative foreign exchange impact on total revenues of $14 in 1999, due mainly to weakness in the Euro.

Core earnings of $16 in 1999 decreased $26, or 62%, from 1998. Excluding the impact of London & Edinburgh, core earnings in 1999 decreased $6, or 27%. Core earnings at Zwolsche decreased $4, or 13%, as property and casualty core earnings decreased 33% due to an increased loss ratio, lower net investment income and higher expenses associated with Year 2000 and Euro conversion initiatives. Life core earnings at Zwolsche increased with continued favorable operating performance in savings and asset management product areas. A core earnings loss at Hartford Seguros increased $5 from 1998 primarily due to a higher automobile loss ratio resulting from increased claims frequency. Various actions, including rate increases and a more strict underwriting policy, including agent cancellations, have been implemented to remediate the situation. The lower core earnings in International for 1999 have been offset primarily by lower home office expenses. Additionally, a negative foreign exchange impact of $1 on 1999 earnings resulted primarily from weakness in the Euro.

In 1998, revenues of $1.6 billion were $85, or 5%, lower than 1997, primarily due to the sale of London & Edinburgh which reflects operating results to the date of sale. Excluding London & Edinburgh, revenue growth over 1997 was 5%. Market conditions in property and casualty business in the Netherlands were very competitive, resulting in nominal premium growth, while life business produced modest growth. Zwolsche revenue was down 4% due to lower net realized capital gains and a negative foreign exchange impact due to weakness in the Dutch Guilder. Hartford Seguros revenues were up significantly due to 62% growth in automobile written premiums. Also, People's Insurance contributed $22 of revenues in 1998. Foreign exchange impacts on total revenues were negligible in 1998 as the strength in the Sterling offset weakness in the Dutch Guilder.

Core earnings of $42 in 1998 decreased $4, or 9%, from 1997. The decrease in core earnings from 1997 was due to declining automobile underwriting results at Hartford Seguros, a slightly higher casualty loss ratio and higher expenses related to Year 2000 and Euro conversion initiatives at Zwolsche and higher home office expenses in Other. Partially offsetting these decreases was a $6 increase at London & Edinburgh. The increase at London & Edinburgh was due to improved personal lines results, including automobile, offset by higher losses from weather events, losses related to professional liability claims and a lower effective tax rate. A negative foreign exchange impact of $1 resulted primarily from weakness in the Dutch Guilder.

OUTLOOK

The outlook at Zwolsche for 2000 is for slow written premium growth in property and casualty due to continued soft market conditions. Continued moderate growth is expected for life operations. Growth expectations for life savings and pension products in the Netherlands continue to be positive due to their tax advantages and the expected continuation of a favorable interest rate environment. An impending change in tax laws to be effective in 2001 is expected to remove some of the tax advantages currently available to certain life products. This change will result in a shift of business away from certain life insurance products to asset accumulation products. The asset management business is expected to benefit from this change. Zwolsche will continue to explore the viability of opportunities in both life and property and casualty business in the Netherlands during 2000 as the government continues to review moving certain social security programs into the private sector. In February 1998, Zwolsche obtained a bank license to support the growth of the life and asset management business in the Netherlands and in 1999, established an insurance company in Luxembourg to support the growth of its Belgium life operation and to develop a European cross-border operation in life and asset accumulation products.

The outlook for Hartford Seguros is for slower growth in automobile in property and casualty business and significant growth in life savings products due to a recently signed distribution agreement with the largest mutual fund in Spain. Management expects that Hartford Seguros will continue to build on its unique centralized service business model and segmented underwriting and pricing skills. Hartford Seguros is reviewing various alternative distribution opportunities and continues to enhance its strategy to grow its life business. The Spanish market is expected to have significant growth opportunities in life and savings products in the years ahead.

The International segment continues to explore acquisition opportunities in Western Europe, Latin America and Asia. The investment in People's Insurance Company is intended to provide a base of operations for further Asian development in both life and property and casualty businesses.

OTHER OPERATIONS


Operating Summary
                                                                                     1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                     $           5      $           1     $            4
Net investment income                                                                   147                159                157
Net realized capital gains                                                               --                  3                  1
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                152                163                162
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          140                153                200
Amortization of deferred policy acquisition costs and other expenses (income)             4                  5                 (4)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           144                158                196
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                                         8                  5                (34)
Equity gain on HLI initial public offering                                               --                 --                368
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                8                  5                334
Income tax expense (benefit)                                                              2                 --                (36)
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE MINORITY INTEREST                                                 6                  5                370
Minority interest in consolidated subsidiary                                            (86)               (72)               (37)
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                             (80)               (67)               333

Less:     Net realized capital gains, after-tax                                          --                  2                  1
          Equity gain on HLI initial public offering                                     --                 --                368
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         (80)     $         (69)     $         (36)
------------------------------------------------------------------------------------------------------------------------------------

Other Operations consist of the property and casualty insurance operations of The Hartford which have discontinued writing new business. These operations primarily include First State Insurance Company, Heritage Reinsurance Company, Ltd. and Excess Insurance Company Limited. The main focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

Revenues decreased $11 in 1999 whereas they were essentially flat in the prior years. Core earnings were reduced by $86, $72 and $37 in 1999, 1998 and 1997, respectively, representing the approximate 19% minority interest in HLI's operating results. (For additional information regarding HLI's results, see the Life section.) Excluding minority interest, core earnings increased $3 in 1999 over 1998 and $2 in 1998 over 1997.

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

ENVIRONMENTAL AND ASBESTOS CLAIMS

The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect North American Property & Casualty and the Other Operations segments. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry in the mid-1990s, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996. The Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996.

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with the U.S. exposures of The Hartford's International segment and exposures of the Other Operations segment. The methodology utilized a ground-up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 1999, 1998 and 1997, was as follows (net of reinsurance):

                                                      Environmental and Asbestos
                                                 Claims and Claim Adjustment Expenses
                                               1999                              1998                              1997
                               --------------------------------  --------------------------------  --------------------------------
                                Environ.   Asbestos    Total      Environ.   Asbestos    Total      Environ.   Asbestos    Total
                               ----------------------------------------------------------------------------------------------------
Beginning liability            $   1,144  $    648   $  1,792    $   1,312  $    688   $  2,000    $  1,439   $    717    $  2,156
Claims and claim adjustment
  expenses incurred                    7         4         11           --         6          6          --          2           2
Claims and claim adjustment
  expenses paid                     (156)      (45)      (201)        (150)      (64)      (214)       (113)       (45)       (158)
Other [1]                             --        --         --          (18)       18         --         (14)        14          --
 ----------------------------------------------------------------------------------------------------------------------------------
   Ending liability [2]        $     995  $    607   $  1,602    $   1,144  $    648   $  1,792    $  1,312   $    688    $  2,000
 ----------------------------------------------------------------------------------------------------------------------------------

[1] Other represents reclassifications of beginning reserves between environmental and asbestos for 1998 and 1997.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,506, $1,711 and $1,853 for 1999, 1998 and 1997, respectively.
      As of December 31, 1999, 1998, and 1997, reserves for environmental and asbestos, gross of reinsurance, were $1,609 and $1,499, $1,850 and $1,653, and $2,165 and $1,688, respectively.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1999 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies, as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

INVESTMENTS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment portfolios are divided between North American Property & Casualty, Life, International and Other Operations. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

The investment portfolios of North American Property & Casualty, Life, International and Other Operations are managed by distinct investment strategy groups. They are responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Hartford Investment Management Company, a wholly owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the strategy groups for North American Property & Casualty, Life and Other Operations, including the identification and purchase of securities that fulfill the objectives of the strategy groups. Execution of international investment plans is performed by each international subsidiary.

NORTH AMERICAN PROPERTY & CASUALTY

The investment objective of North American Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Investment strategies are developed based on a variety of factors, including business needs, regulatory requirements and tax considerations.

Total invested assets were $14.2 billion at December 31, 1999 and were comprised of fixed maturities of $13.0 billion and other investments of $1.2 billion, primarily equity securities. At December 31, 1998, total invested assets were $15.1 billion and were comprised of fixed maturities of $14.3 billion and other investments of $823, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Type                       Fair Value Percent Fair Value Percent
-----------------------------------------------------------------
Municipal - tax-exempt      $  8,160   62.5%  $  8,804    61.5%
Corporate                      1,668   12.8%     2,119    14.8%
Commercial MBS                   696    5.3%       834     5.8%
Gov't/Gov't agencies - For.      606    4.7%       501     3.5%
ABS                              419    3.2%       500     3.5%
MBS - agency                     413    3.2%       348     2.4%
CMO                              228    1.8%       415     2.9%
Gov't/Gov't agencies - U.S.       34    0.3%        46     0.3%
Municipal - taxable               17    0.1%        24     0.2%
Short-term                       697    5.3%       663     4.6%
Redeemable preferred stock       109    0.8%        65     0.5%
-----------------------------------------------------------------
   Total fixed maturities   $ 13,047  100.0%  $ 14,319   100.0%
-----------------------------------------------------------------

In 1999, total invested assets for North American Property & Casualty declined primarily as a result of the impact of rising interest rates. Among the portfolio actions taken during the year were a reduction in taxable bonds (primarily Corporate, Commercial MBS and CMO securities) and an increase in limited partnership investments.

The taxable equivalent duration of the December 31, 1999 fixed maturity portfolio was 5.0 years compared to 4.8 years at December 31, 1998. The change in taxable equivalent duration was primarily due to the purchase of longer duration securities and an increase in interest rates. Duration is defined as the market price sensitivity of the portfolio to parallel shifts in the yield curve.

INVESTMENT RESULTS

The table below summarizes North American Property & Casualty results.

                                          1999     1998      1997
------------------------------------------------------------------
Net investment income, before-tax      $   853  $   824   $   777
Net investment income, after-tax[1]    $   684  $   656   $   619

Yield on average invested assets,
  before-tax [2]                           6.0%      5.8%     5.9%
Yield on average invested assets,
  after-tax [1] [2]                        4.8%      4.6%     4.7%
Net realized capital gains, before-tax $    22  $    231  $   231
------------------------------------------------------------------
[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.
[2] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1999, both before- and after-tax net investment income increased by 4% over 1998. These increases were primarily due to an increase in income from limited partnership investments, as well as the significant reallocation of assets in the fourth quarter of 1998 from equity securities to fixed maturities, which also positively impacted both before- and after-tax yields.

For the year ended December 31, 1998, both before- and after-tax net investment income increased by 6% over 1997. This increase was the result of higher invested asset levels as a result of repayment of allocated advances by HLI. In addition, the reallocation of assets from equities to fixed maturities throughout the year positively impacted both before- and after-tax net investment income. After-tax net investment income was also favorably impacted by the reallocation from taxable to tax-exempt bonds. The decline in before- and after-tax yields on average invested assets reflected declining interest rates, primarily impacting taxable bonds.

Net realized capital gains for the year ended December 31, 1999 decreased from the prior year, primarily as a result of opportunities taken in 1998 in a strong equity market. Net realized capital gains for 1999 were partially offset by a $9, after-tax, other than temporary impairment of asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS). The CFS securities were sold in August of 1999 at a nominal gain.

Net realized capital gains for 1998 were unchanged from 1997. During 1998, net gains from the sale of fixed maturities and equity securities were partially offset by a $7, after-tax, other than temporary impairment of the CFS securities. Net realized capital gains for 1998 also included a $33, after-tax gain from the sale of London & Edinburgh.

LIFE

The primary investment objective of the Life segment's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life Operations - Interest Rate Risk".

Invested assets, excluding separate accounts, totaled $21.8 billion at December 31, 1999 and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans and other investments of $529. At December 31, 1998, invested assets totaled $24.9 billion and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans and other investments of $503. The decrease in invested assets was primarily due to the decline in leveraged COLI business (as discussed in the COLI section) and a rise in interest rates. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Type                       Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

Corporate                   $  7,737   45.4%  $  7,898    44.6%
ABS                            2,508   14.7%     2,465    13.9%
Commercial MBS                 2,112   12.4%     2,036    11.5%
Municipal - tax-exempt         1,108    6.5%       916     5.2%
MBS - agency                     853    5.0%       503     2.9%
CMO                              592    3.5%       831     4.7%
Gov't/Gov't agencies - For.      339    2.0%       530     3.0%
Gov't/Gov't agencies - U.S.      229    1.3%       166     0.9%
Municipal - taxable              165    1.0%       223     1.3%
Short-term                     1,346    7.9%     2,119    12.0%
Redeemable preferred stock        46    0.3%         5     --
-----------------------------------------------------------------
   Total fixed maturities   $ 17,035  100.0%  $ 17,692   100.0%
-----------------------------------------------------------------

During 1999, the Life segment continued its investment strategy of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increasing its allocation to Commercial MBS and MBS-agency. The decrease in short-term investments as of December 31, 1999 as compared to 1998 is primarily related to the funding of scheduled liability maturities and reallocation into other asset sectors.

As of December 31, 1999 and 1998, approximately 21.5% and 22.8%, respectively, of the Life segment's fixed maturities were invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities. However, covenants for private placements are designed to compensate for liquidity risk. Most of the private placement securities in the segment's portfolio are rated by nationally recognized rating agencies.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

(before-tax)                          1999     1998     1997
----------------------------------------------------------------

Net investment income - ex. policy
     loans                          $ 1,171  $ 1,166   $ 1,111
Policy loan income                      391      789       425
                                   -----------------------------
Net investment income - total       $ 1,562  $ 1,955   $ 1,536
Yield on average invested assets[1]     6.7%      7.9%     7.6%
Net realized capital losses         $    (5) $    --   $    --
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the MBL Recapture proceeds were received on January 1, 1998.

For the year ended December 31, 1999, total before-tax net investment income decreased 20% from 1998, primarily due to a decrease in policy loan income resulting from the decrease in leveraged COLI business. The decline in yield on average invested assets was due to the decrease in policy loan income and the decline in policy loan weighted average interest rate to 7.5% for 1999 from 9.9% for 1998.

For the year ended December 31, 1998, total before-tax net investment income increased 27% from 1997, primarily due to an increase in policy loan income resulting from the 1998 MBL Recapture. The increase in yields on average invested assets was due to the increase in policy loan income and, to a lesser extent, an increase in fixed maturities rated BBB.

Net realized capital gains on the sale of equity securities and fixed maturities for the year ended December 31, 1999 partially offset a $32, after-tax, other than temporary impairment of asset backed securities securitized and serviced by CFS. The CFS securities were sold in August of 1999 for a nominal gain.

There were no net realized capital gains or losses for the year ended December 31, 1998, unchanged from 1997. During 1998, realized capital gains from the sale of fixed maturities and equity securities were offset by after-tax realized capital losses, including $21 related to an other than temporary impairment associated with the CFS securities.

INTERNATIONAL

The investment objectives of the International segment are to generate appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Investments are made with durations and in currencies that reflect the nature of each company's liabilities.

Invested assets, excluding separate accounts, were $1.1 billion at December 31, 1999 and were comprised of fixed maturities of $734 and other investments of $361, primarily equity securities. At December 31, 1998, invested assets totaled $1.2 billion and were comprised of fixed maturities of $844 and other investments of $350, primarily equity securities.

                    Fixed Maturities by Type
------------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Type                       Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

Gov't/Gov't agencies - For. $    475   64.7%  $    611    72.4%
Corporate                        130   17.7%       109    12.9%
ABS                               16    2.2%       --      --
Short-term                       113   15.4%       124    14.7%
-----------------------------------------------------------------
   Total fixed maturities   $    734  100.0%  $    844   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the International segment's results.

(before-tax)                          1999     1998      1997
-----------------------------------------------------------------

Net investment income              $     65  $   164  $    185
Yield on average invested assets[1]     6.1%      7.0%     7.2%
Net realized capital gains         $     17  $    70  $     95
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1999, before-tax net investment income decreased 60% from 1998, primarily due to the effects of the London & Edinburgh sale in November 1998. Excluding London & Edinburgh, net investment income decreased 6% compared to 1998, mainly due to weaknesses in the Dutch Guilder and overall lower yields in Asia. Yield on average invested assets decreased to 6.1%, mainly due to lower short-term interest rates in certain international markets.

For the year ended December 31, 1998, before-tax net investment income decreased 11% from 1997, primarily as a result of the sale of London & Edinburgh. Excluding London & Edinburgh, net investment income increased 13% despite a continued trend of lower yields in Europe. This growth was primarily due to an increase in life business at Zwolsche in the Netherlands and the acquisition of The Hartford's 49% interest in People's Insurance in Singapore in January 1998.

Net realized capital gains at December 31, 1999 decreased from 1998, primarily due to the further weakening of the equity market in the Netherlands.

The decrease in net realized capital gains in 1998 was primarily due to the weakening of the equity market in the Netherlands.

OTHER OPERATIONS

The investment objective of Other Operations is to ensure the full and timely payment of all liabilities. The ongoing strategy is to match asset and liability cash flows in the early years and to match asset and liability durations in the long-term.

Invested assets were $2.1 billion and $2.5 billion at December 31, 1999 and December 31, 1998, respectively, and were substantially comprised of fixed maturities.


                    Fixed Maturities by Type
-----------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Type                       Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

Corporate                   $  1,306   63.4%  $  1,603    64.7%
Commercial MBS                   185    9.0%       145     5.9%
ABS                              161    7.8%       224     9.0%
Gov't/Gov't agencies - U.S.       67    3.2%        82     3.3%
Gov't/Gov't agencies - For.       59    2.9%        50     2.0%
Municipal - taxable               37    1.8%        40     1.6%
MBS - agency                      32    1.6%        41     1.7%
CMO                               12    0.6%        20     0.8%
Short-term                       193    9.4%       262    10.6%
Redeemable preferred stock         7    0.3%         9     0.4%
-----------------------------------------------------------------
   Total fixed maturities   $  2,059  100.0%  $  2,476   100.0%
-----------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Other Operations results.

(before-tax)                          1999     1998      1997
-----------------------------------------------------------------

Net investment income               $   147  $   159   $   157
Yield on average invested assets[1]     6.5%      6.6%     6.7%
Net realized capital gains          $    --  $     3   $     1
----------------------------------------------------------------
[1] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1999, before-tax net investment income decreased 8%, primarily due to the reduction in invested assets as a result of the funding of runoff liabilities. Yield on average invested assets also declined slightly compared to the prior period.

For the year ended December 31, 1998, both before-tax net investment income and yield on average invested assets remained relatively flat compared to the prior year.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $102.6 billion and $81.3 billion as of December 31, 1999 and 1998, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $9.1 billion and $10.3 billion as of December 31, 1999 and 1998, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder.

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

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting the property and casualty and life operations. Derivative instruments are utilized in accordance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

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

PROPERTY AND CASUALTY OPERATIONS

As of December 31, 1999 and 1998, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Credit Quality             Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    650    4.2%  $    805     4.7%
 AAA                           6,045   39.2%     6,570    38.2%
 AA                            3,278   21.2%     3,209    18.7%
 A                             2,613   16.9%     3,409    19.8%
 BBB                           1,240    8.0%     1,508     8.8%
 BB & below                      658    4.3%       682     3.9%
 Short-term                      958    6.2%     1,016     5.9%
-----------------------------------------------------------------
   Total fixed maturities   $ 15,442  100.0%  $ 17,199   100.0%
-----------------------------------------------------------------

LIFE OPERATIONS

As of December 31, 1999 and 1998, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                                  1999               1998
-----------------------------------------------------------------
Credit Quality             Fair Value Percent Fair Value Percent
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,404    9.1%  $  2,596     9.3%
 AAA                           3,868   14.7%     3,907    14.0%
 AA                            3,219   12.2%     2,716     9.7%
 A                             8,731   33.1%     8,878    31.8%
 BBB                           5,816   22.1%     7,019    25.2%
 BB & below                      559    2.1%       492     1.8%
 Short-term                    1,772    6.7%     2,298     8.2%
-----------------------------------------------------------------
   Total fixed maturities   $ 26,369  100.0%  $ 27,906   100.0%
-----------------------------------------------------------------

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

Upward movement in market interest rates during 1999 resulted in a significant decline in the unrealized appreciation of the fixed income security portfolio from 1998, to an unrealized loss position at December 31, 1999. However, The Hartford's asset allocation, and therefore its exposure to market risk, has not changed materially from its position at December 31, 1998.

The  Company  analyzes   interest  rate  risk  using  various  models  including
multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and regulatory requirements in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information on these strategies along with tables reflecting outstanding derivative instruments, see the Property and Casualty Operations and Life Operations discussions below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 1999 and 1998, totaled $9.8 billion and $11.3 billion, respectively.

The following discussions focus on the key market risk exposures within each of the property and casualty and life operations.


PROPERTY AND CASUALTY OPERATIONS

Interest Rate Risk
------------------

The primary exposure to interest rate risk in the property and casualty operations relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt issued. Derivative instruments are used periodically to manage interest rate risk and as a result, their value will change as market rates change, generally in the opposite direction of the item being hedged. The total notional amounts of derivatives used for hedging interest rate risk as of December 31, 1999 and 1998, were $136 and $75, respectively.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons (WAC) by estimated maturity year at December 31, 1999, are reflected in the following table. Comparative totals are included as of December 31, 1998. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1999 and 1998, and is based primarily on London Interbank Offered Rate (LIBOR). Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed as they were immaterial to the property and casualty operations' investment portfolio.

                                                                                                                  1999        1998
                                                  2000      2001       2002      2003       2004    Thereafter   Total       Total
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                    $     75   $    84   $    147   $    174  $    263   $  6,137   $  6,880   $  7,041
  WAC                                               7.4%      7.0%       6.1%       5.7%      5.6%       5.3%       5.3%       5.4%
  Fair value                                                                                                   $  6,662   $  7,262
 Variable Rate
  Par value                                    $      2   $     2   $      2   $      4  $      2   $    377   $    389   $    217
  WAC                                               6.8%      6.8%       6.8%       6.1%      6.8%       6.2%       6.2%       6.2%
  Fair value                                                                                                   $    311   $    170
BONDS - OTHER
 Fixed Rate
  Par value                                    $    775   $   463   $    338   $    493  $    648   $  3,300   $  6,017   $  6,766
  WAC                                               5.3%      6.4%       6.2%       6.1%      6.4%       5.8%       5.9%       6.3%
  Fair value                                                                                                   $  6,145   $  7,070
 Variable Rate
  Par value                                    $      --  $     --  $      --  $      -- $      --  $    136   $    136   $    188
  WAC                                                 --        --         --         --        --       9.6%       9.6%       5.8%
  Fair value                                                                                                   $    143   $    160
ASSET BACKED SECURITIES
 Fixed Rate
  Par value                                    $     80   $    62   $    100   $     45  $     55   $    179   $    521   $    591
  WAC                                               5.0%      7.0%       6.9%       6.9%      6.8%       7.3%       6.7%       6.8%
  Fair value                                                                                                   $    503   $    571
 Variable Rate
  Par value                                    $      --  $    55   $      2   $      8  $     28   $     19   $    112   $    100
  WAC                                                 --      6.2%       7.2%       7.2%      6.4%       6.1%       6.3%       6.2%
  Fair value                                                                                                   $    113   $    102
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                    $     47   $    39   $     29   $     18  $     12   $    115   $    260   $    416
  WAC                                               6.7%      6.7%       6.8%       6.8%      7.0%       6.8%       6.8%       7.3%
  Fair value                                                                                                   $    228   $    423
 Variable Rate
  Par value                                    $      1   $     2   $      1   $      1  $      1   $      7   $     13   $     13
  WAC                                               6.9%      8.4%       8.3%       8.2%      8.7%      11.4%      10.2%       6.9%
  Fair value                                                                                                   $     12   $     12
COMMERCIAL MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                    $      9   $    31   $     23   $     19  $     32   $    592   $    706   $    794
  WAC                                               7.0%      7.4%       7.5%       7.6%      7.5%       7.0%       7.1%       7.0%
  Fair value                                                                                                   $    633   $    830
 Variable Rate
  Par value                                    $     13   $    15   $     11   $      9  $     34   $    180   $    262   $    196
  WAC                                               8.0%      8.4%       8.3%       8.2%      8.3%       7.6%       7.8%       7.1%
  Fair value                                                                                                   $    249   $    200
MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                    $     26   $    35   $     45   $     41  $     34   $    281   $    462   $    406
  WAC                                               7.0%      7.0%       7.0%       6.9%      7.0%       7.0%       7.0%       6.9%
  Fair value                                                                                                   $    445   $    395
------------------------------------------------------------------------------------------------------------------------------------

The following table provides information as of December 31, 1999 on interest rate swaps used to manage interest rate risk on fixed maturities and presents notional amounts with weighted average pay and receive rates by maturity year. Comparative totals are included as of December 31, 1998. The weighted average pay rate is based on spot rates as of December 31, 1999 and 1998.


                                                                                                                 1999      1998
INTEREST RATE SWAPS                               2000      2001       2002      2003       2004    Thereafter   TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed
  Notional value                               $      --  $     --  $     25   $      -- $     50   $      --  $     75  $     75
  Weighted average pay rate                           --        --       6.2%         --      6.3%         --       6.3%      5.4%
  Weighted average receive rate                       --        --       6.5%         --      6.7%         --       6.6%      6.6%
  Fair value                                                                                                   $     (1) $      4
Pay Variable/Receive Different Variable
  Notional value                               $     61   $     --  $      --  $      -- $      --  $      --  $     61  $     --
  Weighted average pay rate                         6.2%        --         --         --        --         --       6.2%       --
  Weighted average receive rate                     6.7%        --         --         --        --         --       6.7%       --
  Fair value                                                                                                   $     (1) $     --
------------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1999 on debt obligations and QUIPS and reflects principal cash flows and related weighted average interest rate by maturity year. Comparative totals are included as of December 31, 1998.


                                                                                                                   1999      1998
                                                  2000      2001       2002      2003       2004    Thereafter     TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
 Fixed Rate
  Amount                                       $     31   $    --   $     --   $     --  $     --   $     --   $     31  $     31
  Weighted average interest rate                    6.4%       --         --         --        --         --        6.4%      5.4%
  Fair value                                                                                                   $     31  $     31
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $   200   $    299   $     --  $     --   $    399   $    898  $    898
  Weighted average interest rate                     --       8.4%       6.6%        --        --        6.9%       7.2%      7.0%
  Fair value                                                                                                   $    872  $    943
CUMULATIVE QUARTERLY INCOME PREFERRED
  SECURITIES (QUIPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $  1,000   $  1,000  $  1,000
  Weighted average interest rate                     --        --         --         --        --        8.4%       8.4%      8.0%
  Fair value                                                                                                   $    879  $  1,031
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Equities Price Risk
-------------------

The property and casualty operations hold a diversified portfolio of investments in equity securities representing firms in various countries, industries and market segments ranging from small market capitalization stocks to Standard & Poor's 500 stocks. The risk associated with these securities relates to potential decreases in value resulting from changes in equity prices.

The operations occasionally use equity futures to hedge against a change in value on the anticipated purchase or sale of equity securities. As of December 31, 1999 and 1998, there were no outstanding derivative instruments hedging equity price risk.

The following table reflects equity securities owned at December 31, 1999 and 1998, grouped by major market type.


                              1999                1998
                       ----------------------------------------
                       FAIR VALUE PERCENT  FAIR VALUE  PERCENT
---------------------------------------------------------------
EQUITY SECURITIES
  Domestic
   Large cap           $   519      45.8%   $   390       42.2%
   Midcap/small cap        114      10.0%       105       11.3%
  Foreign
   EAFE [1]/Canadian       465      41.0%       411       44.3%
   Emerging                 36       3.2%        20        2.2%
---------------------------------------------------------------
     TOTAL             $ 1,134     100.0%  $    926      100.0%
---------------------------------------------------------------
[1] Europe, Australia, Far East countries index.

Currency Exchange Risk
----------------------

Currency exchange risk within the property and casualty operations relates primarily to translating both profits and net equity investment in its international subsidiaries from the subsidiary's local currency to U.S. dollars. The following table represents the property and casualty operations' net equity investments in its primary foreign subsidiaries, the related foreign currency and the impact to the net equity investment based upon a 10% change in foreign currency rates at December 31, 1999 and 1998. The property and casualty operations also had immaterial exposures to the Singapore Dollar, British Sterling and Spanish Peseta.

                                   Impact of 10%
                     Net Equity       Changes
Company              Investment    -10%    +10%     Currency [1]
------------------- ------------- ------- -------- -------------
1999
 Zwolsche               $279       $(28)    $28        Euro
1998
 Zwolsche               $348       $(35)    $35      Guilder
------------------- ------------- ------- -------- -------------
[1] On January 1, 1999, the Netherlands became a member of the European Monetary Union and its currency, the Dutch Guilder, was replaced by the Euro.

Currency exchange risk also exists with respect to investments in foreign equity securities. Forward foreign contracts with a notional amount of $48 and $43 were used to manage this risk at December 31, 1999 and 1998, respectively.

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

As described above, the life operations hold a significant fixed maturity portfolio that includes both fixed and variable rate features. The following table reflects the principal amounts of the life operations' general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 1999. Comparative totals are included as of December 31, 1998. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1999 and 1998, and is primarily based on LIBOR. Callable bonds and notes are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the life investment portfolio.

                                                                                                                1999        1998
                                                2000      2001       2002       2003      2004    Thereafter    TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                  $    100   $     56  $     35   $     66   $     9   $    810   $    1,076  $   1,083
  WAC                                             7.0%       5.8%      7.1%       7.5%      8.1%       5.1%       5.6%        5.6%
  Fair value                                                                                                 $    1,016  $   1,080
 Variable Rate
  Par value                                  $    126   $     39  $     26   $      --  $    30   $  1,142   $    1,363  $   1,082
  WAC                                             6.6%       6.2%      6.6%         --      7.3%       6.6%       6.6%        6.0%
  Fair value                                                                                                 $    1,256  $     982
BONDS - OTHER
 Fixed Rate
  Par value                                  $  3,405   $  1,864  $  1,298   $  1,234   $ 1,253   $  7,097   $   16,151  $  15,728
  WAC                                             6.7%       7.1%      7.3%       6.9%      6.3%       5.5%       6.2%        6.3%
  Fair value                                                                                                 $   14,441  $  15,755
 Variable Rate
  Par value                                  $    222   $     84  $    122   $     84   $    65   $    343   $      920  $   1,153
  WAC                                             6.5%       6.0%      6.1%       5.7%      5.7%       4.9%       5.7%        5.8%
  Fair value                                                                                                 $      827  $   1,114
ASSET BACKED SECURITIES
 Fixed Rate
  Par value                                  $    442   $    623  $    331   $    227   $   189   $    387   $    2,199  $   2,153
  WAC                                             6.8%       6.6%      6.5%       6.4%      6.8%       7.3%       6.8%        6.8%
  Fair value                                                                                                 $    2,045  $   2,074
 Variable Rate
  Par value                                  $    218   $    292  $    252   $    241   $   192   $    482   $    1,677  $   1,730
  WAC                                             6.4%       6.4%      6.6%       6.7%      6.8%       6.7%       6.6%        6.1%
  Fair value                                                                                                 $    1,540  $   1,683
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                  $    354   $    251  $    154   $     85   $    51   $    243   $    1,138  $   1,425
  WAC                                             6.0%       6.1%      6.2%       6.6%      7.2%       7.4%       6.5%        6.5%
  Fair value                                                                                                 $    1,022  $   1,371
 Variable Rate
  Par value                                  $     20   $      3  $      1   $      1   $     1   $    102   $      128  $     266
  WAC                                             7.3%       5.0%      6.9%      15.5%      8.1%       5.5%       5.8%        6.2%
  Fair value                                                                                                 $      117  $     264
COMMERCIAL MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                  $    131   $    158  $    151   $     55   $   104   $  1,497   $    2,096  $   1,767
  WAC                                             6.7%       7.6%      7.2%       7.2%      7.2%       7.1%       7.2%        7.1%
  Fair value                                                                                                 $    1,922  $   1,784
 Variable Rate
  Par value                                  $    248   $    144  $    154   $    187   $   137   $    563   $    1,433  $   1,160
  WAC                                             7.3%       7.5%      7.3%       7.3%      7.6%       7.6%       7.5%        6.7%
  Fair value                                                                                                 $    1,228  $   1,075
MORTGAGE BACKED SECURITIES
 Fixed Rate
  Par value                                  $     85   $     99  $     99   $     89   $    80   $    836   $    1,288  $     723
  WAC                                             7.1%       7.0%      7.0%       7.0%      7.0%       7.8%       7.5%        7.6%
  Fair value                                                                                                 $      994  $     682
 Variable Rate
  Par value                                  $      1   $      1  $      --  $      --  $     --  $      2   $        4  $      11
  WAC                                             6.6%       6.6%        --         --        --       6.3%       6.4%        8.6%
  Fair value                                                                                                 $        4  $      10
------------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1999 on debt obligations and TruPS and reflects principal cash flows and related weighted average interest rate by maturity year. Comparative totals are included as of December 31, 1998.


                                                                                                                1999        1998
                                                2000      2001       2002       2003      2004    Thereafter    TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $    200   $    450   $    650  $    650
  Weighted average interest rate                     --        --         --         --       7.0%       7.5%       7.4%      7.4%
  Fair value                                                                                                   $    633  $    710
TRUST PREFERRED SECURITIES (TRUPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $    250   $    250  $    250
  Weighted average interest rate                     --        --         --         --        --        7.4%       7.4%      7.4%
  Fair value                                                                                                   $    203  $    254
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Asset and Liability Management Strategies Used to Manage Market Risk
--------------------------------------------------------------------

The life operations employ several risk management tools to quantify and manage market risk arising from their investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the life operations use a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. Notional amounts pertaining to derivatives totaled $9.6 billion at December 31, 1999 ($6.3 billion related to insurance investments and $3.3 billion related to life insurance liabilities). At December 31, 1998, notional amounts pertaining to derivatives totaled $11.2 billion ($6.0 billion related to insurance investments and $5.2 billion related to life insurance liabilities). The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, life operations commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 1999 and 1998 were $314 and $712, respectively.

Liability Hedging -- Several products obligate the life operations to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the life operation enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the life operations to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 1999 and 1998 were $3.3 billion and $5.2 billion, respectively.

Asset Hedging -- To meet the various life policyholder obligations and to provide cost-effective prudent investment risk diversification, the life operations may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 1999 and 1998, were $4.8 billion and $3.8 billion, respectively.

Portfolio Hedging -- The life operation periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December

31, 1999 and 1998, were $1.2 billion and $1.5 billion, respectively.

The following tables provide information as of December 31, 1999 with comparative totals for December 31, 1998 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. Life operations uses option contracts to hedge debt instruments that totaled $254 and $110 in notional amounts and $(50) and $(20) in carrying value as of December 31, 1999 and 1998, respectively.



                                                                                                                 1999       1998
INTEREST RATE SWAPS                               2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                               $    164   $   148   $    222   $    140  $    116   $    904   $  1,694  $  1,383
  Weighted average pay rate                         5.1%      6.1%       5.1%       6.0%      5.6%       6.1%       5.8%      5.9%
  Weighted average receive rate                     6.7%      6.2%       6.2%       6.2%      6.2%       6.2%       6.2%      5.4%
  Fair value                                                                                                   $     76  $    (46)
Pay Variable/Receive Fixed
  Notional value                               $    577   $   318   $    439   $    675  $  1,244   $  1,510   $  4,763  $  4,925
  Weighted average pay rate                         6.1%      6.2%       6.1%       6.1%      6.2%       6.2%       6.2%      5.3%
  Weighted average receive rate                     6.3%      7.0%       6.3%       5.8%      6.1%       6.4%       6.2%      6.3%
  Fair value                                                                                                   $   (160) $    160
Pay Variable /Receive Different Variable
  Notional value                               $    145   $    85   $     40   $     29  $    101   $     42   $    442  $  1,403
  Weighted average pay rate                         6.3%      6.3%       6.0%       6.1%      5.9%       6.3%       6.2%      5.2%
  Weighted average receive rate                     5.9%      5.6%       6.1%       6.2%      6.3%       6.8%       6.0%      5.8%
  Fair value                                                                                                   $      1  $     (2)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  1999      1998
Interest Rate Caps - LIBOR Based                  2000      2001       2002      2003       2004    Thereafter   TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $      -- $     42
  Weighted average strike rate (4.0 - 5.9%)           --        --         --         --        --         --         --      5.2%
  Fair value                                                                                                   $      -- $      1
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $      -- $     35
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --         --         --      6.6%
  Fair value                                                                                                   $      -- $      1
  Notional value                               $      --  $     --  $     10   $     54  $      --  $    107   $    171  $    200
  Weighted average strike rate (8.0 - 9.9%)           --        --       8.9%       8.5%        --       8.4%       8.5%      8.5%
  Fair value                                                                                                   $      2  $      1
  Notional value                               $     10   $     --  $     21   $      -- $      --  $      --  $     31  $     41
  Weighted average strike rate (10.0 - 11.9%)      11.5%        --      10.1%         --        --         --      10.6%     10.7%
  Fair value                                                                                                   $      -- $     --
 Issued
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $      -- $     13
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --         --         --      7.2%
  Fair value                                                                                                   $      -- $     --
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $      -- $     13
  Weighted average strike rate (8.0 - 9.9%)           --        --         --         --        --         --         --      8.3%
  Fair value                                                                                                   $      -- $     --
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 1999       1998
INTEREST RATE CAPS - CMT BASED [1]                2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                               $     244  $     --  $      --  $     250 $      --  $      --  $     494  $    611
  Weighted average strike rate (6.0 - 7.9%)          7.7%       --         --        7.7%       --         --        7.7%      7.7%
  Fair value                                                                                                   $       1  $     --
  Notional value                               $      --  $     --  $    100   $     250 $      --  $    500   $     850  $    950
  Weighted average strike rate (8.0 - 9.9%)           --        --       9.5%        8.7%       --       8.7%        8.8%      8.7%
  Fair value                                                                                                   $       4  $      1
Issued
  Notional value                               $     244  $     --  $      --  $      -- $      --  $      --  $     244  $    361
  Weighted average strike rate (6.0 - 7.9%)          7.7%       --         --         --        --         --        7.7%      7.8%
  Fair value                                                                                                   $      --  $     --
  Notional value                               $      --  $     --  $    100   $      -- $      --  $      --  $     100  $    200
  Weighted average strike rate (8.0 - 9.9%)           --        --       9.5%         --        --         --        9.5%      8.8%
  Fair value                                                                                                   $      --  $     --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 1999       1998
INTEREST RATE FLOORS - LIBOR BASED                2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     --   $    --   $     --   $     --  $     --   $     --   $     --  $    100
  Weighted average strike rate (4.0 - 5.9%)          --        --         --         --        --         --         --        4.2%
  Fair value                                                                                                   $     --  $     --
  Notional value                               $     --   $    --   $     --   $     --  $      27  $     --   $     27  $     65
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        7.9%       --        7.9%      7.0%
  Fair value                                                                                                   $      2  $      7
 Issued
  Notional value                               $     --   $    10   $     31   $     54  $      34  $     77   $    206  $    240
  Weighted average strike rate (4.0 - 5.9%)          --        4.9%       5.3%       5.4%      5.3%      5.3%       5.3%      5.3%
  Fair value                                                                                                   $     (1) $     (7)
  Notional value                               $     --   $    --   $     --   $     --  $      27  $     --   $     27  $     27
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        7.8%       --        7.8%      7.8%
  Fair value                                                                                                   $     (2) $     (4)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 1999       1998
INTEREST RATE FLOORS - CMT BASED [1]              2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     100  $    --   $     --   $     150 $     --   $     --   $     250 $     250
  Weighted average strike rate (4.0 - 5.9%)          5.8%      --         --         5.5%      --         --         5.6%      5.6%
  Fair value                                                                                                   $       1 $       8
  Notional value                               $      10  $    --   $     --   $     --  $     --   $     --   $      10 $      50
  Weighted average strike rate (6.0 - 7.9%)          6.0%      --         --         --        --         --         6.0%      6.4%
  Fair value                                                                                                   $     --  $       1
------------------------------------------------------------------------------------------------------------------------------------

[1]   CMT represents the Constant Maturity Treasury Rate.

                                                                                                                 1999       1998
INTEREST RATE FUTURES                             2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
 Long
  Contract amount/notional                     $     27   $    --   $     --   $     --  $     --   $     --   $     27  $     12
  Weighted average settlement price            $     97   $    --   $     --   $     --  $     --   $     --   $     97  $    106
 Short
  Contract amount/notional                     $     51   $    --   $     --   $     --  $     --   $     --   $     51  $    240
  Weighted average settlement price            $     93   $    --   $     --   $     --  $     --   $     --   $     93  $    124
------------------------------------------------------------------------------------------------------------------------------------

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

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period.
Product examples include universal life contracts and the general account portion of the life operations' variable annuity products. Liability duration is short- to intermediate-term.

Other Insurance Products

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

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

Management  of  the  duration  of  investments   with  respective   policyholder
obligations is an explicit objective of the life operations' management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1999 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1998.


(dollars in billions)
                                                                                                                   1999       1998
DESCRIPTION [1]                                    2000       2001      2002       2003      2004    Thereafter    TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles           $    1.9  $     1.4  $     0.7 $     1.3  $     2.2 $     2.2  $     9.7  $   10.9
  Weighted average credited rate                      6.6%       6.8%       6.3%      5.5%       6.9%      6.8%       6.6%      6.6%
Indexed asset accumulation vehicles              $    0.4  $     0.2  $     --  $     --   $     --  $     --   $     0.6  $    0.3
  Weighted average credited rate                      6.2%       6.3%       --        --         --        --         6.2%      5.1%
Interest credited asset accumulation vehicles    $    4.7  $     0.6  $     0.5 $     0.3  $     0.3 $     4.2  $    10.6  $   11.1
  Weighted average credited rate                      5.9%       5.5%       5.5%      5.6%       5.6%      5.6%       5.7%      5.7%
Long-term pay out liabilities                    $    0.7  $     0.6  $     0.5 $     0.4  $     0.4 $     3.0  $     5.6  $    4.9
Short-term pay out liabilities                   $    0.8  $     --   $      -- $     --   $     --  $     --   $     0.8  $    0.7
------------------------------------------------------------------------------------------------------------------------------------

[1] As of December 31, 1999 and 1998, the fair values of the life operations investment contracts including guaranteed separate accounts were $20.9 billion and $21.7 billion, respectively.

Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the life operations, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following tables. These fixed liabilities represented about 55% of the life operations' general and guaranteed separate account liabilities at December 31, 1999 and 1998. The remaining liabilities generally allow the life operation significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                Change in Net Economic Value
                                   1999                1998
                           ----------------------------------------
Basis point shift            - 100     + 100     - 100     + 100
-------------------------------------------------------------------
 Amount                    $     (4)  $     (5)  $     7  $   (16)
 Percent of liability value   (0.03)%    (0.03)%    0.05%   (0.10)%
--------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity summarized as follows as of December 31:


                                                                                         1999            1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                     $          31   $          31   $         291
Long-term debt                                                                              1,548           1,548           1,482
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debentures (QUIPS and TruPS)                    1,250           1,250           1,000
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $       2,829   $       2,829   $       2,773
     ------------------------------------------------------------------------------------------------------------------------------
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY [1]                               $         491   $         414   $         351
     ------------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss) on securities, net of tax                   $       5,664   $       5,612   $       5,232
Unrealized gain (loss) on securities, net of tax                                             (198)            811             853
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $       5,466   $       6,423   $       6,085
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION [2]                                                       $       8,984   $       8,855   $       8,356
     ------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                        50%             50%             53%
Debt to capitalization  [2] [3]                                                                31%             32%             33%
-----------------------------------------------------------------------------------------------------------------------------------

[1] Excludes unrealized gain (loss) on securities, net of tax, of $(62), $51 and $46 as of December 31, 1999, 1998 and 1997, respectively.
[2]   Excludes unrealized gain (loss) on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 28%, 28% and 34%, and the debt to capitalization ratios were 18%, 18% and 21% as of December 31, 1999, 1998 and 1997, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain (loss) on securities, net of tax, increased by $129 in 1999 from 1998. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired, net of reissuances for incentive and stock purchase plans.

The Hartford's total capitalization, excluding unrealized gain on securities, net of tax, increased by $499 as of December 31, 1998 compared to 1997. This change primarily was the result of earnings and additional net borrowings, partially offset by dividends declared on The Hartford's common stock and the net effect of treasury stock acquired.

THE OFFERING

Pursuant to the initial public offering on May 22, 1997 (the Offering) of Class A common stock of Hartford Life, Inc. (HLI), the holding company parent of The Hartford's significant life insurance subsidiaries, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI and approximately 4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81% of the equity ownership in HLI and approximately 96% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1999, The Hartford continued to maintain an approximate 81% equity ownership in HLI.

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

DEBT

Total debt in 1998 increased $56 compared to 1997. The Hartford used the proceeds of these net additional borrowings for general corporate purposes. (For additional information regarding Debt, see Note 6 of Notes to Consolidated Financial Statements.)

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

Dividends  -  The  Hartford   declared  $209  and  paid  $207  in  dividends  to
shareholders in 1999 and declared $199 and paid $197 in 1998.

On October 21, 1999, The Hartford's Board of Directors approved a 4% increase in the quarterly dividend to $0.24 per share, payable January 3, 2000 to shareholders of record as of December 1, 1999.

Treasury Stock - In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. The Hartford completed the $1.0 billion repurchase authorization during 1999 by repurchasing
9.2 million shares of its common stock in the open market at a total cost of $453. In October 1999, The Hartford's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock. This repurchase authorization was initiated in November 1999 when the prior repurchase authorization granted in December 1997 was completed, and covers a three-year period. As of December 31, 1999, The Hartford repurchased
3.1 million shares of its common stock in the open market at a total cost of $143 under this repurchase authorization. Some of the repurchased shares were reissued pursuant to certain stock-based benefit plans.

Unrealized Gain (Loss) - Unrealized gain (loss) on securities, net of tax, decreased by $1.0 billion as of December 31, 1999 compared to December 31, 1998. The change resulted primarily from the impact of increased interest rates on the fixed maturity portfolio.

RATINGS

The following table summarizes The Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 29, 2000.


                             A.M.  DUFF &   STANDARD
                             BEST  PHELPS   & POOR'S  MOODY'S
----------------------------------------------------------------
Insurance Ratings:
  Hartford Fire               A+     AA        AA       Aa3
  Hartford Life Insurance
   Company                    A+     AA+       AA       Aa3
  Hartford Life & Accident    A+     AA+       AA       Aa3
  Hartford Life & Annuity     A+     AA+       AA       Aa3
----------------------------------------------------------------
Other Ratings:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+     A+        A         A2
   Commercial paper          --      D-1      A-1       P-1
  Hartford Capital I and
   II quarterly income
   preferred securities       a+      A       BBB+       a2
  Hartford Life, Inc.:
   Senior debt                a+     A+        A         A2
   Commercial paper          --      D-1      A-1       P-1
  Hartford Life, Inc.:
   Capital I trust
   preferred securities       a+      A       BBB+       a2
----------------------------------------------------------------

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

The maximum amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. from its insurance subsidiaries in 2000, without prior approval, is $1.0 billion.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on risk-based capital
(RBC)  formulas  for  both  property  and  casualty  and  life  companies.   The
requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 1999, each of The Hartford's insurance subsidiaries within North American Property & Casualty and the Life segment had more than sufficient capital to meet the NAIC's RBC requirements.

CASH FLOW

                                 1999       1998        1997
----------------------------------------------------------------
Net cash provided by
  operating activities        $     891  $     907  $   2,045
Net cash provided by (used
  for) investing activities   $   2,279  $     411  $  (2,247)
Net cash (used for) provided
  by financing activities     $  (3,104) $  (1,340) $     239
Cash - end of year            $     182  $     123  $     140
----------------------------------------------------------------

Operating cash flow decreased slightly in 1999 compared to 1998. The change in both investing and financing cash flows was primarily the result of an increase in disbursements for investment type contracts related to the leveraged COLI block of business.

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

ACQUISITIONS

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. (PLANCO) and its affiliate, PLANCO, Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition was accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni, a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition was reported as a purchase transaction and accordingly, the results of Omni's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

REGULATORY MATTERS AND CONTINGENCIES

LEGISLATIVE INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Passage in November 1999 of the Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which permits affiliations among banks, insurance companies and securities firms, may have competitive, operational and other implications for the Company. In particular, the measure includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect the Company's operations. Medical records are also subject to new privacy safeguards under guidelines proposed by the U.S. Department of Health and Human Services. These and similar measures proposed at the state level could affect the Company's ability to manage medical claims.

Enactment of the Financial Services Modernization Act at the federal level has focused renewed attention on state regulation of insurance. Elements of the insurance industry are involved in a countrywide initiative to streamline regulatory procedures, notably the elimination of rate and form filing requirements for property-casualty lines. Altogether, about half the states have considered a variety of such measures, which could result in reduced transaction costs and improved speed to market.

Current and proposed Federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 2000 federal budget proposal contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products, apply a tax to the Company's policyholder surplus account and increase taxes on property and casualty insurance companies. It is too early to determine whether these tax proposals, in their current form, will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

Congress continues to debate reform of the Superfund hazardous waste cleanup program and the creation of a centralized mechanism for handling asbestos injury claims. Both proposals have the potential to reduce claim exposures; however, enactment of such legislation may not occur in the current Congress. Pending legislation to end abusive class-action lawsuits would also have a beneficial impact, but prospects for near-term enactment are likewise uncertain. So-called "patient protection" legislation introduced in Congress and in many states includes provisions permitting lawsuits against health maintenance organizations
(HMOs) for denial of coverage. Although the Company is not a health care provider, passage of such legislation could affect medical claim costs to the extent that HMOs were constrained from aggressively managing care.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, all members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $4 in 1999, $12 in 1998 and $19 in 1997.

NAIC PROPOSALS

The NAIC developed several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the Holding Act Amendments). The Model Investment Law defines the investments, which are permissible for property and casualty and life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Fire Insurance Company. Even if enacted in Connecticut or other states in which The Hartford's insurance subsidiaries are domiciled, it is expected that these laws will neither significantly change The Hartford's investment strategies nor have any material adverse effect on The Hartford's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in September 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt Codification and the Company will make the necessary changes required for implementation. The Company is in the process of determining the impact, if any, that Codification will have on the statutory financial statements of The Hartford's insurance subsidiaries.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its existing, exclusive contract with one such third party, Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam related products.

YEAR 2000

In General

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology (IT) systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the Year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the Year 2000 as "1900," or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of The Hartford's IT systems, as well as the reliability of its non-IT systems, are integral aspects of The Hartford's business. The Hartford issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive payment dates. In addition, various IT systems support communications and other systems that integrate The Hartford's various business segments and field offices, including The Hartford's foreign operations. The Hartford also has business relationships with numerous third parties that affect virtually all aspects of The Hartford's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers, banks and other distributors and servicers of financial products, many of which provide date sensitive data to The Hartford, and whose operations are important to The Hartford's business.

Internal and Third Party Year 2000 Efforts

Beginning in 1990, The Hartford began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. These efforts were completed by the end of 1999, including the internal and external integrated testing of such systems. In addition, The Hartford's Year 2000 efforts included assessing the potential impact on The Hartford of third parties' Year 2000 readiness.

Status and Contingency Plans

As of February 29, 2000, The Hartford had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. However, The Hartford has developed certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of The Hartford's critical business on third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Year 2000 Costs

The after-tax costs of The Hartford's Year 2000 efforts that were incurred prior to January 1, 1998 were not material to The Hartford's financial condition or results of operations. For the years ended December 31, 1999 and 1998, the after-tax costs were approximately $17 and $23, respectively. These costs were expensed as incurred. The Hartford does not expect to incur significant costs in 2000 related to its Year 2000 efforts.

Insurance Claims

As an insurer, The Hartford has received and expects to receive claims from insureds who have incurred or may incur losses as a result of Year 2000 issues. Insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. The Hartford does not currently believe that the claim and claim adjustment expenses related to such claims will have a material impact upon The Hartford's financial condition or results of operations.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2000 annual meeting of shareholders (the Proxy Statement) filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and "Stock Ownership of Directors, Executive Officers and Certain Shareholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.


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

(a)  Documents filed as a part of this report:

      1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements elsewhere herein.

      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.

      3. EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K - On October 21, 1999, The Hartford filed a report on Form 8-K under Item 5, Other Events, reporting that its Board of Directors had authorized the repurchase of up to $1 billion of outstanding common stock, and had increased the quarterly dividend.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                         Page(s)
Report of Management                                                      F-1
Report of Independent Public Accountants                                  F-2
Consolidated  Statements  of Income for the three years ended
  December 31, 1999                                                       F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998              F-4
Consolidated  Statements of Changes in Stockholders'  Equity
  for the three years ended December 31, 1999                             F-5-6
Consolidated  Statements  of Cash Flows for the three years
  ended  December  31, 1999                                               F-7
Notes to Consolidated Financial Statements                                F-8-29
Summary of Investments - Other Than Investments in Affiliates             S-1
Condensed  Financial  Information of The Hartford Financial
   Services Group, Inc.                                                   S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental  Information  Concerning Property and Casualty
   Insurance Operations                                                   S-7




                              REPORT OF MANAGEMENT


     The management of The Hartford Financial Services Group, Inc. and its subsidiaries (The Hartford) is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operation, and that any other information contained in the Annual Report is consistent with the financial statements.

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

     The Audit Committee of the Board of Directors of The Hartford, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To The Hartford Financial Services Group, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Hartford Financial Services Group, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

     Hartford, Connecticut
     January 31, 2000

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income

                                                                                    For the years ended December 31,
                                                                          -----------------------------------------------------
   (In millions, except for per share data)                                       1999             1998              1997
   ----------------------------------------------------------------------------------------------------------------------------
   REVENUES
      Earned premiums, fee income and other                               $       10,867    $       11,616   $        10,479
      Net investment income                                                        2,627             3,102             2,655
      Net realized capital gains                                                      34               304               327
   ----------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                         13,528            15,022            13,461
           --------------------------------------------------------------------------------------------------------------------

   BENEFITS, CLAIMS AND EXPENSES
      Benefits, claims and claim adjustment expenses                               7,902             8,613             7,977
      Amortization of deferred policy acquisition costs                            2,011             2,020             1,888
      Other expenses                                                               2,380             2,914             2,261
   ----------------------------------------------------------------------------------------------------------------------------
           TOTAL BENEFITS, CLAIMS AND EXPENSES                                    12,293            13,547            12,126
           --------------------------------------------------------------------------------------------------------------------

           OPERATING INCOME                                                        1,235             1,475             1,335

      Equity gain on HLI initial public offering                                      --                --               368
   ----------------------------------------------------------------------------------------------------------------------------

           INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                        1,235             1,475             1,703

      Income tax expense                                                             287               388               334
   ----------------------------------------------------------------------------------------------------------------------------

           INCOME BEFORE MINORITY INTEREST                                           948             1,087             1,369

      Minority interest in consolidated subsidiary                                   (86)              (72)              (37)
   ----------------------------------------------------------------------------------------------------------------------------

           NET INCOME                                                     $          862   $         1,015   $         1,332
   ----------------------------------------------------------------------------------------------------------------------------

   Basic earnings per share                                               $         3.83   $          4.36   $          5.64
   Diluted earnings per share                                             $         3.79   $          4.30   $          5.58
   ----------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                                      224.9             232.8             236.0
   Weighted average common shares outstanding and
     dilutive potential common shares                                              227.5             236.2             238.9
   ----------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                      $         0.92   $          0.85   $          0.80
   ----------------------------------------------------------------------------------------------------------------------------

    See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                                                   As of December 31,
                                                                                            ----------------------------------
(In millions, except for share data)                                                              1999             1998
------------------------------------------------------------------------------------------- ----------------- ----------------
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,653 and
    $34,191)                                                                                $      32,875     $      35,331
   Equity securities, available for sale, at fair value (cost of $937 and $843)                     1,286             1,066
   Policy loans, at outstanding balance                                                             4,222             6,687
   Other investments                                                                                  758               612
------------------------------------------------------------------------------------------- ----------------- ----------------
      Total investments                                                                            39,141            43,696
   Cash                                                                                               182               123
   Premiums receivable and agents' balances                                                         2,071             1,833
   Reinsurance recoverables                                                                         4,473             4,978
   Deferred policy acquisition costs                                                                5,038             4,579
   Deferred income tax                                                                              1,404             1,085
   Other assets                                                                                     3,075             2,759
   Separate account assets                                                                        111,667            91,579
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL ASSETS                                                                        $     167,051     $     150,632
        ----------------------------------------------------------------------------------- -- -------------- -- -------------

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,014     $      16,449
      Life                                                                                          6,564             6,088
   Other policyholder funds and benefits payable                                                   16,884            19,774
   Unearned premiums                                                                                2,777             2,478
   Short-term debt                                                                                     31                31
   Long-term debt                                                                                   1,548             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,250
   Other liabilities                                                                                4,421             4,547
   Separate account liabilities                                                                   111,667            91,579
------------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                  161,156           143,744

COMMITMENTS AND CONTINGENCIES, NOTE 15

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          429               465

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,705,675 shares, par
    value $0.01                                                                                         2                 2
   Additional paid-in capital                                                                       1,551             1,591
   Retained earnings                                                                                5,127             4,474
   Treasury stock, at cost - 21,419,460 and 11,310,598 shares                                        (942)             (455)
   Accumulated other comprehensive (loss) income                                                     (272)              811
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  5,466             6,423
        ----------------------------------------------------------------------------------- ----------------- ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     167,051     $     150,632
        ----------------------------------------------------------------------------------- -- -------------- -- -------------


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity


FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                       Accumulated Other Comprehensive
                                                                                Income (Loss)
                                                                    ---------------------------------------
                                                                                                 Minimum
                                  Common Stock/                      Unrealized                  Pension
                                    Additional             Treasury  Gain (Loss)   Cumulative   Liability              Outstanding
                                     Paid-in     Retained  Stock,        on       Translation  Adjustment,               Shares
(Dollars in millions)                Capital     Earnings  at Cost   Securities,  Adjustments   net of tax    Total        (In
                                                                     net of tax                                        thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year              $1,593      $4,474   $(455)        $811          $--          $--      $6,423       227,395
Comprehensive income
   Net income                                          862                                                        862
   Other comprehensive income
    (loss), net of tax [1]
      Unrealized gain (loss) on
       securities [2]                                                    (1,009)                               (1,009)
      Cumulative translation
       adjustments                                                                      (63)                      (63)
      Minimum pension liability
       adjustment                                                                                    (11)         (11)
                                                                                                             ----------
   Total other comprehensive
    income (loss)                                                                                              (1,083)
                                                                                                             ----------
     Total comprehensive income
      (loss)                                                                                                     (221)
                                                                                                             ----------
Issuance of shares under
   incentive and stock purchase            (54)                106                                                 52         2,109
   plans
Tax benefit on employee stock
   options and awards                       17                                                                     17
Treasury stock acquired                     (3)               (593)                                              (596)      (12,278)
Dividends declared on common
  stock                                               (209)                                                      (209)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                    $1,553      $5,127   $(942)       $(198)       $(63)        $(11)      $5,466       217,226
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                           ----------------------------------
                                       Common Stock/             Treasury                       Cumulative              Outstanding
                                         Additional    Retained   Stock,   Unrealized Gain on   Translation               Shares
(Dollars in millions)                 Paid-in Capital  Earnings   at Cost  Securities, net of   Adjustments    Total        (In
                                                                                   tax                                  thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                  $1,643        $3,658    $(48)         $853              $(21)      $6,085       235,952
Comprehensive income
   Net income                                              1,015                                                1,015
   Other comprehensive income, net
    of tax [1]
      Unrealized gain (loss) on
       securities [2]                                                              (42)                           (42)
      Cumulative translation adjustments                                                              21           21
                                                                                                             ----------
   Total other comprehensive income                                                                               (21)
                                                                                                             ----------
     Total comprehensive income                                                                                   994
                                                                                                             ----------
Issuance of shares under incentive
   and stock purchase plans                     (2)                   70                                           68         2,203
Tax benefit on employee stock
   options and awards                           22                                                                 22
Treasury stock acquired                        (70)                 (477)                                        (547)      (10,760)
Dividends declared on common stock                          (199)                                                (199)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                        $1,593        $4,474   $(455)         $811                $--      $6,423       227,395
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                     Consolidated Statements of Changes in Stockholders' Equity



For the year ended December 31, 1997
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                            -------------------------------
                                       Common Stock/              Treasury  Unrealized Gain   Cumulative               Outstanding
                                         Additional    Retained    Stock,    on Securities,   Translation                Shares
(Dollars in millions)                 Paid-in Capital   Earnings   at Cost     net of tax     Adjustments    Total         (In
                                                                                                                       thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                  $1,643        $2,515     $(30)         $352            $40       $4,520        235,113
Comprehensive income
   Net income                                              1,332                                              1,332
   Other comprehensive income, net
    of tax [1]
      Unrealized gain on securities                                                 501                         501
       [2]
      Cumulative translation adjustments                                                           (61)         (61)
                                                                                                           -----------
   Total other comprehensive income                                                                             440
                                                                                                           -----------
     Total comprehensive income                                                                               1,772
                                                                                                           -----------
Issuance of shares under incentive
   and stock purchase plans                     22                      5                                        27          1,939
Treasury stock acquired                        (22)                   (23)                                      (45)        (1,100)
Dividends declared on common stock                          (189)                                              (189)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                        $1,643        $3,658     $(48)         $853           $(21)      $6,085        235,952
------------------------------------------------------------------------------------------------------------------------------------

[1] Unrealized gain (loss) on securities is net of tax of $(546), $(17) and $267 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments. Minimum pension liability adjustment is net of tax of $(6) for the year ended December 31, 1999.
[2] Net of reclassification adjustment for gains realized in net income of $25, $199 and $215 for the years ended December 31, 1999, 1998 and 1997, respectively.


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions)                                                                          1999              1998             1997
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
OPERATING ACTIVITIES
   Net income                                                                     $         862    $        1,015    $       1,332
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
   Change in receivables, payables and accruals                                              87               (69)             (51)
   Decrease in reinsurance recoverables                                                     126               622              206
   Increase in deferred policy acquisition costs                                           (502)             (594)            (662)
   Change in accrued and deferred income taxes                                              166               (67)             340
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                              454               266            1,021
   Minority interest in consolidated subsidiary                                              86                72               37
   Equity gain on HLI initial public offering                                                --                --             (368)
   Net realized capital gains                                                               (34)             (304)            (327)
   Depreciation and amortization                                                             58               103               85
   Other, net                                                                              (412)             (137)             432
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             891               907            2,045
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
INVESTING ACTIVITIES
   Purchase of investments                                                              (13,172)          (15,472)         (21,077)
   Sale of investments                                                                   13,525            13,680           14,659
   Maturity of investments                                                                2,098             2,156            4,280
   Proceeds from sale of affiliates                                                          16               514              --
   Purchase of affiliates                                                                   (68)             (359)             --
   Additions to plant, property and equipment                                              (120)             (108)            (109)
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                2,279               411           (2,247)
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                      --               (60)            (409)
   Issuance of long-term debt                                                                --               200              650
   Repayment of long-term debt                                                               --              (200)              --
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior
     subordinated debentures                                                                 --               250               --
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                       (2,356)             (835)            (483)
   Net proceeds from sale of minority interest in subsidiary                                 --                --              687
   Dividends paid                                                                          (207)             (197)            (190)
   Acquisition of treasury stock                                                           (596)             (547)             (45)
   Proceeds from issuances of shares under incentive and stock purchase plans                55                49               29
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                               (3,104)           (1,340)             239
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
   Foreign exchange rate effect on cash                                                      (7)                5               (9)
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
   Net increase (decrease) in cash                                                           59               (17)              28
   Cash - beginning of year                                                                 123               140              112
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      CASH - END OF YEAR                                                          $         182    $          123    $         140
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID (REFUNDS RECEIVED) DURING THE YEAR FOR:
   Income taxes                                                                   $          41    $          407    $         (37)
   Interest                                                                       $         214    $          220    $         212

Noncash Investing Activities
For the year ended December 31, 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,753 were exchanged for the fair value of assets comprised of $4,310 in policy loans and $443 in other net assets.



See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar
       amounts in millions except per share data unless otherwise stated)


1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (The Hartford or the Company) provide property and casualty and life insurance to both individual and commercial customers in the United States and internationally.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. (London & Edinburgh) subsidiary to Norwich Union, a leading provider of general and life insurance in the United Kingdom. For purposes of these financial statements, London &
Edinburgh's operating results are included in The Hartford's Consolidated Statements of Income through the date of sale. (For additional information, see
Note 18.)

The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1999, The Hartford adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

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

In November 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This Issue requires companies to account for structured notes acquired for a specific investment strategy as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for the year ended December 31, 1999 would have been approximately $2 lower, and cumulatively over the life of the instrument would have been $22 higher had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

The Hartford's cash flows were not impacted by adopting these changes in accounting principles.

(C) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for The Hartford will begin January 1, 2001. SFAS No. 133 establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No. 133. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time

(C) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

maintaining the economic protection needed to support the goals of its business.

In October 1998, The American Institute of Certified Public Accountants (AICPA) issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial condition or results of operations.

(D)  INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other invested assets consist primarily of partnership investments which are accounted for by the equity method. Non-partnership other invested assets are valued at amortized cost. Net realized capital gains and losses, after deducting the life and pension policyholders' share, are reported as a component of revenues and are determined on a specific identification basis. The Company's accounting policy for impairment recognition of investments requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporary impaired securities for appropriate valuation on an ongoing basis.

(E)  DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING - The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. The Hartford's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency
Translation", AICPA SOP 86-2, "Accounting for Options", and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity as a component of accumulated other comprehensive income. Derivative instruments used to hedge liabilities are carried at cost. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Initial application of SFAS No. 133, as amended, for The Hartford will begin for the first quarter of 2001. For further discussion of SFAS No. 133, as amended, see (c) Future Adoption of New Accounting Standards.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Hartford's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly, and measured based on a rolling three-month average, falls outside the range of 80% to 120%, hedge accounting is terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

FUTURES - Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the futures contracts are closed, except for futures used in duration hedging which are deferred and adjusted into the cost basis on a quarterly basis. The adjustments to the cost basis are amortized into net investment income over the remaining asset life.

FORWARD COMMITMENTS - Open forward commitment contracts are marked to market through Stockholders' Equity as a component of accumulated other comprehensive income. Such contracts are recorded at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of the forward commitment contracts before the delivery of the securities are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

(E)  DERIVATIVE INSTRUMENTS (CONTINUED)

OPTIONS - The cost of options entered into as part of a risk management strategy are adjusted into the basis of the underlying asset or liability and amortized over the remaining life of the hedge. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining life.

INTEREST RATE SWAPS - Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase (anticipatory transaction) are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized gain or loss.

INTEREST RATE CAPS AND FLOORS - Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset or liability and amortized over the asset or liability life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

FORWARD EXCHANGE AND CURRENCY SWAPS CONTRACTS - Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in Stockholders' Equity as a component of accumulated other comprehensive income.

(F)  SEPARATE ACCOUNTS

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

(G)  DEFERRED POLICY ACQUISITION COSTS

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

LIFE INSURANCE OPERATIONS - Policy acquisition costs, including commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts, and the cumulative amortization for the books of business are reestimated and readjusted by a cumulative charge or credit to income.

(H) FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

PROPERTY AND CASUALTY INSURANCE OPERATIONS - The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

(H) FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                                   (CONTINUED)

                                  For the years ended December 31,
                                   ------------------------------
                                     1999      1998      1997
                                   ------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $16,449   $18,376   $18,303
Reinsurance recoverables              3,286     4,348     4,414
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       13,163    14,028    13,889
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES
     Current year                     4,953     5,404     5,065
     Prior years [1]                   (171)     (152)       98
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES       4,782     5,252     5,163
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                     2,216     2,275     1,961
     Prior years                      2,945     2,876     3,039
-----------------------------------------------------------------
TOTAL PAYMENTS                        5,161     5,151     5,000
-----------------------------------------------------------------
Foreign currency translation            (41)       (1)      (24)
Reserves resulting from                  --        86        --
  acquisitions
Other [2]                                --    (1,051)       --
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       12,743    13,163    14,028
Reinsurance recoverables              3,271     3,286     4,348
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
   CLAIMS AND CLAIM ADJUSTMENT
   EXPENSES-GROSS                   $16,014   $16,449   $18,376
-----------------------------------------------------------------
[1]   Excludes the effects of foreign exchange adjustments.
[2]   1998 includes  $1,067  related to the sale of London & Edinburgh (see Note
      18).

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

LIFE INSURANCE OPERATIONS - Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss, and Medicare supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience.

The following table displays the development of the claim reserves (included in future policy benefits in the Consolidated Balance Sheets) resulting primarily from group disability products.

                                 For the years ended December 31,
                                 --------------------------------
                                    1999      1998       1997
                                 --------------------------------
BEGINNING CLAIM RESERVES-GROSS     $1,938     $1,746    $1,496
Reinsurance recoverables              125         71        53
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        1,813      1,675     1,443
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                   1,013        902       890
     Prior years                      (33)       (48)      (51)
-----------------------------------------------------------------
TOTAL INCURRED                        980        854       839
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     360        334       274
     Prior years                      430        382       333
-----------------------------------------------------------------
TOTAL PAID                            790        716       607
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           2,003      1,813     1,675
Reinsurance recoverables              125        125        71
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $2,128     $1,938    $1,746
-----------------------------------------------------------------

(I)  OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. These reserves are based on account values, which represent the balance that accrues to the benefit of policyholders.

(J)  REVENUE RECOGNITION

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

LIFE INSURANCE OPERATIONS - Revenues for investment and universal life-type contracts consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance policies are recognized as revenues ratably over the policy period. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred since, under the terms of the contracts, the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

(K)  FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in Stockholders' Equity as a component of accumulated other comprehensive income. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies.

2.  THE OFFERING

Pursuant to the initial public offering on May 22, 1997 (the Offering) of Class A common stock of Hartford Life, Inc. (HLI), the holding company parent of The Hartford's significant life insurance subsidiaries, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687.

The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI and approximately 4% of the combined voting power of HLI's Class A and Class B common stock. The Hartford owns all of the 114 million outstanding shares of Class B common stock of HLI, representing approximately 81% of the equity ownership in HLI and approximately 96% of the combined voting power of HLI's Class A and Class B common stock. Holders of Class A common stock generally have identical rights to the holders of Class B common stock except that the holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders. Also, each share of Class B common stock is convertible into one share of Class A common stock (a) upon the transfer of such share of Class B common stock by the holder thereof to a non-affiliate (except where the shares of Class B common stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B common stock is less than the 50% of all the common stock then outstanding. As of December 31, 1999, The Hartford continued to maintain an approximate 81% equity ownership in HLI.

In connection with the Offering, The Hartford reported a $368 gain related to the increased value of its equity ownership in HLI. The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so.


3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

(A) COMPONENTS OF NET INVESTMENT INCOME
                                                                                    For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                                 1999               1998                1997
----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                            $    2,530         $    3,018          $    2,561
Dividends                                                                          31                 32                  48
Other investment income                                                           107                 91                  97
----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                         2,668              3,141               2,706
Less:   Investment expenses                                                        41                 39                  51
----------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                   $    2,627         $    3,102          $    2,655
----------------------------------------------------------------------------------------------------------------------------------

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                           $      (66)        $      (72)         $       41
Equity securities                                                                 105                302                 279
Real estate and other [1]                                                          (5)                74                   7
----------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS                                              $       34         $      304          $      327
----------------------------------------------------------------------------------------------------------------------------------

[1]   1998 includes a $55, before-tax, gain on the sale of London & Edinburgh.

(C)  UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES
                                                                                    For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                                 1999               1998                1997
----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                     $      395         $      283          $      503
Gross unrealized losses                                                           (46)               (60)                (81)
Minority interest in consolidated subsidiary                                       (4)                (3)                 (3)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                              345                220                 419
Deferred income taxes                                                             121                 76                 145
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                  224                144                 274
Balance - beginning of year                                                       144                274                 186
----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                $       80         $     (130)         $       88
----------------------------------------------------------------------------------------------------------------------------------

(D)  UNREALIZED (LOSSES) GAINS ON FIXED MATURITIES

Gross unrealized gains                                                     $      271         $    1,318          $    1,101
Gross unrealized losses                                                        (1,049)              (178)               (109)
Minority interest in consolidated subsidiary                                      105                (77)                (71)
Net unrealized gains/losses credited to policyholders                              24                (32)                (30)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized (losses) gains                                                    (649)             1,031                 891
Deferred income taxes                                                            (227)               364                 312
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized (losses) gains, net of tax                                        (422)               667                 579
Balance - beginning of year                                                       667                579                 166
----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED (LOSSES) GAINS ON FIXED MATURITIES                 $   (1,089)        $       88          $      413
----------------------------------------------------------------------------------------------------------------------------------


(E)      FIXED MATURITY INVESTMENTS
                                                                                  As of December 31, 1999
                                                           -----------------------------------------------------------------------
                                                                                    Gross             Gross
                                                                 Amortized        Unrealized       Unrealized
                                                                   Cost             Gains            Losses          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                               $        331     $          5      $         (6)     $        330
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                       1,931                6               (54)            1,883
  States, municipalities and political subdivisions                 9,656              101              (270)            9,487
  International governments                                         1,444               72               (36)            1,480
  Public utilities                                                  1,304                7               (51)            1,260
  All other corporate including international                       9,260               70              (398)            8,932
  All other corporate - asset backed                                6,546                8              (211)            6,343
  Short-term investments                                            2,348                1                --             2,349
  Certificates of deposit                                             666               --               (17)              649
  Redeemable preferred stock                                          167                1                (6)              162
----------------------------------------------------------------------------------------------------------------------------------
    Total fixed maturities                                   $     33,653     $        271      $     (1,049)     $     32,875
----------------------------------------------------------------------------------------------------------------------------------

(E)      FIXED MATURITY INVESTMENTS (CONTINUED)

                                                                                      As of December 31, 1998
                                                               ---------------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                      Cost              Gains            Losses         Fair Value
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                                  $        287      $          7      $         --     $        294
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset backed                          1,846                34                (9)           1,871
  States, municipalities and political subdivisions                    9,501               512                (6)          10,007
  International governments                                            1,578               143               (29)           1,692
  Public utilities                                                     1,259                52                (3)           1,308
  All other corporate including international                          9,357               436               (65)           9,728
  All other corporate - asset backed                                   6,439               105               (54)           6,490
  Short-term investments                                               3,166                 4                (2)           3,168
  Certificates of deposit                                                683                21               (10)             694
  Redeemable preferred stock                                              75                 4                --               79
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     34,191      $      1,318      $       (178)    $     35,331
------------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                      Amortized
Maturity                                 Cost       Fair Value
-----------------------------------------------------------------
One year or less                     $     4,176   $     4,162
Over one year through five years           8,853         8,761
Over five years through ten years         10,097         9,840
Over ten years                            10,527        10,112
-----------------------------------------------------------------
    TOTAL                            $    33,653   $    32,875
-----------------------------------------------------------------

(F)  SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $9.8 billion, $9.2 billion and $13.4 billion, gross gains of $245, $230 and $264 and gross losses of $(311), $(302) and $(223), respectively. Sales of equity security investments for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $1.3 billion, $2.2 billion and $1.5 billion, gross gains of $124, $636 and $343 and gross losses of $(19), $(334) and $(64), respectively.


(G)  CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any significant credit concentration risk of a single issuer greater than 10% of stockholders' equity.

(H)  DERIVATIVE INSTRUMENTS

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

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to The Hartford based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent that the current value of derivative instruments exceeds exposure policy thresholds.

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to The Hartford's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $7.7 billion at December 31, 1999 and 1998 ($5.7 billion and $5.0 billion primarily related to insurance investments, and $2.0 billion and $2.7 billion on life insurance liabilities), respectively.

A summary of derivative instruments for The Hartford, segregated by major investment and liability category, was as follows as of December 31, 1999 and 1998:



1999                                                                          AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                                      ------------------------------------------------------------------------------
                                             Total                    Purchased                   Interest      Foreign       Total
                                           Carrying   Issued Caps  Caps, Floors &               Rate Swaps &    Currency    Notional
ASSETS HEDGED                                Value      & Floors       Options     Futures [1]    Forwards     Swaps [2]     Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  anticipatory)                         $     8,227 $       --   $         15    $       --   $     1,017   $       --   $    1,032
Anticipatory  [3]                                --         --             --            13           232           --          245
Other bonds and notes                        22,299        505            681            --         3,101           83        4,370
Short-term investments                        2,349         --             --            --            --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                  32,875        505            696            13         4,350           83        5,647
Equity securities, policy loans and
  other investments                           6,266         --             --            --             5           --            5
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                  $    39,141 $      505   $        696    $       13   $     4,355   $       83   $    5,652
OTHER POLICYHOLDER FUNDS AND BENEFITS
  PAYABLE                               $    16,884         --          1,150            --           848           16        2,014
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE  $      505   $      1,846    $       13   $     5,203   $       99   $    7,666
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE      $      (22)  $         10    $       --   $       (24)  $        6   $      (30)
------------------------------------------------------------------------------------------------------------------------------------

1998

Asset backed securities  (excluding
  anticipatory)                         $     8,361  $      44   $        258    $        3   $     1,109   $       --   $    1,414
Anticipatory  [3]                                --         --             --            --           712           --          712
Other bonds and notes                        23,802        461            597            18         1,661           93        2,830
Short-term investments                        3,168         --             --            --            --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                  35,331        505            855            21         3,482           93        4,956
Equity securities, policy loans and
  other investments                           8,365         --             --            --            31           --           31
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                  $    43,696  $     505   $        855    $       21   $     3,513   $       93   $    4,987
OTHER POLICYHOLDER FUNDS AND BENEFITS
 PAYABLE                                $    19,774         --          1,150            --         1,592           16        2,758
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE   $     505   $      2,005    $       21   $     5,105   $      109   $    7,745
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE       $      (6)  $         19    $       --   $        59   $       (5)  $       67
------------------------------------------------------------------------------------------------------------------------------------

[1] As of December 31, 1999 and 1998, 100% and 5%, respectively, of the notional futures contracts mature within one year.
[2] As of December 31, 1999 and 1998, 39% and 9%, respectively, of foreign currency swaps expire within one year.
[3] Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturity investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1999, the Company had $3.4 of net deferred losses for futures and interest rate swaps. The Hartford expects to basis adjust the entire $3.4 of the deferred losses in 2000. As of December 31, 1998, the Company had $0.6 of net deferred gains for futures and interest rate swaps which were basis adjusted in 1999.

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

A reconciliation between notional amounts as of December 31, 1999 and 1998 by derivative type and strategy is as follows:


                                                 December 31, 1998                          Maturities/        December 31, 1999
                                                  Notional Amount         Additions       Terminations [1]      Notional Amount
------------------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                              $       1,927        $          --       $         148        $       1,779
Floors                                                      583                   --                 178                  405
Swaps/Forwards                                            5,214                2,402               2,314                5,302
Futures                                                      21                1,086               1,094                   13
Options                                                      --                  202                  35                  167
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,745        $       3,690       $       3,769        $       7,666
------------------------------------------------------------------------------------------------------------------------------------

BY STRATEGY
Liability                                         $       2,758        $         133       $         877        $       2,014
Anticipatory                                                712                1,118               1,585                  245
Asset                                                     2,989                1,919                 637                4,271
Portfolio                                                 1,286                  520                 670                1,136
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,745        $       3,690       $       3,769        $       7,666
------------------------------------------------------------------------------------------------------------------------------------

[1] During 1999, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.


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

Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt and QUIPS and TruPS (which represent company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures) is based on external valuation using discounted future cash flows at current market interest rates.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using an internal pricing model that is similar to external valuation models.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 1999 and 1998 were as follows:

                                 1999                 1998
                          -------------------  -------------------
                           Carrying      Fair   Carrying      Fair
                             Amount     Value     Amount     Value
------------------------------------------------------------------
Assets
 Fixed maturities           $32,875   $32,875    $35,331   $35,331
 Equity securities            1,286     1,286      1,066     1,066
 Policy loans                 4,222     4,222      6,687     6,687
 Other investments              758       774        612       681
Liabilities
 Other policyholder
  funds and benefits
  payable [1]               $11,991   $11,416    $11,723   $11,740
 Short-term debt                 31        31         31        31
 Long-term debt               1,548     1,505      1,548     1,653
 QUIPS/TruPS                  1,250     1,082      1,250     1,285
------------------------------------------------------------------
[1] Excludes corporate owned life insurance (COLI), reinsurance recoverables and universal life insurance contracts with a carrying amount of $4.9 billion and $8.0 billion at December 31, 1999 and 1998, respectively.

5.  SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $111.7 billion and $91.6 billion at December 31, 1999 and 1998, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $102.6 billion and $81.3 billion at December 31, 1999 and 1998, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $9.1 billion and $10.3 billion at December 31, 1999 and 1998, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $860 and $1.8 billion at December 31, 1999 and 1998, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.1 billion, $911 and $699 in 1999, 1998 and 1997, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.5% and 6.6% at December 31, 1999 and 1998, respectively. The assets that support these liabilities were comprised of $8.9 billion and $10.1 billion in fixed maturities as of December 31, 1999 and 1998, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(96) and $41 in carrying value and $2.1 billion and $3.6 billion in notional amounts as of December 31, 1999 and 1998, respectively.



6.  DEBT                                                          1999                                       1998
                                               -------------------------------------------------------------------------------------
                                                                      Weighted Average                           Weighted Average
                                                       Amount        Interest Rate [1]             Amount       Interest Rate [1]
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                               $        31               6.4%              $        31               5.4%
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                    $        31               6.4%              $        31               5.4%
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
     8.3%      Notes, due 2001                    $       200               8.4%              $       200               8.3%
     6.375%    Notes, due 2002                            299               6.6%                      299               6.4%
     6.9%      Notes, due 2004                            200               7.0%                      200               7.0%
     7.1%      Notes, due 2007                            200               7.2%                      200               7.2%
     6.375%    Notes, due 2008                            200               6.5%                      200               6.4%
     7.3%      Notes, due 2015                            199               7.4%                      199               7.3%
     7.65%     Notes, due 2027                            250               7.8%                      250               7.8%
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                     $     1,548               7.2%              $     1,548               7.2%
------------------------------------------------------------------------------------------------------------------------------------

[1]   Represents the weighted average interest rate at the end of the period.

(A)  SHORT-TERM DEBT

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 1999, The Hartford had a $1.5 billion five-year revolving credit facility with two years remaining with thirty participating banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. At December 31, 1999, there were no outstanding borrowings under the facility.

As of December 31, 1999, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support to HLI's commercial paper program. As of December 31, 1999, there were no outstanding borrowings under the facility or commercial paper program.

(B)  LONG-TERM DEBT

The Hartford's long-term debt securities are unsecured obligations of The Hartford and rank on a parity with all other unsecured and unsubordinated indebtedness. On October 11, 1995, The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of up to an aggregate $1.0 billion in debt securities and preferred stock. On October 2, 1996, this shelf registration statement was amended for an additional $1.25 billion of securities. The amended registration statement also expanded the type of securities which could be offered under this shelf registration statement by including provisions for the offering of common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of the Hartford Trusts (see Note 7) and guarantees by the Company with respect to the preferred securities of any of the Hartford Trusts.

(B)  LONG-TERM DEBT (CONTINUED)

On November 2, 1998, The Hartford issued and sold $200 of unsecured redeemable long-term debt in the form of 6.375% notes due November 1, 2008 under its shelf registration. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1999. The Hartford used the net proceeds from the sale of the notes for the repayment of $200 of outstanding commercial paper which was incurred to fund the repayment of the Company's $200 8.20% Senior Notes due at their maturity on October 15, 1998.

The Hartford had $1.05 billion remaining on this shelf registration at December 31, 1999.

On June 8, 1998, HLI filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. HLI had $750 remaining on this shelf registration on December 31, 1999.

Interest expense incurred related to short- and long-term debt totaled $114, $125 and $131 for 1999, 1998 and 1997, respectively.

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (QUIPS AND TRUPS)

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by HLI, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (Series A Preferred Securities). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by HLI. HLI used the proceeds from the offering for the retirement of its outstanding commercial paper, for acquisitions and for other general corporate purposes.

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. HLI owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A
Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. Holders of Series A Preferred Securities generally have no voting rights. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or upon earlier redemption.

HLI has the right to redeem the Junior Subordinated Debentures (i) in whole or in part on or after June 30, 2003, or (ii) at any time, in whole but not in part, in certain circumstances upon the occurrence of certain specified events, in either case at a redemption price equal to accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption plus the principal amount thereof. In addition, prior to June 30, 2003, HLI shall have the right to redeem the Junior Subordinated Debentures at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof or (b) an amount equal to the present value on the redemption date of the interest payments that would have been paid through June 20, 2003, after discounting that amount on a quarterly basis from the originally scheduled date for payment, and the present value on the redemption date of principal, after discounting that amount on a quarterly basis from June 30, 2003, at a discount rate tied to the interest rate on U.S. Treasury securities maturing on June 30, 2003.

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

On January 19, 1996, The Hartford and several wholly-owned special purpose trusts (Hartford Trusts) formed by The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of $500 of debt securities and preferred stock, including up to an aggregate $500 Junior Subordinated Deferrable Interest Debentures of The Hartford and Preferred Securities of the Hartford Trusts.

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (QUIPS AND TRUPS) (CONTINUED)

On February 28, 1996, Hartford Capital I, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series A, 7.7% Cumulative Quarterly Income Preferred Securities (Hartford Series A Preferred Securities). The proceeds from the sale of Hartford Series A Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series A (Hartford Junior Subordinated Debentures), issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for the partial repayment of outstanding commercial paper and short-term bank indebtedness.

Hartford Series A Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital I. The Hartford owns all of the beneficial interests represented by Series A Common Securities of Hartford Capital I.
Holders of Hartford Series A Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from February 28, 1996 and payable quarterly in arrears commencing March 31, 1996 at the annual rate of 7.7% of the liquidation amount of $25.00 per Hartford Series A Preferred Security. Holders of Hartford Series A Preferred Securities have limited voting rights. The Hartford Series A Preferred Securities are subject to mandatory redemption upon repayment of the Hartford Junior Subordinated Debentures at maturity or their earlier redemption.

The Hartford has the right to redeem the Hartford Junior Subordinated Debentures
(i) at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof and (b) an amount equal to the interest and principal that would have been payable after the redemption date, discounting that amount on a U.S. Treasury rate basis to a present value, or (ii) on or after February 28, 2001, in whole or part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption plus 100% of the principal amount thereof, or (iii) at any time, in whole, but not in part, upon the occurrence of certain specified events, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof, in each case subject to certain conditions.

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

On October 30, 1996, Hartford Capital II, a special purpose Delaware trust formed by The Hartford, issued 20,000,000 Series B, 8.35% Cumulative Quarterly Income Preferred Securities (Series B Preferred Securities). The material terms of the Series B Preferred Securities are substantially the same as the Hartford Series A Preferred Securities described above, except for the rate and maturity date. The proceeds from the sale of the Series B Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures, Series B (Series B Debentures), issued by The Hartford. The Series B Debentures bear interest at the annual rate of 8.35% of the principal amount payable quarterly in arrears commencing December 31, 1996, and mature on October 30, 2026. The Hartford used the proceeds from the sale of such debentures for general corporate purposes.

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $100, $91 and $82 in 1999, 1998 and 1997, respectively.

8.  STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

On May 21, 1998, The Hartford's shareholders approved an increase in the number of authorized common shares from 200,000,000 to 400,000,000. On that date, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 15, 1998 to shareholders of record as of June 24, 1998. Agreements concerning stock options and other commitments payable in shares of the Company's common stock either provide for the issuance of the additional shares due to the declaration of the stock split or have been modified to reflect the stock split. In addition, retroactive adjustments to treasury stock and additional paid-in capital have been made to reflect the stock split. All references to issued, outstanding and weighted average shares, as well as per share amounts, reflect the stock split in the consolidated financial statements and related notes. Par value per common share remained unchanged at $0.01.

In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. The Hartford completed the $1.0 billion repurchase authorization during 1999 by repurchasing 9.2 million shares of its common stock in the open market at a total cost of $453. In October 1999, The Hartford's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock. This repurchase authorization was initiated in November 1999 when the prior repurchase authorization granted in December 1997 was completed, and covers a three-year period. As of December 31, 1999, The Hartford repurchased 3.1 million shares of its common stock in the open market at a total cost of $143 under this repurchase authorization. Some of the repurchased shares were reissued pursuant to certain stock-based benefit plans. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis.

(B)  PREFERRED STOCK

During 1995, pursuant to The Hartford's Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights Agent, The Hartford authorized the issuance of 50,000,000 shares of Series A Participating Cumulative Preferred Stock (Series A Preferred Stock), par value `$0.01 per share. The Company may not pay any common stock dividends unless all preferred dividend requirements on Series A Preferred Stock (300,000 shares) have been met. The holders of Series A Preferred Stock are entitled to cumulative dividends. The holders of Series A Preferred Stock may not vote separately as a class, but may vote together as one class with the holders of shares of common stock. No shares were issued or outstanding at December 31, 1999, 1998 and 1997.


(C)  STATUTORY RESULTS

                               For the years ended December 31,
                              -----------------------------------
                                 1999        1998        1997
-----------------------------------------------------------------
STATUTORY NET INCOME
  Property and casualty
    operations                $     315  $      497  $    1,822
  Life operations                   245         290         246
-----------------------------------------------------------------
    TOTAL                     $     560  $      787  $    2,068
-----------------------------------------------------------------
STATUTORY SURPLUS
  Property and casualty
    operations                $   4,678  $    6,705  $    6,025
  Life operations                 2,356       2,144       1,806
-----------------------------------------------------------------
    TOTAL                     $   7,034  $    8,849  $    7,831
-----------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. The maximum amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. from its insurance subsidiaries in 2000, without prior approval, is $1.0 billion.

The domestic insurance subsidiaries of The Hartford Financial Services Group, Inc. prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in September 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt Codification and the Company will make the necessary changes required for implementation. The Company is in the process of determining the impact, if any, that Codification will have on the statutory financial statements of the insurance subsidiaries of The Hartford.

9.  EARNINGS PER SHARE

Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


1999                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $         862          224.9   $        3.83
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            2.6
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $         862          227.5   $        3.79
------------------------------------------------------------------------------------------------------------------------------------

9.  EARNINGS PER SHARE (CONTINUED)


1998                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $       1,015          232.8   $        4.36
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            3.4
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $       1,015          236.2   $        4.30
------------------------------------------------------------------------------------------------------------------------------------

1997                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $       1,332          236.0   $        5.64
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            2.9
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $       1,332          238.9   $        5.58
------------------------------------------------------------------------------------------------------------------------------------

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

10.  STOCK COMPENSATION PLANS

Under The Hartford 1995 Incentive Stock Plan (the Plan), awards granted may be in the form of options, non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the Plan. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of 35,906,158 shares applicable to all awards for the duration of the Plan and an annual limit applicable to all awards for any plan year. The annual limit is 1.65% of the total of the outstanding shares of common stock and treasury stock of The Hartford as reported in the Annual Report on Form 10-K of the Company for the fiscal year ended immediately prior to any plan year. Any unused portion of the annual limit for any plan year is carried forward and made available for awards in succeeding plan years. As of December 31, 1999, the Company had not exceeded the maximum and annual limits and had 2,915,463 shares to be carried forward and made available for future awards. Also, no more than 10,000,000 shares of The Hartford common stock are cumulatively available for awards of incentive stock options. As of December 31, 1999, The Hartford had not issued any incentive stock options under the Plan.

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

During the fourth quarter of 1997, the Company awarded special performance based options and restricted stock to certain key executives under the Plan. The awards vest only if the Company's stock trades at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options cannot be exercised nor restricted shares disposed of until March 1, 2001. In May 1999, as a result of the Company's stock trading at predetermined levels for ten consecutive days, 75% of the special performance based options and restricted stock vested. As a result, the Company began recognizing compensation expense and will continue to recognize expense through March 1, 2001.

During the fourth quarter of 1996, the Company established The Hartford Employee Stock Purchase Plan (ESPP). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP, and 255,971, 220,911 and 268,688 shares were sold in 1999, 1998 and 1997, respectively. The weighted average fair value of the discount under the ESPP was $9.99, $12.20 and $9.23 in 1999, 1998 and 1997, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries.

Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 1999, 1998 and 1997, compensation expense related to the Company's two stock-based compensation plans was $16, $21 and $5 after-tax, respectively. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:


                                    1999      1998       1997
-------------------------------- --------- ---------- ---------
Net income:
   As reported                      $862    $1,015     $1,332
   Pro forma [1] [2]                $834      $988     $1,319
Basic earnings per share:
   As reported                     $3.83     $4.36      $5.64
   Pro forma [1] [2]               $3.71     $4.24      $5.59
Diluted earnings per share:
   As reported                     $3.79     $4.30      $5.58
   Pro forma [1] [2]               $3.67     $4.19      $5.52
-------------------------------- --------- ---------- ---------
[1] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.
[2] Includes The Hartford's ownership share of compensation costs related to HLI's incentive stock plan and employee stock purchase plan determined in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 2.1% for 1999 and 1.7% for 1998 and 1997, expected price variability of 29.0% for 1999, 25.7% for 1998 and 22.1% for 1997, risk-free interest rates of 5.08% for the 1999 grants, 4.89% for the 1998 grants and 6.04% for the 1997 grants; and expected lives of seven years for 1999, five years for 1998 and six years for 1997.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 1999, 1998 and 1997 and changes during the years ended December 31, 1999, 1998 and 1997 is presented below:

                                               1999                              1998                              1997
                                  -------------------------------   -------------------------------   ------------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year         12,478       $33.89               10,350        $26.66               8,776        $20.44
Granted                              1,131        51.86                4,265         46.06               3,116         40.23
Exercised                           (1,387)       23.79               (1,909)        20.96              (1,360)        17.98
Canceled/Expired                      (119)       44.93                 (228)        40.89                (182)        23.54
                                  ----------                        -----------                       -----------
Outstanding at end of year          12,103        36.58               12,478         33.89              10,350         26.66
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year           6,923        29.49                5,671         23.58               5,184         19.25
Weighted  average  fair  value of
   options granted                  $15.83                            $12.20                            $11.58
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 1999:

                                          Options Outstanding                                         Options Exercisable
                    -----------------------------------------------------------------      -----------------------------------------
                     Number Outstanding       Weighted Average     Weighted Average               Number              Weighted
     Range of       at December 31, 1999    Remaining Contractual   Exercise Price            Exercisable at           Average
  Exercise Prices                               Life (Years)                                December 31, 1999       Exercise Price
 ------------------ ---------------------- ----------------------- ------------------ ---- --------------------- -------------------
  $8.84 - $ 9.27             135                     1.7                  $9.15                     135                   $9.15
  16.37 -  24.50           2,516                     4.6                  19.33                   2,516                   19.33
  25.88 -  38.57           2,957                     6.2                  30.41                   2,572                   29.56
  38.88 -  58.06           6,405                     8.4                  46.42                   1,700                   46.02
  58.44 -  64.19              90                     9.4                  61.87                      --                      --
 ------------------ ---------------------- ----------------------- ------------------ ---- --------------------- -------------------
  $8.84 - $64.19          12,103                     7.0                 $36.58                   6,923                  $29.49
 ------------------ ---------------------- ----------------------- ------------------ ---- --------------------- -------------------

11.   PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE INSURANCE  BENEFIT
      PLANS

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 1999 and 1998. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.


                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
CHANGE IN BENEFIT OBLIGATION                                         1999            1998                 1999           1998
------------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation - beginning of year                        $      1,800    $     1,657          $      306     $       295
  Service cost                                                            63             64                   8               7
  Interest cost                                                          131            122                  21              20
  Plan participants' contributions                                        --             --                   3               3
  Actuarial loss (gain)                                                   78             42                  --               7
  Change in assumption:
   Discount rate                                                        (304)           127                 (46)             --
   Mortality table                                                        --             21                  --              --
   Salary scale                                                           21            (23)                 --              --
   Demographic                                                           (13)            --                   3              --
  Benefits paid                                                          (92)           (78)                (17)            (16)
  Foreign exchange rate changes                                           --              1                  --             (10)
  Settlement [1]                                                          --           (133)                 --              --
------------------------------------------------------------------------------------------------------------------------------------
     BENEFIT OBLIGATION - END OF YEAR                           $      1,684    $     1,800          $      278     $       306
------------------------------------------------------------------------------------------------------------------------------------

[1] Reflects the sale of London & Edinburgh (see Note 18).

                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
Change in Plan Assets                                                1999            1998                 1999           1998
------------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets - beginning of year                 $      1,795    $    1,686           $       93     $        88
  Actual return on plan assets                                           179           318                    6               5
  Employer contribution                                                   --             8                   --              --
  Benefits paid                                                          (81)          (80)                  (4)             --
  Expenses paid                                                           (3)           (4)                  --              --
  Settlement [1]                                                          --          (133)                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     Fair value of plan assets - end of year                    $      1,890    $    1,795           $       95     $        93
------------------------------------------------------------------------------------------------------------------------------------

  Funded status                                                 $        206    $       (5)          $     (182)    $      (213)
  Unrecognized net actuarial (gain) loss                                (351)          (91)                 (29)             12
  Unrecognized prior service cost                                         49            56                 (174)           (197)
  Unrecognized initial obligation                                          5             6                   --              --
------------------------------------------------------------------------------------------------------------------------------------
     (Accrued) prepaid benefit cost                             $        (91)   $      (34)          $     (385)    $      (398)
------------------------------------------------------------------------------------------------------------------------------------

[1] Reflects the sale of London & Edinburgh (see Note 18).

Assumptions used in the accounting for the plans were:
                                                                                 December 31,
                                                                   ------------------------------------------
                                                                              1999                 1998
-------------------------------------------------------------------------------------------------------------
    Benefit discount rate                                                      8.25%                7.00%
    Expected long-term rate of return on plan assets                           9.75%                9.75%
    Rate of increase in compensation levels                                    4.25%                4.00%
-------------------------------------------------------------------------------------------------------------

For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. Increasing (decreasing) the table of health care trend rates by one percent per year would have the effect of increasing (decreasing) the benefit obligation as of December 31, 1999 by $8 ($8) and the annual net periodic expense for the year then ended by $1 ($1), respectively, for the postretirement health care and life insurance benefit plan.

Total pension cost for the years ended December 31, 1999, 1998 and 1997 include the following components:

11. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

                                                                    Pension Benefits                       Other Benefits
                                                           -----------------------------------    ----------------------------------
                                                               1999        1998       1997            1999       1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Service cost (excludes expenses)                           $      67   $      68  $     61        $      8   $      7    $      6
Interest cost                                                    131         122       113              21         20          20
Expected return on plan assets                                  (149)       (138)     (141)             (9)        (8)         (7)
Amortization of prior service cost                                 6           8        20             (24)       (23)        (23)
Amortization of unrecognized net (gains) losses                    6           5         3               1         --          (1)
Amortization of unrecognized net obligation arising
   from initial application of SFAS No. 87                         1           1         1              --         --          --
Loss due to curtailment [1]                                       --           1        --              --         --          --
Loss due to settlement [1]                                        --          16        --              --         --          --
------------------------------------------------------------------------------------------------------------------------------------
   Net pension cost                                        $      62   $      83  $     57        $     (3)  $     (4)   $     (5)
------------------------------------------------------------------------------------------------------------------------------------

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

12.  INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford, HLI or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. Matching Company contributions are used to acquire The Hartford's common stock or, for HLI employees, HLI's common stock. The cost to The Hartford for the above plan was approximately $26, $24 and $22 for 1999, 1998 and 1997, respectively.

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

For the year ended December 31, 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4.8 billion were exchanged for the fair value of assets comprised of $4.3 billion in policy loans and $443 in other net assets.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                          --------------------------------------
                               1999        1998         1997
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $    6,464   $   7,221   $    7,000
     Assumed                     833         866          932
     Ceded                      (585)       (633)        (770)
----------------------------------------------------------------
       NET                $    6,712   $   7,454   $    7,162
----------------------------------------------------------------
PREMIUMS EARNED
     Direct               $    6,189   $   7,029   $    6,882
     Assumed                     827         872          900
     Ceded                      (528)       (656)        (782)
----------------------------------------------------------------
       NET                $    6,488   $   7,245   $    7,000
----------------------------------------------------------------

Reinsurance  cessions which reduce claims and claim expenses incurred were $565,
$115  and  $647  for  the  years  ended  December  31,  1999,   1998  and  1997,
respectively.

Life insurance net retained premiums were comprised of the following:

                              For the years ended December 31,
                            -------------------------------------
                                1999         1998        1997
-----------------------------------------------------------------
Gross premiums              $    4,165  $    4,121    $  3,519
Assumed                            154          98         165
Ceded                             (250)       (217)       (361)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    4,069  $    4,002    $  3,323
-----------------------------------------------------------------

Life insurance recoveries, which reduce death and other benefits, approximated $168, $119 and $205 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Hartford has no significant reinsurance-related concentrations of credit risk.

14.  INCOME TAX

                                                                              For the years ended December 31,
                                                          -------------------------------------------------------------------------
                                                                       1999                    1998                     1997
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
                 U.S. Federal                                  $       1,188           $       1,344            $       1,551
                 International                                            47                     131                      152
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME BEFORE INCOME TAXES AND MINORITY
            INTEREST                                           $       1,235           $       1,475            $       1,703
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -  U.S. Federal                                  $         (28)          $         493            $          83
                 International                                            28                      42                       54
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                    --                     535                      137
-----------------------------------------------------------------------------------------------------------------------------------
     Deferred -  U.S. Federal                                            289                    (145)                     192
                 International                                            (2)                     (2)                       5
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                  287                    (147)                     197
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE                              $         287           $         388            $         334
-----------------------------------------------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) include the following as of December 31:

                                                                           1999                                1998
                                                             -----------------------------------------------------------------------
                                                             U.S. Federal       International       U.S. Federal       International
------------------------------------------------------------------------------------------------------------------------------------

Discounted loss reserves                                   $       769        $         --        $       790        $         --
Other insurance related items                                      478                 (10)               612                 (12)
Employee benefits                                                  174                  (3)               149                  (4)
Earnings from foreign subsidiaries                                 109                  --                109                  --
Reserve for bad debts                                               29                  --                 31                  --
Accelerated depreciation                                            22                  --                 22                  --
Unrealized gains                                                   163                 (62)              (433)               (106)
Other                                                             (340)                 --               (195)                  2
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                   $     1,404        $        (75)*      $     1,085        $       (120)*
------------------------------------------------------------------------------------------------------------------------------------

* Included in other liabilities on the Consolidated Balance Sheets.

No additional provision was made for U.S. taxes payable on undistributed international earnings amounting to approximately $119 at December 31, 1999, since these amounts are permanently reinvested.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

                                                                                     For the years ended December 31,
                                                                      --------------------------------------------------------------
                                                                            1999                   1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Tax provision at U.S. Federal statutory rate                        $         432          $         516         $         596
Tax-exempt interest                                                          (146)                  (128)                 (110)
Non-taxable equity gain on HLI initial public offering                         --                     --                  (129)
Foreign tax rate differential                                                   2                     (6)                   (1)
Other                                                                          (1)                     6                   (22)
------------------------------------------------------------------------------------------------------------------------------------
   PROVISION FOR INCOME TAX                                         $         287          $         388         $         334
------------------------------------------------------------------------------------------------------------------------------------


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

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, in the mid-1990s, progress was made in developing sophisticated, alternative

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS (CONTINUED)

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

The Hartford believes that the environmental and asbestos reserves reported at December 31, 1999, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may continue to expand the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.


(C )  LEASE COMMITMENTS

Total rental expense on operating leases was $187 in 1999, $188 in 1998 and $134 in 1997. Future minimum lease commitments are as follows:

2000                                              $       122
2001                                                      112
2002                                                       92
2003                                                       71
2004                                                       61
Thereafter                                                189
------------------------------------------------ --- -----------
  TOTAL                                           $       647
------------------------------------------------ --- -----------

(D)  TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service. The Company is currently under audit for the years 1996 and 1997. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters for all open tax years.

16.  TRANSACTIONS WITH AFFILIATES

On December 19, 1995, ITT Corporation (ITT) distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock (the Distribution). As a result of the Distribution, The Hartford became an independent publicly traded company. Prior to the Distribution, The Hartford had substantial dealings with ITT and its affiliates as described below.

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. (the former ITT subsidiaries) addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries (or any successor to each former ITT subsidiary), including related attorney's fees and other out-of-pocket expenses. As of December 31, 1999, accruals had been established for liabilities covered by this agreement.

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

The Commercial segment provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. The Reinsurance segment assumes reinsurance worldwide through its thirteen Hartford Reinsurance Company offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. The Life segment markets a variety of insurance and financial services which provide investment products such as individual variable annuities and market value adjusted fixed rate annuities, deferred compensation plan services and mutual funds for savings and retirement needs, life insurance for income protection and estate planning, and employee benefits products such as group life, group disability and corporate owned life insurance. The International segment consists of European companies offering a variety of insurance products (primarily property and casualty products in both personal and commercial lines) designed to meet the needs of local customers. Other Operations include operations which have ceased writing new business. Also, included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results.

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



 REPORTING SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
                                                                                 1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
 Earned premiums, service fees and other
  Commercial                                                             $         3,271     $         3,385      $         3,287
  Personal                                                                         2,505               2,268                1,928
  Reinsurance                                                                        680                 716                  645
------------------------------------------------------------------------------------------------------------------------------------
    North American Property & Casualty earned premiums, service fees
       and other                                                                   6,456               6,369                5,860
    Net investment income                                                            853                 824                  777
    Net realized capital gains                                                        22                 231                  231
------------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                               7,331               7,424                6,868
  Life                                                                             5,536               5,788                4,699
  International                                                                      509               1,647                1,732
  Other Operations                                                                   152                 163                  162
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        13,528     $        15,022      $        13,461
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
                                                                                1999                 1998                1997
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS AND NET INCOME
 Underwriting results
  Commercial                                                             $          (171)    $          (213)     $          (149)
  Personal                                                                            34                  77                   37
  Reinsurance                                                                        (48)                (36)                 (14)
------------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty underwriting results                          (185)               (172)                (126)
   Net service fee and other income [1]                                               19                  80                    5
   Net investment income                                                             853                 824                  777
   Other non-underwriting expenses                                                  (212)               (203)                (160)
   Income taxes                                                                      (41)                (72)                 (63)
------------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                                 434                 457                  433
  Life                                                                               467                 386                  306
  International                                                                       16                  42                   46
  Other Operations                                                                   (80)                (69)                 (36)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CORE EARNINGS                                                            837                 816                  749
   Net realized capital gains, after-tax                                              25                 199                  215
   Equity gain on HLI initial public offering                                         --                  --                  368
------------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                         $           862     $         1,015      $         1,332
------------------------------------------------------------------------------------------------------------------------------------

[1]  Net of expenses related to service business.

                                                                                            As of December 31,
                                                                        ------------------------------------------------------------
                                                                                 1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  North American Property & Casualty                                     $        21,489     $        21,558      $        21,011
  Life                                                                           139,033             122,022              100,980
  International                                                                    2,411               2,470                4,734
  Other Operations                                                                 4,118               4,582                5,018
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                      $       167,051     $       150,632      $       131,743
------------------------------------------------------------------------------------------------------------------------------------

GEOGRAPHICAL SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
                                                                                 1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
  North America                                                          $        12,826     $        13,201      $        11,547
  United Kingdom                                                                     108               1,212                1,278
  Other                                                                              594                 609                  636
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        13,528     $        15,022      $        13,461
------------------------------------------------------------------------------------------------------------------------------------

18.      ACQUISITIONS AND DISPOSITIONS

(A)  ACQUISITIONS

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. (PLANCO) and its affiliate, PLANCO, Incorporated. PLANCO, a primary distributor of HLI's annuity and investment products, has played a significant role in HLI's growth over the past decade. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition was accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni Insurance Group, Inc. (Omni), a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition was reported as a purchase transaction and accordingly, the results of Omni's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

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


19.      QUARTERLY RESULTS FOR 1999 AND 1998  (UNAUDITED)

                                                                            Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                              1999       1998       1999       1998       1999       1998       1999       1998
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                  $   3,299  $   3,728  $   3,349  $   3,493  $   3,444  $   3,640  $   3,436  $   4,161

Benefits, claims and expenses             $   2,955  $   3,342  $   3,042  $   3,153  $   3,191  $   3,327  $   3,105  $   3,725

Net income                                $     238  $     264  $     215  $     236  $     186  $     214  $     223  $     301

Basic earnings per share                  $    1.05  $    1.12  $    0.95  $    1.00  $    0.83  $    0.92  $    1.01  $    1.32

Diluted earnings per share                $    1.04  $    1.10  $    0.93  $    0.99  $    0.82  $    0.91  $    1.00  $    1.30

Weighted average common shares
   outstanding                                227.0      235.8      226.8      235.4      225.3      232.2       220.4      228.0

Weighted average common shares
   outstanding and dilutive potential
   common shares                              229.9      239.1      230.0      239.1      227.8      235.6       222.3      231.2
----------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                            As of December 31, 1999
                                                                        ----------------------------------------------------------
                                                                                                                Amount at which
                                                                                                               shown on Balance
                          Type of Investment                                   Cost            Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored)                                        $       331         $         330      $        330
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored) - asset backed                               1,931                 1,883             1,883
     States, municipalities and political subdivisions                         9,656                 9,487             9,487
     International governments                                                 1,444                 1,480             1,480
     Public utilities                                                          1,304                 1,260             1,260
     All other corporate including international                               9,260                 8,932             8,932
     All other corporate - asset backed                                        6,546                 6,343             6,343
     Short-term investments                                                    2,325                 2,326             2,326
  Certificates of deposit                                                        689                   672               672
  Redeemable preferred stock                                                     167                   162               162
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 33,653                32,875            32,875
----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                             47                    73                73
     Banks, trusts and insurance companies                                       147                   187               187
     Industrial and miscellaneous                                                693                   975               975
  Nonredeemable preferred stocks                                                  50                    51                51
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                   937                 1,286             1,286
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           34,590                34,161            34,161
----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                        7                     8                 7

OTHER INVESTMENTS
  Mortgage loans on real estate                                                  224                   224               224
  Policy loans                                                                 4,222                 4,222             4,222
  Investments in partnerships and trusts                                         318                   358               353
  Futures, options and miscellaneous                                             174                   184               174
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                 4,938                 4,988             4,973
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    39,535         $      39,157      $     39,141
----------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

 CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                  (Registrant)



(In millions)                                                                                        As of December 31,
                                                                                           ---------------------------------------
BALANCE SHEETS                                                                                    1999               1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Receivables from affiliates                                                               $         209      $         288
   Other assets                                                                                        112                 32
   Investment in affiliates                                                                          7,192              8,131
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                    7,513              8,451
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                       31                 31
  Long-term debt                                                                                       898                898
  Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated
     debentures                                                                                      1,000              1,000
  Other liabilities                                                                                    118                 99
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                               2,047              2,028
     TOTAL STOCKHOLDERS' EQUITY                                                                      5,466              6,423
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       7,513      $       8,451
----------------------------------------------------------------------------------------------------------------------------------

(In millions)
STATEMENTS OF INCOME                                                                For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                               1999               1998               1997
----------------------------------------------------------------------------------------------------------------------------------

  Earnings of subsidiaries                                               $       944         $     1,105        $     1,434
  Interest expense (net of interest income)                                      150                 149                155
  Other (income) expenses                                                          1                  (9)                 2
----------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX BENEFIT                                            793                 965              1,277
  Income tax benefit                                                             (69)                (50)               (55)
----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $       862         $     1,015        $     1,332
----------------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

                       CONDENSED FINANCIAL INFORMATION OF
             THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
                                  (Registrant)


(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      --------------------------------------------------------------
                                                                              1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                          $         862         $       1,015        $       1,332
   Undistributed earnings of subsidiaries                                        (86)                 (302)                (610)
   Change in working capital                                                     (28)                    2                  (26)
------------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                       748                   715                  696
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital contribution to subsidiary                                             --                   (10)                 (31)
------------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                           --                   (10)                 (31)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Decrease in debt                                                               --                   (10)                (459)
   Dividends paid                                                               (207)                 (197)                (190)
   Acquisition of treasury stock                                                (596)                 (547)                 (45)
   Proceeds from issuances of shares under incentive and stock
     purchase plans                                                               55                    49                   29
------------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                                         (748)                 (705)                (665)
------------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                             --                    --                   --
   Cash - beginning of year                                                       --                    --                   --
------------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $          --         $          --        $          --
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                            $         148         $         148        $       157


                  THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1999, 1998 and 1997

(In millions)
                                            Future
                                            Policy
                                           Benefits,                   Other
                              Deferred      Unpaid                 Policyholder      Earned
                               Policy     Claims and                 Funds and      Premiums        Net
                             Acquisition     Claim      Unearned     Benefits      Fee Income   Investment
                                Costs     Adjustment    Premiums      Payable       and Other     Income
                                           Expenses
------------------------------------------------------------------------------------------------------------
            1999
North American P&C           $    712    $    11,806   $    2,616  $       --    $     6,456    $      853
Life                            4,210          6,236           48      16,873          3,979         1,562
International                     116            601          113          11            427            65
-----------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       5,038         18,643        2,777      16,884         10,862         2,480
Other Operations                   --          3,935           --          --              5           147
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  5,038    $    22,578   $    2,777  $   16,884    $    10,867    $    2,627
-----------------------------------------------------------------------------------------------------------

            1998
North American P&C           $    610    $    11,958   $    2,329  $       --    $     6,369    $      824
Life                            3,842          5,717           42      19,767          3,833         1,955
International                     127            645          107           7          1,413           164
-----------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       4,579         18,320        2,478      19,774         11,615         2,943
Other Operations                   --          4,217           --          --              1           159
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,579    $    22,537   $    2,478  $   19,774    $    11,616    $    3,102
-----------------------------------------------------------------------------------------------------------

            1997
North American P&C           $    532    $    12,053   $    2,141  $       --    $     5,860    $      777
Life                            3,361          4,939           43      21,139          3,163         1,536
International                     288          1,943          711           4          1,452           185
-----------------------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER       4,181         18,935        2,895      21,143         10,475         2,498
Other Operations                   --          4,712           --          --              4           157
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,181    $    23,647   $    2,895  $   21,143    $    10,479    $    2,655
-----------------------------------------------------------------------------------------------------------



(In millions)


                                              Benefits,   Amortization
                                             Claims and   of Deferred
                               Net Realized     Claim        Policy
                                 Capital     Adjustment   Acquisition      Other   Net Written
                              Gains(Losses)   Expenses       Costs       Expenses    Premiums

-----------------------------------------------------------------------------------------------

            1999
North American P&C            $        22    $   4,394   $     1,382   $   1,058   $    6,354
Life                                   (5)       3,054           568       1,228          N/A
International                          17          314            60          91          353
-----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER              34        7,762         2,010       2,377        6,707
Other Operations                       --          140             1           3            5
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $        34    $   7,902   $     2,011   $   2,380   $    6,712
-----------------------------------------------------------------------------------------------

            1998
North American P&C            $       231    $   4,287   $     1,261   $   1,116   $    6,119
Life                                   --        3,227           441       1,535          N/A
International                          70          946           319         257        1,334
-----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER             301        8,460         2,021       2,908        7,453
Other Operations                        3          153            (1)          6            1
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       304    $   8,613   $     2,020   $   2,914   $    7,454
-----------------------------------------------------------------------------------------------
            1997
North American P&C            $       231    $   4,069   $     1,196   $     876   $    5,771
Life                                   --        2,671           345       1,203          N/A
International                          95        1,037           346         187        1,387
-----------------------------------------------------------------------------------------------
  OPERATIONS BEFORE OTHER             326        7,777         1,887       2,266        7,158
Other Operations                        1          200             1          (5)           4
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       327    $   7,977   $     1,888   $   2,261   $    7,162
-----------------------------------------------------------------------------------------------

Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE IV

                                   REINSURANCE




                                                                  Ceded to     Assumed From                 Percentage of
                                                      Gross         Other          Other       Net Amount   Amount Assumed
(In millions)                                        Amount       Companies      Companies                      to Net
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                       $   527,285   $    128,478  $     14,916    $   413,723             4%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,189   $        528  $        827    $     6,488            13%
     Life insurance                                    2,999            174            54          2,879             2%
     Accident and health insurance                     1,166             76           100          1,190             8%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    10,354   $        778  $        981    $    10,557             9%
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                       $   528,608   $    195,920  $     11,675    $   344,363             3%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     7,029   $        656  $        872    $     7,245            12%
     Life insurance                                    3,014            157            62          2,919             2%
     Accident and health insurance                     1,107             60            36          1,083             3%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    11,150   $        873  $        970    $    11,247             9%
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                       $   407,860   $    174,659  $     42,746    $   275,947            15%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,882   $        782  $        900    $     7,000            13%
     Life insurance                                    2,507            280            58          2,285             3%
     Accident and health insurance                     1,012             81           107          1,038            10%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    10,401   $      1,143  $      1,065    $    10,323            10%
----------------------------------------------------------------------------------------------------------------------------

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                     Balance      Costs and    Translation     Write-offs/          Balance
                                                   January 1,     Expenses     Adjustment     Payments/Other     December 31,
--------------------------------------------------------------------------------------------------------------------------------
   1999
   ----
Allowance for doubtful accounts                  $      131    $       30    $       --    $         (26)     $         135
Accumulated depreciation of plant,
   property and equipment                               595            93            (3)             (20)               665

   1998
   ----
Allowance for doubtful accounts                  $      118    $       36    $       --    $         (23)     $         131
Accumulated depreciation of plant,
   property and equipment                               628            84             2             (119)               595

   1997
   ----
Allowance for doubtful accounts                  $      113    $       24    $       --    $         (19)     $         118
Accumulated depreciation of plant,
   property and equipment                               617            82            (2)             (69)               628
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

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE VI

                  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                        AND CASUALTY INSURANCE OPERATIONS




                                                           Discount       Claims and Claim Adjustment Expenses   Paid Claims and
(In millions)                                           Deducted From             Incurred Related to:           Claim Adjustment
                                                                         ---------------------------------------
                                                       Liabilities [1]      Current Year        Prior Years          Expenses
-----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,

     1999                                               $        480       $       4,953      $       (171)       $       5,161

     1998                                               $        423       $       5,404      $       (152)       $       5,151

     1997                                               $        449       $       5,065      $         98        $       5,000

-----------------------------------------------------------------------------------------------------------------------------------

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 6.3%, 5.6% and 6.1% for 1999, 1998 and 1997, respectively.

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

                                                      THE HARTFORD FINANCIAL
                                                      SERVICES GROUP, INC.

                                                      By:  /s/ John N. Giamalis
                                                      --------------------------
                                                      John N. Giamalis
                                                      Senior Vice President and
                                                      Controller

Date:  March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               Signature                                          Title                                      Date

/s/ Ramani Ayer                                        Chairman, President, Chief                       March 24, 2000
----------------------------------------
Ramani Ayer                                          Executive Officer and Director

/s/ Lowndes A. Smith                                   Vice Chairman and Director                       March 24, 2000
----------------------------------------
Lowndes A. Smith

/s/ David K. Zwiener                                    Executive Vice President,                       March 24, 2000
----------------------------------------
David K. Zwiener                                  Chief Financial Officer and Director

/s/ John N. Giamalis                                      Senior Vice President                         March 24, 2000
----------------------------------------
John N. Giamalis                                             and Controller

/s/ Bette B. Anderson                                           Director                                March 24, 2000
----------------------------------------
Bette B. Anderson

/s/ Rand V. Araskog                                             Director                                March 24, 2000
----------------------------------------
Rand V. Araskog

/s/ Robert A. Burnett                                           Director                                March 24, 2000
----------------------------------------
Robert A. Burnett

/s/ Dina Dublon                                                 Director                                March 24, 2000
----------------------------------------
Dina Dublon

/s/ Donald R. Frahm                                             Director                                March 24, 2000
----------------------------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                                           Director                                March 24, 2000
----------------------------------------
Paul G. Kirk, Jr.

/s/ Frederic V. Salerno                                         Director                                March 24, 2000
----------------------------------------
Frederic V. Salerno

/s/ Robert W. Selander                                          Director                                March 24, 2000
----------------------------------------
Robert W. Selander

/s/ H. Patrick Swygert                                          Director                                March 24, 2000
----------------------------------------
H. Patrick Swygert

/s/ Gordon I. Ulmer                                             Director                                March 24, 2000
----------------------------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                    FORM 10-K

                                 EXHIBITS INDEX

Exhibit #
---------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. ("The Hartford"), amended effective May 21, 1998, was filed as Exhibit 3.01 to The Hartford's Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated herein by reference.

3.02 Amended By-Laws of The Hartford, amended effective February 18, 1999, were filed as Exhibit 3.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and are incorporated herein by reference.

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

4.06 Forms of The Hartford's 8.20% Notes due October 15, 1998, 7.25% Notes due December 1, 1996 and 8.30% Notes due December 1, 2001 (included in the Indenture incorporated by reference as Exhibit 4.05 hereto).

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

4.09    Form of The  Hartford's  6.375%  Notes due November 1, 2008 was filed as
        Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

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

4.18 Form of The Hartford's 8.35% Junior Subordinated Deferrable Interest Debenture, Series B, due October 30, 2026 was filed as Exhibit 4.2 to The Hartford's Form 8-K dated November 4, 1996 and is incorporated herein by reference.

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

*10.11 Employment Agreement dated July 1, 1997 between The Hartford and Ramani Ayer was filed as Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.12 Employment Agreement dated July 1, 1997 between Hartford Life, Inc. ("Hartford Life"), The Hartford and Lowndes A. Smith was filed as
        Exhibit 10.02 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.13  Employment  Agreement  dated July 1, 1997 between The Hartford and David
        K. Zwiener was filed as Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.14 Form of Employment Protection Agreement between The Hartford and fourteen executive officers of The Hartford was filed as Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

*10.15 The Hartford 1996 Restricted Stock Plan for Non-Employee Directors, as amended, was filed as Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.16 The Hartford 1995 Incentive Stock Plan, as amended February 16, 2000, is filed herewith.


*10.17 The Hartford 1996 Deferred Restricted Stock Unit Plan, as amended, was filed as Exhibit 10.17 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.18 The Hartford 1996 Deferred Compensation Plan was filed as Exhibit 10.18 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.19 The Hartford 1997 Senior Executive Severance Pay Plan I, revised as of October 15, 1998 was filed as Exhibit 10.19 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.20 The Hartford Executive Severance Pay Plan, revised as of February 1, 1999, was filed as Exhibit 10.20 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

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

10.26 1997 Hartford Life, Inc. Incentive Stock Plan, amended as of February 16, 2000, was filed as Exhibit 10.06 to Hartford Life's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

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

27.01   Financial Data Schedule is filed herewith.

                                                                                         EXHIBIT 12.01




                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                   COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS
                       TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS




(In millions)                                                       1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     <C
   EARNINGS                                                    $     1,235  $     1,475  $     1,703  $     (318)    $   742
ADD:
FIXED CHARGES
   Interest expense                                                    219          216          213         148         101
   Interest factor attributable to rentals                              61           54           48          36          49
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED CHARGES                                                 280          270          261         184         150
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED                                           $     1,515  $     1,745  $     1,964  $     (134)    $   892
---------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
   Fixed charges above                                         $       280  $       270  $       261  $      184     $   150
   Dividends on subsidiary preferred stock                              --           --           --          --           4
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED CHARGES AND PREFERRED DIVIDEND REQUIREMENTS        $       280  $       270  $       261  $      184     $   154
---------------------------------------------------------------------------------------------------------------------------------
RATIOS
   Earnings, as defined, to total fixed charges [1]                   5.4          6.5          7.5        (0.7)         5.9
---------------------------------------------------------------------------------------------------------------------------------
   Earnings, as defined, to total fixed charges and preferred
     dividend requirements                                            5.4          6.5          7.5        (0.7)         5.8
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

                   The Hartford Financial Services Group, Inc.

           17,000,000 Shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

                     THE HARTFORD 1995 INCENTIVE STOCK PLAN

--------------------------------------------------------------------------------

                                PLAN INFORMATION

--------------------------------------------------------------------------------

             THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
            SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES
                                  ACT OF 1933.

The Prospectus covers such additional securities as may be issuable as a result of anti-dilution provisions contained in the instruments pursuant to which securities covered by the Prospectus are issued.

--------------------------------------------------------------------------------

THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY STATE SECURITIES COMMISSION NOR HAS THE SECURITIES AND EXCHANGE COMMISSION OR ANY STATE SECURITIES COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THE PROSPECTUS. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.



FOR NORTH CAROLINA RESIDENTS:

THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE COMMISSIONER OF INSURANCE FOR THE STATE OF NORTH CAROLINA, NOR HAS THE COMMISSIONER OF INSURANCE RULED UPON THE ACCURACY OR THE ADEQUACY OF THIS DOCUMENT.

--------------------------------------------------------------------------------

February 16, 2000

         Additional information about The Hartford 1995 Incentive Stock Plan (the "Plan") and its administration may be obtained without charge by written or oral request to the Manager of Stock Option Plan Administration, The Hartford Financial Services Group, Inc. ("The Hartford"), Hartford Plaza, Hartford, CT 06115, telephone number (860) 547-5000.

                              AVAILABLE INFORMATION

         The Hartford will provide, without charge, upon the written or oral request of any person to whom this Prospectus is delivered, a copy of any of the following documents, all of which are incorporated by reference in this
Prospectus:

         (a) The Hartford's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act");

         (b) All other reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act since the end of the fiscal year covered by the Form 10-K referred to in (a) above; and

         (c) The description of the Common Stock contained in a registration statement filed under the Exchange Act, including any amendment or report filed for the purpose of updating such description.

         All documents subsequently filed with the Commission by The Hartford pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act, after the date hereof and prior to the filing of a post-effective amendment which indicates that all securities offered have been sold or which deregisters all securities then remaining unsold shall be deemed to be incorporated by reference in the Prospectus and to be a part thereof from the date of filing such documents.

         In addition, The Hartford will provide, without charge, upon the written or oral request of any person to whom this Prospectus is delivered, the following documents:

         (a)      When  updating  information  is  furnished,   a  copy  of  all
                  documents previously delivered containing Plan information that then constitute part of this Prospectus; and

         (b)      A  copy  of  whichever  of  the   following   was   previously
                  distributed pursuant to Rule 428(b)(2) under the Securities Act of 1933, as amended (the "Securities Act"):

                  (i)      The   Hartford's   annual   report  to   stockholders
                           containing the information required by Rule 14a-3(b) under the Exchange Act for its latest fiscal year;

                  (ii) The Hartford's annual report on Form 10-K for its latest fiscal year; or

                  (iii)    The latest  prospectus  filed pursuant to Rule 424(b)
                           under the Securities Act that contains audited financial statements for The Hartford's latest fiscal year.


         Any statement contained in a document incorporated or deemed to be incorporated by reference in the Prospectus shall be deemed to be modified or superseded for purposes of the Prospectus to the extent that a statement contained in the Prospectus or in any other subsequently filed document which also is or is deemed to be incorporated by reference in the Prospectus modifies or supersedes such statement. Any such statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of the Prospectus. Any such document, as well as The Hartford's most recent annual report to shareholders and any other report or communication distributed to The Hartford shareholders generally, may be obtained without charge by written or oral request to the Manager of Stock Option Plan Administration, The Hartford, Hartford Plaza, Hartford, CT 06115, telephone number: (860) 547-5000.


                                TABLE OF CONTENTS


           General Information.............................................    4
           The Hartford 1995 Incentive Stock Plan..........................    5
           Administration..................................................   24
           Federal Tax Treatment...........................................   24

                               GENERAL INFORMATION

         The Plan contains limits on the aggregate number of shares which may be awarded for the duration of the Plan and the number of shares that may be awarded in any one year. The maximum limit applicable to all share awards for the duration of the Plan (the "Maximum Limit") is fifteen percent (15%) of the total of the issued and outstanding shares of common stock and treasury stock as reported in the Annual Report on Form 10-K of The Hartford for the fiscal year ended December 31, 1997 (35,906,158 shares), such issued and outstanding shares having been adjusted for the two-for-one stock split on the common stock that occurred effective July 15, 1998. The annual limit applicable to all share awards for any Plan year (the "Annual Limit") is 1.65 percent (1.65%) of the total of the issued and outstanding shares of common stock and treasury stock as reported in the Annual Report on Form 10-K of The Hartford for the fiscal year ending immediately prior to any Plan year (the "Reported Shares"). Any unused portion of the Annual Limit for any Plan year shall be carried forward and be made available for awards in succeeding Plan years. In addition, no more than 10,000,000 shares may be available for incentive stock options, and no more than 20% of the total may be available for awards of restricted stock or performance shares under the Plan. The Plan limits the award of stock options to any one person in any year to no more than the lesser of (i) 10% of 1.5% (i.e., .15%) of the Reported Shares for that year and (ii) 1,000,000 shares; except that for the initial plan year each individual employee may receive in addition to the foregoing limit a number of substitute stock options equal to the lesser of
(x)1,050,000 and (y) the number of stock options required to replace ITT Corporation stock options surrendered by such employee in connection with the spin-off by ITT Corporation of the shares of The Hartford to ITT Corporation shareholders.

         The Plan permits the committee administering the Plan to award performance shares and restricted stock, as well as non-qualified stock options and incentive stock options, with or without stock appreciation rights. Reference is made to the text of the Plan herein for a complete description of awards permitted under the Plan and the relevant provisions and conditions applicable thereto. The Plan does not contain any provision prohibiting the cancellation and reissuance of stock options at a lower option price.

         The prospectus also covers shares of Common Stock that may be subject to stock options, restricted stock awards and other awards granted in substitution for stock options, restricted stock awards and other awards previously granted by ITT Corporation ("Substitute Awards"). The prospectus does not, however, cover resales of Common Stock acquired pursuant to the provisions of the Plan. Resales may be subject to restrictions or limitations imposed by the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Neither the Plan nor the Substitute Awards are subject to any of the provisions of the Employee Retirement Income Security Act of 1974. Furthermore,
Section 401 of the Internal Revenue Code relating to certain qualified pension, profit-sharing and stock bonus plans does not apply to the Plan or the Substitute Awards.

         Plan   participants   receive   information   with   respect  to  their
participation, including the date of grant, the exercise price, the amount exercisable and the expiration date, as well as applicable information concerning whatever performance shares or restricted stock may be relevant to them.

         Set forth below is the text of the Plan.




                     THE HARTFORD 1995 INCENTIVE STOCK PLAN


         1.       PURPOSE

                  The purpose of The Hartford 1995 Incentive Stock Plan is to motivate and reward superior performance on the part of Key Employees of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") and to thereby attract and retain Key Employees of superior ability. In addition, the Plan is intended to further opportunities for stock ownership by such Key Employees and Directors (as defined below) in order to increase their proprietary interest in The Hartford and, as a result, their interest in the success of the Company. Awards will be made, in the discretion of the Committee, to Key Employees (including officers and directors who are also Key Employees) whose responsibilities and decisions directly affect the performance of any Participating Company and its subsidiaries, and also to Directors. Such incentive awards may consist of stock options and stock appreciation rights payable in stock or cash for Key Employees or Directors, and performance shares, restricted stock or any combination of the foregoing for Key Employees, as the Committee may determine.

         2.       DEFINITIONS

                  When used herein, the following terms shall have the following meanings:


                  "Act" means the Securities Exchange Act of 1934, as amended.

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

                  "Beneficial Owner" means any Person who, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (i) a Person shall not be deemed the Beneficial Owner of
         -------------
         any security as a result of an agreement, arrangement or understanding to vote such security (A) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or (B) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (A) or (B) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (ii) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

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

                  "Eligible Employee" means an Employee employed by a Participating Company; provided, however, that except as the Board of Directors or the Committee, pursuant to authority delegated by the
         Board of Directors, may otherwise provide on a basis uniformly applicable to all persons similarly situated, "Eligible Employee" shall not include any "Ineligible Person," which includes (i) a person who
         (A) holds a position with the Company's "HARTEMP" Program, (B) is hired to work for a Participating Company through a temporary employment agency, or (C) is hired to a position with a Participating Company with notice on his or her date of hire that the position will terminate on a certain date; (ii) a person who is a leased employee (within the meaning of Code Section 414(n)(2)) of a Participating Company or is otherwise employed by or through a temporary help firm, technical help firm, staffing firm, employee leasing firm, or professional employer organization, regardless of whether such person is an Employee of a Participating Company, and (iii) a person who performs services for a Participating Company as an independent contractor or under any other non-employee classification, or who is classified by a Participating Company as, or determined by a Participating Company to be, an independent contractor, regardless of whether such person is characterized or ultimately determined by the Internal Revenue Service or any other Federal, State or local governmental authority or regulatory body to be an employee of a Participating Company or its affiliates for income or wage tax purposes or for any other purpose.

                  Notwithstanding any provision in the Plan to the contrary, if any person is an Ineligible Person, or otherwise does not qualify as an Eligible Employee, or otherwise is ineligible to participate in the Plan, and such person is later required by a court or governmental authority or regulatory body to be classified as a person who is eligible to participate in the Plan, such person shall not be eligible to participate in the Plan, notwithstanding such classification, unless and until designated as an Eligible Employee by the Committee, and if so designated, the participation of such person in the Plan shall be prospective only.

                  "Employee" means any person regularly employed by a Participating Company, but shall not include any person who performs services for a Participating Company as an independent contractor or under any other non-employee classification, or who is classified by a Participating Company as, or determined by a Participating Company to be, an independent contractor.

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

                  "Key Employee" means an Employee (including any officer or director who is also an Employee) of any Participating Company who is an Eligible Employee and whose responsibilities and decisions, in the judgment of the Committee, directly affect the performance of the Company and its subsidiaries.

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

                  "Stock"  means  the  common  stock  ($.01  par  value)  of The
         Hartford.

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

         3.       SHARES SUBJECT TO THE PLAN

                  The aggregate number of shares of Stock which may be awarded under the Plan shall be subject to a maximum limit applicable to all Awards for the duration of the Plan (the "Maximum Limit"), and an annual limit applicable to all Awards for any Plan Year (the "Annual Limit"). The Maximum Limit shall be fifteen percent (15%) of the total of the issued and outstanding shares of Stock and treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1997 (35,906,158 shares),such issued and outstanding shares having been adjusted for the two-for-one stock split on the Stock that occurred effective July 15, 1998. The Annual Limit shall be 1.65 percent (1.65%) of the total of the issued and outstanding shares of the Stock and treasury Stock as reported in the Annual Report on Form 10-K of the Company for the fiscal year ending immediately prior to any Plan Year (the "Reported Shares"). Any unused portion of the Annual Limit for any Plan Year shall be carried forward and be made available for awards in succeeding Plan Years.

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

                  For the purpose of computing the total number of shares of Stock available for Awards under the Plan, there shall be counted against the foregoing limitations the number of shares of Stock subject to issuance upon exercise or settlement of Awards and the number of shares of Stock which equal the value of performance share Awards, in each case determined as at the dates on which such Awards are granted. If any Awards under the Plan are forfeited, terminated, expire unexercised, are settled in cash in lieu of Stock or are exchanged for other Awards, the shares of Stock which were theretofore subject to such Awards shall again be available for Awards under the Plan to the extent of such forfeiture, termination, expiration, cash settlement or exchange of such Awards. Further, any shares that are exchanged (either actually or constructively) by optionees as full or partial payment to the Company ofthe purchase price of shares being acquired through the exercise of a stock option granted under the Plan may be available for subsequent Awards.

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

                  (f) Except as provided in Section 9, the purchase price of the shares as to which an Option shall be exercised shall be paid to the Company at the time of exercise either in cash or Stock already owned by the optionee having a total Fair Market Value equal to the purchase price, or a combination of cash and Stock having a total fair market value, as so determined, equal to the purchase price. The Committee shall determine acceptable methods for tendering Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Stock to exercise an Option as it deems appropriate.

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

                           (D) Except as provided in Section 9, if a Key Employee's employment terminates for any other reason, he or she may exercise his or her Options, to the extent that he or she shall have been entitled to do so at the date of the termination of his or her employment at any time, or from time to time, within three months after the date of the termination of his or her employment, or within such other period, and subject to such terms and conditions as the Committee may specify, but not later than the expiration date specified in
         Section 5(c) above.

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

                  (i) Except as provided in Section 9, if a Director's service on the Board terminates for any reason, including without limitation, termination due to death, disability or retirement, such Director may exercise any Option or Right granted to him or her only to the extent determined by the Committee as set forth in such Director's Award Agreement and/or any administrative rules or other terms and conditions adopted by the Committee from time to time applicable to such Option or Right granted to such Director.

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

                  (c) The Committee shall  determine the Performance  Objectives of Awards of Performance Shares. Performance Objectives may vary from Key Employee to Key Employee and between groups of Key Employees and shall be based upon one or more of the following objective criteria, as the Committee deems appropriate, which may be (i) determined solely by reference to the performance of the Company, any subsidiary or affiliate of the Company or any division or unit of any of the foregoing, or (ii) based on comparative performance of any one or more of the following relative to other entities: (A) earnings per share,
         (B) return on equity, (C) cash flow, (D) return on total capital, (E) return on assets, (F) economic value added, (G) increase in surplus,
         (H) reductions in operating expenses, (I) increases in operating margins, (J) earnings before income taxes and depreciation, (K) total shareholder return, (L) return on invested capital, (M) cost reductions and savings, (N) earnings before interest, taxes, depreciation and amortization ("EDITDA"), (O) pre-tax operating income, (P) productivity improvements, or (Q) a Key Employee's attainment of personal objectives with respect to any of the foregoing criteria or other criteria such as growth and profitability, customer satisfaction, leadership effectiveness, business development, negotiating transactions and sales or developing long term business goals. If during the course of a Performance Period there shall occur significant events which the Committee expects to have a substantial effect on the applicable Performance Objectives during such period, the Committee may revise such Performance Objectives.

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

         7.       RESTRICTED STOCK

                  (a) Except as provided in Section 9, Restricted Stock shall be subject to a restriction period (after which restrictions will lapse) which shall mean a period commencing on the date the Award is granted and ending on such date as the Committee shall determine (the "Restriction Period"). The Committee may provide for the lapse of restrictions in installments where deemed appropriate and it may also require the achievement of predetermined performance objectives in order for such shares to vest.

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

                           (iii) the  stockholders  of the Company shall approve
         (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company entitled to vote in the election of directors of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which holders of such stock of the Company immediately prior to the consolidation or merger have the same proportionate ownership of common stock of the surviving corporation entitled to vote in the election of directors immediately after the consolidation or merger as immediately before, or
         (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or

                           (iv) within any 12 month period, the persons who were directors of the Company immediately before the beginning of such period (the "Incumbent Directors") shall cease (for any reason other than death) to constitute at least a majority of the Board or the board of directors of any successor to the Company, provided that any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director (A) was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually or by prior operation of this clause (iv), and (B) was not designated by a Person who has entered into an agreement with the Company to effect a transaction described in the immediately preceding paragraph (iii).

                  (b) Notwithstanding any provisions in this Plan to the contrary, upon the occurrence of a Change of Control:

                           (i) Each Option and related Right outstanding on the date such Change of Control occurs, and which is not then fully vested and exercisable, shall immediately vest and become exercisable to the full extent of the original grant for the remainder of its term.

                           (ii) The surviving or resulting corporation may, in its discretion, provide for the assumption or replacement of each outstanding Option and related Right granted under the Plan on terms which are no less favorable to the optionee than those applicable to the Options and Rights immediately prior to the Change of Control. If the surviving or resulting corporation offers to assume or replace the Options and Rights, the optionee may elect to have his or her Options and Rights assumed or replaced, in whole or in part, or to surrender on the date the Change of Control occurs his or her Options and Rights, in whole or in part, for cash equal to the excess of the Formula Price as defined in Section 9(b)(v) hereof over the exercise price.

                  (iii) In the event the successor corporation does not offer to assume or replace the outstanding Options and Rights as described in
         Section 9(b)(ii) hereof, each Option and Right will be exercised on the date such Change of Control occurs for cash equal to the excess of the Formula Price as defined in Section 9(b)(v) hereof over the exercise price.

                           (iv) If an employee elects to have his or her Options and Rights assumed or replaced in accordance with clause (ii) above, and within the three (3) year period following the date of the Change of Control either of the following occurs: (A) the employment of such employee is involuntarily terminated other than in a Termination For Just Cause (as defined below), or (B) such employee voluntarily terminates employment in a Termination For Good Reason (as defined below); then such employee's assumed or replaced Options and Rights shall remain exercisable in whole or in part for seven (7) months after the date of such termination (or until the expiration date for such Options and Rights, if earlier). Such assumed or replaced Options and Rights may be exercised for cash equal to the higher of (1) the excess
                                                        ------
         of the Fair Market Value of the successor corporation's common stock on the date of such termination over the exercise price for such Options and Rights, or (2) the excess of the Formula Price (as defined below) of the Company's Stock on the date the Change of Control occurred over the exercise price for such Options and Rights.

                           (v)  The  following   definitions   shall  apply  for
         purposes of this Section 9 only:
                                    ----

         "Base Salary" means the amount an employee is entitled to receive as wages or salary on an annualized basis, excluding all bonus, overtime, and incentive compensation, payable by the Company or the successor corporation, as the case may be, as consideration for the employee's services, and including earned but deferred wages or salary.

         "Formula  Price" means the highest of (A) the highest  composite  daily
                                    -------
         closing price of the Stock during the period beginning on the 60th calendar day prior to the Change of Control and ending on the date of such Change of Control, (B) the highest gross price paid for the Stock during the same period of time, as reported in a report on Schedule 13D filed with the Securities and Exchange Commission, or (C) the highest gross price paid or to be paid for a share of Stock (whether by way of exchange, conversion, distribution upon merger, liquidation or otherwise) in any of the transactions set forth in this Section as constituting a Change of Control; provided that in the case of the exercise of any such Right related to an Incentive Stock Option, "Formula Price" shall mean the Fair Market Value of the Stock at the time of such exercise.

         "Required Base Salary" means with respect to any employee the higher of
         (a) the employee's Base Salary as in effect immediately prior to the Change of Control, or (b) the employee's highest Base Salary in effect at any time thereafter.

         "Target Bonus" means the annual bonus of an employee determined as a percentage of annual base salary based on the annual target bonus percentage established for the employee under the Executive Bonus Program or the Performance Share Program (or any other similar or successor plan, policy or program) for a calendar year, or if no annual target bonus percentage has been established under the applicable bonus plan, policy or program, based on the highest actual bonus percentage awarded to the employee under the applicable bonus plan, policy or program during the three preceding full calendar years.

         "Termination For Good Reason" means a voluntary termination of employment by an employee because of the occurrence of any of the following (A) a reduction in the employee's Base Salary below the Required Base Salary; (B) a greater than 10% reduction in the level of the Total Compensation offered to the employee in comparison to the Total Compensation enjoyed by the employee immediately prior to the Change of Control; or (C) the successor corporation requiring the employee to be based at any office or location more than 50 miles from the location at which he or she performed services immediately prior to the Change of Control, except for travel reasonably required in the performance of the employee's job responsibilities.

         "Termination For Just Cause" means a termination of employment based on fraud, misappropriation or embezzlement on the part of the employee which results in a final conviction of a felony.

         "Total Compensation" means the aggregate of an employee's Base Salary, Target Bonus, and the value of any long-term incentive compensation award (including any option award) made to the employee under this Plan or the 1997 Hartford Life, Inc. Incentive Stock Plan (or any successor plan, policy or program), such value to be determined as of the date such award was made.


                           (vi) The restrictions applicable to shares of Restricted Stock held by Key Employees pursuant to Section 7 shall lapse upon the occurrence of a Change of Control, and such Key
         Employees shall be entitled to elect, at any time during the 60 calendar days following such Change of Control, to receive immediately after the date the Key Employee makes such election either of the following: (A) unrestricted certificates for all of such shares, or (B) a lump sum cash amount equal to the number of such shares multiplied by the Formula Price. If a Key Employee does not make any election during the foregoing 60 day period, such Key Employee shall be deemed to have made the election described in Section 9(b)(vi)(A) as of the 60th day of such period, and unrestricted certificates shall be issued to such Key Employee immediately following such day as described in Section 9(b)(vi)(A) hereof.

                           (vii) If a Change of Control occurs during the course of a Performance Period applicable to an Award of Performance Shares pursuant to Section 6, then a Key Employee shall be deemed to have satisfied the Performance Objectives effective on the date of such occurrence. Such Key Employee shall be paid, immediately following the occurrence of such Change of Control, a lump sum cash amount equal to the number of outstanding Performance Shares awarded to such Key Employee multiplied by the Formula Price.

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

                                 ADMINISTRATION

                  The Plan is administered by a Committee of the Board of Directors of The Hartford, presently designated as the Compensation and Personnel Committee, the members of which serve during the pleasure of the Board. The Committee is composed of directors none of whom is an officer or employee of The Hartford and none of whom is eligible to receive any award under the Plan.


                              FEDERAL TAX TREATMENT

                  The following is a brief summary of the current Federal income tax rules generally applicable to options, stock appreciation rights, performance shares and restricted stock. Awardees should consult their own tax advisors as to the specific Federal, state and local tax consequences applicable to them.

                    A. OPTIONS AND STOCK APPRECIATION RIGHTS

                  Options granted under the Plan may be either non-qualified options or "incentive stock options" qualifying under Section 422A of the Internal Revenue Code.

         Non-qualified Options

                  An optionee is not subject to Federal income tax upon grant of a non-qualified option. At the time of exercise, the optionee will realize compensation income (subject to withholding) to the extent that the then fair market value of the stock exceeds the option price. The amount of such income will constitute an addition to the optionee's tax basis in the optioned stock. Sale of the shares will result in capital gain or loss (long-term or short-term depending on the optionee's holding period). The Hartford is entitled to a Federal tax deduction at the same time and to the same extent that the optionee realizes compensation income.

         Incentive Stock Options ("ISOs")

                  Options under the Plan denominated as ISOs are intended to constitute incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. An optionee is not subject to Federal income tax upon either the grant or exercise of an ISO. If the optionee holds the shares acquired upon exercise for at least one year after issuance of the optioned shares and until at least two years after grant of the option, then the difference between the amount realized on a subsequent sale or other taxable disposition of the shares and the option price will constitute long-term capital gain or loss. To obtain favorable tax treatment, an ISO must be exercised within three months after termination of employment (other than by retirement, disability, or death) with The Hartford or a 50% subsidiary. To obtain favorable tax treatment, an ISO must be exercised within three months of retirement or within one year of cessation of employment for disability (with no limitation in the case of death), notwithstanding any longer exercise period permitted under the terms of the Plan. The Hartford will not be entitled to a Federal tax deduction with respect to the grant or exercise of the ISO.

                  If the optionee sells the shares acquired under an ISO before the requisite holding period, he will be deemed to have made a "disqualifying disposition" of the shares and will realize compensation income in the year of disposition equal to the lesser of the fair market value of the shares at exercise or the amount realized on their disposition over the option price of the shares. (However, if the disposition is by gift or by sale to a related party, the compensation income must be measured by the value of the shares at exercise over the option price.) Any gain recognized upon a disqualifying disposition in excess of the ordinary income portion will constitute either short-term or long-term capital gain. In the event of a disqualifying disposition, The Hartford will be entitled to a Federal tax deduction in the amount of the compensation income realized by the optionee.

                  The option spread on the exercise of an ISO is an adjustment in computing alternative minimum taxable income. No adjustment is required, however, if the optionee made a disqualifying disposition of the shares in the same year as he is taxed on the exercise.

         Stock Appreciation Rights ("SARs")

                  SARs may have been awarded to officers and directors of The Hartford subject to Section 16(b) of the Securities Exchange Act of 1934 with respect to both incentive stock options and non-qualified options granted under the Plan. An optionee is not taxed upon the grant of SARs. An optionee exercising SARs for cash will realize compensation income (subject to withholding) in the amount of the cash received. The Hartford is entitled to a tax deduction at the same time and to the same extent that the optionee realizes compensation income.

                              B. PERFORMANCE SHARES

                  An awardee of performance shares will generally realize compensation income (subject to withholding) when and to the extent that payment is made, whether in the form of cash or shares of The Hartford common stock. To the extent that payment is made in the form of stock, income shall be measured by the then fair market value of the shares, which shall constitute an addition to the awardee's tax basis in such shares. The Hartford will be entitled to a Federal tax deduction for the value of payment at the time of payment.

                               C. Restricted Stock

                  An awardee of restricted stock will generally realize compensation income (subject to withholding) when and to the extent that the restrictions on the shares lapse, as measured by the value of the shares at the time of lapse. The awardee's holding period for the shares will not commence until the date of lapse, and dividends paid during the restriction period will be treated as compensation. The income realized on lapse of the restrictions will constitute an addition to the awardee's tax basis in the shares.

                  In lieu of deferred recognition of income, the awardee may formally elect, within 30 days of award, to realize compensation income at the time of award, as measured by the fair market value of the stock on the date of award determined without regard to the restrictions. The income realized will constitute an addition to the tax basis of the shares. In the case of such election, any appreciation (or depreciation) on the shares during the restriction period will give rise to capital gain (or capital loss). In the event that the awardee terminates employment during the restriction period and forfeits his shares, no deduction may be claimed and the taxes paid on award of the shares shall be forfeited.

                  The Hartford will be entitled to a Federal tax deduction at the same time and to the same extent that the awardee realizes compensation income. However, if an awardee makes an election to realize compensation income at the time of the award and subsequently forfeits the shares of restricted stock, The Hartford must include as ordinary income the amount it previously deducted in the year of grant with respect to such shares.

                        D. GOLDEN PARACHUTE TAX PENALTIES

                  Options, SARs, performance shares or restricted stock which are granted, accelerated or enhanced upon the occurrence of a takeover (i.e., a Change of Control as defined in the Plan) may give rise, in whole or in part, to "excess parachute payments" within the meaning of
         Section 280G of the Internal Revenue Code and, to such extent, will be nondeductible by The Hartford and subject to a 20% excise tax to the awardee.

                                                                                        EXHIBIT 21.01

                         SUBSIDIARIES OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                                                                                          JURISDICTION
                                                                                                               OF
         COMPANY NAME                                                                                     INCORPORATION
         ------------                                                                                     -------------

         American Maturity Life Insurance Company (60%)                                                    Connecticut
         AML Financial, Inc.                                                                               Connecticut
         Brazilcap Capitalizacao, S.A. (17%)                                                                 Brazil
         Beleggingsmaatschappij Buizerdlaan B.V.                                                           Netherlands
         BMG Capital Advisers, L.L.C.                                                                      Connecticut
         Business Management Group, Inc.                                                                   Connecticut
         CAB Corporation (50%)                                                                       British Virgin Islands
         CCS Commercial, L.L.C. (50%)                                                                       Delaware
         CLA Corp.                                                                                         Connecticut
         Consultora de Capitales, S.A., Sociedad Gerente de Fondos Comunes de Enversion (50%)               Argentina
         Dornberger/Berry & Company, Inc.                                                                 South Dakota
         1810 Corporation                                                                                   Delaware
         Ersatz Corporation                                                                                 Delaware
         Excess Insurance Company, Limited                                                                    U.K.
         Exploitatiemaatschappij Buizerdlaan B.V.                                                          Netherlands
         Fedcap Capitalizacao S.A.                                                                           Brazil
         Fencourt Reinsurance Company, Ltd.                                                                  Bermuda
         First State Insurance Company                                                                     Connecticut
         First State Management Group, Inc.                                                                 Delaware
         Four Thirty Seven Land Company, Inc.                                                               Delaware
         Galicia Vida Compania de Seguros, S.A., (40%)                                                      Argentina
         HARCO Property Services, Inc.                                                                     Connecticut
         Hartford Accident and Indemnity Company                                                           Connecticut
         Hartford Advisers HLS Fund, Inc.                                                                   Maryland
         Hartford Bond HLS Fund, Inc.                                                                       Maryland
         Hartford Capital Appreciation HLS Fund, Inc.                                                       Maryland
         Hartford Casualty Insurance Company                                                                 Indiana
         Hartford-Comprehensive Employee Benefit Service Company                                           Connecticut
         Hartford Dividend and Growth HLS Fund, Inc.                                                        Maryland
         Hartford Equity Sales Company, Inc.                                                               Connecticut
         Hartford Financial Services, LLC                                                                   Delaware
         Hartford Financial Services Life Insurance Company                                                Connecticut
         Hartford Fire Insurance Company                                                                   Connecticut
         Hartford Fire International (Germany) GMBH                                                          Germany
         Hartford Fire International, Ltd.                                                                 Connecticut
         Hartford Index HLS Fund, Inc.                                                                      Maryland
         Hartford Insurance, Ltd.                                                                            Bermuda
         Hartford Insurance Company of Canada                                                                Canada
         Hartford Insurance Company of Illinois                                                             Illinois
         Hartford Insurance Company of the Midwest                                                           Indiana
         Hartford Insurance Company of the Southeast                                                         Florida
         Hartford Integrated Technologies, Inc.                                                            Connecticut
         Hartford International Advisers HLS Fund, Inc.                                                     Maryland
         Hartford International Life Reassurance Corporation                                               Connecticut
         Hartford International Management Services Company, L.L.C.                                         Delaware
         Hartford International Opportunities HLS Fund, Inc.                                                Maryland
         Hartford Investment Financial Services Company                                                     Delaware
         Hartford Investment Management Company                                                             Delaware
         Hartford Investments Canada Corp.                                                                   Canada


                                                                                        EXHIBIT 21.01

         Hartford Investment Services, Inc.                                                                Connecticut
         Hartford Life and Accident Insurance Company                                                      Connecticut
         Hartford Life and Annuity Insurance Company                                                       Connecticut
         Hartford Life Insurance Company                                                                   Connecticut
         Hartford Life, Inc. (81.4%)                                                                        Delaware
         Hartford Life International, Ltd.                                                                 Connecticut
         Hartford Life, Ltd.                                                                                 Bermuda
         Hartford Lloyd's Corporation                                                                         Texas
         Hartford Lloyd's Insurance Company (partnership)                                                     Texas
         Hartford Management Company                                                                       Connecticut
         Hartford Management, Ltd.                                                                           Bermuda
         Hartford MidCap HLS Fund, Inc.                                                                     Maryland
         Hartford Mortgage Securities HLS Fund, Inc.                                                        Maryland
         Hartford of Florida, L.L.C.                                                                         Florida
         Hartford Re Spain Correduria De Reaseguros S.A.                                                      Spain
         Hartford Risk Management, Inc. (90%)                                                               Delaware
         Hartford Securities Distribution Company, Inc.                                                    Connecticut
         Hartford Seguros de Retiro S.A.                                                                    Argentina
         Hartford Seguros de Vida, S.A.                                                                     Argentina
         Hartford Series Fund, Inc.                                                                         Maryland
         Hartford Small Company HLS Fund, Inc.                                                              Maryland
         Hartford Specialty Company                                                                         Delaware
         Hartford Stock HLS Fund, Inc.                                                                      Maryland
         Hartford Technology Service Company                                                               Connecticut
         Hartford Technology Services Company, L.L.C.                                                       Delaware
         Hartford Underwriters Insurance Company                                                           Connecticut
         Hart Life Insurance Company                                                                       Connecticut
         HartRe Company, L.L.C.                                                                            Connecticut
         Hart Re Group, L.L.C.                                                                             Connecticut
         Heritage Claim and Reinsurance Services, Ltd.                                                        U.K.
         Heritage (Bermuda), Ltd.                                                                            Bermuda
         Heritage Holdings, Inc.                                                                           Connecticut
         Heritage Reinsurance Company, Ltd.                                                                  Bermuda
         HL Investment Advisors, LLC                                                                       Connecticut
         Holland Beleggingsgroep B.V.                                                                      Netherlands
         Horizon Management Group, L.L.C.                                                                   Delaware
         HRA, Inc.                                                                                         Connecticut
         HRA Brokerage Services, Inc.                                                                      Connecticut
         HVA Money Market HLS Fund, Inc.                                                                    Maryland
         ICATU Hartford Administracao de Beneficios, Ltda.                                                   Brazil
         ICATU Hartford Capitalizacao, S.A.                                                                  Brazil
         ICATU Hartford Fundo de Pensao                                                                      Brazil
         ICATU Hartford Seguros, S.A. (45%)                                                                  Brazil
         Instituto de Salta Compania de Seguros de Vida S.A. (90%)                                          Argentina
         International Corporate Marketing Group, Inc.                                                     Connecticut
         ISOP Financing Company Limited Partnership                                                        Connecticut
         ITT Hartford Seguros de Vida, S.A. (16.67%)                                                         Uruguay
         ITT Hartford Sudamericana Holding S.A. (56.7%)                                                     Argentina
         ITT New England Management Company, Inc.                                                         Massachusetts
         New England Insurance Company                                                                     Connecticut
         New England Reinsurance Corporation                                                               Connecticut
         New Ocean Insurance Company, Ltd.                                                                   Bermuda
         Nutmeg Insurance Agency, Inc.                                                                     Connecticut
         Nutmeg Insurance Company                                                                          Connecticut
         Omni General Agency, Inc.                                                                            Texas
         Omni Indemnity Company                                                                             Illinois


                                                                                        EXHIBIT 21.01

         Omni Insurance Company                                                                             Illinois
         Omni Insurance Group, Inc.                                                                          Georgia
         Pacific Insurance Company, Limited                                                                Connecticut
         People's Insurance Company, Ltd. (49%)                                                             Singapore
         Personal Lines Insurance Center, Inc.                                                             Connecticut
         Planco Financial Services, Inc.                                                                  Pennsylvania
         Planco Incorporated                                                                              Pennsylvania
         Property and Casualty Insurance Company of Hartford                                                 Indiana
         Sentinel Insurance Company, Ltd.                                                                  Connecticut
         Servus Life Insurance Company                                                                     Connecticut
         Specialty Risk Services, Inc.                                                                      Delaware
         Terry Associates, Inc.                                                                            Connecticut
         The Confluence Group, Inc.                                                                        Connecticut
         The Evergreen Group, Inc.                                                                          New York
         The Hartford Club of Simsbury, Inc.                                                               Connecticut
         The Hartford Fidelity & Bonding Company                                                           Connecticut
         The Hartford Financial Services Group, Inc.                                                        Delaware
         The Hartford  International  Financial  Services Group Compania De Seguros Y Reaseguros  S.A.
           (99.75%)                                                                                           Spain
         The Hartford International Financial Services Group, Inc.                                          Delaware
         The Hartford Luxembourg, S.A.                                                                     Luxembourg
         The Hartford Mutual Funds, Inc.                                                                    Maryland
         Thesis S.A.                                                                                        Argentina
         Toyota Motor Life Insurance Company                                                                  Iowa
         Trumbull Finance, L.L.C.                                                                          Connecticut
         Trumbull Insurance Company                                                                        Connecticut
         Trumbull Recovery Services, Inc.                                                                    Florida
         Trumbull Services, L.L.C.                                                                         Connecticut
         Twin City Fire Insurance Company                                                                    Indiana
         U.O.R., S.A. (47.75%)                                                                              Argentina
         United Premium Capital, L.L.C. (50%)                                                              Connecticut
         Z.A. Verzekeringen N.V.                                                                             Belgium
         Zwolsche Algemeene Beleggingen III B.V.                                                           Netherlands
         Zwolsche Algemeene Europa B.V.                                                                    Netherlands
         Zwolsche Algemeene Herverzekering B.V.                                                            Netherlands
         Zwolsche Algemeene Hypotheken N.V.                                                                Netherlands
         Zwolsche Algemeene Levensverzekering N.V.                                                         Netherlands
         Zwolsche Algemeene N.V.                                                                           Netherlands
         Zwolsche Algemeene Schadeverzekering N.V.                                                         Netherlands

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



Hartford, Connecticut
March 24, 2000