Form 10-Q
period 2000-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2000-05-15
CIK 874766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of April 30, 2000, there were outstanding 214,899,119 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----

Consolidated  Statements of Income - First Quarter Ended March 31,
2000 and 1999                                                                 3

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999            4

Consolidated Statements of Changes in Stockholders' Equity - First Quarter
Ended March 31, 2000 and 1999                                                 5

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
2000 and 1999                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           19


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                    20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     20

Signature                                                                    21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                                      First Quarter Ended
                                                                                                           March 31,
                                                                                                   --------------------------
   (In millions, except for per share data)                                                           2000          1999
   ==========================================================================================================================
                                                                                                          (Unaudited)
   REVENUES
     Earned premiums, fee income and other                                                         $   2,828    $   2,605
     Net investment income                                                                               654          665
     Net realized capital gains                                                                           17           29
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                               3,499        3,299
          ===================================================================================================================

   BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                                                    1,990        1,909
     Amortization of deferred policy acquisition costs                                                   544          458
     Other expenses                                                                                      621          588
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                                          3,155        2,955
          ===================================================================================================================

          OPERATING INCOME                                                                               344          344
   Income tax expense                                                                                     78           86
   --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE MINORITY INTEREST                                                                266          258
   Minority interest in consolidated subsidiary                                                          (28)         (20)
   --------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                                               $     238    $     238
          ===================================================================================================================

   Basic earnings per share                                                                        $    1.10    $    1.05
   Diluted earnings per share                                                                      $    1.10    $    1.04
   --------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                                                          215.8        227.0
   Weighted average common shares outstanding and dilutive potential
     common shares                                                                                     217.3        229.9
   --------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                                               $    0.24    $    0.22
   ==========================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           Consolidated Balance Sheets


                                                                                               March 31,        December 31,
(In millions, except for share data)                                                              2000              1999
===============================================================================================================================
ASSETS                                                                                        (UNAUDITED)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,596 and
    $33,653)                                                                                $      32,983     $      32,875
   Equity securities, available for sale, at fair value (cost of $925 and $937)                     1,257             1,286
   Policy loans, at outstanding balance                                                             3,549             4,222
   Other investments                                                                                  952               758
-------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            38,741            39,141
   Cash                                                                                               216               182
   Premiums receivable and agents' balances                                                         2,119             2,071
   Reinsurance recoverables                                                                         4,537             4,473
   Deferred policy acquisition costs                                                                5,140             5,038
   Deferred income tax                                                                              1,257             1,404
   Other assets                                                                                     2,771             3,075
   Separate account assets                                                                        117,620           111,667
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     172,401     $     167,051
        =======================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,933     $      16,014
      Life                                                                                          6,699             6,564
   Other policy claims and benefits payable                                                        15,678            16,884
   Unearned premiums                                                                                2,915             2,777
   Short-term debt                                                                                     31                31
   Long-term debt                                                                                   1,548             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,250             1,250
   Other liabilities                                                                                4,595             4,421
   Separate account liabilities                                                                   117,620           111,667
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  166,269           161,156

COMMITMENTS AND CONTINGENCIES, NOTE 4

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                          457               429

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,645,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,556             1,551
   Retained earnings                                                                                5,313             5,127
   Treasury stock, at cost - 23,890,286 and 21,419,460 shares                                      (1,024)             (942)
   Accumulated other comprehensive income (loss)                                                     (172)             (272)
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  5,675             5,466
        =======================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     172,401     $     167,051
        =======================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      Consolidated Statements of Changes in Stockholders' Equity

FIRST QUARTER ENDED MARCH 31, 2000
                                                                         Accumulated Other Comprehensive
                                                                                  Income (Loss)
                                                                      ---------------------------------------
                                        Common                         Unrealized                 Minimum
                                        Stock/                         Gain (Loss)                Pension
                                      Additional             Treasury      on       Cumulative   Liability              Outstanding
                                       Paid-in      Retained  Stock,   Securities,  Translation Adjustment,               Shares
(Dollars in millions) (Unaudited)      Capital      Earnings at Cost   net of tax   Adjustments  net of tax    Total  (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD            $1,553       $5,127   $(942)        $(198)       $(63)        $(11)     $5,466      217,226
Comprehensive income
   Net income                                           238                                                        238
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [2]                                         93                                   93
     Cumulative translation
      adjustments                                                                           7                        7
                                                                                                              -----------
   Total other comprehensive income                                                                                100
                                                                                                              -----------
     Total comprehensive income                                                                                    338
                                                                                                              ===========
Issuance of shares under incentive
   and stock purchase plans                  4                   18                                                 22          362
Tax benefit on employee stock options
   and awards                                1                                                                       1
Treasury stock acquired                                        (100)                                              (100)      (2,833)
Dividends declared on common stock                      (52)                                                       (52)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                  $1,558       $5,313 $(1,024)        $(105)       $(56)        $(11)     $5,675      214,755
====================================================================================================================================

FIRST QUARTER ENDED MARCH 31, 1999
                                                                                       Accumulated Other
                                                                                     Comprehensive Income
                                                                                ------------------------------
                                                                                  Unrealized
                                            Common Stock/             Treasury  Gain (Loss) on   Cumulative             Outstanding
                                             Additional    Retained    Stock,     Securities,    Translation              Shares
(Dollars in millions) (Unaudited)          Paid-in Capital  Earnings   at Cost     net of tax    Adjustments    Total (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                     $1,593       $4,474    $(455)         $811            $--      $6,423      227,395
Comprehensive income
   Net income                                                    238                                               238
   Other comprehensive income, net of tax
    [1]
      Unrealized gain (loss) on securities                                             (187)                      (187)
       [2]
      Cumulative translation adjustments                                                              (41)         (41)
                                                                                                              -----------
   Total other comprehensive income (loss)                                                                        (228)
                                                                                                              -----------
     Total comprehensive income                                                                                     10
                                                                                                              ===========
Issuance of shares under incentive and
   stock purchase plans                             (27)                   45                                       18          899
Tax benefit on employee stock options and
   awards                                             6                                                              6
Treasury stock acquired                              (3)                  (73)                                     (76)      (1,448)
Dividends declared on common stock                               (51)                                              (51)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                           $1,569       $4,661    $(483)         $624          $(41)      $6,330      226,846
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax of $50 and $(101) for the first quarter ended March 31, 2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.
[2] Net of reclassification adjustment for gains realized in net income of $12 and $20 for the first quarter ended March 31, 2000 and 1999, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           Consolidated Statements of Cash Flows



                                                                                                   First Quarter Ended
                                                                                                        March 31,
                                                                                            ----------------------------------
(In millions)                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $         238     $         238
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES
   Change in receivables, payables and accruals                                                       (92)             (151)
   (Increase) decrease in reinsurance recoverables                                                    (35)               77
   Increase in deferred policy acquisition costs                                                     (108)             (146)
   Change in accrued and deferred income taxes                                                        135                 5
   Increase (decrease) in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                        116                (3)
   Minority interest in consolidated subsidiary                                                        28                20
   Net realized capital gains                                                                         (17)              (29)
   Depreciation and amortization                                                                       20                15
   Other, net                                                                                          34              (144)
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                            319              (118)
==============================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                         (3,643)           (3,283)
   Sale of investments                                                                              4,232             5,170
   Maturity of investments                                                                            408               597
   Additions to plant, property and equipment                                                         (35)              (14)
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       962             2,470
==============================================================================================================================
FINANCING ACTIVITIES
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                         (1,107)           (2,250)
   Dividends paid                                                                                     (53)              (53)
   Acquisition of treasury stock                                                                     (100)              (76)
   Proceeds from issuances under incentive and stock purchase plans                                    16                15
------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                                       (1,244)           (2,364)
==============================================================================================================================
   Foreign exchange rate effect on cash                                                                (3)               (3)
------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                                     34               (15)
   Cash - beginning of period                                                                         182               123
------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                  $         216     $         108
==============================================================================================================================

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      -------------------------------------------------
      NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
      Income taxes                                                                          $         (79)    $          88
      Interest                                                                              $          38     $          38


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in millions except share data unless otherwise stated)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. (The Hartford or the Company) have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)      ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2000, The Hartford adopted Statement of Position (SOP) No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

In November 1998, the Emerging Issues Task Force (EITF) reached consensus on issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for the quarter ended March 31, 2000 would have been approximately $1 lower and cumulatively over the life of the instrument would have been $22 higher had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

NOTE 2.  PROPOSED ACQUISITION OF MINORITY INTEREST OF HARTFORD LIFE, INC.

On March 27, 2000, The Hartford offered to acquire all of the approximately 26 million outstanding common shares of Hartford Life, Inc. (HLI) not already owned by The Hartford at a price of $44 per share in cash. As of March 31, 2000, The Hartford owned approximately 81.5 percent of the outstanding shares of HLI common stock.

A special committee consisting of HLI directors not affiliated with The Hartford has been appointed by the HLI board of directors to consider the offer. As of May 12, 2000, the committee was considering the offer.

NOTE 3.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


MARCH 31, 2000                                                                       Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                     $         238          215.8     $        1.10
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                               --            1.5
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         238          217.3     $        1.10
------------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 1999                                                                       Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                     $         238          227.0     $        1.05
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                               --            2.9
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         238          229.9     $        1.04
====================================================================================================================================

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, final outcome of these matters, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

Subsequent to the announcement of the Company's proposal to acquire all of the outstanding common shares of HLI which the Company does not already own, the Company and certain members of its Board of Directors, and HLI and the members of its board of directors were named as defendants in six similar actions filed in the Chancery Court of Delaware. The plaintiffs in these actions assert, on behalf of themselves and a purported class of other public shareholders of HLI, that the Company and the individual director defendants are breaching fiduciary obligations to the public shareholders of HLI, and that the Company is engaging in unfair dealing by seeking to acquire the publicly held shares of HLI at an inadequate price. The plaintiffs seek to enjoin the defendants from proceeding with or implementing the proposed transaction or, if it is consummated, to rescind it, as well as compensatory damages and other relief. No motion for preliminary relief has been made by the plaintiffs and the cases are still in a preliminary stage.

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(C)      TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

NOTE 5.  SEGMENT INFORMATION

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which include the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Other Operations include operations which have ceased writing new business. Also included in Other Operations is the effect of an approximate 19% minority interest in HLI's operating results.

The following tables present revenues and core earnings. Revenues are presented by segment and for total North American Property & Casualty. Underwriting results are presented for Commercial, Personal and Reinsurance segments while core earnings is presented for North American Property & Casualty and the segments of Life, International and Other Operations.

REVENUES
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                             2000           1999
                                                                                                       -----------------------------
Earned premiums, service fees and other
  Commercial                                                                                           $      829     $      795
  Personal                                                                                                    651            609
  Reinsurance                                                                                                 183            151
------------------------------------------------------------------------------------------------------------------------------------
   North American Property & Casualty earned premiums, service fees and
     other                                                                                                  1,663          1,555
   Net investment income                                                                                      221            211
   Net realized capital gains                                                                                   7             16
------------------------------------------------------------------------------------------------------------------------------------
North American Property & Casualty                                                                          1,891          1,782
Life                                                                                                        1,446          1,335
International                                                                                                 127            145
Other Operations                                                                                               35             37
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                      $    3,499     $    3,299
====================================================================================================================================


CORE EARNINGS AND NET INCOME
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                             2000           1999
                                                                                                       -----------------------------
Underwriting results
  Commercial                                                                                           $      (61)    $      (52)
  Personal                                                                                                      4             43
  Reinsurance                                                                                                 (13)            (3)
------------------------------------------------------------------------------------------------------------------------------------
     North American Property & Casualty underwriting results                                                  (70)           (12)
     Net service fee and other income [1]                                                                       2              2
     Net investment income                                                                                    221            211
     Other non-underwriting expenses                                                                          (49)           (56)
     Income taxes                                                                                              (4)           (20)
------------------------------------------------------------------------------------------------------------------------------------
  North American Property & Casualty                                                                          100            125
  Life                                                                                                        150            106
  International                                                                                                 3              6
  Other Operations                                                                                            (27)           (19)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CORE EARNINGS                                                                                     226            218
     Net realized capital gains, after-tax                                                                     12             20
------------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                                       $      238     $      238
====================================================================================================================================

[1]  Net of expenses related to service business.

Item 2.     . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   (Dollar amounts in millions except per share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of The Hartford Financial Services Group, Inc. (The Hartford or the Company) as of March 31, 2000, compared with December 31, 1999, and its results of operations for the first quarter ended March 31, 2000 compared with the equivalent 1999 period. This discussion should be read in conjunction with the MD&A included in The Hartford's 1999 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations: Operating Summary          10
North American Property & Casualty                             11
Commercial                                                     12
Personal                                                       12
Reinsurance                                                    12
Life                                                           13
International                                                  13
Other Operations                                               13
Environmental and Asbestos Claims                              14
Investments                                                    15
Capital Markets Risk Management                                17
Capital Resources and Liquidity                                18
Regulatory Matters and Contingencies                           19
Accounting Standards                                           19

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                                                                           FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                        ----------------------------
                                                                                                             2000           1999
                                                                                                        -------------- -------------
TOTAL REVENUES                                                                                         $    3,499     $    3,299
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      238     $      238
Less:  Net realized capital gains, after-tax                                                                   12             20
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      226     $      218
====================================================================================================================================

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for the first quarter ended March 31, 2000 increased $200, or 6% from the first quarter of 1999, primarily as a result of growth in all North American property and casualty segments and continued growth in Life.

Core earnings increased $8, or 4%, for the first quarter ended March 31, 2000 from the comparable prior year period, as strong performance in Life Operations was partially offset by a decline in North American Property & Casualty results.

The effective tax rate for the first quarter ended March 31, 2000 was 23% compared to 25% for the comparable period in 1999. Tax-exempt interest earned on invested assets was the principal cause of effective tax rates lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford's reporting segments consist of Commercial, Personal, Reinsurance, Life, International and Other Operations. While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for the Life, International and Other Operations segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. While not considered a segment, the Company also reports and evaluates core earnings results for North American Property & Casualty, which include the combined underwriting results of the Commercial, Personal and Reinsurance segments, along with income and expense items not directly allocable to these segments such as net investment income. Other
Operations include operations which have ceased writing new business. Also, included in Other Operations is the effect of an approximate 19% minority interest in Hartford Life Inc.'s (HLI) operating results.

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



UNDERWRITING RESULTS
                                              FIRST QUARTER ENDED
                                                   MARCH 31,
                                           ------------------------
                                              2000         1999
                                           ------------------------
Commercial                                 $   (61)    $    (52)
Personal                                         4           43
Reinsurance                                    (13)          (3)
-------------------------------------------------------------------
   TOTAL                                   $   (70)    $    (12)
===================================================================

The following is a summary of core earnings and net income.

CORE EARNINGS
                                              FIRST QUARTER ENDED
                                                   MARCH 31,
                                           ------------------------
                                              2000         1999
                                           ------------------------
N. A. Property & Casualty                  $   100     $    125
Life                                           150          106
International                                    3            6
Other Operations                               (27)         (19)
-------------------------------------------------------------------
   CORE EARNINGS                           $   226     $    218
===================================================================

NET INCOME
                                              FIRST QUARTER ENDED
                                                   MARCH 31,
                                           ------------------------
                                              2000         1999
                                           ------------------------
N. A. Property & Casualty                  $   105     $    136
Life                                           150          106
International                                   10           15
Other Operations                               (27)         (19)
-------------------------------------------------------------------
   NET INCOME                              $   238     $    238
===================================================================

An analysis of the operating results summarized above, is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

NORTH AMERICAN PROPERTY & CASUALTY

OPERATING SUMMARY
                                                                                                           FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       ----------------------------
                                                                                                             2000          1999
                                                                                                       ----------------------------
TOTAL REVENUES                                                                                         $    1,891    $    1,782
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      105    $      136
Less:  Net realized capital gains, after-tax                                                                    5            11
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      100    $      125
===================================================================================================================================

Revenues for North American Property & Casualty increased $109, or 6%, for the first quarter ended March 31, 2000 compared with the first quarter of 1999. This increase was primarily due to increases in earned premiums in small commercial businesses, Personal and Reinsurance.

Core earnings decreased $25, or 20%, for the first quarter of 2000 compared to the same period in 1999. This decrease was primarily due to an increase in Personal automobile loss costs, higher catastrophe losses and expenses related to the Commercial field office reorganization.

COMMERCIAL

OPERATING SUMMARY
                                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                         --------------------------
                                                                                                             2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                       $      830    $      767
Underwriting results                                                                                   $      (61)   $      (52)
Combined ratio                                                                                              106.0         106.9
===================================================================================================================================

Commercial written premiums increased $63, or 8%, from the comparable prior year period. The increase for the first quarter was primarily due to continued solid growth in Select Customer of 21% and Commercial Affinity of 17%, partially offset by a decrease in Key Accounts of 13%. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of the growth businesses. The further decline in Key Accounts was a result of continued disciplined underwriting and pricing strategies.

Underwriting  results decreased $9, or 17%, while the combined ratio improved by
0.9 points, for the first quarter as compared with the same prior year period. The decrease in underwriting results was primarily due to increased catastrophes of $12, before-tax, and costs related to the field office reorganization, partially offset by increases in earned premiums and improvements in mid-market loss costs. The improvement in the combined ratio was primarily due to benefits of continued disciplined underwriting in middle market commercial.

PERSONAL

OPERATING SUMMARY
                                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                         --------------------------
                                                                                                             2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                       $      613    $      560
Underwriting results                                                                                   $        4    $       43
Combined ratio                                                                                               99.6          95.3
===================================================================================================================================

Personal written premiums increased $53, or 9%, in the first quarter ended March 31, 2000 over the comparable prior year period. Written premiums increased $19 in the AARP program, $21 in affinity programs and financial institutions and $23 in standard personal lines from independent agents. Non-standard automobile premiums written by Omni Insurance Group, Inc. declined $10 as a result of rate increases, taken to offset loss cost increases, not matched by competitors.

Underwriting results decreased by $39, or 91%, with a corresponding 4.3 point increase in the combined ratio, for the first quarter compared with first quarter 1999. The decrease in underwriting results and increase in combined ratio resulted primarily from increased loss and loss adjustment expenses. Loss experience in the automobile line was higher due to increased catastrophes of $5, before-tax, and increased collision frequency. Loss adjustment expenses increased due to investments in claim initiatives for automobile bodily injury, physical damage and property to reduce loss costs in future periods. Underwriting expenses improved in the period, partially offsetting loss and loss adjustment expenses, as prior investments began to yield productivity gains and a reduction in fixed costs.


REINSURANCE

OPERATING SUMMARY
                                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                         --------------------------
                                                                                                             2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                       $      267    $      218
Underwriting results                                                                                   $      (13)   $       (3)
Combined ratio                                                                                              103.1         102.2
===================================================================================================================================

Reinsurance written premiums increased $49, or 22%, in the first quarter over the comparable prior year period. This increase was primarily due to successful pricing increases and new business from the Alternative Risk Transfer line.

Underwriting results decreased $10 for the quarter compared to 1999 with a corresponding 0.9 point increase in the combined ratio. The decrease in underwriting results and increase in combined ratio were primarily due to an increase in catastrophes and underwriting losses concentrated in a few classes of businesses.

LIFE

OPERATING SUMMARY [1]                                                                                       FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                         --------------------------
                                                                                                             2000          1999
                                                                                                         --------------------------
TOTAL REVENUES                                                                                         $    1,446    $    1,335
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $      150    $      106
Less:  Net realized capital gains, after-tax                                                                   --            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $      150    $      106
===================================================================================================================================

[1] Life results are presented before the effect of an approximate 19% minority interest in HLI, which is reflected in Other Operations.

Revenues in the Life segment increased $111, or 8%, for the first quarter ended March 31, 2000, as compared to the first quarter of 1999, and $170, or 15%, when excluding the Corporate Owned Life Insurance (COLI) business, where revenues decreased primarily due to the declining block of leveraged COLI business. The revenue increase was attributable to growth across each of the Life segment's other lines of business, particularly the Investment Products operation, where revenues increased $102, or 21%, over the first quarter of 1999. The strong growth in Investment Products' revenues was, for the most part, due to a substantial increase in aggregate fees earned as a result of increased assets under management. Investment Products' assets under management, including mutual fund assets, increased $26.1 billion, or 28%, to $118.3 billion as of March 31, 2000 from $92.2 billion as of March 31, 1999 due to strong sales of individual annuities and mutual funds, and equity market appreciation. Revenues in the Employee Benefits operation, excluding buyouts, increased $59, or 13%, over the first quarter of 1999, due to higher premium revenue generated by favorable persistency of the in force block of business and increased sales to new customers. Revenues for the Individual Life operation increased $24, or 18%, primarily due to higher fee income associated with the growing block of variable life insurance.

Core earnings increased $44, or 42%, for the first quarter ended March 31, 2000 compared to the equivalent prior year period, primarily due to growth in Investment Products. Investment Products' core earnings increased $24, or 31%, compared to the prior year, as a result of higher fee income as described above. The Life segment also experienced continued earnings growth across its other lines of business and recorded a one-time benefit of $8, after-tax, relating to state income taxes.

INTERNATIONAL

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                             2000          1999
                                                                                                        ---------------------------
TOTAL REVENUES                                                                                         $      127    $      145
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                             $       10    $       15
Less:  Net realized capital gains, after-tax                                                                    7             9
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $        3    $        6
===================================================================================================================================

International revenues for the first quarter ended March 31, 2000 decreased $18, or 12%, over the comparable period in 1999. The decrease was principally due to a negative foreign exchange impact as the Euro currency depreciated significantly relative to the U.S. dollar. Excluding the effect of foreign exchange, total revenues were comparable to the quarter ended March 1999. (For an analysis of net realized capital gains, see the Investments section.)

Core earnings in the International segment for the first quarter ended March 31, 2000 decreased $3, or 50%, compared to the same period in 1999. This decrease was due primarily to a negative foreign exchange impact of $1 and a higher calendar year loss ratio in automobile business.


OTHER OPERATIONS

OPERATING SUMMARY                                                                                          FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                        ---------------------------
                                                                                                            2000          1999
                                                                                                        ---------------------------
TOTAL REVENUES                                                                                         $      35     $      37
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                                      $     (27)    $     (19)
Less:  Net realized capital gains, after-tax                                                                  --            --
-----------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                                                          $     (27)    $     (19)
===================================================================================================================================

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business as well as the effect of an approximate 19% minority interest in HLI's operating results. For the first quarter of 2000 and 1999, core earnings included minority interest in HLI's operating results of $(28) and $(20), respectively.

ENVIRONMENTAL AND ASBESTOS CLAIMS


The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect North American Property & Casualty and the Other Operations segment. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry in the mid-1990's, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford's adjusting its environmental and asbestos liabilities in the third quarter of 1996. (For additional information, see The Hartford's 1999 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 2000 and the year ended December 31, 1999, was as follows (net of reinsurance):


                                                      ENVIRONMENTAL AND ASBESTOS
                                                 CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                             FIRST QUARTER ENDED                            YEAR ENDED
                                                               MARCH 31, 2000                            DECEMBER 31, 1999
                                                   ----------------------------------------   --------------------------------------
                                                    Environmental    Asbestos     Total        Environmental    Asbestos     Total
                                                   ---------------------------------------------------------------------------------
 Beginning liability                                $       995      $   607    $   1,602      $     1,144      $    648   $  1,792
 Claims and claim adjustment expenses incurred               --            1            1                7             4         11
 Claims and claim adjustment expenses paid                  (21)         (10)         (31)            (156)          (45)      (201)
 -----------------------------------------------------------------------------------------------------------------------------------
 ENDING LIABILITY [1]                               $       974      $   598    $   1,572      $       995      $    607   $  1,602
 ===================================================================================================================================

[1] The ending liabilities are net of reinsurance on reported and unreported claims of $1,448 and $1,506 for March 31, 2000 and December 31, 1999, respectively. Gross of reinsurance, as of March 31, 2000 and December 31, 1999, reserves for environmental and asbestos were $1,581 and $1,439 and $1,609 and $1,499, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at March 31, 2000 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect that such changes would have a material effect on its liquidity or financial condition.

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

Please refer to The Hartford's 1999 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

NORTH AMERICAN PROPERTY & CASUALTY

Total invested assets were $14.4 billion at March 31, 2000 and were comprised of fixed maturities of $13.1 billion and other investments of $1.3 billion, primarily equity securities and limited partnerships. At December 31, 1999, total invested assets were $14.2 billion and were comprised of fixed maturities of $13.0 billion and other investments of $1.2 billion, primarily equity securities and limited partnerships.

                    FIXED MATURITIES BY TYPE
------------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------
Municipal - tax-exempt     $  8,402    64.2%    $  8,160    62.5%
Corporate                     1,640    12.5%       1,668    12.8%
Commercial MBS                  684     5.2%         696     5.3%
Gov't/Gov't agencies - For.     575     4.4%         606     4.7%
ABS                             417     3.2%         419     3.2%
MBS - agency                    382     2.9%         413     3.2%
CMO                             200     1.5%         228     1.8%
Gov't/Gov't agencies - U.S.      26     0.2%          34     0.3%
Municipal - taxable              11     0.1%          17     0.1%
Short-term                      630     4.8%         697     5.3%
Redeemable preferred stock      122     1.0%         109     0.8%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 13,089   100.0%    $ 13,047   100.0%
-----------------------------------------------------------------

During the first quarter of 2000, North American Property & Casualty continued its strategy of increasing its ownership of municipal bonds and limited partnership investments by reducing holdings in short-term, corporate and MBS - agency securities.

INVESTMENT RESULTS

The table below summarizes North American Property & Casualty's results.


                                                  FIRST QUARTER
                                                 ENDED MARCH 31,
                                                -------------------
                                                  2000      1999
===================================================================
 Net investment income,
  before-tax                                      $221      $211
 Net investment income,
  after-tax [1]                                   $177      $170
 Yield on average invested
  assets, before-tax [2]                           6.3%      5.9%
 Yield on average
  invested assets,
  after-tax [1] [2]                                5.0%      4.7%
 Net realized capital
  gains, before-tax                                 $7       $16
==================================================================
[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and after-tax yield are included.
[2] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2000, before- and after-tax net investment income increased 5% and 4%, respectively, compared to the same period in 1999. These increases were primarily due to an increase in income from limited partnership investments, which positively impacted both before- and after-tax yields. An increase in tax-exempt securities also positively impacted after-tax yields.

Net realized capital gains for the quarter ended March 31, 2000 were down $9 compared to the same period in 1999. Realized capital gains for both years primarily relate to equity securities.

LIFE

Invested assets, excluding separate accounts, totaled $21.2 billion at March 31, 2000 and were comprised of $17.1 billion of fixed maturities, $3.5 billion of policy loans, and other investments of $558. At December 31, 1999, invested assets totaled $21.8 billion and were comprised of $17.0 billion in fixed maturities, $4.2 billion of policy loans, and other investments of $529. The decrease in invested assets was primarily due to the decline in leveraged COLI business (as discussed in the Life section). Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $673 from December 31, 1999, as a result of the declining block of leveraged COLI business.

                    FIXED MATURITIES BY TYPE
------------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------
Corporate                  $  7,808    45.6%    $  7,737    45.4%
ABS                           2,772    16.2%       2,508    14.7%
Commercial MBS                2,307    13.5%       2,112    12.4%
Municipal - tax-exempt        1,264     7.4%       1,108     6.5%
MBS - agency                    919     5.4%         853     5.0%
CMO                             619     3.6%         592     3.5%
Gov't/Gov't agencies - For.     322     1.9%         339     2.0%
Gov't/Gov't agencies - U.S.     126     0.7%         229     1.3%
Municipal - taxable             112     0.6%         165     1.0%
Short-term                      819     4.8%       1,346     7.9%
Redeemable preferred stock       61     0.3%          46     0.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES  $ 17,129   100.0%    $ 17,035   100.0%
=================================================================

During the first quarter of 2000, the Life segment continued its investment strategies of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields and increasing its allocation to ABS and Commercial MBS while reducing its position in short-term investments.

INVESTMENT RESULTS

The table below summarizes the Life segment's results.

                                                 FIRST QUARTER
                                                ENDED MARCH 31,
                                               -------------------
(before-tax)                                     2000      1999
==================================================================
Net investment income - ex. policy loans         $308      $290
Policy loan income                                 74       111
                                               --------- ---------
Net investment income - total                    $382      $401
Yield on average invested assets [1]              6.9%      6.9%
Net realized capital gains                         --        --
------------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2000, total before-tax net investment income decreased 5% compared to the same period in 1999. The decrease was primarily due to a 33% decline in policy loan income resulting from the decrease in the leveraged COLI business and a decline in policy loan weighted-average interest rates. Yield on average invested assets remained constant.

There were no net realized capital gains for the quarters ended March 31, 2000 and 1999.

INTERNATIONAL

Invested assets, excluding separate accounts, were $1.1 billion at March 31, 2000 and were comprised of fixed maturities of $727 and other investments of $338, primarily equity securities. At December 31, 1999, invested assets were $1.1 billion and were comprised of fixed maturities of $734 and other investments of $361, primarily equity securities.

                    FIXED MATURITIES BY TYPE
------------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------
Gov't/Gov't agencies - For. $   519    71.4%     $   475    64.7%
Corporate                       106    14.6%         130    17.7%
ABS                              10     1.3%          16     2.2%
Short-term                       92    12.7%         113    15.4%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $   727   100.0%     $   734   100.0%
=================================================================

INVESTMENT RESULTS

The table below summarizes the International segment's results.


                                                  FIRST QUARTER
                                                 ENDED MARCH 31,
                                                -------------------
(before-tax)                                      2000      1999
-------------------------------------------------------------------
Net investment income                              $16       $16
Yield on average invested
  assets [1]                                       6.1%      5.9%
Net realized capital gains                         $10       $13
==================================================================
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2000, before-tax net investment income was comparable to the same period in 1999. Yields on average invested assets increased slightly to 6.1% as of March 31, 2000 from 5.9% in 1999.

Net realized capital gains decreased slightly compared to 1999 primarily due to the negative impact of foreign exchange rates.

OTHER OPERATIONS

Invested assets were $2.0 billion and $2.1 billion at March 31, 2000 and December 31, 1999, respectively, and were substantially comprised of fixed maturities.

                    FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------
Corporate                  $  1,286    63.1%    $  1,306    63.4%
Commercial MBS                  182     8.9%         185     9.0%
ABS                             157     7.7%         161     7.8%
Gov't/Gov't agencies - U.S.      68     3.3%          67     3.2%
Gov't/Gov't agencies - For.      56     2.8%          59     2.9%
Municipal - taxable              33     1.6%          37     1.8%
MBS - agency                     31     1.5%          32     1.6%
CMO                              12     0.6%          12     0.6%
Short-term                      206    10.1%         193     9.4%
Redeemable preferred stock        7     0.4%           7     0.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 2,038   100.0%    $  2,059   100.0%
=================================================================

INVESTMENT RESULTS

The table below summarizes the Other Operations segment's results.

                                                  FIRST QUARTER
                                                 ENDED MARCH 31,
                                                -------------------
(before-tax)                                      2000      1999
-------------------------------------------------------------------
Net investment income                              $35       $37
Yield on average invested
  assets [1]                                       6.5%      6.4%
Net realized capital gains                          --        --
------------------------------------------------------------------
[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2000, before-tax net investment income decreased 5% primarily due to the reduction in invested assets as a result of the funding of runoff liabilities.

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting the property and casualty operations and life operations. Derivative instruments are utilized in accordance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

Please refer to The Hartford's 1999 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular interval. The Hartford is not exposed to any significant credit concentration risk of a single issuer.

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

PROPERTY AND CASUALTY OPERATIONS

As of March 31, 2000 and December 31, 1999, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
-----------------------------------------------------------------
 CREDIT QUALITY            FAIR VALUE PERCENT FAIR VALUE  PERCENT
-----------------------------------------------------------------
 U.S. Gov't/Gov't agencies  $    568     3.7% $    650       4.2%
 AAA                           6,245    40.4%    6,045      39.2%
 AA                            3,283    21.2%    3,278      21.2%
 A                             2,552    16.5%    2,613      16.9%
 BBB                           1,284     8.3%    1,240       8.0%
 BB & below                      646     4.2%      658       4.3%
 Short-term                      884     5.7%      958       6.2%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 15,462   100.0% $ 15,442     100.0%
=================================================================

LIFE OPERATIONS

As of March 31, 2000 and December 31, 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.

               FIXED MATURITIES BY CREDIT QUALITY
----------------------------------------------------------------
                             MARCH 31, 2000    DECEMBER 31, 1999
----------------------------------------------------------------
 CREDIT QUALITY            FAIR VALUE PERCENT FAIR VALUE PERCENT
----------------------------------------------------------------
 U.S. Gov't/Gov't agencies  $  2,201     8.4% $  2,404      9.1%
 AAA                           4,225    16.1%    3,868     14.7%
 AA                            3,371    12.8%    3,219     12.2%
 A                             8,912    33.9%    8,731     33.1%
 BBB                           6,004    22.8%    5,816     22.1%
 BB & below                      664     2.5%      559      2.1%
 Short-term                      928     3.5%    1,772      6.7%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 26,305   100.0% $ 26,369    100.0%
=================================================================

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1999.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.6 billion and $9.8 billion at March 31, 2000 and December 31, 1999, respectively.

For  a  further  discussion  of  market  risk  exposure,   including  derivative
instruments, please refer to The Hartford's 1999 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt, minority interest and equity, summarized as follows:



                                                                                             MARCH 31, 2000       DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            31       $           31
Long-term debt                                                                                     1,548                1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                  1,250                1,250
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $         2,829       $        2,829
       -----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $           516       $          491
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized loss on securities, net of tax                               $         5,780       $        5,664
Unrealized loss on securities, net of tax                                                           (105)                (198)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $         5,675       $        5,466
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         9,125       $        8,984
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               49%                  50%
Debt to capitalization  [2] [3]                                                                       31%                  31%
====================================================================================================================================

[1] Excludes unrealized loss on securities, net of tax, of $(59) and $(62) as of March 31, 2000 and December 31, 1999, respectively.
[2]     Excludes unrealized loss on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratio was 27% and 28% and the debt to capitalization ratio was 17% and 18% as of March 31, 2000 and December 31, 1999, respectively.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized loss on securities, net of tax, increased by $141 as of March 31, 2000 compared to December 31, 1999. This change was primarily the result of earnings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired net of reissuances for incentive and stock purchase plans.

STOCKHOLDERS' EQUITY

Dividends - On February 16, 2000, The Hartford declared a dividend on its common stock of $0.24 per share payable on April 3, 2000 to shareholders of record as of March 1, 2000.

Treasury Stock - During the first quarter of 2000, The Hartford repurchased 2,832,525 shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. Since the inception of this repurchase program, The Hartford has repurchased 5.9 million shares at a total cost of $243. Some of the repurchased shares were reissued pursuant to certain stock-based benefit plans.


CASH FLOWS
                                            FIRST QUARTER ENDED
                                                 MARCH 31,
                                        --------------------------
                                              2000         1999
------------------------------------------------------------------
Cash provided by (used for) operating
   activities                           $       319  $      (118)
Cash provided by investing activities   $       962  $     2,470
Cash used for financing activities      $    (1,244) $    (2,364)
Cash - end of period                    $       216  $       108
==================================================================

The increase in operating cash flow was primarily the result of a decrease in income taxes paid and the timing in the settlement of other receivables and payables in the Life segment. The decrease in cash used for financing activities was the result of a lower level of disbursements for investment type contracts related to the leveraged block of COLI business. This also accounted for the decrease in cash provided by investing activities, partially offset by the investment of cash provided from operations.

PROPOSED ACQUISITION OF MINORITY INTEREST OF HLI

On March 27, 2000, The Hartford offered to acquire all of the approximately 26 million outstanding common shares of HLI not already owned by The Hartford at a price of $44 per share in cash. As of March 31, 2000, The Hartford owned approximately 81.5 percent of the outstanding shares of HLI common stock.

A special committee consisting of HLI directors not affiliated with The Hartford has been appointed by the HLI board of directors to consider the offer. As of May 12, 2000, the committee was considering the offer.

REGULATORY MATTERS AND CONTINGENCIES

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt Codification and the Company will make the necessary changes required for implementation. The Company is in the process of determining the impact, if any, that Codification will have on the statutory financial statements of The Hartford's insurance subsidiaries.

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

YEAR 2000

Status and Contingency Plans

As of March 31, 2000, The Hartford had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. Nonetheless, The Hartford has developed certain contingency plans in order to avoid or minimize any Year 2000-related problems should they occur in the future. Each business segment has identified certain business disruption scenarios that, if they were to occur, could create significant problems in its respective critical functions. Each segment has developed a corresponding contingency plan to respond to such problems. The Hartford will continue to assess Year 2000 issues, if any, on its business functions and will review and revise its contingency plans related thereto as circumstances warrant.

Year 2000 Costs

The Hartford did not incur any significant costs related to its Year 2000 efforts during the quarter ended March 31, 2000.

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

For further information on Year 2000, please refer to The Hartford's 1999 Form 10-K Annual Report.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Hartford is involved in various legal  actions  arising out of its business.
In the opinion of management, final outcome of these matters, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

Subsequent to the announcement of the Company's proposal to acquire all of the outstanding common shares of HLI which the Company does not already own, the Company and certain members of its Board of Directors, and HLI and the members of its board of directors were named as defendants in six similar actions filed in the Chancery Court of Delaware. The plaintiffs in these actions assert, on behalf of themselves and a purported class of other public shareholders of HLI, that the Company and the individual director defendants are breaching fiduciary obligations to the public shareholders of HLI, and that the Company is engaging in unfair dealing by seeking to acquire the publicly held shares of HLI at an inadequate price. The plaintiffs seek to enjoin the defendants from proceeding with or implementing the proposed transaction or, if it is consummated, to rescind it, as well as compensatory damages and other relief. No motion for preliminary relief has been made by the plaintiffs and the cases are still in a preliminary stage.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - A Form 8-K Current Report dated March 31, 2000 was filed to report that the Board of Directors of the Company had presented an offer to the board of directors of HLI to acquire all of the common shares of HLI not already owned by the Company. No financial statements were required to be or were filed with this Form 8-K.

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



                                        The Hartford Financial
                                        Services Group, Inc.
                                        (Registrant)



                                        /s/ John N. Giamalis
                                        ----------------------------------------
                                        John N. Giamalis
                                        Senior Vice President and Controller





May 15, 2000

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





         EXHIBIT #
         ---------


          27            Financial Data Schedule is filed herewith.