Form 10-Q
period 2000-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2000-08-11
CIK 874766

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

For The Quarterly Period Ended June 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of July 31, 2000, there were outstanding 224,306,990 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 2000 and 1999                                                 3

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999            4

Consolidated Statements of Changes in Stockholders' Equity - Six Months
Ended June 30, 2000 and 1999                                                 5

Consolidated Statements of Cash Flows - Six Months Ended June 30,
2000 and 1999                                                                6

Notes to Consolidated Financial Statements                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         23


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                  24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   24

Signature                                                                   25

                          PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income




                                                                          Second Quarter Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                       --------------------------- --------------------------
   (In millions, except for per share data)                                2000          1999         2000          1999
   --------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                 (Unaudited)
   REVENUES
     Earned premiums, fee income and other                             $   2,917     $   2,688     $   5,745    $   5,293
     Net investment income                                                   643           652         1,297        1,317
     Net realized capital gains (losses)                                     (46)            9           (29)          38
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                   3,514         3,349         7,013        6,648
          ===================================================================================================================

   BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim adjustment expenses                        2,088         2,005         4,078        3,914
     Amortization of deferred policy acquisition costs and present
       value of future profits                                               540           490         1,084          948
     Other expenses                                                          628           547         1,249        1,135
   --------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                              3,256         3,042         6,411        5,997
          ===================================================================================================================

          OPERATING INCOME                                                   258           307           602          651
     Income tax expense                                                       19            71            97          157
   --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE MINORITY INTEREST                                    239           236           505          494
   Minority interest in consolidated subsidiary                              (26)          (21)          (54)         (41)
   --------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                   $     213     $     215     $     451    $     453
          ===================================================================================================================

   Basic earnings per share                                            $    0.98     $    0.95     $    2.09    $    2.00
   Diluted earnings per share                                          $    0.97     $    0.93     $    2.07    $    1.97
   --------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                              216.5         226.8         216.2        226.9
   Weighted average common shares outstanding and dilutive potential
     common shares                                                         219.9         230.0         218.4        230.0
   --------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                   $    0.24     $    0.23     $    0.48    $    0.45
   ==========================================================================================================================

     See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           Consolidated Balance Sheets


                                                                                                June 30,        December 31,
(In millions, except for share data)                                                              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                        (Unaudited)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,341 and
    $33,653)                                                                                $      32,856     $      32,875
   Equity securities, available for sale, at fair value (cost of $997 and $937)                     1,264             1,286
   Policy loans, at outstanding balance                                                             3,581             4,222
   Other investments                                                                                1,316               758
-------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            39,017            39,141
   Cash                                                                                               212               182
   Premiums receivable and agents' balances                                                         2,171             2,071
   Reinsurance recoverables                                                                         4,419             4,473
   Deferred policy acquisition costs and present value of future profits                            5,239             5,038
   Deferred income tax                                                                              1,314             1,404
   Other assets                                                                                     3,857             3,075
   Separate account assets                                                                        115,676           111,667
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     171,905     $     167,051
        =======================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,878     $      16,014
      Life                                                                                          6,833             6,564
   Other policy funds and benefits payable                                                         15,560            16,884
   Unearned premiums                                                                                2,973             2,777
   Short-term debt                                                                                    431                31
   Long-term debt                                                                                   2,061             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,243             1,250
   Other liabilities                                                                                4,962             4,421
   Separate account liabilities                                                                   115,676           111,667
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  165,617           161,156

COMMITMENTS AND CONTINGENCIES, NOTE 6

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                           --               429

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,645,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,686             1,551
   Retained earnings                                                                                5,475             5,127
   Treasury stock, at cost - 15,463,042 and 21,419,460 shares                                        (627)             (942)
   Accumulated other comprehensive loss                                                              (248)             (272)
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  6,288             5,466
        =======================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     171,905     $     167,051
        =======================================================================================================================



      See Notes to Consolidated Financial Statements.

                                               THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    Consolidated Statements of Changes in Stockholders' Equity

SIX MONTHS ENDED JUNE 30, 2000
                                                                       Accumulated Other Comprehensive (Loss)
                                                                       ---------------------------------------
                                         Common                         Unrealized                  Minimum
                                         Stock/                         Gain (Loss)                 Pension              Outstanding
                                       Additional             Treasury      on       Cumulative    Liability               Shares
                                         Paid-in    Retained   Stock,   Securities,  Translation  Adjustment,                (In
(Dollars in millions) (Unaudited)        Capital    Earnings  at Cost   net of tax   Adjustments   net of tax    Total    thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD             $1,553        $5,127   $(942)       $(198)       $(63)       $(11)      $5,466     217,226
Comprehensive income
   Net income                                             451                                                       451
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [2]                                          78                                   78
     Cumulative translation adjustments                                                    (54)                     (54)
                                                                                                               ----------
   Total other comprehensive income                                                                                  24
                                                                                                               ----------
     Total comprehensive income                                                                                     475
                                                                                                               ----------
Issuance of shares under incentive and
   stock purchase plans                      (8)                   73                                                65       1,467
Issuance of common stock from treasury       56                   342                                               398       7,250
Conversion of HLI employee options
   and restricted shares                     86                                                                      86          72
Tax benefit on employee stock options
   and awards                                 1                                                                       1
Treasury stock acquired                                          (100)                                             (100)     (2,832)
Dividends declared on common stock                       (103)                                                     (103)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                   $1,688        $5,475   $(627)       $(120)      $(117)       $(11)      $6,288     223,183
====================================================================================================================================


SIX MONTHS ENDED JUNE 30, 1999
                                                                       Accumulated Other Comprehensive Income
                                                                       ---------------------------------------
                                                Common                            Unrealized
                                                Stock/                              Gain                                Outstanding
                                              Additional             Treasury        on          Cumulative                Shares
                                               Paid-in     Retained   Stock,      Securities,    Translation                (In
(Dollars in millions) (Unaudited)              Capital     Earnings   at Cost     net of tax     Adjustments    Total    thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                    $1,593        $4,474    $(455)         $811            $--     $6,423       227,395
Comprehensive income
   Net income                                                    453                                              453
   Other comprehensive income (loss), net
    of tax [1]
      Unrealized gain (loss) on securities                                             (639)                     (639)
       [2]
      Cumulative translation adjustments                                                              (39)        (39)
                                                                                                             ----------
   Total other comprehensive income (loss)                                                                       (678)
                                                                                                             ----------
     Total comprehensive income (loss)                                                                           (225)
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                            (47)                    85                                      38         1,667
Tax benefit on employee stock options
   and awards                                       15                                                             15
Treasury stock acquired                             (3)                  (148)                                   (151)       (2,675)
Dividends declared on common stock                              (103)                                            (103)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                          $1,558        $4,824    $(518)         $172          $(39)     $5,997       226,387
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax expense (benefit) of $42 and $(344) for the six months ended June 30, 2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(14) and $24 for the six months ended June 30, 2000 and 1999, respectively.


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                            ----------------------------------
(In millions)                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $         451     $         453
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                       (78)             (118)
   Decrease in reinsurance recoverables and other related assets                                       81               193
   Increase in deferred policy acquisition costs and present value of future profits                 (209)             (267)
   Change in accrued and deferred income taxes                                                        178               (12)
   Increase (decrease) in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                        307              (132)
   Minority interest in consolidated subsidiary                                                        54                41
   Net realized capital gains/losses                                                                   29               (38)
   Depreciation and amortization                                                                       27                36
   Other, net                                                                                          57               (50)
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       897               106
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchase of investments                                                                         (7,271)           (7,756)
   Sale of investments                                                                              6,667             9,212
   Maturity of investments                                                                            976             1,103
   Purchase of affiliate                                                                           (1,108)               --
   Additions to plant, property and equipment                                                         (56)              (46)
------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                           (792)            2,513
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                               400                --
   Issuance of long-term debt                                                                         516                --
   Issuance of common stock from treasury                                                             398                --
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                         (1,215)           (2,316)
   Dividends paid                                                                                    (105)             (104)
   Acquisition of treasury stock                                                                     (100)             (151)
   Proceeds from issuances under incentive and stock purchase plans                                    36                34
------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                                          (70)           (2,537)
==============================================================================================================================
   Foreign exchange rate effect on cash                                                                (5)               (4)
------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                30                78
   Cash - beginning of period                                                                         182               123
------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                  $         212     $         201
==============================================================================================================================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   ------------------------------------------------
   NET CASH (RECEIVED) PAID DURING THE PERIOD FOR:
     Income taxes                                                                           $         (69)    $         110
     Interest                                                                               $         107     $         107




See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (The Hartford or the Company), have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report.

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. (HLI) that it did not already own (The HLI Repurchase). The accompanying unaudited consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. For a further discussion on The HLI Repurchase, see Note 2.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)      NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, it amends SFAS No. 133 so that in interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from or in combination with the benchmark interest rate. For companies that have not adopted SFAS No. 133 before June 15, 2000, SFAS No. 138 must be adopted concurrently with the company's adoption of SFAS No. 133. Initial application of both SFAS No. 133 and SFAS No. 138 for The Hartford will begin January 1, 2001.

The Company has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No. 133, as amended by SFAS No. 138. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

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

In November 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for both the second quarter and six months ended June 30, 1999 would have been $1 lower, while net income for the second quarter and six months ended June 30, 2000, would have been $7 and $8 lower, respectively, and cumulatively over the life of the instrument would have been $14 higher, had the Company accounted for its structured note transaction as a unit, based upon the consensus reached in EITF 98-15.

NOTE 2.  THE HLI REPURCHASE

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own (The HLI Repurchase). The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair values of the net assets acquired) of $862, which is being amortized on a straight-line basis over a 25 year period. Of the total purchase price, $226 was outstanding and payable as of June 30, 2000, related to non-tendered shares, the majority of which was subsequently paid in July 2000.

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on preliminary assessments of fair value, including the recognition of the present value of future gross profits to be earned (PVP) and a reduction of deferred policy acquisition costs. Goodwill amortization and other purchase price adjustments did not have a material impact on second quarter results of operations.

Purchase consideration for the transaction was as follows:

Issuance of:
-----------
  Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                      $398
  Long-term notes:
   $250  7.75% notes due June 15, 2005                       244
   $275  7.90% notes due June 15, 2010                       272
  Commercial paper                                           400
-----------------------------------------------------------------
     Consideration raised                                  1,314
Other including conversion of HLI employee options
   and restricted shares                                     102
-----------------------------------------------------------------
     Total consideration                                  $1,416
-----------------------------------------------------------------

NOTE 3.  DEBT

(A)      SHORT-TERM DEBT

On June 23, 2000, The Hartford borrowed $400 under its existing commercial paper program, the proceeds of which were used to partially fund The HLI Repurchase.

(B)      LONG-TERM DEBT

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt under its existing shelf registration (for a description of the shelf registration, see Note 6 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report). The long-term debt was issued in the form of $250 7.75% five-year notes due June 15, 2005, and $275 7.90% ten-year notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15, commencing on December 15, 2000. The Hartford used the net proceeds from the issuance of the notes to partially fund The HLI Repurchase.

After the long-term debt issuance and the issuance of common stock (described below in Note 4, Stockholders Equity), The Hartford had $127 remaining on its shelf registration at June 30, 2000.

NOTE 4.  STOCKHOLDERS' EQUITY

On June 8, 2000, The Hartford issued 7.25 million shares of common stock, under its existing shelf registration, to Goldman, Sachs & Co. for $398. The shares, which were issued out of treasury, were re-offered by Goldman, Sachs & Co. to investors. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase.

NOTE 5.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.



                                                              Second Quarter Ended                       Six Months Ended
                                                      -------------------------------------    ------------------------------------
                                                                                Per Share                               Per Share
June 30, 2000                                            Income      Shares       Amount          Income      Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders              $    213         216.5   $   0.98        $    451        216.2   $   2.09
                                                                               ------------                            -------------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                   --           3.4                         --          2.2
                                                      -------------------------                ------------------------
 Income available to common shareholders plus assumed
  conversions                                         $    213         219.9   $   0.97        $    451        218.4   $   2.07
------------------------------------------------------------------------------------------------------------------------------------

                                                               Second Quarter Ended                      Six Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 June 30, 1999                                            Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE
  Income available to common shareholders              $    215        226.8   $   0.95        $    453         226.9   $   2.00
                                                                               -------------                            ------------
 DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                   --          3.2                         --           3.1
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    215        230.0   $   0.93        $    453         230.0   $   1.97
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


NOTE 6.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, final outcome of these matters after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

In May 2000, an agreement in principle was reached providing for a settlement of the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000 Form 10-Q concerning The HLI Repurchase. On May 17, 2000, a Memorandum of

(A)      LITIGATION (CONTINUED)

Understanding was executed by all parties taking into account the final price paid for the public shares and providing for a full release by all class members and named plaintiffs of all claims that were or could have been brought concerning The HLI Repurchase. The settlement is subject to the execution of a definitive stipulation of settlement after confirmatory discovery and approval by the Court after notice to the members of the proposed settlement class. The Memorandum of Understanding also provides that upon final approval of the settlement, the Company will pay plaintiffs' attorneys' fees and costs of up to $2. As of July 31, 2000, the discovery contemplated by the Memorandum of Understanding was completed, but the stipulation of settlement had not been finalized and executed.

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

During the second quarter of 2000, the Company reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations.

NOTE 7.  SEGMENT INFORMATION

During the second quarter of 2000, The Hartford's reportable segments changed in connection with the establishment of two major operating entities: Worldwide Life and Worldwide Property & Casualty. Within these entities, The Hartford conducts business principally in eight operating segments. The Company also includes in Corporate all activities related to The HLI Repurchase (see Note 2), along with the minority interest for pre-acquisition periods.

Worldwide Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Worldwide Life also includes in "Other" its international operations as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Worldwide Property & Casualty is organized into four reportable operating segments: the underwriting segments of Commercial, Personal and Reinsurance, and an International and Other Operations segment. Also reported within Worldwide Property & Casualty is North American, which includes the combined underwriting results of Commercial, Personal and Reinsurance along with income and expense items not directly allocable to these segments, such as net investment income. The Commercial segment provides workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. The Reinsurance segment assumes reinsurance worldwide through its thirteen HartRe offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. International consists of European companies offering a variety of insurance products (primarily property and casualty products) designed to meet the needs of local customers, and Other Operations consists of operations which have ceased writing new business.

While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for its non-underwriting segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes, allocated Distribution items (for additional information, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report) and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. While not considered segments, the Company also reports and evaluates core earnings results for Worldwide Life and Worldwide Property & Casualty, including North American. Worldwide Property & Casualty includes core earnings for North American and the International and Other Operations segment.

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

The following tables present revenues and core earnings. Underwriting results are presented for the Commercial, Personal and Reinsurance segments while core earnings are presented for the non-underwriting segments, along with Worldwide Life and Worldwide Property & Casualty, including North American.


REVENUES
                                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                           ---------------------------------------------------------
                                                                               2000          1999           2000          1999
                                                                           ---------------------------------------------------------
Worldwide Life
  Investment Products                                                      $      587    $      499    $    1,172     $      982
  Individual Life                                                                 154           140           311            273
  Group Benefits                                                                  557           489         1,077            964
  COLI                                                                            170           215           335            439
  Other                                                                           (27)           14            (8)            34
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                            1,441         1,357         2,887          2,692
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Earned premiums, service fees and other from underwriting segments
       Commercial                                                                 848           808         1,677          1,603
       Personal                                                                   674           617         1,325          1,226
       Reinsurance                                                                200           186           383            337
------------------------------------------------------------------------------------------------------------------------------------
  Total underwriting segments earned premiums, service fees and other           1,722         1,611         3,385          3,166
  Net investment income                                                           207           216           428            427
  Net realized capital gains (losses)                                              (8)            6            (1)            22
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                          1,921         1,833         3,812          3,615
------------------------------------------------------------------------------------------------------------------------------------
  International and Other Operations                                              153           159           315            341
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                             2,074         1,992         4,127          3,956
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                          (1)           --            (1)            --
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                       $    3,514    $    3,349    $    7,013     $    6,648
====================================================================================================================================

CORE EARNINGS
                                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                           ---------------------------------------------------------
                                                                               2000          1999           2000          1999
                                                                           ---------------------------------------------------------
Worldwide Life
  Investment Products                                                      $      110    $       81    $      212     $      159
  Individual Life                                                                  20            17            38             32
  Group Benefits                                                                   21            19            40             36
  COLI                                                                              8             8            16             14
  Other                                                                            15           (11)           18            (21)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                              174           114           324            220
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Underwriting results
       Commercial                                                                 (34)          (43)          (95)           (95)
       Personal                                                                   (19)            2           (15)            45
       Reinsurance                                                                (11)           (6)          (24)            (9)
------------------------------------------------------------------------------------------------------------------------------------
     Total underwriting results                                                   (64)          (47)         (134)           (59)
     Net service fee and other income [1]                                          --             5             2              7
     Net investment income                                                        207           216           428            427
     Other expenses                                                               (53)          (55)         (102)          (111)
     Income tax (expense) benefit                                                   2            (9)           (2)           (29)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                             92           110           192            235
  International and Other Operations                                                5             8             9             15
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                97           118           201            250
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                         (32)          (21)          (60)           (41)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CORE EARNINGS                                                          239           211           465            429
  Net realized capital gains (losses), after-tax                                  (26)            4           (14)            24
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      213    $      215    $      451     $      453
====================================================================================================================================

[1]  Net of expenses related to service business.

NOTE 8.  STOCK COMPENSATION PLANS

On May 18, 2000, the shareholders of The Hartford approved The Hartford 2000 Incentive Stock Plan (the 2000 Stock Plan) which replaced The Hartford 1995 Incentive Stock Plan (the 1995 Stock Plan). For further discussion of the 1995 Stock Plan, see Note 10 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report. The terms of the 2000 Stock Plan are substantially similar to the terms of the 1995 Stock Plan, except that the maximum limit applicable to all share awards for the ten year duration of the 2000 Stock Plan has been reduced to 8% of the outstanding shares as of the date the 2000 Stock Plan was approved by shareholders (approximately 17 million shares). Also, under the 2000 Stock Plan, there is no applicable annual limit, while the 1995 Stock Plan had an annual limit of 1.65% of the prior year end's outstanding shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (The Hartford or the Company) as of June 30, 2000, compared with December 31, 1999, and its results of operations for the second quarter and six months ended June 30, 2000 compared with the equivalent 1999 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1999 Form 10-K Annual Report.

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

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


Consolidated Results of Operations: Operating Summary          12
Worldwide Life                                                 14
Investment Products                                            15
Individual Life                                                15
Group Benefits                                                 16
Corporate Owned Life Insurance (COLI)                          16
Worldwide Property & Casualty                                  17
Commercial                                                     17
Personal                                                       17
Reinsurance                                                    18
International and Other Operations                             18
Environmental and Asbestos Claims                              19
Investments                                                    20
Capital Markets Risk Management                                21
Capital Resources and Liquidity                                22
Regulatory Matters and Contingencies                           23
Accounting Standards                                           23

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
TOTAL REVENUES                                                              $    3,514    $    3,349     $    7,013     $    6,648
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      213    $      215     $      451     $      453
Less:  Net realized capital gains (losses), after-tax                              (26)            4            (14)            24
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      239    $      211     $      465     $      429
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

Revenues for the second quarter and six months ended June 30, 2000 increased $165, or 5%, and $365, or 5%, respectively, over the comparable prior year periods, primarily as a result of continued growth in fee income in Worldwide Life and growth in personal lines and small commercial within Worldwide Property & Casualty operations.

Core earnings increased $28, or 13%, and $36, or 8%, for the second quarter and six months ended June 30, 2000, respectively, from the comparable prior year periods as continued strong performance in Worldwide Life operations, primarily due to higher fee income, was partially offset by a decline in Worldwide Property & Casualty results, primarily due to personal lines automobile loss costs.

The effective tax rates for the second quarter and six months ended June 30, 2000 were 7% and 16%, respectively, compared to 23% and 24%, respectively, for the comparable periods in 1999. During the second quarter of 2000, the Company reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations. This benefit, along with tax-exempt interest earned on invested assets, were the principal causes of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

During the second quarter of 2000, The Hartford's reportable segments changed in connection with the establishment of two major operating entities: Worldwide Life and Worldwide Property & Casualty. Within these entities, The Hartford conducts business principally in eight operating segments. The Company also includes in Corporate all activities related to The HLI Repurchase (see Note 2 of Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section under The HLI Repurchase), along with the minority interest for pre-acquisition periods.

Worldwide Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Worldwide Life also includes in "Other" its international operations as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Worldwide Property & Casualty is organized into four reportable operating segments: the underwriting segments of Commercial, Personal and Reinsurance, and an International and Other Operations segment. Also reported within Worldwide Property & Casualty is North American, which includes the combined underwriting results of Commercial, Personal and Reinsurance along with income and expense items not directly allocable to these segments, such as net investment income.

While the measure of profit or loss used by The Hartford's management in evaluating performance is core earnings for its non-underwriting segments, the Commercial, Personal and Reinsurance segments are evaluated by The Hartford's management primarily based upon underwriting results. While not considered segments, the Company also reports and evaluates core earnings results for Worldwide Life and Worldwide Property & Casualty, including North American. Worldwide Property & Casualty includes core earnings for North American and the International and Other Operations segment.

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

The following is a summary of North American underwriting results by underwriting segment within Worldwide Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
North American                                                                  2000           1999           2000           1999
                                                                           ---------------------------------------------------------
  Commercial                                                                $      (34)   $      (43)    $      (95)    $      (95)
  Personal                                                                         (19)            2            (15)            45
  Reinsurance                                                                      (11)           (6)           (24)            (9)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                   $      (64)   $      (47)    $     (134)    $      (59)
------------------------------------------------------------------------------------------------------------------------------------

The following is a summary of core earnings and net income (loss).

CORE EARNINGS                                                                   SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Worldwide Life
  Investment Products                                                       $       110   $       81     $      212     $      159
  Individual Life                                                                    20           17             38             32
  Group Benefits                                                                     21           19             40             36
  COLI                                                                                8            8             16             14
  Other                                                                              15          (11)            18            (21)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                174          114            324            220
Worldwide Property & Casualty
  North American                                                                     92          110            192            235
  International and Other Operations                                                  5            8              9             15
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                  97          118            201            250
Corporate                                                                           (32)         (21)           (60)           (41)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL CORE EARNINGS                                                      $       239   $      211     $      465     $      429
====================================================================================================================================

NET INCOME (LOSS)                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Worldwide Life
  Investment Products                                                       $       110   $       81     $      212     $      159
  Individual Life                                                                    20           17             38             32
  Group Benefits                                                                     21           19             40             36
  COLI                                                                                8            8             16             14
  Other                                                                             (13)         (11)           (10)           (21)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                146          114            296            220
Worldwide Property & Casualty
  North American                                                                     86          113            191            249
  International and Other Operations                                                  9            9             20             25
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                  95          122            211            274
Corporate                                                                           (28)         (21)           (56)           (41)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                         $       213   $      215     $      451     $      453
====================================================================================================================================

An analysis of the operating results summarized above is included on the following pages. Environmental and Asbestos Claims and Investments are discussed in separate sections.

--------------------------------------------------------------------------------
WORLDWIDE LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY [1]                                                           SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Revenues                                                                    $    1,441    $    1,357     $    2,887     $    2,692
Expenses                                                                         1,295         1,243          2,591          2,472
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                $      146    $      114     $      296     $      220
Less:  Net realized capital losses, after-tax                                      (28)           --            (28)            --
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $      174    $      114     $      324     $      220
====================================================================================================================================

[1] Worldwide Life results are presented before the effect of the approximately 19% minority interest in HLI prior to The HLI Repurchase on June 27, 2000, which is reflected in Corporate.

Revenues increased $84, or 6%, and $195, or 7%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. Excluding net realized capital losses and the COLI segment, where revenues decreased primarily due to the declining block of leveraged COLI business, revenues increased $172, or 15%, and $342, or 15%, for the respective second quarter and six month periods. The increase in revenues was attributable to growth across each of Worldwide Life's other operating segments, particularly the Investment Products segment, where related assets under management, which include mutual funds, grew 18% to $116.5 billion from a year ago. The revenue growth in the Investment Products segment was primarily due to higher fee income related to the individual annuity and mutual fund operations resulting from the aforementioned increase in assets under management. In addition, Group Benefits and Individual Life contributed to the increased revenues as a result of strong sales and favorable persistency.

Expenses increased $52, or 4%, and $119, or 5%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. Excluding tax benefits (described below) and the COLI segment, where expenses decreased primarily due to the declining block of leveraged COLI business, expenses increased $121, or 12%, and $257, or 13%, for the respective second quarter and six month periods. The increase in expenses was lower than the growth in revenues as Worldwide Life continues to create operating leverage by expanding its distribution platform to accelerate sales volume while utilizing technology and prudent expense management to increase productivity.

Core earnings increased $60, or 53%, and $104, or 47%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. This increase was led by the Investment Products segment where core earnings increased $29, or 36%, and $53, or 33%, for the respective second quarter and six month periods. Additionally, the remaining three operating segments each reported a double digit percentage increase for the six months ended June 30, 2000 as compared to the respective prior year period. Worldwide Life also reported a benefit related to the settlement of a federal tax matter of $24 for the second quarter of 2000 (see Note 6 (c) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in $32 of tax benefits for the six months ended June 30, 2000. Excluding the tax items, core earnings were up $36, or 32%, and $72, or 33%, for the respective second quarter and six month periods.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      587     $      499     $    1,172     $      982
Expenses                                                                           477            418            960            823
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $      110     $       81     $      212     $      159
------------------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                                                $   82,264     $   70,741
Other individual annuity account values                                                                        8,624          8,371
Other investment products account values                                                                      16,862         15,206
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                       107,750         94,318
Retail mutual fund assets under management                                                                     8,729          4,119
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                       $  116,479     $   98,437
====================================================================================================================================

Revenues in the Investment Products segment increased $88, or 18%, and $190, or 19%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $60, or 22%, and $136, or 26%, for the respective second quarter and six month periods, as related account values grew $11.8 billion, or 15%, from June 30, 1999. The growth in individual annuity account values was mostly due to strong individual annuity sales (including $5.8 billion for the first six months of 2000) and equity market appreciation. In addition, fee income from other investment products increased $25, or 60%, and $49, or 57%, for the respective second quarter and six month periods of 2000, primarily driven by the Company's retail mutual fund operation, where assets under management increased $4.6 billion, or 112%, from June 30, 1999. This substantial growth was mostly due to strong sales (including $2.6 billion for the first six months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity and mutual fund operations, expenses increased $59, or 14%, and $137, or 17%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $17, or 16%, and $44, or 21%, for the respective second quarter and six month periods and other expenses which increased $41, or 41%, and $66, or 33%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management were relatively consistent for the second quarter and six month periods versus the equivalent prior year periods.

Core earnings increased $29, or 36%, and $53, or 33%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the comparable 1999 periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.


--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      154     $      140     $      311     $      273
Expenses                                                                           134            123            273            241
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $       20     $       17     $       38     $       32
------------------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                                              $    2,848     $    2,021
Total account values                                                                                      $    5,695     $    4,834
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   28,503     $   19,410
Total life insurance in force                                                                             $   70,613     $   63,297
====================================================================================================================================

Revenues in the Individual Life segment increased $14, or 10%, and $38, or 14%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $14, or 15%, and $41, or 23%, for the respective second quarter and six month periods, as variable life account values increased $827, or 41%, and variable life insurance in force increased $9.1 billion, or 47%, from June 30, 1999.

Expenses increased $11, or 9%, and $32, or 13%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. The increase in expenses for the second quarter was principally due to an $8 increase in benefits, claims and claim adjustment expenses related to the growing block of business. The increase in expenses for the six month period was primarily due to a $21, or 40%, increase in amortization of deferred policy acquisition costs which was also associated with the growth in this segment's variable business.

Core earnings increased $3, or 18%, and $6, or 19%, primarily due to the higher fee income described above, and favorable mortality experience as death benefits through six months remained level with 1999, while life insurance in force increased 12%.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      557     $      489     $    1,077     $      964
Expenses                                                                           536            470          1,037            928
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $       21     $       19     $       40     $       36
====================================================================================================================================

Revenues in the Group Benefits segment increased $68, or 14%, and $113, or 12%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily driven by growth in fully insured premiums, excluding buyouts, which increased $54, or 13%, and $104, or 12%, for the respective second quarter and six month periods, due primarily to favorable persistency of the in force block of business.

Expenses increased $66, or 14%, and $109, or 12%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $45, or 13%, and $91, or 13% for the respective second quarter and six month periods. However, the loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) of 82.4% for the second quarter and 83.2% for the six months ended June 30, 2000, remained relatively consistent with the comparable prior year periods.

The revenue growth described above, coupled with the segment's stable loss ratio, resulted in an increase in core earnings of $2, or 11% and $4, or 11% for the respective second quarter and six month periods.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      170     $      215     $      335     $      439
Expenses                                                                           162            207            319            425
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $        8     $        8     $       16     $       14
------------------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                                              $   12,925     $   11,833
Leveraged COLI account values                                                                                  4,975          6,197
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   17,900     $   18,030
====================================================================================================================================

COLI revenues decreased $45, or 21%, and $104, or 24%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. Net investment income decreased $19, or 18%, and $53, or 23%, for the respective second quarter and six month periods primarily due to the leveraged COLI block of business, as related account values decreased $1.2 billion, or 20%, as a result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996. Revenues also decreased due to lower sales in 2000 as compared to 1999.

Expenses decreased $45, or 22%, and $106, or 25%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods due to the factors described above.

Core earnings was consistent for the second quarters ended June 30, 2000 and 1999, however, core earnings for the six months ended June 30, 2000 as compared to the equivalent period of 1999 increased $2, or 14%. The increase for the six month period was primarily attributable to the variable COLI business where account values increased $1.1 billion, or 9%, as well as increased earnings associated with a block of leveraged COLI business recaptured in 1998.

--------------------------------------------------------------------------------
WORLDWIDE PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
TOTAL REVENUES                                                              $    2,074    $    1,992     $    4,127     $    3,956
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $       95    $      122     $      211     $      274
Less:  Net realized capital gains (losses), after-tax                               (2)            4             10             24
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $       97    $      118     $      201     $      250
====================================================================================================================================

Revenues for Worldwide Property & Casualty increased $82, or 4%, for the second quarter and increased $171, or 4%, for the six months ended June 30, 2000, compared with the same prior year periods. The increase for the second quarter was due to a $105 increase in earned premiums primarily in Personal, small commercial and Reinsurance, partially offset by decreases of $12 in net investment income and $11 in pre-tax net realized capital gains. For the six month period, the increase in earned premiums of $198 was partially offset by a decrease of $4 in net investment income and $23 in pre-tax net realized capital gains.

Core earnings decreased $21, or 18%, for the second quarter and $49, or 20%, for the six months ended June 30, 2000 compared to the same periods in 1999. These decreases for the quarter were primarily due to increases in Personal automobile loss costs partially offset by favorable impacts of Commercial pricing increases and lower other underwriting expense (OUE) ratios. In addition, International and Other Operations decreased as a result of adverse loss reserve development in International's automobile business. For the six month period, the decreases were due to an increase in Personal automobile loss costs, higher catastrophe losses and expenses related to the Commercial field office reorganization. International and Other Operations' decrease was due to continued adverse prior year reserve development on International's automobile business.


--------------------------------------------------------------------------------
COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      858    $      794     $    1,688     $    1,561
Underwriting results                                                        $      (34)   $      (43)    $      (95)    $      (95)
Combined ratio                                                                   101.9         105.1          103.9          106.0
------------------------------------------------------------------------------------------------------------------------------------


Commercial written premiums increased $64, or 8%, for the second quarter and $127, or 8%, for the six months ended June 30, 2000 compared with the same periods in 1999. Continued solid growth in the small commercial businesses, with Select Customer up 18% and 20%, respectively, and the small commercial portion of Affinity up 26% and 30%, respectively, for the second quarter and six months ended June 30, 2000, respectively, was slightly offset by decreases in mid-market standard commercial business, Key Accounts, of 5% and 9%, respectively. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of the growth businesses. The decline in mid-market continues to be attributable to a highly competitive, but firming, marketplace, aggressive underwriting actions and reaction to price increases by The Hartford.

Underwriting results improved $9, or 3.2 combined ratio points, for the second quarter, but were flat for the six months ended June 30, 2000 compared with the same prior year periods. The combined ratio improved by 2.1 points for the six month period. The improvement for the second quarter was primarily the result of improvements in the loss ratio due to the continued effective execution of pricing actions and a decrease in the OUE ratio. For the six month period, the improvement noted in the second quarter was offset by first quarter reorganization costs and catastrophe results adverse to the prior year.

--------------------------------------------------------------------------------
PERSONAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                           $       692    $      635     $    1,305     $    1,195
Underwriting results                                                       $       (19)   $        2     $      (15)    $       45
Combined ratio                                                                   102.5         101.8          101.1           98.6
------------------------------------------------------------------------------------------------------------------------------------

Personal written premiums increased $57, or 9%, for the second quarter and $110, or 9%, for the six months ended June 30, 2000 over the comparable prior year periods. Written premiums increased $24, or 6%, in the AARP program for the quarter, and $43, or 6%, for the six month period. Standard agency written premiums increased $20, or 12% for the quarter and $43, or 14%, for the six months ended June 30, 2000. Affinity growth of $14, or 53%, for the quarter, and $35, or 71%, for the six month period included the Ford Motor Company and Ford Motor Credit Company account as well as financial institutions. In June 2000, the company announced another affinity marketing arrangement with Sears that will begin July 1, 2000. Non-standard automobile written premiums through Omni were essentially flat for the quarter compared to prior year, but declined $12, or 9%, for the six month period compared to prior year due to decreased business as a result of rate increases not matched by competitors.

Underwriting results decreased $21 for the second quarter and $60 for the six months ended June 30, 2000 with a corresponding 0.7 point increase in the combined ratio for the quarter and a 2.5 point increase for the six month period compared with 1999. The decrease in underwriting results and related increase in the combined ratio were driven principally by loss and loss adjustment expense, up 1.5 points for the quarter and 3.6 points for the six months ended June 30, 2000 compared to 1999. The frequency and severity of automobile losses are running at increased levels from 1999. The 2000 OUE ratio was below 1999 for both the quarter and six months, reflecting the continuing trend of productivity gains from prior investments, and fixed cost growth lower than written premiums growth.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      188    $      174     $      455     $      392
Underwriting results                                                        $      (11)   $       (6)    $      (24)    $       (9)
Combined ratio                                                                   108.1         102.7          104.9          102.4
------------------------------------------------------------------------------------------------------------------------------------

Reinsurance written premiums increased $14, or 8%, for the second quarter and $63, or 16%, for the six months ended June 30, 2000, compared with the same prior year periods. These increases were primarily due to continued execution of new business development strategies in the Alternative Risk Transfer line and in Europe, along with successful pricing increases in North America.

Underwriting results decreased $5 for the second quarter and $15 for the six months ended June 30, 2000 with corresponding 5.4 point and 2.5 point increases in the combined ratio for the second quarter and six month periods compared with 1999. The decrease in underwriting results and increase in combined ratios for both periods was primarily due to continued adverse prior underwriting year loss development concentrated in a few classes of business along with increased commissions. In addition, 2.2 of the 5.4 point increase in the second quarter combined ratio was due to the commuting of a significant treaty written in the first quarter.

--------------------------------------------------------------------------------
INTERNATIONAL AND OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
                                                                            ----------------------------- --------------------------
TOTAL REVENUES                                                              $      153    $      159     $      315     $      341
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $        9    $        9     $       20     $       25
Less:  Net realized capital gains, after-tax                                         4             1             11             10
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $        5    $        8     $        9     $       15
------------------------------------------------------------------------------------------------------------------------------------

International

International revenues decreased $8, or 7%, for the second quarter and $26, or 10%, for the six months ended June 30, 2000 over the comparable periods in 1999. The decreases were mainly due to a continued negative foreign exchange impact as the Euro deteriorated against the U.S. dollar during the second quarter and for the six months ended June 30, 2000. Excluding the effect of foreign exchange, total revenues increased $10 for the second quarter and $9 for the six months ended June 30, 2000 primarily due to an increase in automobile earned premiums.

Core earnings for the second quarter ended June 30, 2000, decreased $3, or 50%, compared to the same period in 1999, primarily due to adverse automobile loss reserve development and unfavorable foreign exchange impacts. For the six month period, core earnings decreased $6, or 50%, over the comparable 1999 period due mainly to a higher calendar year loss ratio in automobile business and unfavorable foreign exchange impacts. Overall, there was a negative foreign exchange impact of $1 for the second quarter and $2 for the six months ended June 30, 2000.

Other Operations

Other Operations revenues increased $2, or 6%, for the second quarter and were flat for the six months ended June 30, 2000 compared to the same prior year periods. Core earnings were flat for the second quarter and the six months ended June 30, 2000, compared to prior year.

--------------------------------------------------------------------------------
ENVIRONMENTAL AND ASBESTOS CLAIMS
--------------------------------------------------------------------------------

The Hartford continues to receive claims asserting damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect Worldwide Property & Casualty. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For the majority of environmental claims and many types of asbestos claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, involving comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry in the mid-1990's, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996 utilizing internal staff supplemented by outside legal and actuarial consultants. Use of these new methodologies resulted in The Hartford adjusting its environmental and asbestos liabilities in the third quarter of 1996. For additional information, see The Hartford's 1999 Form 10-K Annual Report.

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the six months ended June 30, 2000 and the year ended December 31, 1999, was as follows (net of reinsurance):

                                                     ENVIRONMENTAL AND ASBESTOS
                                                CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                               SIX MONTHS ENDED                            YEAR ENDED
                                                                 JUNE 30, 2000                          DECEMBER 31, 1999
                                                    --------------------------------------------------------------------------------
                                                     Environmental    Asbestos     Total      Environmental    Asbestos     Total
                                                    --------------------------------------------------------------------------------
 Beginning liability                                $       995      $   607    $   1,602      $     1,144      $    648   $  1,792
 Claims and claim adjustment expenses incurred                4            3            7                7             4         11
 Claims and claim adjustment expenses paid                  (47)         (24)         (71)            (156)          (45)      (201)
 -----------------------------------------------------------------------------------------------------------------------------------
 ENDING LIABILITY [1]                               $       952      $   586    $   1,538      $       995      $    607   $  1,602
 ===================================================================================================================================

[1] The ending liabilities are net of reinsurance on reported and unreported claims of $1,399 and $1,506 for June 30, 2000 and December 31, 1999, respectively. Gross of reinsurance as of June 30, 2000 and December 31, 1999, reserves for environmental and asbestos were $1,555 and $1,382 and $1,609 and $1,499, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at June 30, 2000 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment portfolios are divided between Worldwide Life and Worldwide Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and managed within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to The Hartford's 1999 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

WORLDWIDE LIFE

Invested assets, excluding separate accounts, totaled $21.5 billion at June 30, 2000 and were comprised of $17.0 billion of fixed maturities, $3.6 billion of policy loans, and other investments of $877. Invested assets, excluding separate accounts, totaled $21.8 billion at December 31, 1999 and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans, and other investments of $529. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                    FIXED MATURITIES BY TYPE
------------------------------------------------------------------
                              JUNE 30, 2000   DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                       FAIR VALUE PERCENT FAIR VALUE PERCENT
-----------------------------------------------------------------

Corporate                   $  7,333   43.1%  $  7,737    45.4%
ABS                            2,818   16.6%     2,508    14.7%
Commercial MBS                 2,393   14.1%     2,112    12.4%
Municipal - tax-exempt         1,320    7.8%     1,108     6.5%
MBS - agency                     909    5.3%       853     5.0%
CMO                              676    4.0%       592     3.5%
Gov't/Gov't agencies - For.      314    1.8%       339     2.0%
Gov't/Gov't agencies - U.S.      122    0.7%       229     1.3%
Municipal - taxable               69    0.4%       165     1.0%
Short-term                       967    5.7%     1,346     7.9%
Redeemable preferred stock        78    0.5%        46     0.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 16,999  100.0%  $ 17,035   100.0%
-----------------------------------------------------------------

Short-term securities declined primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors.

INVESTMENT RESULTS

The table below summarizes Worldwide Life's results.

                            SECOND QUARTER      SIX MONTHS ENDED
                            ENDED JUNE 30,          JUNE 30,
                          ----------------------------------------
(before-tax)                2000      1999       2000      1999
------------------------- --------- ---------- --------- ---------
Net investment income -
  excluding policy loans $   312   $   284    $   620   $   574
Policy loan income            72        97        146       208
                           ---------------------------------------
Net invest. income -
  total                  $   384   $   381    $   766   $   782
Yield on average
  invested assets [1]        7.0%      6.9%       6.9%      6.7%
Net realized capital
  losses                 $   (43)  $    --    $   (43)  $    --
------------------------------------------------------------------
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the second quarter and six months ended June 30, 2000 increased approximately 10% and 8% compared to the respective prior periods. The increases were primarily due to higher yields earned on new investments. Policy loan income decreased approximately 26% and 30% over the same periods due to the decrease in leveraged COLI business.

Net realized capital losses for the second quarter and six months ended June 30, 2000 increased by $43 compared to the respective prior year periods, primarily as a result of portfolio rebalancing.

WORLDWIDE PROPERTY & CASUALTY

Total invested assets were $17.6 billion at June 30, 2000 and were comprised of fixed maturities of $15.9 billion and other investments of $1.7 billion, primarily equity securities and limited partnerships. Total invested assets were $17.4 billion at December 31, 1999 and were comprised of fixed maturities of $15.8 billion and other investments of $1.6 billion, primarily equity securities and limited partnerships.

                   FIXED MATURITIES BY TYPE
----------------------------------------------------------------
                              JUNE 30, 2000   DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                       FAIR VALUE PERCENT FAIR VALUE PERCENT
-----------------------------------------------------------------

Municipal - tax-exempt      $  8,379   52.8%  $  8,160    51.5%
Corporate                      3,121   19.7%     3,104    19.6%
Gov't/Gov't agencies - For.    1,050    6.6%     1,140     7.2%
Commercial MBS                   987    6.2%       881     5.6%
ABS                              631    4.0%       596     3.8%
MBS - agency                     405    2.6%       445     2.8%
CMO                              181    1.1%       240     1.5%
Gov't/Gov't agencies - U.S.       67    0.4%       101     0.6%
Municipal - taxable               43    0.3%        54     0.4%
Short-term                       826    5.2%     1,003     6.3%
Redeemable preferred stock       167    1.1%       116     0.7%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 15,857  100.0%  $ 15,840   100.0%
================================================================

INVESTMENT RESULTS

The table below summarizes Worldwide Property & Casualty's results.

                            SECOND QUARTER      SIX MONTHS ENDED
                            ENDED JUNE 30,          JUNE 30,
                          ----------------------------------------
                            2000      1999       2000      1999
------------------------------------------------------------------
Net investment income,
  before-tax             $   259   $   271    $  531    $   535
Net investment income,
  after-tax [1]          $   204   $   209    $  414    $   415
Yield on average
  invested assets,           6.0%      6.1%      6.1%       6.0%
  before-tax [2]
Yield on average
  invested assets,           4.7%      4.7%      4.8%       4.7%
  after-tax [1] [2]
Net realized capital
  gains and losses,      $    (2)  $     9    $   15    $    38
  before-tax
==================================================================
[1] Due to the  significant  holdings in tax-exempt  investments,  after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 2000, before- and after-tax net investment income decreased by 4% and 2%, respectively. The decreases were primarily due to a decrease in partnership income. For the six months ended June 30, 2000, both before- and after-tax net investment income decreased slightly. The slight decreases were primarily due to a decline in invested assets which was partially offset by increases in both dividend and partnership income.

Net realized capital gains for the second quarter and six months ended June 30, 2000 decreased from the respective prior year periods as increased equity gains were more than offset by increased fixed maturity losses.

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

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

The following tables identify fixed maturity securities for Worldwide Life, including guaranteed separate accounts, and Worldwide Property & Casualty, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

WORLDWIDE LIFE

As of June 30, 2000 and December 31, 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.


               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                              JUNE 30, 2000    DECEMBER 31, 1999
------------------------------------------------------------------
 CREDIT QUALITY            FAIR VALUE PERCENT FAIR VALUE PERCENT
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,164     8.2% $  2,404     9.3%
 AAA                           4,278    16.3%    3,535    13.6%
 AA                            3,412    13.0%    3,199    12.3%
 A                             8,614    32.8%    8,731    33.6%
 BBB                           5,642    21.5%    5,816    22.4%
 BB & below                      650     2.5%      559     2.2%
 Short-term                    1,499     5.7%    1,728     6.6%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 26,259   100.0% $ 25,972   100.0%
=================================================================

WORLDWIDE PROPERTY AND CASUALTY

As of June 30, 2000 and December 31, 1999 over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

               Fixed Maturities by Credit Quality
-----------------------------------------------------------------
                              JUNE 30, 2000    DECEMBER 31, 1999
------------------------------------------------------------------
 CREDIT QUALITY            FAIR VALUE PERCENT FAIR VALUE PERCENT
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    545     3.4% $    650     4.1%
 AAA                           6,651    42.0%    6,378    40.3%
 AA                            3,329    21.0%    3,298    20.8%
 A                             2,514    15.9%    2,613    16.5%
 BBB                           1,352     8.5%    1,240     7.8%
 BB & below                      640     4.0%      658     4.2%
 Short-term                      826     5.2%    1,003     6.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 15,857   100.0% $ 15,840   100.0%
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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the

Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.7 billion and $9.8 billion at June 30, 2000 and December 31, 1999, respectively.

For  a  further  discussion  of  market  risk  exposure,   including  derivative
instruments, please refer to The Hartford's 1999 Form 10-K Annual Report.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2000, the capital structure of The Hartford consisted of debt and equity, and as of December 31, 1999 also consisted of minority interest, summarized as follows:


                                                                                             JUNE 30, 2000        DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            431       $           31
Long-term debt                                                                                      2,061                1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,243                1,250
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          3,735       $        2,829
       -----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $             --       $          491
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized loss on securities, net of tax                               $          6,408       $        5,664
Unrealized loss on securities, net of tax                                                            (120)                (198)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          6,288       $        5,466
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         10,143       $        8,984
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               58%                  50%
Debt to capitalization  [2] [3]                                                                       37%                  31%
====================================================================================================================================

[1] Excludes unrealized loss on securities, net of tax, of $(62) as of December 31, 1999.
[2]     Excludes unrealized loss on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratio was 39% and 28% and the debt to capitalization ratio was 25% and 18% as of June 30, 2000 and December 31, 1999, respectively.


THE HLI REPURCHASE

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own (The HLI Repurchase). The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair values of the net assets acquired) of $862, which will be amortized straight-line over a 25 year period. Of the total purchase price, $226 was outstanding and payable as of June 30, 2000, related to non-tendered shares, the majority of which was subsequently paid in July 2000.

Purchase accounting for the transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on preliminary assessments of fair value, including the recognition of the present value of future gross profits to be earned (PVP) and a reduction of deferred policy acquisition costs. Goodwill amortization and other purchase price adjustments did not have a material impact on second quarter results of operations.



Purchase consideration for the transaction was as follows:

Issuance of:
-----------
  Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                      $398
  Long-term notes:
   $250  7.75% notes due June 15, 2005                       244
   $275  7.90% notes due June 15, 2010                       272
  Commercial paper                                           400
------------------------------------------------------------------
     Consideration raised                                  1,314
Other including conversion of HLI employee options
   and restricted shares                                     102
------------------------------------------------------------------
     Total consideration                                  $1,416
------------------------------------------------------------------

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized loss on securities, net of tax, increased by $1.2 billion as of June 30, 2000 compared to December 31, 1999. This change was primarily the result of earnings and financing activities related to The HLI Repurchase, partially offset by dividends declared.

DEBT

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt. On June 23, 2000, The Hartford issued $400 of commercial paper. Proceeds on the debt issuances were used to partially fund The HLI Repurchase. For a further discussion of the debt, see Note 3 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock from  treasury - On June 8, 2000,  The Hartford  issued
7.25 million shares of common stock under its existing shelf registration to Goldman, Sachs & Co. for $398. The shares, which were issued out of treasury, were re-offered by Goldman, Sachs & Co. to investors. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase.

Dividends - On May 18, 2000, The Hartford declared a dividend on its common stock of $0.24 per share payable on July 3, 2000 to shareholders of record as of June 1, 2000.

Treasury stock - During the six months ended June 30, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. Since the inception of the repurchase program, The Hartford has repurchased 5.9 million shares at a total cost of $243. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans and in the issuance of common stock described above. As a result of The HLI Repurchase, management has elected to temporarily discontinue all repurchase activity indefinitely.

CASH FLOWS                                  SIX MONTHS ENDED
                                                June 30,
                                        --------------------------
                                               2000         1999
------------------------------------------------------------------
Cash provided by operating activities   $       897  $       106
Cash (used for) provided by investing
   activities                           $      (792) $     2,513
Cash used for financing activities      $       (70) $    (2,537)
Cash - end of period                    $       212  $       201
==================================================================

The increase in operating cash flow was primarily the result of a decrease in income taxes paid along with growth in Worldwide Life business. The decrease in cash used for financing activities was attributable to financing for The HLI Repurchase as well as a lower level of disbursements for investment type contracts related to the leveraged block of COLI business. The financing activities, along with the increase in cash provided by operating activities, accounted for the change in cash from investing activities.


--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of The Hartford's domiciliary states will adopt the SAP and the Company will make the necessary changes required for implementation. The Company is in the process of determining the impact, if any, that the SAP will have on the statutory financial statements of The Hartford's insurance subsidiaries.

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

YEAR 2000

Status and Contingency Plans

As of June 30, 2000, The Hartford had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. Nonetheless, The Hartford has developed certain contingency plans in order to avoid or minimize any Year 2000-related problems should they occur in the future. Each business segment has identified certain business disruption scenarios that, if they were to occur, could create significant problems in its respective critical functions. Each segment has developed a corresponding contingency plan to respond to such problems. The Hartford will continue to assess Year 2000 issues, if any, on its business functions and will review and revise its contingency plans related thereto as circumstances warrant.

Year 2000 Costs

The Hartford did not incur any significant costs related to its Year 2000 efforts during the six months ended June 30, 2000.

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

For further information on Year 2000, please refer to The Hartford's 1999 Form 10-K Annual Report.

--------------------------------------------------------------------------------
ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Hartford is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, final outcome of these matters after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

In May 2000, an agreement in principle was reached providing for a settlement of the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000, Form 10-Q concerning The HLI Repurchase. On May 17, 2000, a Memorandum of Understanding was executed by all parties taking into account the final price paid for the public shares and providing for a full release by all class members and named plaintiffs of all claims that were or could have been brought concerning The HLI Repurchase. The settlement is subject to the execution of a definitive stipulation of settlement after confirmatory discovery and approval by the Court after notice to the members of the proposed settlement class. The Memorandum of Understanding also provides that upon final approval of the settlement, the Company will pay plaintiffs' attorneys' fees and costs of up to $2. As of July 31, 2000, the discovery contemplated by the Memorandum of Understanding was completed, but the stipulation of settlement had not been finalized and executed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2000, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of directors to serve for a one year term, (2) the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2000, (3) the approval of certain material terms of The Hartford's annual executive bonus program, (4) the approval of The Hartford's 2000 Incentive Stock Plan and (5) a shareholder proposal regarding The Hartford's investment in tobacco equities.

Set forth below is the vote tabulation relating to the five items presented to the shareholders at the annual meeting:

(1) The shareholders elected each of the eleven nominees to the Board of Directors for a one-year term:

  NAME OF DIRECTOR
  NOMINEES                   SHARES FOR       SHARES WITHHELD
  --------------------------------------------------------------
  Bette B. Anderson         174,488,242          2,542,455
  Rand V. Araskog           173,561,180          3,469,517
  Ramani Ayer               174,507,268          2,523,429
  Dina Dublon               174,572,181          2,458,516
  Donald R. Frahm           173,225,780          3,804,917
  Paul G. Kirk, Jr.         174,558,662          2,472,035
  Robert W. Selander        174,646,496          2,384,201
  Lowndes A. Smith          174,650,103          2,380,594
  H. Patrick Swygert        174,531,320          2,499,377
  Gordon I. Ulmer           174,520,300          2,510,397
  David K. Zwiener          174,256,605          2,414,924
  ==============================================================

(2) The shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of The Hartford:

         Shares For                   176,132,656
         Shares Against                   986,060
         Shares Abstained                 911,981


(3) The shareholders approved certain material terms of The Hartford's annual executive bonus program:

         For                          163,798,196
         Against                       10,776,350
         Abstain                        2,456,151

(4) The shareholders  approved the adoption of The Hartford 2000 Incentive Stock
Plan:

         For                          131,402,185
         Against                       25,366,352
         Abstain                        1,842,948
         Broker Non-Vote               18,419,212


(5) The shareholders defeated a shareholder proposal regarding The Hartford's investment in tobacco equities:

         For                           10,642,297
         Against                      140,924,427
         Abstain                        7,044,761
         Broker Non-Vote               18,419,212

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - See Exhibits Index.

(b)      Reports on Form 8-K

The Company filed a Form 8-K Current Report dated May 18, 2000 to report that Hartford Fire Insurance Company, a wholly owned subsidiary of the Company, intended to make a cash tender offer for all of the publicly-held shares of Hartford Life, Inc.'s Class A Common Stock. Any shares of Hartford Life, Inc.'s Class A Common Stock not purchased in the tender offer would be acquired by the Company in a subsequent merger transaction. No financial statements were required to be or were filed with this Form 8-K.

The Company filed a Form 8-K Current Report on June 23, 2000 to incorporate by reference into Registration Statement No. 333-12617 on Form S-3 the Underwriting Agreement dated June 5, 2000 between the Company and Goldman, Sachs & Co., and the Underwriting Agreement dated June 13, 2000 among the Company and Credit Suisse First Boston Corporation and Goldman, Sachs & Co. as Representatives of the Several Underwriters named in Schedule 1 to the Applicable Pricing Agreement. No financial statements were required to be or were filed with this Form 8-K.

The Company filed a Form 8-K on June 27, 2000 to report that the merger of HLI Acquisition, Inc., a wholly owned subsidiary of the Company, with and into Hartford Life, Inc. had been completed. No financial statements were required to be or were filed with this Form 8-K.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ John N. Giamalis
                                     -------------------------------------------
                                     John N. Giamalis
                                     Senior Vice President and Controller





August 11, 2000

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





         Exhibit #
         ---------


          10.1 The Hartford 2000 Incentive Stock Plan dated as of May 18, 2000 is filed herewith.

          27            Financial Data Schedule is filed herewith.