Form 10-Q
period 2000-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2000-11-13
CIK 874766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

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


As of October 31, 2000, there were outstanding 225,495,050 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2000 and 1999                                             3

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999        4

Consolidated Statements of Changes in Stockholders' Equity - Nine Months
Ended September 30, 2000 and 1999                                             5

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2000 and 1999                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   25

ITEM 5.  OTHER INFORMATION                                                   25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    25

Signature                                                                    26

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        Consolidated Statements of Income


                                                                        Third Quarter Ended         Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -------------------------- ---------------------------
(In millions, except for per share data)                                 2000         1999          2000          1999
-------------------------------------------------------------------- ------------- ------------ ------------- -------------
                                                                            (Unaudited)                (Unaudited)
REVENUES
  Earned premiums, fee income and other                              $   3,101     $   2,812    $   8,846     $   8,105
  Net investment income                                                    683           640        1,980         1,957
  Net realized capital gains (losses)                                        7            (8)         (22)           30
-------------------------------------------------------------------- ------------- ------------ ------------- -------------
        TOTAL REVENUES                                                   3,791         3,444       10,804        10,092
        ------------------------------------------------------------ ------------- ------------ ------------- -------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                         2,176         2,025        6,254         5,939
  Amortization of deferred policy acquisition costs and present
    value of future profits                                                569           516        1,653         1,464
  Other expenses                                                           727           650        1,976         1,785
-------------------------------------------------------------------- ------------- ------------ ------------- -------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                              3,472         3,191        9,883         9,188
        ------------------------------------------------------------ ------------- ------------ ------------- -------------

        OPERATING INCOME                                                   319           253          921           904
  Income tax expense                                                        69            45          166           202
-------------------------------------------------------------------- ------------- ------------ ------------- -------------

        INCOME BEFORE MINORITY INTEREST                                    250           208          755           702
Minority interest in consolidated subsidiary                                --           (22)         (54)          (63)
-------------------------------------------------------------------- ------------- ------------ ------------- -------------
        NET INCOME                                                   $     250     $     186    $     701     $     639
        ============================================================ ============= ============ ============= =============

Basic earnings per share                                             $    1.11     $    0.83    $    3.20     $    2.82
Diluted earnings per share                                           $    1.09     $    0.82    $    3.15     $    2.79
-------------------------------------------------------------------- -- ---------- -- --------- -- ---------- -- ----------
Weighted average common shares outstanding                               224.4         225.3        218.9         226.4
Weighted average common shares outstanding and dilutive potential
  common shares                                                          229.3         227.8        222.3         229.3
-------------------------------------------------------------------- ------------- ------------ ------------- -------------
Cash dividends declared per share                                    $    0.24     $    0.23    $    0.72     $    0.68
-------------------------------------------------------------------- -- ---------- -- --------- -- ---------- -- ----------

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           Consolidated Balance Sheets


                                                                                              September 30,     December 31,
(In millions, except for share data)                                                              2000              1999
------------------------------------------------------------------------------------------- ----------------- -----------------
ASSETS                                                                                        (UNAUDITED)
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,721 and
    $33,653)                                                                                $      33,584     $      32,875
   Equity securities, available for sale, at fair value (cost of $1,038 and $937)                   1,291             1,286
   Policy loans, at outstanding balance                                                             3,598             4,222
   Other investments                                                                                1,415               758
------------------------------------------------------------------------------------------- ----------------- -----------------
      Total investments                                                                            39,888            39,141
   Cash                                                                                               235               182
   Premiums receivable and agents' balances                                                         2,267             2,071
   Reinsurance recoverables                                                                         4,519             4,473
   Deferred policy acquisition costs and present value of future profits                            5,331             5,038
   Deferred income tax                                                                              1,271             1,404
   Other assets                                                                                     4,124             3,075
   Separate account assets                                                                        119,611           111,667
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL ASSETS                                                                        $     177,246     $     167,051
        =================================================================================== ================= =================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,957     $      16,014
      Life                                                                                          7,023             6,564
   Other policy funds and benefits payable                                                         15,698            16,884
   Unearned premiums                                                                                3,081             2,777
   Short-term debt                                                                                    430                31
   Long-term debt                                                                                   2,062             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,243             1,250
   Other liabilities                                                                                5,397             4,421
   Separate account liabilities                                                                   119,611           111,667
------------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                  170,502           161,156

COMMITMENTS AND CONTINGENCIES, NOTE 6

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                           --               429

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 and 238,645,675
    shares, par value $0.01                                                                             2                 2
   Additional paid-in capital                                                                       1,680             1,551
   Retained earnings                                                                                5,671             5,127
   Treasury stock, at cost - 13,479,839 and 21,419,460 shares                                        (533)             (942)
   Accumulated other comprehensive loss                                                               (76)             (272)
------------------------------------------------------------------------------------------- ----------------- -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  6,744             5,466
        =================================================================================== ================= =================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     177,246     $     167,051
        =================================================================================== ================= =================


See Notes to Consolidated Financial Statements.

                          THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                    Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2000
                                                                       Accumulated Other Comprehensive (Loss)
                                                                       ---------------------------------------
                                         Common                                                     Minimum
                                         Stock/                         Unrealized                  Pension
                                       Additional             Treasury  Gain (Loss)   Cumulative   Liability            Outstanding
                                         Paid-in    Retained  Stock,  on Securities,  Translation  Adjustment,             Shares
(In millions) (Unaudited)                Capital    Earnings  at Cost   net of tax    Adjustments   net of tax  Total (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD             $1,553        $5,127   $(942)       $(198)       $(63)       $(11)    $5,466       217,226
Comprehensive income
   Net income                                             701                                                     701
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [2]                                         282                                282
     Cumulative translation adjustments                                                    (86)                   (86)
                                                                                                             ----------
   Total other comprehensive income                                                                               196
                                                                                                             ----------
     Total comprehensive income                                                                                   897
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                     (44)                  159                                             115         3,336
Issuance of common stock from treasury       56                   342                                             398         7,250
Conversion of HLI employee stock
   options and restricted shares             84                     8                                              92           186
Tax benefit on employee stock options
   and awards                                33                                                                    33
Treasury stock acquired                                          (100)                                           (100)       (2,832)
Dividends declared on common stock                       (157)                                                   (157)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                   $1,682        $5,671   $(533)         $84       $(149)       $(11)    $6,744       225,166
------------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1999
                                                                                     Accumulated Other
                                                                                    Comprehensive (Loss)
                                                                                -----------------------------
                                                                                  Unrealized
                                           Common Stock/             Treasury   Gain (Loss) on   Cumulative             Outstanding
                                             Additional    Retained    Stock,     Securities,   Translation               Shares
(In millions) (Unaudited)                 Paid-in Capital  Earnings   at Cost      net of tax   Adjustments    Total (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                    $1,593        $4,474    $(455)         $811            $--     $6,423       227,395
Comprehensive income
   Net income                                                    639                                              639
   Other comprehensive income (loss), net
    of tax [1]
      Unrealized gain (loss) on securities [2]                                         (862)                     (862)
      Cumulative translation adjustments                                                              (37)        (37)
                                                                                                             ----------
   Total other comprehensive income (loss)                                                                       (899)
                                                                                                             ----------
     Total comprehensive income (loss)                                                                           (260)
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                            (46)                    97                                      51         1,908
Tax benefit on employee stock options
   and awards                                       15                                                             15
Treasury stock acquired                             (3)                  (297)                                   (300)       (5,728)
Dividends declared on common stock                              (156)                                            (156)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                          $1,559        $4,957    $(655)         $(51)         $(37)     $5,773       223,575
------------------------------------------------------------------------------------------------------------------------------------

[1]  Unrealized gain (loss) on securities is net of tax expense (benefit) of $152 and $(464) for the nine months ended September 30,
     2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.
[2]  Net of reclassification adjustment for gains (losses) realized in net income of $(9) and $23 for the nine months ended
     September  30, 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                              ----------------------------------
(In millions)                                                                                         2000            1999
--------------------------------------------------------------------------------------------- ----------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         701    $          639
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (146)              (43)
   (Increase) decrease in reinsurance recoverables and other related assets                             (32)              338
   Increase in deferred policy acquisition costs and present value of future profits                   (310)             (356)
   Change in accrued and deferred income taxes                                                          263                29
   Increase (decrease) in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                                          709               (16)
   Minority interest in consolidated subsidiary                                                          54                63
   Net realized capital losses (gains)                                                                   22               (30)
   Depreciation and amortization                                                                         46                48
   Other, net                                                                                           283              (237)
--------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,590               435
============================================================================================= ==================================
INVESTING ACTIVITIES
   Purchase of investments                                                                          (11,182)          (10,785)
   Sale of investments                                                                                9,621            11,930
   Maturity of investments                                                                            1,409             1,536
   Purchase of minority interest in HLI                                                              (1,328)               --
   (Purchase) sale of other affiliates                                                                  (65)               21
   Additions to plant, property and equipment                                                           (80)              (79)
--------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                           (1,625)            2,623
============================================================================================= ==================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                                 400                --
   Issuance of long-term debt                                                                           516                --
   Issuance of common stock from treasury                                                               398                --
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                           (1,050)           (2,649)
   Dividends paid                                                                                      (156)             (156)
   Acquisition of treasury stock                                                                       (100)             (287)
   Proceeds from issuances under incentive and stock purchase plans                                      92                50
--------------------------------------------------------------------------------------------- ----------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              100            (3,042)
============================================================================================= ==================================
   Foreign exchange rate effect on cash                                                                 (12)               (4)
--------------------------------------------------------------------------------------------- ----------------------------------
   Net increase in cash                                                                                  53                12
   Cash - beginning of period                                                                           182               123
--------------------------------------------------------------------------------------------- ----------------------------------
      CASH - END OF PERIOD                                                                    $         235    $          135
============================================================================================= ==================================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   ------------------------------------------------
   NET CASH PAID DURING THE PERIOD FOR:
     Income taxes                                                                             $           8    $          110
     Interest                                                                                 $         151    $          145


See Notes to Consolidated Financial Statements.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)
                                   (unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (The Hartford or the Company) have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report.

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

(B)      NEW ACCOUNTING STANDARDS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 carries forward most of SFAS No. 125's provisions without amendment. However, it revises criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. SFAS No. 140's disclosure requirements must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transactions and commitments occurring after March 31, 2001. Implementation of the accounting provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company is currently in the process of quantifying the impact of EITF No. 99-20, the provisions of the consensus are not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for The Hartford will begin January 1, 2001. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial condition or results of operations. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

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

In November 1998, the EITF reached consensus on Issue No. 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This pronouncement requires companies to account for structured notes acquired for a specific investment strategy as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model, or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Net income for the third quarter and nine months ended September 30, 1999 would have been $1 and $2 lower respectively, while net income for the third quarter and nine months ended September 30, 2000, would have been $14 and $22 lower, respectively, had the Company accounted for its structured note transaction as a unit. Cumulatively, over the period that the Company held the instrument, net income would have been unchanged as the Company disposed of its remaining structured note in September 2000.

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

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value, including the recognition of the present value of future gross profits to be earned (PVP) and a reduction of deferred policy acquisition costs. Amortization of fair value adjustments, excluding goodwill, will not have a material impact on the Company's ongoing results of operations.

Purchase consideration for the transaction was as follows:

Issuance of:
-----------
  Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                    $  398
  Long-term notes:
   $250  7.75% notes due June 15, 2005                       244
   $275  7.90% notes due June 15, 2010                       272
  Commercial paper                                           400
------------------------------------------------------------------
     Consideration raised                                  1,314
Other including conversion of HLI employee stock options
   and restricted shares                                     102
------------------------------------------------------------------
     Total consideration                                  $1,416
------------------------------------------------------------------

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

(C) SHELF REGISTRATION STATEMENT

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus for the potential offering and sale of up to $1.127 billion in debt and equity securities.
Specifically, the registration statement allows for the following types of securities to be offered: debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of one or more capital trusts organized by The Hartford (The Hartford Trusts) and guarantees by the Company with respect to the preferred securities of any of The Hartford Trusts. This registration statement includes an aggregate of $127 of The Hartford securities remaining under a shelf registration statement filed by The Hartford with the Securities and Exchange Commission on October 11, 1995 and subsequently amended on October 2, 1996. For a further discussion of the securities previously offered under The Hartford's October 11, 1995 shelf registration, as amended, along with a discussion of The Hartford Trusts, see Note 6 of Notes to Consolidated Financial Statements included in The Hartford's 1999 Form 10-K Annual Report.

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




                                                               Third Quarter Ended                      Nine Months Ended
                                                      -------------------------------------    ------------------------------------
                                                                                Per Share                               Per Share
September 30, 2000                                       Income      Shares       Amount          Income      Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders              $    250         224.4   $   1.11        $    701        218.9   $   3.20
                                                                               ------------                            -------------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                   --           4.9                         --          3.4
                                                      -------------------------                ------------------------
 Income available to common shareholders plus assumed
  conversions                                         $    250         229.3   $   1.09        $    701        222.3   $   3.15
====================================================================================================================================

                                                                Third Quarter Ended                      Nine Months Ended
                                                       -------------------------------------   -------------------------------------
                                                                                 Per Share                               Per Share
 September 30, 1999                                       Income      Shares      Amount          Income      Shares       Amount
 -----------------------------------------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE
  Income available to common shareholders              $    186        225.3   $   0.83        $    639         226.4   $   2.82
                                                                               -------------                            ------------
 DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                   --          2.5                         --           2.9
                                                       ------------------------                -------------------------
  Income available to common shareholders plus assumed
   conversions                                         $    186        227.8   $   0.82        $    639         229.3   $   2.79
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

In October 2000, the definitive terms of a stipulation of settlement were agreed by the parties in the Delaware Chancery Court (the Court) actions reported in the Company's March 31 and June 30, 2000 Form 10-Q's concerning The HLI Repurchase. The stipulation of settlement takes into account the increased compensation paid for the HLI public shares and provides for a release by all class members and named plaintiffs of all claims that were or could have been brought concerning The HLI Repurchase. The stipulation of settlement is subject to preliminary approval by the Court, after which notice will be given to the members of the proposed settlement class of their right to appear in court and contest final court approval of the settlement. Upon the Court's final approval, the settlement provides that the Company will pay plaintiffs' attorneys' fees and costs of up to $2 as awarded by the Court.

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

Worldwide Property & Casualty is organized into four reportable operating segments: the underwriting segments of Commercial, Personal and Reinsurance, and an International and Other

Operations segment. Also reported within Worldwide Property & Casualty is North American, which includes the combined underwriting results of Commercial, Personal and Reinsurance along with income and expense items not directly allocable to these segments, such as net investment income. The Commercial segment provides primarily workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States and Canada. Excess and surplus lines business not normally written by standard lines insurers is also provided. The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. The Reinsurance segment assumes reinsurance worldwide through its thirteen HartRe offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. International consists of European companies offering a variety of insurance products (primarily property and casualty products) designed to meet the needs of local customers (see Note 9 for Subsequent Event) and Other Operations consists of operations which have ceased writing new business.

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


REVENUES
                                                                               Third Quarter Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                           ---------------------------------------------------------
                                                                               2000          1999           2000          1999
                                                                           ---------------------------------------------------------
Worldwide Life
  Investment Products                                                      $      605    $      517    $    1,777     $    1,499
  Individual Life                                                                 164           148           475            421
  Group Benefits                                                                  553           529         1,630          1,493
  COLI                                                                            239           220           574            659
  Other                                                                            26             6            18             40
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                            1,587         1,420         4,474          4,112
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Earned premiums, service fees and other from underwriting segments
       Commercial                                                                 934           852         2,611          2,456
       Personal                                                                   695           634         2,020          1,859
       Reinsurance                                                                202           179           585            516
------------------------------------------------------------------------------------------------------------------------------------
  Total underwriting segments earned premiums, service fees and other           1,831         1,665         5,216          4,831
  Net investment income                                                           219           209           647            636
  Net realized capital gains                                                        7            --             6             22
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                          2,057         1,874         5,869          5,489
------------------------------------------------------------------------------------------------------------------------------------
  International and Other Operations                                              143           150           458            491
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                             2,200         2,024         6,327          5,980
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                           4            --             3             --
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                       $    3,791    $    3,444    $   10,804     $   10,092
====================================================================================================================================

CORE EARNINGS
                                                                               Third Quarter Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                           ---------------------------------------------------------
                                                                               2000          1999           2000           1999
                                                                           ---------------------------------------------------------
Worldwide Life
  Investment Products                                                      $      105    $       83    $      317     $      242
  Individual Life                                                                  19            19            57             51
  Group Benefits                                                                   23            21            63             57
  COLI                                                                              9             8            25             22
  Other                                                                            (4)          (12)           14            (33)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                              152           119           476            339
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Underwriting results
       Commercial                                                                 (30)          (32)         (125)          (127)
       Personal                                                                     5           (14)          (10)            31
       Reinsurance                                                                (28)          (35)          (52)           (44)
------------------------------------------------------------------------------------------------------------------------------------
     Total underwriting results                                                   (53)          (81)         (187)          (140)
     Net service fee and other income [1]                                           4             8             6             15
     Net investment income                                                        219           209           647            636
     Other expenses                                                               (55)          (53)         (157)          (164)
     Income tax (expense) benefit                                                  (7)            3            (9)           (26)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                            108            86           300            321
  International and Other Operations                                                5             4            14             19
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                               113            90           314            340
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                         (20)          (22)          (80)           (63)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CORE EARNINGS                                                          245           187           710            616
  Net realized capital gains (losses), after-tax                                    5            (1)           (9)            23
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      250    $      186    $      701     $      639
------------------------------------------------------------------------------------------------------------------------------------

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

NOTE 9.  SUBSEQUENT EVENT

On October 6, 2000, The Hartford reached an agreement in principle to sell its Netherlands based Zwolsche Algemeene NV (Zwolsche) subsidiary to Assurances Generales de France (AGF), a subsidiary of Allianz AG. The Company expects to receive proceeds of approximately $550, before costs of sale. Management plans to use the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (The Hartford or the Company) as of September 30, 2000, compared with December 31, 1999, and its results of operations for the third quarter and nine months ended September 30, 2000 compared with the equivalent 1999 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 1999 Form 10-K Annual Report.

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

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary          12
Worldwide Life                                                 14
Investment Products                                            15
Individual Life                                                16
Group Benefits                                                 16
Corporate Owned Life Insurance (COLI)                          17
Worldwide Property & Casualty                                  17
Commercial                                                     18
Personal                                                       18
Reinsurance                                                    18
International and Other Operations                             19
Environmental and Asbestos Claims                              19
Investments                                                    21
Capital Markets Risk Management                                22
Capital Resources and Liquidity                                23
Regulatory Matters and Contingencies                           24
Accounting Standards                                           25

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
TOTAL REVENUES                                                              $    3,791    $    3,444     $   10,804     $   10,092
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      250    $      186     $      701     $      639
Less:  Net realized capital gains (losses), after-tax                                5            (1)            (9)            23
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      245    $      187     $      710     $      616
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

Revenues for the third quarter and nine months ended September 30, 2000 increased $347, or 10%, and $712, or 7%, respectively, over the comparable prior year periods, primarily as a result of continued strong growth in fee income in the Investment Products and Individual Life segments, along with premium growth in Group Benefits, Personal, small commercial and Reinsurance.

Core earnings increased $58, or 31%, and $94, or 15%, for the third quarter and nine months ended September 30, 2000, respectively, from the comparable prior year periods. The increase for the quarter was due to higher fee income at Worldwide Life and a favorable pricing environment and lower level of catastrophe losses at Worldwide Property & Casualty. The increase for the nine month period was due to double-digit earnings growth across all segments in Worldwide Life partially offset by a decline in Worldwide Property & Casualty, primarily due to an increase in personal automobile loss costs, adverse loss development in reinsurance and expenses related to the commercial field office and claim reorganizations.

The effective tax rates for the third quarter and nine months ended September 30, 2000 were 22% and 18%, respectively, compared to 18% and 22%, respectively, for the comparable periods in 1999. During the second quarter of 2000, the Company reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations. Tax-exempt interest earned on invested assets was the principal cause of the effective tax rates being lower than the 35% U.S. statutory rate.

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



UNDERWRITING RESULTS                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------------------------------------
North American                                                                  2000           1999           2000           1999
                                                                           ---------------------------------------------------------
  Commercial                                                                $      (30)   $      (32)    $     (125)    $     (127)
  Personal                                                                           5           (14)           (10)            31
  Reinsurance                                                                      (28)          (35)           (52)           (44)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                   $      (53)   $      (81)    $     (187)    $     (140)
------------------------------------------------------------------------------------------------------------------------------------

The following is a summary of core earnings and net income (loss).

CORE EARNINGS                                                                   THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Worldwide Life
  Investment Products                                                       $       105   $       83     $      317     $      242
  Individual Life                                                                    19           19             57             51
  Group Benefits                                                                     23           21             63             57
  COLI                                                                                9            8             25             22
  Other                                                                              (4)         (12)            14            (33)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                152          119            476            339
Worldwide Property & Casualty
  North American                                                                    108           86            300            321
  International and Other Operations                                                  5            4             14             19
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                 113           90            314            340
Corporate                                                                           (20)         (22)           (80)           (63)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL CORE EARNINGS                                                      $       245   $      187     $      710     $      616
====================================================================================================================================

NET INCOME (LOSS)                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Worldwide Life
  Investment Products                                                       $       105   $       83     $      317     $      242
  Individual Life                                                                    19           19             57             51
  Group Benefits                                                                     23           21             63             57
  COLI                                                                                9            8             25             22
  Other                                                                              (4)         (12)           (14)           (33)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                152          119            448            339
Worldwide Property & Casualty
  North American                                                                    113           86            304            335
  International and Other Operations                                                  5            3             25             28
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                 118           89            329            363
Corporate                                                                           (20)         (22)           (76)           (63)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                         $       250   $      186     $      701     $      639
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


--------------------------------------------------------------------------------
WORLDWIDE LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY [1]                                                           THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
                                                                            -------------- -------------- -------------- -----------
Revenues                                                                    $    1,587    $    1,420     $    4,474     $    4,112
Expenses                                                                         1,435         1,301          4,026          3,773
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                $      152    $      119     $      448     $      339
Less:  Net realized capital losses, after-tax                                       --            --            (28)            --
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $      152    $      119     $      476     $      339
====================================================================================================================================

[1]    Worldwide Life excludes the effect of activities related to The HLI Repurchase, along with minority interest for pre-acquisition  periods, both of which are reflected in Corporate.

Revenues increased $167, or 12%, and $362, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in revenues were attributable to growth across each of Worldwide Life's primary operating segments, particularly the Investment Products segment, where related assets under management, which include mutual funds, grew 23% from this time last year to $119.2 billion. The revenue growth in the Investment Products segment was primarily due to higher fee income related to the individual annuity and mutual fund operations resulting from the increase in assets under management described above. Group Benefits and Individual Life also contributed to the increased revenues as a result of favorable persistency and strong sales. Additionally, for the third quarter the COLI segment's revenues increased primarily due to fees generated from strong sales. Partially offsetting the growth in the nine month period was a decline in the COLI segment's revenues primarily due to the declining block of leveraged COLI business.

Expenses increased $134, or 10%, and $253, or 7%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases in expenses were primarily related to growth in Worldwide Life's principal operating segments.

Core earnings increased $33, or 28%, and $137, or 40%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were led by the Investment Products segment where core earnings increased $22, or 27%, and $75, or 31%, for the respective third quarter and nine month periods. Additionally, the remaining three operating segments each reported earnings growth in excess of 10% for the nine month period. Worldwide Life also reported a benefit related to the settlement of certain federal tax matters of $24 for the second quarter of 2000 (see Note 6 (c) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in $32 of tax benefits for the nine months ended September 30, 2000. Excluding the tax items, core earnings increased $105, or 31%, for the nine months ended September 30, 2000.


--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2000           1999           2000           1999
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Revenues                                                                    $      605     $      517     $    1,777     $    1,499
Expenses                                                                           500            434          1,460          1,257
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $      105     $       83     $      317     $      242
====================================================================================================================================

                                                                                                              AS OF SEPTEMBER 30,
                                                                                                              2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                                                $   83,009     $   68,848
Other individual annuity account values                                                                        8,955          8,419
Other investment products account values                                                                      17,368         14,858
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                       109,332         92,125
Mutual fund assets under management                                                                            9,868          4,584
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                       $  119,200     $   96,709
====================================================================================================================================

Revenues in the Investment Products segment increased $88, or 17%, and $278, or 19%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity and mutual fund operations. Fee income generated by individual annuities increased $62, or 22%, and $198, or 24%, for the respective third quarter and nine month periods, as related account values grew $14.7 billion, or 19%, from September 30, 1999. The growth in individual annuity account values was mostly due to strong individual annuity sales (including $8.5 billion for the first nine months of 2000) and equity market appreciation. In addition, fee income from other investment products increased $27, or 59%, and $76, or 58%, for the respective third quarter and nine month periods, primarily driven by the Company's mutual fund operation, where assets under management increased $5.3 billion, or 115%, from September 30, 1999. This substantial growth was mostly due to strong sales (including $3.9 billion for the first nine months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity and mutual fund operations, expenses increased $66, or 15%, and $203, or 16%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $30, or 27%, and $74, or 23%, for the respective third quarter and nine month periods and other expenses which increased $26, or 23%, and $92, or 29%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management declined slightly for the third quarter and nine months ended versus the respective prior year periods.

Core earnings increased $22, or 27%, and $75, or 31%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the respective prior year periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment's earnings growth.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      164     $      148     $      475     $      421
Expenses                                                                           145            129            418            370
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $       19     $       19     $       57     $       51
====================================================================================================================================

                                                                                                              As of September 30,
                                                                                                              2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Variable life account values                                                                              $    3,019     $    2,101
Total account values                                                                                      $    5,879     $    4,925
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   30,787     $   21,122
Total life insurance in force                                                                             $   72,651     $   64,655
====================================================================================================================================

Revenues in the Individual Life segment increased $16, or 11%, and $54, or 13%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $15, or 15%, and $56, or 20%, for the respective third quarter and nine month periods, as variable life account values increased $918, or 44%, and variable life insurance in force increased $9.7 billion, or 46%, from September 30, 1999.

Expenses increased $16, or 12%, and $48, or 13%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in expenses were primarily due to a $9, or 14%, and $10, or 5%, increase in benefits, claims and claim adjustment expenses for the respective third quarter and nine month periods and other expenses which increased $8, or 40%, and $17, or 27%, over the respective prior year levels. These increases were associated with the growth in this segment as indicated above. Additionally, for the nine month period, amortization of deferred policy acquisition costs increased $20, or 22%, primarily associated with the growth in this segment's variable business.

Core earnings for the third quarter were consistent with the equivalent prior year period, as increased fee income was offset by higher mortality costs. Core earnings for the nine month period increased $6, or 12%, primarily due to higher fee income as year-to-date mortality experience was essentially in line with prior year.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      553     $      529     $    1,630     $    1,493
Expenses                                                                           530            508          1,567          1,436
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $       23     $       21     $       63     $       57
====================================================================================================================================

Revenues in the Group Benefits segment increased $24, or 5%, and $137, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily driven by growth in fully insured premiums, excluding buyouts, which increased $45, or 10%, and $149, or 12%, for the respective third quarter and nine month periods, due primarily to favorable persistency of the in force block of business, as well as new sales.

Expenses increased $22, or 4%, and $131, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $49, or 14%, and $140, or 13%, for the respective third quarter and nine month periods due to growth in this segment.

Core earnings increased $2, or 10%, and $6, or 11%, for the respective third quarter and nine month periods. These increases were driven by higher revenues and improved expense ratios (expenses as a percentage of earned premiums) excluding buyouts, which were partially offset by a slightly higher loss ratio (loss costs as a percentage of earned premiums).

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      239     $      220     $      574     $      659
Expenses                                                                           230            212            549            637
------------------------------------------------------------------------------------------------------------------------------------
  CORE EARNINGS                                                             $        9     $        8     $       25     $       22
====================================================================================================================================

                                                                                                              AS OF SEPTEMBER 30,
                                                                                                              2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Variable COLI account values                                                                              $   15,497     $   11,980
Leveraged COLI account values                                                                                  4,998          5,784
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   20,495     $   17,764
====================================================================================================================================

COLI revenues increased $19, or 9%, for the third quarter ended September 30, 2000, from the respective prior year period, while for the nine month period, revenues decreased $85, or 13%. The revenue increase in the third quarter was primarily due to an increase in fee income of $22, or 19%, associated with strong sales of $2.5 billion in the third quarter 2000. For the nine month period, revenues decreased primarily due to a decline in net investment income of $56, or 17%. This decline was primarily due to the leveraged COLI block of business, as related account values decreased $786, or 14%, as a result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996.

Expenses increased $18, or 8%, for the third quarter, while expenses for the nine month period decreased $88, or 14%, respectively, as compared to the equivalent prior year periods due to the factors described above.

Core earnings increased $1, or 13%, and $3, or 14%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily attributable to the variable COLI business where account values increased $3.5 billion, or 29%, as well as increased earnings associated with a block of leveraged COLI business recaptured in 1998.

--------------------------------------------------------------------------------
WORLDWIDE PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $    2,200    $    2,024     $    6,327     $    5,980
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      118    $       89     $      329     $      363
Less:  Net realized capital gains (losses), after-tax                                5            (1)            15             23
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $      113    $       90     $      314     $      340
====================================================================================================================================


Revenues for Worldwide Property & Casualty increased $176, or 9%, for the third quarter and $347, or 6%, for the nine months ended September 30, 2000 compared with the same prior year periods. The increases for the quarter and nine month periods were primarily the result of an increase in earned premiums of $142 and $329, respectively, due to growth in small commercial, specialty, Personal and Reinsurance. Also contributing to these increases was The Hartford's purchase during the quarter of the in force, new and renewal financial products business of Reliance Group Holdings, Inc. (Reliance). Contributing to the increase in earned premiums in Commercial and Reinsurance were improvements in the pricing environment as those markets continued to firm. For the quarter, an increase of $12 in net investment income and $10 in pre-tax net realized capital gains also contributed to the revenue increase.

Core earnings increased $23, or 26%, for the third quarter and decreased $26, or 8%, for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase for the quarter was primarily the result of improved underwriting results due to lower catastrophe losses, favorable impacts of Commercial pricing increases and improvement in the expense ratio. Partially offsetting these increases were adverse prior underwriting year loss development in Reinsurance and Commercial field and claim reorganization expenses in 2000. For the nine month period, the decrease was primarily due to an increase in Personal automobile loss costs, adverse loss development in Reinsurance and expenses related to the Commercial field office and claim reorganizations.

--------------------------------------------------------------------------------
COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      973    $      808     $    2,661     $    2,369
Underwriting results                                                        $      (30)   $      (32)    $     (125)    $     (127)
Combined ratio                                                                   101.7         104.7          103.1          105.5
====================================================================================================================================

Commercial written premiums increased $165, or 20%, for the third quarter and $292, or 12%, for the nine months ended September 30, 2000 compared with the same periods in 1999, as a result of new business and sales growth coupled with price increases in an improved commercial marketplace. The Hartford's purchase of the in force, new and renewal financial products business of Reliance during the quarter resulted in $93 of additional premium for the third quarter and nine months ended September 30, 2000. Select Customer, within small commercial, was up 17% and 19%, respectively, for the third quarter and nine months ended September 30, 2000. Enhanced product offerings, targeted geographic strategies and partnerships with other entities continued to be the primary drivers of the small commercial growth. For the nine months ended September 30, 2000, these increases were slightly offset by a 5% decrease in mid-market standard commercial business. The year-to-date decline in mid-market continues to reflect the effective execution of our underwriting initiatives. For the third quarter, mid-market experienced growth due to pricing strategies coupled with improved renewal retention.

Underwriting results improved $2, or 3.0 combined ratio points, for the third quarter, and improved $2, or 2.4 combined ratio points, for the nine months ended September 30, 2000 compared with the same prior year periods. The improvements were primarily the result of reduced loss ratios due to the continued effective execution of pricing actions and lower catastrophe losses compared to the prior year. A decrease in the other underwriting expense ratio, despite field and claim reorganization costs, also contributed to the lower combined ratio.

--------------------------------------------------------------------------------
PERSONAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                           $       686    $      651     $    1,991     $    1,846
Underwriting results                                                       $         5    $      (14)    $      (10)    $       31
Combined ratio                                                                    99.0         102.5          100.4           99.9
------------------------------------------------------------------------------------------------------------------------------------

Personal written premiums increased $35, or 5%, for the third quarter and $145, or 8%, for the nine months ended September 30, 2000 over the comparable prior year periods. Written premiums increased $24, or 7%, in the AARP program for the quarter, and $67, or 6%, for the nine month period. Standard agency written premiums increased $8, or 4%, for the quarter and $52, or 10%, for the nine months ended September 30, 2000. Affinity growth of $6, or 19%, for the quarter and $41, or 50%, for the nine month period included the Ford Motor Company and Ford Motor Credit Company account as well as the Sears, Roebuck & Co. account. Non-standard automobile written premiums through Omni decreased $3, or 4%, for the quarter and $15, or 7%, for the nine month period compared to prior year as a result of an expected reaction to rate increases in certain states.

Underwriting results increased $19 for the third quarter and decreased $41 for the nine month period, with a corresponding 3.5 point improvement in the combined ratio for the quarter and a 0.5 point increase for the nine months ended September 30, 2000 compared with 1999. The increase in underwriting results and related decrease in the combined ratio for the quarter were primarily due to lower catastrophe losses and improved loss cost trends. The decrease in underwriting results and related increase in the combined ratio for the nine month period were primarily due to increased Agency automobile loss costs. A 1.2 point decrease in the expense ratio for the nine months ended September 30, 2000 compared to 1999 reflects the continued trend of productivity gains from prior investments.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      190    $      169     $      645     $      561
Underwriting results                                                        $      (28)   $      (35)    $      (52)    $      (44)
Combined ratio                                                                   116.4         119.8          108.7          108.1
------------------------------------------------------------------------------------------------------------------------------------

Reinsurance written premiums increased $21, or 12%, for the third quarter and $84, or 15%, for the nine months ended September 30, 2000 compared with the same prior year periods. The third quarter increase was primarily due to successful pricing increases in a firming pricing environment in North America, as well as growth in new casualty programs business. The nine month increase was primarily due to continued execution of new business development strategies in the Alternative Risk Transfer line and in Europe, along with successful pricing increases in North America. Underwriting results improved $7, or 3.4 combined ratio points, for the third quarter primarily due to lower property catastrophe losses. For the nine months ended September 30, 2000, underwriting results decreased $8, with a corresponding 0.6 point increase in the combined ratio. This decrease was primarily due to continued adverse prior underwriting year loss development concentrated in a few classes of business, partially offset by lower property catastrophe losses.

--------------------------------------------------------------------------------
INTERNATIONAL AND OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            --------------------------------------------------------
                                                                                2000           1999           2000           1999
                                                                            --------------------------------------------------------
TOTAL REVENUES                                                              $      143    $      150     $      458     $      491
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $        5    $        3     $       25     $       28
Less:  Net realized capital gains (losses), after-tax                               --            (1)            11              9
------------------------------------------------------------------------------------------------------------------------------------
CORE EARNINGS                                                               $        5    $        4     $       14     $       19
====================================================================================================================================

INTERNATIONAL

International revenues were flat for the third quarter and down $26, or 7%, for the nine months ended September 30, 2000 over the comparable periods in 1999. Core earnings were flat for the third quarter and down $6, or 38%, compared to the same period in 1999, primarily due to a higher calendar year loss ratio in automobile business in Spain and unfavorable foreign exchange impacts. Overall, there was a negative foreign exchange impact of $3 for the nine months ended September 30, 2000.

In October 2000, The Hartford reached an agreement in principle to sell its Netherlands based Zwolsche subsidiary. (For a further discussion see the Capital Resources and Liquidity Section under Subsequent Events.)

OTHER OPERATIONS

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business.

Other Operations revenues decreased $7, or 19%, for the third quarter and $7, or 6%, for the nine months ended September 30, 2000 compared to the same prior year periods. Core earnings were relatively flat for the third quarter and the nine months ended September 30, 2000, compared to prior year.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the six months ended September 30, 2000 and the year ended December 31, 1999, was as follows (net of reinsurance):

                                                      ENVIRONMENTAL AND ASBESTOS
                                                 CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                                NINE MONTHS ENDED                            YEAR ENDED
                                                               SEPTEMBER 30, 2000                        DECEMBER 31, 1999
                                                    ------------------------------------------ -------------------------------------
                                                     Environmental    Asbestos      Total       Environmental    Asbestos     Total
                                                    ---------------- ----------- ------------- ---------------- ----------- --------
 Beginning liability                                $       995      $   607    $   1,602      $     1,144      $    648   $  1,792
 Claims and claim adjustment expenses incurred                5            5           10                7             4         11
 Claims and claim adjustment expenses paid                  (59)         (39)         (98)            (156)          (45)      (201)
 -----------------------------------------------------------------------------------------------------------------------------------
 ENDING LIABILITY [1]                               $       941      $   573    $   1,514      $       995      $    607   $  1,602
 ===================================================================================================================================

[1]  The ending  liabilities are net of reinsurance on reported and unreported claims of $1,334 and $1,506 for September 30, 2000 and December 31, 1999, respectively.  Gross of reinsurance as of September 30, 2000 and December 31, 1999, reserves for environmental  and asbestos were $1,522 and $1,326 and $1,609 and $1,499, respectively.

The Hartford believes that the environmental and asbestos reserves recorded at September 30, 2000 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new developments and methodologies as they become available for use in supplementing the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the effects of future changes in facts, legal and other issues could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

WORLDWIDE LIFE

Invested assets, excluding separate accounts, totaled $22.1 billion at September 30, 2000 and were comprised of $17.5 billion of fixed maturities, $3.6 billion of policy loans, and other investments of $1.0 billion. Invested assets, excluding separate accounts, totaled $21.8 billion at December 31, 1999 and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans, and other investments of $529. Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                     FIXED MATURITIES BY TYPE
-----------------------------------------------------------------
                           SEPTEMBER 30, 2000 DECEMBER 31, 1999
-----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------

Corporate                   $  7,456   42.5%  $  7,737    45.4%
ABS                            2,948   16.8%     2,508    14.7%
Commercial MBS                 2,492   14.2%     2,112    12.4%
Municipal - tax-exempt         1,338    7.6%     1,108     6.5%
MBS - agency                     920    5.3%       853     5.0%
CMO                              792    4.5%       592     3.5%
Gov't/Gov't agencies - For.      318    1.8%       339     2.0%
Gov't/Gov't agencies - U.S.      174    1.0%       229     1.3%
Municipal - taxable               79    0.5%       165     1.0%
Short-term                       821    4.7%     1,346     7.9%
Redeemable preferred stock       190    1.1%        46     0.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 17,528  100.0%  $ 17,035   100.0%
=================================================================

Short-term securities declined primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors, particularly ABS and Commercial MBS.

INVESTMENT RESULTS

The table below summarizes Worldwide Life's results.

                             THIRD QUARTER     NINE MONTHS ENDED
                          ENDED SEPTEMBER 30,    SEPTEMBER 30,
                          ----------------------------------------
(before-tax)                2000      1999       2000      1999
------------------------------------------------------------------
Net investment income -
  excluding policy loans $   324   $   291    $   944   $   865
Policy loan income            84        90        230       298
                          ----------------------------------------
Net invest. income -     $   408   $   381    $ 1,174   $ 1,163
  total
Yield on average
  invested assets [1]        7.4%      6.9%       7.0%      6.7%
Net realized capital     $    --   $    (5)   $   (43)  $    (5)
  losses
==================================================================
[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the third quarter and nine months ended September 30, 2000 increased 11% and 9% compared to the respective prior periods. The increases were primarily due to a higher interest rate environment which also resulted in an increase in yields on invested assets. Policy loan income decreased 7% and 23% over the same periods due to the decrease in leveraged COLI business.

Net realized capital losses for the third quarter ended September 30, 2000 decreased $5 compared to the prior year period. For the nine months ended September 30, 2000, net realized capital losses increased by $38 compared to the prior year period, primarily as a result of portfolio rebalancing in prior quarters.

WORLDWIDE PROPERTY & CASUALTY

Total invested assets were $17.8 billion at September 30, 2000 and were comprised of fixed maturities of $16.1 billion and other investments of $1.7 billion, primarily equity securities and limited partnerships. Total invested assets were $17.4 billion at December 31, 1999 and were comprised of fixed maturities of $15.8 billion and other investments of $1.6 billion, primarily equity securities and limited partnerships.

                    FIXED MATURITIES BY TYPE
 ----------------------------------------------------------------
                           SEPTEMBER 30, 2000 DECEMBER 31, 1999
----------------------------------------------------------------
TYPE                     FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
----------------------------------------------------------------

Municipal - tax-exempt      $  8,316   51.8%  $  8,160    51.5%
Corporate                      3,160   19.7%     3,104    19.6%
Commercial MBS                 1,098    6.8%       881     5.6%
Gov't/Gov't agencies - For.      970    6.0%     1,140     7.2%
ABS                              746    4.6%       596     3.8%
MBS - agency                     375    2.3%       445     2.8%
CMO                              202    1.3%       240     1.5%
Gov't/Gov't agencies - U.S.       75    0.5%       101     0.6%
Municipal - taxable               44    0.3%        54     0.4%
Short-term                       829    5.2%     1,003     6.3%
Redeemable preferred stock       241    1.5%       116     0.7%
----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 16,056  100.0%  $ 15,840   100.0%
================================================================

INVESTMENT RESULTS

The table below summarizes Worldwide Property & Casualty's results.

                             THIRD QUARTER     NINE MONTHS ENDED
                          ENDED SEPTEMBER 30,    SEPTEMBER 30,
                          ----------------------------------------
                            2000      1999       2000      1999
------------------------- --------- ---------- --------- ---------
Net investment income,
  before-tax             $   271   $   259    $  802    $   794
Net investment income,
  after-tax [1]          $   212   $   203    $  626    $   618
Yield on average
  invested assets,           6.2%      5.9%      6.2%       6.0%
  before-tax [2]
Yield on average
  invested assets,           4.9%      4.6%      4.8%       4.6%
  after-tax [1] [2]
Net realized capital
  gains (losses),        $     7   $    (3)   $   22    $    35
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

For the third quarter ended September 30, 2000, before- and after-tax net investment income increased by 5% and 4%, respectively. For the nine months ended September 30, 2000, both before- and after-tax net investment income increased by 1%. The increases were primarily due to an increase in partnership income, and to higher yields earned on reinvestment of cash flow in a higher interest rate environment.

Net realized capital gains for the third quarter ended September 30, 2000 increased by $10 and net realized capital gains for the nine months ended September 30, 2000 decreased by $13 compared to the respective prior year periods.

Increased equity gains were partially offset by fixed maturity losses for the third quarter ended September 30, 2000, and more than offset by fixed maturity losses for the nine months ended September 30, 2000.

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

WORLDWIDE LIFE

As of September 30, 2000 and December 31, 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.


               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                           SEPTEMBER 30, 2000  DECEMBER 31, 1999
------------------------------------------------------------------
CREDIT QUALITY           FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
------------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $  2,303     8.5% $  2,404     9.3%
 AAA                           4,589    17.0%    3,535    13.6%
 AA                            3,511    13.0%    3,199    12.3%
 A                             8,839    32.7%    8,731    33.6%
 BBB                           5,791    21.5%    5,816    22.4%
 BB & below                      745     2.8%      559     2.2%
 Short-term                    1,225     4.5%    1,728     6.6%
------------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 27,003   100.0% $ 25,972   100.0%
==================================================================

WORLDWIDE PROPERTY AND CASUALTY

As of September 30, 2000 and December 31, 1999, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

               FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------
                           SEPTEMBER 30, 2000 DECEMBER 31, 1999
-----------------------------------------------------------------
CREDIT QUALITY           FAIR VALUE  PERCENT  FAIR VALUE  PERCENT
-----------------------------------------------------------------

 U.S. Gov't/Gov't agencies  $    544     3.4% $    650     4.1%
 AAA                           6,672    41.5%    6,378    40.3%
 AA                            3,370    21.0%    3,298    20.8%
 A                             2,543    15.8%    2,613    16.5%
 BBB                           1,407     8.8%    1,240     7.8%
 BB & below                      691     4.3%      658     4.2%
 Short-term                      829     5.2%    1,003     6.3%
-----------------------------------------------------------------
   TOTAL FIXED MATURITIES   $ 16,056   100.0% $ 15,840   100.0%
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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.1 billion and $9.8 billion at September 30, 2000 and December 31, 1999, respectively.

For  a  further  discussion  of  market  risk  exposure,   including  derivative
instruments, please refer to The Hartford's 1999 Form 10-K Annual Report.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2000, the capital structure of The Hartford consisted of debt and equity, and as of December 31, 1999 also consisted of minority interest, summarized as follows:

                                                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            430       $           31
Long-term debt                                                                                      2,062                1,548
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,243                1,250
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          3,735       $        2,829
       -----------------------------------------------------------------------------------------------------------------------------
       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY  [1]                                 $             --       $          491
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss) on securities, net of tax                        $          6,660       $        5,664
Unrealized gain (loss) on securities, net of tax                                                       84                 (198)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          6,744       $        5,466
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         10,395       $        8,984
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                                56%                  50%
Debt to capitalization  [2] [3]                                                                        36%                  31%
------------------------------------------------------------------------------------------------------------------------------------

[1]    Excludes unrealized gain (loss) on securities, net of tax, of $(62) as of December 31, 1999.
[2]    Excludes unrealized gain (loss) on securities, net of tax.
[3]    Excluding QUIPS and TruPS, the debt to equity ratio was 37% and 28% and the debt to capitalization ratio was 24% and 18% as of September 30, 2000 and December 31, 1999, respectively.

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

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value, including the recognition of the present value of future gross profits to be earned (PVP) and a reduction of deferred policy acquisition costs. Amortization of fair value adjustments, excluding goodwill, will not have a material impact on the Company's ongoing results of operations.


Purchase consideration for the transaction was as follows:

Issuance of:
-----------
Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                    $  398
Long-term notes:
$250  7.75% notes due June 15, 2005                          244
$275  7.90% notes due June 15, 2010                          272
Commercial paper                                             400
-------------------------------------------------------------------
     Consideration raised                                  1,314
Other including conversion of HLI employee stock options
   and restricted shares                                     102
-------------------------------------------------------------------
     Total consideration                                  $1,416
===================================================================

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain (loss) on securities, net of tax, increased by $1.4 billion as of September 30, 2000 compared to December 31, 1999. This change was primarily the result of earnings and financing activities related to The HLI Repurchase, partially offset by dividends declared.

DEBT

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt. On June 23, 2000, The Hartford issued $400 of commercial paper. Proceeds on the debt issuances were used to partially fund The HLI Repurchase. For a further discussion of the debt, see Note 3 of Notes to Consolidated Financial Statements.

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus for the potential offering and sale of up to $1.127 billion in debt and equity securities. For a further discussion of the shelf registration, see Note 3(c) of Notes to Consolidated Financial Statements.

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

Dividends - On July 20, 2000, The Hartford declared a dividend on its common stock of $0.24 per share payable on October 2, 2000 to shareholders of record as of September 1, 2000.

Treasury stock - For the nine months ended September 30, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. Since the inception of the repurchase program, The Hartford has repurchased 5.9 million shares at a total cost of $243. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans and in the issuance of common stock described above. During the first quarter of 2000 and in conjunction with The HLI Repurchase, management elected to temporarily discontinue all repurchase activity indefinitely.

CASH FLOWS                                  NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                        --------------------------
                                              2000         1999
------------------------------------------------------------------
Cash provided by operating activities   $     1,590  $       435
Cash (used for) provided by investing
  activities                            $    (1,625) $     2,623
Cash provided by (used for) financing
  activities                            $       100  $    (3,042)
Cash - end of period                    $       235  $       135
------------------------------------------------------------------

The increase in operating cash flow was primarily the result of growth in Worldwide Life business. The decrease in cash used for financing activities was attributable to financing for The HLI Repurchase as well as a lower level of disbursements for investment type contracts related to the leveraged block of COLI business. The financing activities, along with the increase in cash provided by operating activities, accounted for the change in cash from investing activities.

SUBSEQUENT EVENT

On October 6, 2000, The Hartford reached an agreement in principle to sell its Netherlands based Zwolsche subsidiary to Assurances Generales de France (AGF), a subsidiary of Allianz AG. The Company expects to receive proceeds of approximately $550, before costs of sale. Management plans to use the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Each of The Hartford's domiciliary states has adopted the SAP and the Company will make the necessary changes required for implementation. The Company is in the process of determining the impact, if any, that the SAP will have on the statutory financial statements of The Hartford's insurance subsidiaries.

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

YEAR 2000

Status and Contingency Plans

As of September 30, 2000, The Hartford had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. Nonetheless, The Hartford has developed certain contingency plans in order to avoid or minimize any Year 2000-related problems should they occur in the future. Each business segment has identified certain business disruption scenarios that, if they were to occur, could create significant problems in its respective critical functions. Each segment has developed a corresponding contingency plan to respond to such problems. The Hartford will continue to assess Year 2000 issues, if any, on its business functions and will review and revise its contingency plans related thereto as circumstances warrant.

Year 2000 Costs

The Hartford did not incur, during the quarter and nine months ended September 30, 2000, any significant costs related to its Year 2000 efforts.

Insurance Claims

As an insurer, The Hartford has received claims from insureds who have incurred or may incur losses as a result of Year 2000 issues. Insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. The Hartford does not currently believe that the claim and claim adjustment expenses related to such claims will have a material impact upon The Hartford's financial condition or results of operations.

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

In October 2000, the definitive terms of a stipulation of settlement were agreed by the parties in the Delaware Chancery Court (the Court) actions reported in the Company's March 31 and June 30, 2000 Form 10-Q's concerning The HLI Repurchase. The stipulation of settlement takes into account the increased compensation paid for the HLI public shares and provides for a release by all class members and named plaintiffs of all claims that were or could have been brought concerning The HLI Repurchase. The stipulation of settlement is subject to preliminary approval by the Court, after which notice will be given to the members of the proposed settlement class of their right to appear in court and contest final court approval of the settlement. Upon the Court's final approval, the settlement provides that the Company will pay plaintiffs' attorneys' fees and costs of up to $2 as awarded by the Court.

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

ITEM 5.  OTHER INFORMATION

The Hartford's 2001 Annual Meeting of Shareholders, previously scheduled to be held on Thursday, May 17, 2001, has been rescheduled and will be held on Thursday, April 19, 2001.

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





NOVEMBER 13, 2000

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





          Exhibit #
          ---------

            10.1 Employment Agreement dated July 1, 2000 between The Hartford and Thomas M. Marra is filed herewith.

            27          Financial Data Schedule is filed herewith.