Form 10-K
period 2000-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2001-03-23
CIK 874766

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
          For the fiscal year ended December 31, 2000

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

     Common Stock, par value $0.01 per share
     6.375% Notes due November 1, 2002
     7.75% Notes due June 15, 2005
     6.375% Notes due  November 1, 2008
     7.90% Notes due June 15, 2010
     7.30% Debentures due November 1, 2015
     7.70% Cumulative Quarterly Income Preferred Securities, Series A, issued by Hartford Capital I
     8.35% Cumulative Quarterly Income Preferred Securities, Series B, issued by Hartford Capital II

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, there were outstanding 236,640,967 shares of Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $15,025,144,711 based on the closing price of $63.85 per share of the Common Stock on the New York Stock Exchange on February 28, 2001.

                      Documents Incorporated by Reference:

================================================================================
Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                    CONTENTS



              ITEM    DESCRIPTION                                           PAGE

PART I          1     Business of The Hartford                                 2
                2     Properties                                              13
                3     Legal Proceedings                                       13
                4     Submission of Matters to a Vote of Security Holders     13

PART II         5     Market for The Hartford's Common Stock and Related
                         Stockholder Matters                                  13
                6     Selected Financial Data                                 14
                7     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  15
               7A     Quantitative and Qualitative Disclosures About
                         Market Risk                                          47
                8     Financial Statements and Supplementary Data             47
                9     Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure               47

PART III       10     Directors and Executive Officers of The Hartford        47
               11     Executive Compensation                                  47
               12     Security Ownership of Certain Beneficial Owners
                         and Management                                       47
               13     Certain Relationships and Related Transactions          47

PART IV        14     Exhibits, Financial Statements, Schedules and
                         Reports on Form 8-K                                  47
                      Signatures                                            II-1
                      Exhibits Index                                        II-2

PART I

ITEM 1.  BUSINESS OF THE HARTFORD
(Dollar amounts in millions, except for share data, unless otherwise stated)

GENERAL

The Hartford Financial Services Group, Inc. (together with its subsidiaries, "The Hartford" or the "Company") is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 2000, total assets and total stockholders' equity of The Hartford were $171.5 billion and $7.5 billion, respectively.

ORGANIZATION

The Hartford strives to maintain and enhance its position as a market leader within the financial services industry and to maximize shareholder value. The
Company pursues a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry.

The Hartford Financial Services Group, Inc., a Delaware corporation, was formed in December 1985 as a wholly-owned subsidiary of ITT Corporation ("ITT"). On December 19, 1995, ITT distributed all of the outstanding shares of The Hartford Financial Services Group, Inc. to ITT shareholders of record in an action known herein as the Distribution. As a result of the Distribution, The Hartford became an independent, publicly traded company.

As a holding company that is separate and distinct from its insurance subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford
Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.

Pursuant to its initial public offering of Class A common stock on May 22, 1997 (the "Offering") of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI. On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own ("The HLI Repurchase"). As a result, HLI again became a wholly-owned subsidiary of The Hartford. Additional information on The HLI Repurchase may be found in the Capital Resources and Liquidity section of the ("MD&A") and Note 2 of Notes to Consolidated Financial Statements.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary. The Hartford retained ownership of Excess Insurance Company Limited, London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. subsidiary to Assurances Generales de France, a subsidiary of Allianz AG. The Hartford received $547, before costs of sale.
Management used the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

On January 25, 2001, The Hartford agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be recorded as a purchase transaction.

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros, to Liberty International, a subsidiary of Liberty Mutual Group. The Hartford received $29, before costs of sale.

REPORTING SEGMENTS

The Hartford is organized into two major operations: Worldwide Life and Worldwide Property & Casualty. Within these operations, The Hartford conducts business principally in eight operating segments. Additionally, all activities related to The HLI Repurchase, the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

Worldwide Life, headquartered in Simsbury, Connecticut, is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee

Benefits) and Corporate Owned Life Insurance ("COLI"). Worldwide Life also includes in an Other category its international operations, which are primarily located in Latin America and the Far East, and corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

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

The following is a description of Worldwide Life and Worldwide Property & Casualty along with each of their segments, including a discussion of principal products, marketing and distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A and
Note 18 of Notes to Consolidated Financial Statements.

WORLDWIDE LIFE

Worldwide Life's business is conducted by HLI, a leading financial services and insurance organization. Through Worldwide Life, The Hartford provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of individual variable annuities based on sales for the year ended December 31, 2000 and the third largest writer of group disability insurance based on sales for the nine months ended September 30, 2000. In addition, the Company offers a retail-oriented mutual fund family that is the fastest in history to reach $10 billion in assets. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of The Hartford's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. The Company is the third largest consolidated life insurance group based on statutory assets as of December 31, 1999. In the past year, Worldwide Life's total assets under management, which include $11.4 billion of third-party assets invested in the Company's mutual funds, increased 7% to $155.1 billion at December 31, 2000. Worldwide Life generated $6.0 billion in revenues and net income of $575 in 2000.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Worldwide Life maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account values reduced by more than half, declining from 43 basis points in 1992 to 21 basis points in 2000. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, The Hartford was awarded the 2000 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the fifth consecutive year. The Hartford is the only company to receive this prestigious award in every year of the award's existence. Also, The Hartford Mutual Funds, Inc. have been named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR Inc.

RISK MANAGEMENT

Worldwide Life's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2000, the Company had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

INVESTMENT PRODUCTS

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1995 to December 31, 2000, this segment's assets under management grew to $116.0 billion from $43.9 billion, a five year compounded annual growth rate of 21%. Investment Products generated revenues of $2.4 billion, $2.0 billion and $1.8 billion in 2000, 1999 and 1998, respectively, of which individual annuities accounted for $1.5 billion, $1.4 billion and $1.1 billion of total Investment Products revenues in 2000, 1999 and 1998, respectively. Net income in the Investment Products segment was $424 in 2000, a 28% increase over 1999.

The Hartford sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Hartford is a market leader in the annuity industry with sales of $10.7 billion, $10.9 billion and $10.0 billion in 2000, 1999 and 1998, respectively. According to Variable Annuity and Research Data

Service ("VARDS"), The Hartford was the number one writer of individual variable annuities in the United States for 2000, 1999 and 1998 with sales of $9.0 billion, $10.3 billion and $9.9 billion, respectively. In addition, the Company was the number one seller of individual variable annuities through banks in 2000, 1999 and 1998, according to Kenneth Kehrer Associates (a leading consultant to banks).

The Company's total account value related to individual annuity products was $87.2 billion as of December 31, 2000. Of this total account value, $78.2 billion, or 90%, related to individual variable annuity products and $9.0 billion, or 10%, related primarily to fixed MVA annuity products.

The Hartford is emerging as a significant participant in the mutual fund business. The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "Section 401(k)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs").

As previously mentioned, in January 2001, The Hartford agreed to acquire the annuity and mutual fund businesses of Fortis. This acquisition is expected to increase assets under management in the Company's fast growing mutual fund business by over 30%, as well as solidify the Company's number one position in variable annuities. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products
------------------

Individual Variable Annuities -- The Hartford earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 8% of the contract's initial deposit less withdrawals which reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets in 2000, 1999 and 1998 did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $78.2 billion as of December 31, 2000, has grown significantly from $13.1 billion as of December 31, 1994 due to strong net cash flow, the result of a high level of sales, low levels of surrenders and equity market appreciation. Approximately 96% and 95% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2000 and 1999, respectively.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"), Putnam Financial Services, Inc. ("Putnam"), American Funds, MFS Investment Management ("MFS"), Franklin Templeton Group and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's top twenty leading variable annuities, (based on sales for the year ended 2000), The Director(R) and Putnam Hartford Capital Manager Variable Annuity, are sponsored by The Hartford and are managed in part by Wellington and Putnam, respectively. The Hartford Leaders, a multi-manager variable annuity introduced in July 1999, combines the product manufacturing, wholesaling and service capabilities of The Hartford with the investment management expertise of three of the nation's most successful investment management organizations, American Funds, Franklin Templeton Group and MFS. The Hartford Leaders has proved to be a strong product from inception and is poised to join The Director(R) and Putnam Hartford Capital Manager Variable Annuity as an industry leader.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities increased during 2000 as a result of the higher interest rate environment making 2000 the best sales year for this product since 1995. Account values of fixed MVA annuities were $9.0 billion and $8.4 billion as of December 31, 2000 and 1999, respectively.

Mutual Funds -- In September 1996, the Company launched a new family of retail mutual funds. The Company provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. These funds are managed by Wellington and Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. The Company has entered into agreements with over 750 financial services firms to distribute these mutual funds.

The Company charges management fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

According to Strategic Insight (a mutual fund research and consulting organization), The Hartford Mutual Funds, Inc. reached $10 billion in assets faster than any other retail-oriented fund family in history. Eight of the fourteen funds have Morningstar ratings and all eight have three-, four- or five- star ratings as of December 31, 2000. Total retail mutual fund sales were $5.2 billion, $3.3 billion and $1.6 billion in 2000, 1999 and 1998, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. As of December 31, 2000, the Company administered over 1,400 Section 401(k) plans.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2000, the Company administered over 2,000 Section 457 plans.

Institutional Liabilities -- The Company also sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Marketing and Distribution
--------------------------

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated).

The Hartford maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2000, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), a primary wholesaler of the Company's individual annuities and mutual funds. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes The Hartford's fixed and variable annuities, mutual funds and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. This acquisition secured an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition
-----------

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. As a result of court decisions and regulatory actions, national banks may become more significant competitors in the future for insurers which sell annuities. The 1999 Gramm-Leach-Bliley Act ("the Financial Services Modernization Act"), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Life insurance in force increased 13% to $75.1 billion as of December 31, 2000 from $66.7 billion as of December 31, 1999. Account values grew 8% to $5.8 billion as of December 31, 2000 from $5.4 billion as of December 31, 1999. The Individual Life segment generated revenues of $640, $584 and $567 in 2000, 1999 and 1998, respectively. Net income in the Individual Life segment was $79 in 2000, an 11% increase over 1999.

As previously mentioned, in January 2001, The Hartford agreed to acquire the U.S. individual life insurance business of Fortis. This acquisition will add significant scale to the Company's individual life business, and according to data provided by Tillinghast-Towers Perrin, HLI will move to third largest from fifth largest writer of variable life insurance in the United States based upon new premium sales. It will also broaden the Company's reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 3,000 registered representatives. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products
------------------

The trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products, in which The Hartford has been on the leading edge. In 2000, of the Company's new sales of individual life insurance, 89% was variable life and 10% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $2.9 billion and $2.6 billion as of December 31, 2000 and 1999, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $2.1 billion and $2.0 billion as of December 31, 2000 and 1999, respectively.

Marketing and Distribution
--------------------------

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale The Hartford's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of The Hartford, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years to over 210 individuals and expects to continue to increase the number of wholesalers in the future.

Competition
-----------

The Individual Life segment competes with approximately 1,500 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by Life Insurance Marketing and Research Association ("LIMRA"), the Company, based on sales, was the third largest provider of group disability insurance and the fourth largest writer of group term life insurance in the United States for the nine months ended September 30, 2000. Generally, policies sold in this segment are term insurance, typically with one or two year rate guarantees. These rate guarantees allow the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. As of December 31, 2000 and 1999, the Company had group disability reserves of $2.0 billion and $1.8 billion and group life reserves of $601 and $560, respectively. The Group Benefits segment generated revenues of $2.2 billion, $2.0 billion and $1.8 billion in 2000, 1999 and 1998, respectively, of which group disability insurance accounted for $939, $860 and $763 and group life insurance accounted for $687, $654 and $593 of total Group Benefits revenues in 2000, 1999 and 1998, respectively. Net income in the Group Benefits segment was $90 in 2000, a 14% increase over 1999.

Principal Products
------------------

Group Disability -- The Hartford is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the "small case" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

The Hartford has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the employee reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

Group Life -- Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waivers and accidental death and dismemberment coverage to employee groups.

Other -- The Hartford provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company provides Medicare Supplement, travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual members of various associations as well as employee groups.

Marketing and Distribution
--------------------------

The Hartford uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company expanded its sales office system during 1999, by increasing the sales force and the number of sales offices by about 25% and 15%, respectively. The Company will continue to expand the system over the coming years in areas that have the highest growth potential. The Company will also continue to develop alternative distribution channels to sell its products, such as sales to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations. In keeping with its strategy of developing multiple distribution channels, the Company signed an agreement in January 2001 with Wausau Benefits, Inc., the country's tenth largest third-party administrator, to sell its group life and group disability products.

Competition
-----------

Competitive factors primarily affecting Group Benefits are the variety and quality of products offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years, while other major carriers have exited the market.

CORPORATE OWNED LIFE INSURANCE ("COLI")

The Hartford is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 ("HIPA Act of 1996"), the
Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Variable COLI account values were $15.9 billion and $12.4 billion as of December 31, 2000 and 1999, respectively.

Leveraged COLI account values decreased to $5.0 billion as of December 31, 2000 from $5.7 billion as of December 31, 1999, primarily due to the HIPA Act of 1996. Although COLI revenues decreased in 2000 to $767 from $831 in 1999, COLI net income increased 13%, to $34 in 2000.

WORLDWIDE PROPERTY & CASUALTY

The Hartford has the tenth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 1999 according to A.M. Best. Worldwide Property & Casualty generated $8.7 billion in revenues, $7.3 billion in written premiums and $494 in net income in 2000. Total assets for Worldwide Property & Casualty were $27.1 billion as of December 31, 2000.

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

COMMERCIAL

The Commercial segment provides insurance coverages to commercial accounts primarily throughout the United States. Commercial is organized into three customer markets: Business Insurance, Commercial Affinity and Commercial Specialty.

Business Insurance provides standard commercial business for small accounts ("Select Customer") and mid-sized insureds ("Key Accounts"). Commercial Affinity provides commercial risk management products and services to small and mid-sized members of affinity groups and customers of financial institutions. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients ("Major/National") and insureds requiring a variety of specialized coverages. The Commercial segment had written premiums of $3.5 billion, $3.2 billion and $3.2 billion in 2000, 1999 and 1998, respectively. Underwriting losses for 2000, 1999 and 1998 were $153, $171 and $213, respectively.

Principal Products
------------------

The Commercial segment offers workers' compensation, property, automobile, liability, financial products, marine, agricultural and bond coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided.

Marketing and Distribution
--------------------------

The Commercial segment provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional and district office locations and insurance centers. The segment markets its products nationwide utilizing a variety of distribution networks including approximately 5,400 independent agents as well as wholesalers and direct marketing including trade associations, customers of financial institutions and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

Competition
-----------

The commercial insurance industry continues to be a highly challenging and competitive environment in which the Commercial segment competes with other stock insurance companies, self insurers and other underwriting organizations. This competitive environment is created by price competition, consolidation and globalization of companies, excess capital within the commercial insurance industry, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction. In 2000, market conditions in the commercial industry have improved as a result of a firming pricing environment.

PERSONAL

The Hartford ranks among the largest carriers of personal lines insurance. The Personal segment provides insurance coverages to individuals throughout the United States. Personal is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni Insurance Group, Inc. ("Omni"), which was acquired in 1998; customers of Sears, Roebuck & Co. ("Sears") and Ford Motor Company and Ford Motor Credit Company (collectively, "Ford") as well as customers of financial institutions through an affinity center which began in 1996; and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through the year 2002 for automobile, homeowners and home-based business and through 2007 for Health Care Options. These agreements provide the Personal segment with an important competitive advantage. The Personal segment had written premiums of $2.6 billion, $2.5 billion and $2.2 billion in 2000, 1999 and 1998, respectively. Underwriting income for 2000, 1999 and 1998 were $2, $34 and $77, respectively.

Principal Products
------------------

The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals across North America, including a special program designed exclusively for members of AARP.

Marketing and Distribution
--------------------------

The Personal segment reaches diverse markets through multiple distribution channels. The segment markets directly to the 33 million members of AARP, sells its products through independent agents and also markets through affinity groups, including Sears, Ford and financial institutions.

Competition
-----------

The personal lines marketplace continues to be competitive, especially in the personal automobile line. Over the last two years, intense price competition, upward trends in loss costs and the significant expense of establishing alternative distribution channels have caused underwriting results to decrease. The personal lines marketplace reported a combined ratio of 108.9 for the first nine months of 2000, according to A.M. Best. In the absence of renewal price increases by competitors, attracting new customers becomes more difficult, forcing companies to offer greater price incentives and product features and to increase advertising costs.

A major competitive advantage of the Personal segment is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through 2002. Favorable "baby boomer" demographics are expected to increase AARP membership during this period. The Personal segment's relationship with AARP was further strengthened when it was awarded a contract, effective January 1, 1998, to provide customer service for all health insurance products offered through AARP's Health Care Options. The Hartford's contract with Sears entered into in 2000, joins two major brands in marketing automobile, homeowners, and home-based business, further enhancing The Hartford's reputation and competitive advantage.

REINSURANCE

The Hartford is a major global reinsurer, with operations in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. The Reinsurance segment had written premiums of $826, $703 and $711 in 2000, 1999 and 1998, respectively. Underwriting losses for 2000, 1999 and 1998 were $73, $48 and $36, respectively.

Principal Products
------------------

The  Reinsurance   segment  offers  a  full  range  of  treaty  and  facultative reinsurance products including property, casualty, marine, fidelity, finite risk, including alternative risk transfer, and specialty coverages.

Marketing and Distribution
--------------------------

The Reinsurance segment assumes insurance from other insurers, primarily through reinsurance brokers in the worldwide reinsurance market.

Competition
-----------

The worldwide property and casualty reinsurance market remains extremely competitive with consolidation in the market creating fewer, but stronger, competitors. Also, nontraditional solutions are beginning to emerge, which complement traditional reinsurance products. The pricing environment in the worldwide reinsurance market continued to improve throughout 2000.

INTERNATIONAL AND OTHER OPERATIONS

Worldwide  Property &  Casualty's  International  operations  have  historically consisted primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. The Company's strategic shift to emphasize growth opportunities in international asset accumulation businesses has resulted in the sale of the majority of its international property and casualty operations. London & Edinburgh, located in the United Kingdom, was sold by The Hartford in November 1998. Zwolsche, located in the Netherlands, Belgium and Luxembourg, was sold in December 2000. Hartford Seguros, located in Spain, was sold in February 2001. Worldwide Property & Casualty's remaining International operation is The Hartford Insurance Company (Singapore), Ltd. (formerly People's Insurance Company, Ltd. ("Singapore Insurance")), of which The Hartford owned an 80% interest at December 31, 2000, after acquiring an additional 31% in December 2000.

Worldwide Property & Casualty's Other Operations consist of the property and casualty insurance operations of The Hartford which have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd., headquartered in Bermuda; and Excess Insurance Company Limited, located in the United Kingdom.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds primarily related to policies written and reinsured prior to 1985. As such, Other
Operations have no new product sales, distribution systems, or competitive issues.

The International and Other Operations segment generated revenues of $602, $661 and $1.8 billion in 2000, 1999 and 1998, respectively. Net income for 2000, 1999 and 1998 were $28, $33 and $97, respectively.

Principal Products
------------------

Singapore Insurance writes property and casualty products, primarily automobile. Zwolsche offered property and casualty, life and asset management products and services. Hartford Seguros provided both personal and commercial lines property and casualty, and life insurance products.

Methods of Distribution
-----------------------

The International operations conducts its business primarily through independent brokers who are compensated on a commission basis. Zwolsche distributed its products through various financial institutions.

Competition
-----------

Singapore is a relatively small market with traditional local companies as well as a large foreign presence primarily through branch operations. Competition is very strong in most product lines with pricing set freely by the market.

WORLDWIDE LIFE RESERVES

In accordance with applicable insurance regulations under which Worldwide Life operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Worldwide Life Reserves may be found in the Reserves section of the MD&A.

WORLDWIDE PROPERTY & CASUALTY RESERVES

The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not yet reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. For the year ended December 31, 2000, there were no changes to these reserving assumptions that had a significant impact on the reserves or results of operations.

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

The Hartford continues to receive claims that assert damages from environmental pollution and related clean-up costs and injuries from asbestos and asbestos-related products. Due to deviations from past experience and a variety of social, economic and legal issues, the Company's ability to estimate the future policy benefits, unpaid claims and claim adjustment expenses is significantly impacted. A study which reviewed and identified environmental and asbestos exposures in the United States was performed in 1996 and is discussed in the Environmental and Asbestos Claims section of the MD&A.

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $396 and $480 as of December 31, 2000 and 1999, respectively, and amortization of the discount had no material effect on net income during 2000, 1999 and 1998.

As of December 31, 2000, statutory basis property and casualty reserves for claims and claim adjustment expenses exceeded those reported under Generally Accepted Accounting Principles ("GAAP") by $10. The primary differences resulted from the discounting of GAAP-basis workers' compensation reserves at risk free interest rates which exceeded the required statutory discount rates set by regulators, and the required exclusion from statutory reserves of assumed retroactive reinsurance.

There were no significant changes in the mix of the Company's business which have impacted property and casualty claims and claim adjustment expense reserves; nor has the Company completed any significant portfolio loss transfers, structured settlements or other transactions which would change claim payment patterns.

The Company had no unusually large property and casualty insurance losses or gains for the year ended December 31, 2000.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 1(h) of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows.


                        PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                      1990     1991     1992     1993    1994     1995     1996     1997     1998    1999     2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [2]       $8,887  $9,204  $10,498  $10,717  $10,776 $11,063  $12,242  $12,297  $12,485  $12,122 $11,963
CUMULATIVE PAID CLAIMS AND CLAIM
  EXPENSES
  One year later                        2,584   2,684    2,596    2,578    2,654   2,434    2,569    2,475    2,939    2,982      --
  Two years later                       4,341   4,350    4,282    4,207    4,179   4,022    4,099    4,256    4,420       --      --
  Three years later                     5,490   5,550    5,433    5,268    5,286   5,074    5,412    5,146       --       --      --
  Four years later                      6,325   6,396    6,229    6,112    6,040   6,097    5,981       --       --       --      --
  Five years later                      6,961   7,020    6,895    6,682    6,877   6,485       --       --       --       --      --
  Six years later                       7,456   7,569    7,354    7,391    7,153      --       --       --       --       --      --
  Seven years later                     7,913   7,954    7,987    7,608       --      --       --       --       --       --      --
  Eight years later                     8,256   8,532    8,160       --       --      --       --       --       --       --      --
  Nine years later                      8,795   8,680       --       --       --      --       --       --       --       --      --
  Ten years later                       8,919      --       --       --       --      --       --       --       --       --      --
LIABILITIES REESTIMATED
  One year later                        9,174  10,535   10,757   10,811   11,019  12,025   12,217   12,119   12,280   12,090      --
  Two years later                      10,512  10,866   10,970   11,009   12,142  12,023   12,096   11,840   12,050       --      --
  Three years later                    10,818  11,095   11,182   12,094   12,127  11,947   11,919   11,575       --       --      --
  Four years later                     11,094  11,417   12,304   12,157   12,113  11,820   11,710       --       --       --      --
  Five years later                     11,427  12,515   12,406   12,184   12,082  11,706       --       --       --       --      --
  Six years later                      12,516  12,642   12,462   12,165   11,998      --       --       --       --       --      --
  Seven years later                    12,619  12,757   12,414   12,127       --      --       --       --       --       --      --
  Eight years later                    12,739  12,710   12,409       --       --      --       --       --       --       --      --
  Nine years later                     12,701  12,691       --       --       --      --       --       --       --       --      --
  Ten years later                      12,671      --       --       --       --      --       --       --       --       --      --
DEFICIENCY (REDUNDANCY)                $3,784  $3,487   $1,911   $1,410   $1,222    $643    $(532)   $(722)   $(435)    $(32)    $--
------------------------------------------------------------------------------------------------------------------------------------

                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                                                         1994     1995     1996     1997     1998    1999     2000
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE  [2]                                                         $10,776 $11,063  $12,242  $12,297  $12,485  $12,122 $11,963
  Reinsurance recoverables                                                 5,156   4,829    4,357    3,996    3,280    3,267   3,452
------------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                                                       $15,932 $15,892  $16,599  $16,293  $15,765  $15,389 $15,415
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                                  $11,998 $11,706  $11,710  $11,575  $12,050  $12,090
  Reestimated reinsurance                                                  5,578   4,817    4,154    3,878    3,423    3,687
  recoverables
------------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE                                           $17,576 $16,523  $15,864  $15,453  $15,473  $15,777
------------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY (REDUNDANCY)                                        $1,644    $631    $(735)   $(840)   $(292)    $388
------------------------------------------------------------------------------------------------------------------------------------

[1] The above  tables  exclude  Zwolsche as a result of its sale on December 22,
    2000 and London & Edinburgh as a result of its sale on November 16, 1998. [2] The above tables exclude the liabilities and claim developments for reinsurance coverage written for affiliated parties.

                                                                          1994    1995     1996     1997     1998    1999     2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities, net and gross of reinsurance for unpaid claims and claim
  adjustment expenses excluded                                              $495     $550    $500     $505     $501     $456    $459
------------------------------------------------------------------------------------------------------------------------------------

Included  in the  tables  above is the  impact of the  change in The  Hartford's method of discounting to present value certain workers'  compensation  reserves, principally for permanently  disabled claimants,  which was effective January 1, 1994.

The following table reconciles the Loss Development Table to the Consolidated Financial Statements:

                                     2000      1999       1998
------------------------------------------------------------------
Loss Development Table:
  Gross reserves                  $   15,415  $ 15,389 $  15,765
  Exclusion of Zwolsche                   --       169       183
  Reinsurance - affiliated parties       459       456       501
------------------------------------------------------------------
Gross reserves per Consolidated
  Financial Statements (see Note
  1 (h))                          $   15,874  $ 16,014 $  16,449
------------------------------------------------------------------

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

In accordance with normal industry practice, Worldwide Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2000, the maximum amount of life insurance retained on any one life by any one of the life operations was approximately $2.5.

In 2000, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. Also in 2000, there were no specific reinsurance transactions that had a material effect on earnings or reserves.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are primarily divided between Worldwide Life and Worldwide Property & Casualty. The investment activities of both the Worldwide Life and Worldwide Property & Casualty operations are managed based on the underlying characteristics and nature of their respective liabilities.

The primary investment objective of Worldwide Life's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations.

The investment objective for the majority of Worldwide Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. For Worldwide Property & Casualty's Other Operations, the investment objective is to ensure the full and timely payment of all liabilities. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

For a further discussion of The Hartford's approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Note 3 of Notes to Consolidated Financial Statements.

REGULATION AND PREMIUM RATES

Although there has been some deregulation with respect to large commercial insureds in recent years, insurance companies, for the most part, are still subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

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

The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford's international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to the generally less restrictive domestic insurance regulations.

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

NAIC CODIFICATION

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Codification".

YEAR 2000

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

The Hartford had approximately 26,600 employees as of February 28, 2001.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 2001 Proxy Statement. Set forth below is information about other executive officers of the Company:

BRENDA FURLONG, 52, became Chief Investment Officer of the Company and President of Hartford Investment Management Company ("HIMCO"), a wholly-owned subsidiary of the Company, effective October 1, 1999. Previously, Ms. Furlong was Senior Vice President, Capital Planning and Development with responsibility for mergers and acquisitions, strategic planning and capital allocation. Prior to joining the Company in 1996, she was Vice President and Treasurer of Sheraton Corp. and held senior positions at several ITT Corporation companies. Ms. Furlong began her career at State Street Bank and Trust, where she was a commercial lending officer.

JOHN N. GIAMALIS, 43, is Senior Vice President and Controller of the Company. Mr. Giamalis joined the Company in January 1997, functioning as Corporate Controller and Director, Financial Reporting and Analysis. He was appointed in mid-1998 to the position of Deputy Controller. Prior to joining the Company, Mr. Giamalis held senior financial positions in the insurance and technology industries. Previously, he served in public accounting positions, including as Senior Manager with responsibility for insurance, securities and middle market clients for Deloitte & Touche. He holds a B.S. degree in business administration and a Master of professional accountancy from West Virginia University. He is a member of the American Institute and Connecticut Society of Certified Public Accountants.

RANDALL I. KIVIAT, 50, has held the position of Group Senior Vice President of Human Resources for the Company since June 1999. Since joining the Company in 1982, he has held positions of increasing responsibility, including Director of Payroll, Director of Employee Benefits, and Vice President of Human Resources Services.

EDWARD L. MORGAN, 57, has held the position of Group Senior Vice President, Corporate Relations and Government Affairs, of the Company since 1998. Previously, he was Senior Vice President, Corporate Relations and Public Affairs since 1995. Mr. Morgan also has held the position since 1993 of Senior Vice President, Corporate Relations and Public Affairs of Hartford Fire.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. In addition, The Hartford leases approximately 5.4 million square feet throughout the United States and 56 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all eight operating segments, depending on the location. (For more information on operating segments see Part 1, Item 1, Business of The Hartford - Reporting Segments.) The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is involved in claims litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed in the MD&A under the Environmental and Asbestos Claims section, The Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages.

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

                           1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
-------------------------- --------- --------- --------- --------
2000
Common Stock Price
   High                     $52.75     $64.00    $73.75   $79.31
   Low                       29.38      44.25     56.38    65.44
Dividends Declared            0.24       0.24      0.24     0.25
1999
Common Stock Price
   High                     $58.81     $65.06    $61.94   $53.44
   Low                       48.31      57.13     40.88    37.31
Dividends Declared            0.22       0.23      0.23     0.24
-------------------------- --------- --------- --------- --------

As of February 28, 2001, the Company had approximately 160,000 shareholders.

On October 19, 2000, The Hartford's Board of Directors approved a 4% increase in the quarterly dividend to $0.25 per share. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)

                                                               2000           1999          1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                        $   14,703     $   13,528     $   15,022    $    13,461    $     12,577
Net income (loss) [2]                                            974            862          1,015          1,332             (99)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                              $  171,532     $  167,051     $  150,632    $   131,743    $    108,840
Long-term debt and redeemable preferred stock                  1,862          1,548          1,548          1,482           1,032
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debentures                                     1,243          1,250          1,250          1,000           1,000
Total stockholders' equity                                     7,464          5,466          6,423          6,085           4,520
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA
Basic earnings (loss) per share [2]                             4.42           3.83           4.36           5.64          (0.42)
Diluted earnings (loss) per share [2]                           4.34           3.79           4.30           5.58          (0.42)
Dividends declared per common share                             0.97           0.92           0.85           0.80           0.80
------------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [3]                          102.4          103.3          102.9         102.3           105.2
------------------------------------------------------------------------------------------------------------------------------------

[1] 1998 includes $541 related to the recapture of an in force block of Corporate Owned Life Insurance ("COLI") business from MBL Life Assurance Co. of New Jersey. Also, includes revenues from London & Edinburgh for 1998, 1997 and 1996 of $1,117, $1,225 and $1,056, respectively.
[2] 1997 includes an equity gain of $368, or $1.56 basic/$1.54 diluted earnings per share, resulting from the initial public offering of HLI. 1996 includes other charges of $693, after-tax, or $2.96 basic/diluted earnings per share, consisting primarily of environmental and asbestos reserve increases and recognition of losses on guaranteed investment contract business.
[3] 1996 excludes the impact of a $660, before-tax, environmental and asbestos charge. Including the impact of this charge, the combined ratio for 1996 was 116.9.

Outlined in the table below are U.S. Industry Combined Ratios for each of the five years ended December 31:

                                                               2000           1999          1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
U.S. Industry Combined Ratios  [a]                              110.3          107.8          105.6         101.6          105.9
------------------------------------------------------------------------------------------------------------------------------------

[a] U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 2000 is an A.M. Best estimate prepared as of January 2001.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of December 31, 2000, compared with December 31, 1999, and its results of operations for the three years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company's Form 10-K (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon The Hartford. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, more frequent or severe natural catastrophes than anticipated and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary       15
Worldwide Life                                              18
Investment Products                                         19
Individual Life                                             20
Group Benefits                                              21
Corporate Owned Life Insurance (COLI)                       22
Worldwide Property & Casualty                               23
Commercial                                                  24
Personal                                                    25
Reinsurance                                                 26
International and Other Operations                          26
Reserves                                                    27
Environmental and Asbestos Claims                           28
Investments                                                 30
Capital Markets Risk Management                             32
Capital Resources and Liquidity                             42
Regulatory Matters and Contingencies                        45
Effect of Inflation                                         46
Accounting Standards                                        46


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OVERVIEW
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       8,941      $       8,342     $        9,021
Fee income                                                                            2,493              2,112              2,106
Net investment income                                                                 2,674              2,627              3,102
Other revenue                                                                           450                413                489
Net realized capital gains                                                              145                 34                304
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             14,703             13,528             15,022
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        8,419              7,902              8,613
Amortization of deferred policy acquisition costs                                     2,213              2,011              2,020
Insurance operating costs and expenses                                                1,958              1,779              2,315
Other expenses                                                                          695                601                599
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        13,285             12,293             13,547
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                            1,418              1,235              1,475
Income tax expense                                                                      390                287                388
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE MINORITY INTEREST                                             1,028                948              1,087
Minority interest in consolidated subsidiary                                            (54)               (86)               (72)
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    974                862              1,015
Less:    Net realized capital gains, after-tax                                           12                 25                199
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         962      $         837      $         816
====================================================================================================================================

The Hartford defines "core earnings" as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. Core earnings is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, core earnings should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

2000 COMPARED TO 1999 -- Revenues increased $1.2 billion, or 9%, primarily as a result of continued strong growth in fee income in the Investment Products and Individual Life segments, along with premium growth in the Group Benefits segment and in all North American Property & Casualty underwriting segments.

Core earnings increased $125, or 15%, due to earnings growth of 10% or more across all segments in Worldwide Life partially offset by a decline in Worldwide Property & Casualty, primarily due to an increase in personal automobile loss costs and adverse loss development in reinsurance.

1999 COMPARED TO 1998 -- Revenues decreased $1.5 billion, or 10%, primarily as a result of the November 1998 sale of United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh"), which was The Hartford's largest international subsidiary, the declining block of leveraged corporate owned life insurance ("COLI") business and lower net realized capital gains. The decrease was partially offset by earned premium growth in the Personal segment of Worldwide Property & Casualty and higher fee income in the Investment Products segment of Worldwide Life as a result of increasing account values. (For an analysis of net investment income and net realized capital gains, see the Investments section.)

Core earnings increased $21, or 3%, primarily due to higher fee income in the Investment Products segment as a result of increasing assets under management. Partially offsetting this increase was a decrease in Worldwide Property & Casualty results, due primarily to $55 of proceeds received in 1998 related to the Industrial Risk Insurance pool ("IRI transaction"), and lower International and Other Operations segment core earnings as a result of the sale of London & Edinburgh.

NET REALIZED CAPITAL GAINS

See "Investment Results" in the Investments section.

INCOME TAXES

The effective tax rates for 2000, 1999 and 1998 were 28%, 23% and 26%, respectively. The increase in the effective tax rate for 2000 was primarily due to taxes related to the gain on the sale of Zwolsche Algemeene N.V. ("Zwolsche") partially offset by a $24 tax benefit resulting from a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. For a further discussion on the sale of Zwolsche, see the International and Other Operations section. The decrease in the effective tax rate for 1999 was due to an increase in the proportionate share of tax-exempt net investment income to total pre-tax income for 1999 compared to 1998.
Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% U.S. statutory rate. Income taxes paid in 2000, 1999 and 1998 were $95, $41 and $407, respectively. (For additional information, see Note 14 of Notes to Consolidated Financial Statements.)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Prior to the June 27,  2000  acquisition  of all of the  outstanding  shares  of
Hartford Life, Inc. ("HLI") that The Hartford did not already own ("The HLI Repurchase"), the minority interest in consolidated subsidiary represented an approximate 19% minority interest in HLI's operating results. (For additional information, see the Capital Resources and Liquidity section under "Acquisitions" and Note 2 of Notes to Consolidated Financial Statements.)

PER COMMON SHARE

The following table represents per common share data and return on equity for the past three years:

                                       2000     1999      1998
-----------------------------------------------------------------
Basic earnings per share                $4.42   $3.83      $4.36
Weighted average common shares
   outstanding                          220.6   224.9      232.8
Diluted earnings per share              $4.34   $3.79      $4.30
Weighted average common shares
   outstanding and dilutive
   potential common shares              224.4   227.5      236.2
Return on equity [1]                     15.4%   15.3%      18.7%
-----------------------------------------------------------------
[1] Calculated by dividing net income by average equity excluding unrealized gain (loss), after-tax.

SEGMENT RESULTS

The Hartford is organized into two major operations: Worldwide Life and Worldwide Property & Casualty. Within these operations, The Hartford conducts business principally in eight operating segments. Additionally, all activities related to The HLI Repurchase, the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

Worldwide Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and
Corporate Owned Life Insurance ("COLI"). Worldwide Life also includes in an Other category its international operations as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Worldwide Life. These transactions include interest income on allocated surplus and the allocation of net realized capital gains and losses through net invested income utilizing the duration of the segment's investment portfolios.

The following is a summary of North American underwriting results by underwriting segment within Worldwide Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.



UNDERWRITING RESULTS
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial                                                                   $         (153)    $         (171)    $         (213)
Personal                                                                                  2                 34                 77
Reinsurance                                                                             (73)               (48)               (36)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                    $         (224)    $         (185)    $         (172)
====================================================================================================================================

The following is a summary of core earnings and net income.

CORE EARNINGS
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Life
    Investment Products                                                      $          424     $          330     $          266
    Individual Life                                                                      79                 71                 65
    Group Benefits                                                                       90                 79                 71
    COLI                                                                                 34                 30                 24
    Other                                                                                 5                (43)               (40)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                    632                467                386
Worldwide Property & Casualty
    North American                                                                      412                434                457
    International and Other Operations                                                   17                 22                 45
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                     429                456                502
Corporate                                                                               (99)               (86)               (72)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CORE EARNINGS                                                          $          962     $          837     $          816
====================================================================================================================================

NET INCOME (LOSS)
                                                                                       2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Life
    Investment Products                                                      $          424     $          330     $          266
    Individual Life                                                                      79                 71                 65
    Group Benefits                                                                       90                 79                 71
    COLI                                                                                 34                 30                 24
    Other                                                                               (52)               (43)               (40)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                    575                467                386
Worldwide Property & Casualty
    North American                                                                      466                448                604
    International and Other Operations                                                   28                 33                 97
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                     494                481                701
Corporate                                                                               (95)               (86)               (72)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET INCOME                                                             $          974     $          862     $        1,015
====================================================================================================================================

An analysis of the operating results summarized above is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

--------------------------------------------------------------------------------
WORLDWIDE LIFE
--------------------------------------------------------------------------------

Worldwide Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, group benefit products such as group life and group disability insurance.

Worldwide Life derives its revenues principally from: (a) fee income, including asset management fees on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products, and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

Worldwide Life's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

Worldwide Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.


OPERATING SUMMARY [1]
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Fee income                                                                    $       2,484      $       2,105     $        2,100
Earned premiums                                                                       1,886              1,764              1,607
Net investment income                                                                 1,592              1,562              1,955
Other revenue                                                                           116                110                126
Net realized capital losses                                                             (88)                (5)                --
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              5,990              5,536              5,788
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        3,162              3,054              3,227
Insurance operating costs and expenses                                                1,281              1,132              1,440
Amortization of deferred policy acquisition costs                                       671                568                441
Other expenses                                                                           88                 96                 95
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         5,202              4,850              5,203
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              788                686                585
Income tax expense                                                                      213                219                199
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    575                467                386
Less:     Net realized capital losses, after-tax                                        (57)                --                 --
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                        $         632      $         467      $         386
====================================================================================================================================

[1] Worldwide Life excludes the effect of activities related to The HLI Repurchase, along with minority interest for pre-acquisition periods, both of which are reflected in Corporate.

As discussed above, Worldwide Life consists of the following reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and COLI. In addition, Worldwide Life includes in an Other category its international operations, which are primarily located in Latin America and the Far East, and corporate items not directly allocable to any of its reportable operating segments.

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. (For additional information, see the Capital Resources and Liquidity section under "Acquisitions".)

On January 25, 2001, The Hartford agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis"). This transaction is expected to be completed in the second quarter of 2001. (For additional information, see the Capital Resources and Liquidity section under "Subsequent Event".)

2000 COMPARED TO 1999 -- Revenues increased $454, or 8%, primarily related to the growth across each of Worldwide Life's primary operating segments, particularly the Investment Products and Group Benefits segments, where revenues increased $339, or 17%, and $183, or 9%, respectively. The revenue growth in the Investment Products segment was primarily due to higher fee income in the individual annuity and retail mutual fund operations as related average assets under management in 2000 were higher than 1999. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Individual Life segment also contributed to the revenue increase as a result of strong sales and favorable persistency. Partially offsetting the growth in revenues was the decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Benefits, claims and expenses increased $352, or 7%, primarily related to the growth in Worldwide Life's principal operating segments described above. Core earnings increased $165, or 35%, led by the Investment Products segment where core earnings increased $94, or 28%. Additionally, core earnings related to each of the remaining three operating segments increased 10% or more. Worldwide Life also recorded a benefit related to the settlement of certain federal tax matters of $24 in 2000 (see Note 15 (d) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes, resulted in $32 of tax benefits for the year ended December 31, 2000. Additionally, net realized capital losses increased due to portfolio rebalancing. Excluding the tax items and net realized capital losses, earnings increased $133, or 28%.

1999 COMPARED TO 1998 -- Revenues decreased $252, or 4%, primarily due to the declining block of leveraged COLI business. Excluding the COLI segment, revenues increased $484, or 11%, to $4.7 billion. This increase was driven primarily by the Investment Products and Group Benefits segments, where revenues increased $257, or 14%, and $215, or 12%, respectively. The revenue growth in the Investment Products segment was, for the most part, due to higher fee income in the individual annuity and mutual fund operations. Total fee income for these operations increased $301, or 33%, to $1.2 billion due to significant growth in related assets under management resulting from strong sales, favorable persistency and equity market appreciation. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency.

Benefits, claims and expenses decreased $353, or 7%, primarily due to the declining block of leveraged COLI business. Excluding the COLI segment, total benefits, claims and expenses increased $394, or 11%, consistent with the revenue growth described above. Core earnings increased $81, or 21%, driven mostly by increased fee income associated with higher assets under management in the Investment Products segment, as well as continued growth across its other reportable segments.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $        1,639     $        1,333     $        1,045
Net investment income                                                                   741                708                739
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              2,380              2,041              1,784
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          700                668                671
Insurance operating costs and other expenses                                            551                440                376
Amortization of deferred policy acquisition costs                                       516                430                326
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         1,767              1,538              1,373
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              613                503                411
Income tax expense                                                                      189                173                145
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                      $          424     $          330     $          266
          --------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                   $       78,174     $       80,588     $       62,210
Other individual annuity account values                                               9,059              8,383              8,574
Other investment products account values                                             17,376             16,352             15,389
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL ACCOUNT VALUES                                                     104,609            105,323             86,173
Mutual fund assets under management                                                  11,432              6,374              2,506
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                $      116,041     $      111,697     $       88,679
====================================================================================================================================

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company was ranked the number one writer of individual variable annuities in the United States for 2000 according to Variable Annuity and Research Data Service ("VARDS") and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer Associates (a leading consultant to banks). In addition, The Hartford Mutual Funds, Inc. reached $10 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. Also, eight of the fourteen retail mutual funds have Morningstar ratings and, as of December 31, 2000, all eight have three-, four- or five-star ratings.

2000 COMPARED TO 1999 -- Revenues increased $339, or 17%, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $227, or 20%, while related average account values grew $8.2 billion, or 10%, to $88.1 billion. The growth in average account values was due, in part, to strong sales of $10.7 billion in 2000, and the significant equity market performance in 1999, partially offset by surrenders. Although average individual annuity account values in 2000 were higher than 1999, account values at December 31, 2000 declined $1.7 billion, or 2%, as compared to December 31, 1999, as strong sales were not sufficient to offset surrenders and the impact of the retreating equity markets. In addition, fee income from other investment products increased $99, or 54%, primarily driven by the Company's retail mutual fund operation, where related assets under management increased $4.0 billion, or 63%. This substantial increase in the retail mutual fund operation was due to sales of $5.2 billion in 2000, which was partially offset by redemptions.

Due to the continued growth in this segment, particularly the individual annuity and retail mutual fund operations, total benefits, claims and expenses increased $229, or 15%. This increase was driven by amortization of deferred policy acquisition costs and operating expenses, which grew $86, or 20%, and $43, or 15%, respectively, primarily related to growth in the individual annuity operation. Additionally, non-deferred commissions increased $83, or 59%, principally related to growth in the retail mutual fund operation.

Core earnings increased $94, or 28%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment's earnings growth. In particular, its individual annuity operation's operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

1999 COMPARED TO 1998 -- Revenues increased $257, or 14%, primarily driven by higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $248, or 29%, as related account values grew $18.2 billion, or 26%. The growth in individual annuity account values was mostly due to strong individual annuity sales of $10.9 billion in 1999 and favorable persistency, as well as equity market appreciation. In addition, fee income from other investment products increased $68, or 59%, primarily due to the Company's continued growth in its retail mutual fund operation, where related assets under management grew $3.9 billion, or 154%. This significant growth in the retail mutual fund operation was driven by strong sales of $3.3 billion in 1999, favorable persistency and equity market appreciation.

Associated with continued growth in this segment, total benefits, claims and expenses increased $165, or 12%. This increase was primarily driven by amortization of deferred policy acquisition costs, which grew $104, or 32%, and operating expenses, which increased $32, or 13%, as a result of growth in the individual annuity and retail mutual fund operations described above.

Core earnings increased $64, or 24%, for the most part due to the growth in revenues discussed above. Also contributing to the higher core earnings were operating efficiencies that the segment continues to achieve, particularly in its individual variable annuity operation, where individual annuity operating expenses as a percentage of average individual annuity account values decreased from 23 basis points in 1998 to 21 basis points in 1999.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 ("the Financial Services Modernization Act"), which permits affiliations among banks, insurance companies and securities firms.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000              1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $          459     $         412     $          378
Net investment income                                                                   181               172                189
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                640               584                567
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          274               258                269
Amortization of deferred policy acquisition costs                                       145               129                108
Insurance operating costs and other expenses                                            103                88                 89
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           522               475                466
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              118               109                101
Income tax expense                                                                       39                38                 36
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                      $           79     $          71     $           65
          --------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                 $        2,947     $       2,595     $        1,727
Total account values                                                         $        5,849     $       5,419     $        4,512
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                             $       33,460     $      23,854     $       16,305
Total life insurance in force                                                $       75,113     $      66,690     $       61,074
====================================================================================================================================

The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets.

2000 COMPARED TO 1999 -- Revenues increased $56, or 10%, resulting primarily from fee income associated with the growing block of variable life insurance. Fee income increased $59, or 15%, as variable life account values increased $352, or 14%, and variable life insurance in force increased $9.6 billion, or 40%.

Benefits, claims and expenses increased $47, or 10%, primarily due to a $16, or 6%, increase in benefits, claims and claim adjustment expenses and a $16, or 12%, increase in amortization of deferred policy acquisition costs mostly associated with the growth in this segment's variable business. Additionally, insurance operating costs and other expenses increased $15, or 17%, directly associated with the growth in this segment as previously described. Core earnings increased $8, or 11%, primarily due to higher fee income as mortality experience (death claims as a percentage of net amount at risk) was consistent with prior year.

1999 COMPARED TO 1998 -- Revenues increased $17, or 3%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $59, or 18%, as variable life account values increased $868, or 50%, and variable life insurance in force increased $7.5 billion, or 46%. The higher fee income was partially offset by a decrease in earned premiums resulting from the sale of HLI's Canadian life insurance operation in 1999. Benefits, claims and expenses increased slightly, principally due to a $21, or 19%, increase in amortization of deferred policy acquisition costs associated with the growth in this segment's revenues. The increase was partially offset by a decrease of $11, or 4%, in benefits, claims and claim adjustment expenses due to the sale of the Canadian life insurance operation and lower mortality costs. Core earnings increased $6, or 9%, essentially due to higher fee income and favorable mortality experience.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford's agreement to acquire the U.S. individual life insurance business of Fortis is expected to increase its scale while broadening its distribution capabilities through the addition of a retail broker-dealer. It is expected that the consummation of this transaction will enhance the Company's goal of broadening its reach in the emerging affluent market.

--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                    $        1,981     $        1,829     $        1,629
Net investment income                                                                   226                195                180
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              2,207              2,024              1,809
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        1,643              1,507              1,335
Insurance operating costs and other expenses                                            450                415                376
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         2,093              1,922              1,711
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              114                102                 98
Income tax expense                                                                       24                 23                 27
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                      $           90     $           79     $           71
====================================================================================================================================

The Group Benefits segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by the Life Insurance Marketing and Research Association ("LIMRA"), the Company was the third largest provider of group disability insurance and the fourth largest writer of group term life insurance, based on sales, in the United States for the nine months ended September 30, 2000.

2000 COMPARED TO 1999 -- Revenues increased $183, or 9%, driven primarily by growth in fully insured premiums, excluding buyouts, which increased $182, or 10%, principally due to favorable persistency of the in force block of business, as well as new sales. Also contributing to the revenue growth was an increase in net investment income of $31, or 16%.

Total benefits, claims and expenses increased $171, or 9%, primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $168, or 12%, directly related to revenue growth in this segment. The segment's combined ratio (ratio of total benefits, claims and expenses as a percentage of earned premiums and other) was consistent with the prior year. As such, core earnings increased $11, or 14%, primarily driven by the increased revenues described above.

1999 COMPARED TO 1998 -- Revenues increased $215, or 12%, driven by growth in fully insured premiums, excluding buyouts, which increased $172, or 11%. This increase was fundamentally due to group life and group disability, where ongoing premiums increased $49, or 9%, and $63, or 11%, respectively, due to strong persistency of the in force block of business, coupled with an increase in sales to new customers.

Benefits, claims and expenses increased $211, or 12%, primarily due to higher benefits, claims and claim adjustment expenses, which, excluding buyouts, increased $187, or 11%, due to the growth in this segment. The loss ratio (loss costs as a percentage of earned premiums and other), excluding buyouts, remained consistent at 82%, indicating a continuation of favorable mortality and morbidity experience. In addition, the expense ratio (ratio of insurance operating costs and other expenses as a percentage of earned premiums and other), excluding buyouts, remained consistent at 24%. The segment's effective income tax rate was reduced to 23% in 1999 from 28% in 1998 as a result of increasing the level of investment in tax-exempt securities. As a result of increased premium revenue, consistent loss and expense ratios and increased after-tax investment income, core earnings increased $8, or 11%.

OUTLOOK

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $          401     $          400     $          774
Net investment income                                                                   366                431                793
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                767                831              1,567
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          545                621                924
Insurance operating costs and expenses                                                  102                 59                278
Dividends to policyholders                                                               67                104                329
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           714                784              1,531
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                               53                 47                 36
Income tax expense                                                                       19                 17                 12
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                      $           34     $           30     $           24
          --------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                 $       15,937     $       12,386     $       11,220
Leveraged COLI account values                                                         4,978              5,729              9,148
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL ACCOUNT VALUES                                              $       20,915     $       18,115     $       20,368
====================================================================================================================================

The Hartford is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2000 COMPARED TO 1999 -- Revenues in the COLI segment decreased $64, or 8%, primarily due to a decline in net investment income of $65, or 15%. This decline was principally due to the leveraged COLI block of business, as related account values decreased $751, or 13%, as a result of the continued downsizing caused by the HIPA Act of 1996.

Total benefits, claims and expenses decreased $70, or 9%, primarily due to the factor described above. Core earnings increased $4, or 13%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998. For additional information on this recaptured business, see
Note 13 of Notes to Consolidated Financial Statements.

1999 COMPARED TO 1998 -- Revenues decreased $736, or 47%, primarily attributable to the downsizing of the leveraged COLI business as a result of the HIPA Act of 1996. During 1999, leveraged COLI account values decreased $3.4 billion, or 37%.

Consistent with the decrease in revenues, benefits, claims and expenses decreased $747, or 49%. Core earnings increased $6, or 25%, primarily due to growth in the variable COLI business, where related account values increased $1.2 billion, or 10%. Additionally, leveraged COLI core earnings increased due to earnings associated with a block of leveraged COLI business recaptured in 1998, which was partially offset by decreases associated with the downsizing of the overall leveraged COLI business.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford's profitability in recent years and will continue to contribute to the profitability of The Hartford in the future, although the level of profit is expected to decline over the long run. COLI is subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

--------------------------------------------------------------------------------
WORLDWIDE PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       7,055      $       6,578     $        7,414
Net investment income                                                                 1,072              1,065              1,147
Other revenue [1]                                                                       343                310                369
Net realized capital gains                                                              234                 39                304
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              8,704              7,992              9,234
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        5,253              4,848              5,386
Amortization of deferred policy acquisition costs                                     1,542              1,443              1,579
Insurance operating costs and expenses                                                  677                647                875
Other expenses                                                                          548                505                504
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         8,020              7,443              8,344
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                              684                549                890
Income tax expense                                                                      190                 68                189
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                    494                481                701
Less:     Net realized capital gains, after-tax                                          65                 25                199
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $         429      $         456      $         502
====================================================================================================================================

[1]   Primarily servicing revenue.

As discussed above, Worldwide Property & Casualty is organized into four reportable operating segments: the underwriting segments of Commercial, Personal and Reinsurance, and an International and Other Operations segment. Also reported within Worldwide Property & Casualty is North American, which includes the combined underwriting results of Commercial, Personal and Reinsurance along with income and expense items not directly allocable to these segments, such as net investment income, net realized capital gains or losses, other expenses including interest and income taxes.

The following is a summary of Worldwide Property & Casualty core earnings, after-tax. Core earnings exclude net realized capital gains.


(after-tax)                                                                         2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
North American
Underwriting results                                                         $         (146)    $        (120)     $        (112)
Net investment income                                                                   695               684                656
Other expenses [1]                                                                     (137)             (130)               (87)
------------------------------------------------------------------------------------------------------------------------------------
         NORTH AMERICAN CORE EARNINGS                                                   412               434                457
------------------------------------------------------------------------------------------------------------------------------------
International and Other Operations core earnings                                         17                22                 45
------------------------------------------------------------------------------------------------------------------------------------
         CORE EARNINGS                                                       $          429     $         456      $         502
====================================================================================================================================

[1]   Includes interest and net servicing income.

Underwriting results are discussed in each of the Commercial, Personal and Reinsurance segment sections. Net investment income is discussed in the Investments section.

2000 COMPARED TO 1999 -- Core earnings decreased $27, or 6%, primarily due to an increase in Personal automobile loss costs, adverse loss development in Reinsurance and expenses related to the Commercial field office and claim reorganizations. Partially offsetting this decrease was a reduction in property catastrophe losses and improvement in Commercial mid-market results.

1999 COMPARED TO 1998 -- Core earnings were $456, a decrease of $46, or 9%. The decrease was primarily the result of a $43 increase in other expenses, due primarily to proceeds received in 1998 related to the IRI transaction and an $8, or 7%, decrease in after-tax underwriting results. Partially offsetting the decrease was an increase in net investment income of $28, or 4%.

--------------------------------------------------------------------------------
COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       3,485      $       3,181      $       3,188
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       3,332      $       3,130      $       3,222
Benefits, claims and claim adjustment expenses                                        2,285              2,155              2,250
Amortization of deferred policy acquisition costs                                       873                823                815
Insurance operating costs and expenses                                                  327                323                370
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $        (153)     $        (171)     $        (213)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                        102.6              105.5              106.2
------------------------------------------------------------------------------------------------------------------------------------
Other revenue [1]                                                             $         168      $         141      $         163
====================================================================================================================================

[1]   Primarily servicing revenue.

Commercial provides workers' compensation, property, automobile, liability, financial products, marine, agricultural and bond coverages to commercial accounts primarily throughout the United States. Excess and surplus lines business not normally written by standard lines insurers is also provided. Commercial is organized into three customer markets: Business Insurance, Commercial Affinity and Commercial Specialty.

Business Insurance provides standard commercial business for small accounts ("Select Customer") and mid-sized insureds ("Key Accounts"). Commercial Affinity provides commercial risk management products and services to small and mid-sized members of affinity groups and customers of financial institutions in addition to marine coverage. Commercial Specialty provides insurance through retailers and wholesalers to large commercial clients ("Major/National") and insureds requiring a variety of specialized coverages. Its results also include the bond lines and First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers. Agricultural and livestock products are also included within Commercial Specialty.

2000 COMPARED TO 1999 -- Written premiums increased $304, or 10%, partially due to The Hartford's purchase of the in force, new and renewal financial products business as well as the majority of the excess and surplus lines of Reliance Group Holdings, Inc. ("Reliance") in 2000, which resulted in $108 of additional written premiums for the year. Continued premium growth in Select Customer, up $171, or 19%, over the prior year, also contributed to the increase in written premiums. Enhanced product offerings, targeted geographic strategies, new business growth coupled with modest price increases were the primary drivers of the Select Customer growth. These increases were slightly offset by a 2% decrease in mid-market standard commercial business. The decline in mid-market premiums continued to reflect the effective execution of the Company's underwriting initiatives, although significant price increases have partially mitigated this decrease.

Underwriting results improved $18, or 2.9 combined ratio points, primarily the result of reduced loss ratios due to the continued effective execution of pricing actions and lower catastrophe losses. A decrease in the expense ratio, despite field and claim reorganization costs, also contributed to the lower combined ratio.

1999 COMPARED TO 1998 -- Written premiums decreased slightly. Solid premium growth in The Hartford's small commercial businesses resulted in growth of 15% driven by enhanced product offerings, targeted geographic strategies and partnerships with other entities. These increases, however, were more than offset by declines in the middle and large national account businesses primarily due to intense price competition in the casualty lines, where The Hartford maintained underwriting discipline, allowing business to move to other carriers while the Company's margins were preserved.

Underwriting results improved $42, or 0.7 combined ratio points, attributable to a decline in the loss ratio of 1.3 points resulting from underwriting initiatives and price increases. Partially offsetting this improvement was an increase in the other underwriting expense ratio due to investments in growth areas, primarily Select Customer.

OUTLOOK

Market conditions in the commercial sector are expected to continue to improve in 2001 although price competition within many markets of the commercial industry will continue to remain a challenge into the foreseeable future. Management expects growth in small commercial businesses to continue to be achieved, in part, due to strategic actions being taken which include providing a complete product solution for the small commercial coverage needs of the commercial segment's customers; expanding non-traditional distribution alternatives; executing geographic market share strategies and developing technology solutions that deliver superior business tools to The Hartford's agents, alliances and policyholders. Continued pricing and underwriting actions in the mid-market standard commercial business should have a positive impact on overall profitability in 2001. The acquisition of Reliance in 2000 creates an opportunity to broaden the portfolio of products offered by the Commercial segment. Additionally, the alliance formed with USAA in late 2000, to be the exclusive provider of small business insurance to USAA members, is also expected to achieve new premium growth.

--------------------------------------------------------------------------------
PERSONAL
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $       2,647      $       2,470      $       2,220
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       2,547      $       2,343      $       2,068
Benefits, claims and claim adjustment expenses                                        1,921              1,732              1,477
Amortization of deferred policy acquisition costs                                       377                348                265
Insurance operating costs and expenses                                                  247                229                249
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $           2      $          34      $          77
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                        100.1               99.6               97.1
------------------------------------------------------------------------------------------------------------------------------------
Other revenue [1]                                                             $         166      $         162      $         200
====================================================================================================================================

[1]   Primarily servicing revenue.

Personal provides automobile, homeowners, home-based business and fire coverages to individuals across North America. Personal is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni Insurance Group, Inc. ("Omni"), which was acquired in 1998, in the non-standard automobile market; customers of Sears, Roebuck & Co. ("Sears") and Ford Motor Company and Ford Motor Credit Company (collectively, "Ford") as well as customers of financial institutions through an affinity center; and customer service for all health insurance products offered through AARP's Health Care Options effective January 1, 1998. AARP's exclusive licensing arrangement continues through 2002 for automobile, homeowners and home-based business and through 2007 for Health Care Options, thus providing the Personal segment with an important competitive advantage.

2000 COMPARED TO 1999 -- Written premiums increased $177, or 7%. Written premiums increased $87, or 6%, in the AARP program and $57, or 8%, in the standard Agency business for the year due primarily to policy count growth and improved renewal retention. Affinity growth of $45, or 37%, for the year included increased business from the Ford and Sears accounts. Non-standard automobile written premiums through Omni decreased $12, or 5%, for the year as a result of an expected consumer reaction to rate increases in certain states.

Underwriting results decreased $32 with a corresponding 0.5 point increase in the combined ratio. The decrease in underwriting results and related increase in the combined ratio were primarily due to increased Agency and Omni automobile loss costs. Partially offsetting this decrease was strong growth in Agency and AARP homeowners lines. A 1.3 point decrease in the expense ratio for the year reflected the continued trend of productivity gains from prior initiatives.

1999 COMPARED TO 1998 -- Written premiums increased $250, or 11%. Omni written premiums increased $88, or 53%, contributing 4% to the segment's total written premium growth in 1999. AARP written premiums increased $65, or 5%, contributing 3% to the segment's total written premium growth in 1999. Agency written premium growth was $31, or 5%, contributing 1% to the segment's total written premium growth in 1999. The Affinity unit experienced written premium growth of $66, or 120%, contributing 3% to the segment's total written premium growth in 1999. Written premium increases in all the units were achieved in light of very competitive pricing in the personal lines market, primarily in the personal automobile line. Servicing revenues from AARP's Health Care Options unit declined by $38 due to revenues related to the transfer of business from the prior carrier in 1998.

Underwriting results decreased by $43, with a corresponding 2.5 point increase in the combined ratio. The decrease in underwriting results and increase in combined ratio resulted primarily from increased claim and claim adjustment expenses. Loss experience in the property line was higher due to increases in both frequency and severity of claims. Claim adjustment expenses increased due to investments in claim initiatives for automobile bodily injury, physical damage and property to reduce loss costs in future periods. Catastrophe losses impacted the combined ratio by 2.9 points in 1999 compared with 3.5 points in 1998.

OUTLOOK

The personal insurance market remains highly competitive. Management believes that market conditions in the personal industry will improve in 2001. The current environment in the personal market involves rising loss costs resulting from inflation in both medical and automobile repair costs. Management believes that the Personal segment is positioned for continued written premium growth through multiple distribution channels. Initiatives are being implemented to further strengthen the AARP relationship and attract more members to the program. In 2000, Affinity entered into an agreement with Sears to market to its customers. The Hartford expects the Sears program to be a major market in the future. In the independent agency channel, investments in agency interface, new products and agency relations continue to position The Hartford for premium growth. The segment's investments in such areas as advertising, product research and development, agency relations, technology and staff training will continue in an effort to further heighten brand awareness, increase product offerings, further develop alternative distribution channels, improve productivity and reduce the expense ratio.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                              $         826      $         703      $         711
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $         809      $         680      $         716
Benefits, claims and claim adjustment expenses                                          624                507                560
Amortization of deferred policy acquisition costs                                       243                211                181
Insurance operating costs and expenses                                                   15                 10                 11
------------------------------------------------------------------------------------------------------------------------------------
          UNDERWRITING RESULTS                                                $         (73)              $(48)     $         (36)
          --------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                        108.9              107.2              105.7
====================================================================================================================================

The Hartford assumes reinsurance worldwide through its thirteen Hartford Reinsurance Company ("HartRe") offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business.

2000 COMPARED TO 1999 -- Reinsurance written premiums increased $123, or 17%, primarily due to successful pricing increases in a firming pricing environment in North America, as well as growth in new casualty programs business, and continued execution of new business development strategies in the alternative risk transfer line and in Europe.

Underwriting results decreased $25 with a corresponding 1.7 point increase in the combined ratio. This decrease was primarily due to continued adverse prior underwriting years loss development, partially offset by lower property catastrophe losses.

1999 COMPARED TO 1998 -- Written premiums decreased $8, or 1%, primarily due to an increase in ceded reinsurance premium, principally as a result of cessions under an aggregate stop loss treaty in 1999, and the non-recurrence of a significant single finite risk account written in 1998. These decreases were partially offset by the first quarter 1999 acquisition of renewal rights for the reinsurance business of Vesta Fire Insurance Corp., a subsidiary of Vesta Insurance Group Inc.

Underwriting results decreased $12, with a corresponding 1.5 point increase in the combined ratio. Excluding the finite risk account referred to above, which had no significant impact on underwriting results in 1998, the decrease in underwriting results was due primarily to loss development in 1999 from business written principally in 1998, partially offset by recoveries under the aggregate stop loss treaty.

OUTLOOK

The worldwide reinsurance market remains highly competitive. Market pricing improved during 2000 in the worldwide reinsurance sector, and management expects that this pricing will continue to firm in 2001. HartRe is committed to the effective execution of its pricing strategy in both traditional and alternative risk transfer products and is prepared to capitalize on new business opportunities resulting from the changing marketplace.

--------------------------------------------------------------------------------
INTERNATIONAL AND OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $         367      $         425     $        1,408
Net investment income                                                                   210                212                323
Fee income                                                                                9                  7                  6
Net realized capital gains                                                               16                 17                 73
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                602                661              1,810
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          423                454              1,099
Amortization of deferred policy acquisition costs                                        49                 61                318
Insurance operating costs and expenses                                                   88                 85                245
Other expenses                                                                            7                  9                 18
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           567                609              1,680
          --------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                               35                 52                130
Income tax expense                                                                        7                 19                 33
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                     28                 33                 97
LESS:     Net realized capital gains, after-tax                                          11                 11                 52
------------------------------------------------------------------------------------------------------------------------------------
          CORE EARNINGS                                                       $          17       $         22      $          45
====================================================================================================================================

The International and Other Operations segment results for 2000 and 1999 include activity for Zwolsche located in the Netherlands, Belgium and Luxembourg until its sale on December 22, 2000 (discussed below), Hartford Seguros in Spain (formerly ITT Ercos), which was sold in February 2001 (discussed below) and The Hartford Insurance Company (Singapore), Ltd. (formerly People's Insurance
Company, Ltd. ("Singapore Insurance")), of which The Hartford acquired a 49% interest in January 1998 and an additional 31% interest in December 2000. In addition, segment results for 1998, also include London & Edinburgh in the United Kingdom, until its sale by The Hartford in November 1998, (discussed below). Products offered by these companies include property and casualty products in both personal and commercial lines as well as life insurance products and services designed to meet the needs of local customers. The sale of the majority of The Hartford's International Operations continued the company's strategic shift in its International Operations to emphasize growth opportunities in asset accumulation business.

On February 8, 2001, The Hartford completed the sale of Hartford Seguros to Liberty International, a subsidiary of Liberty Mutual Group. The Hartford received $29, before costs of sale.

On December 22, 2000, The Hartford completed the sale of Zwolsche to Assurances Generales de France, a subsidiary of Allianz AG. The Hartford received $547, before costs of sale, for Zwolsche. The gain from the sale of Zwolsche of $69, after-tax, has been reported in the 2000 investment results of North American Property & Casualty. Zwolsche's operating results are included in the International and Other Operations segment through the date of sale.

On November 16, 1998, The Hartford completed the sale of London & Edinburgh. The Hartford received approximately $525, before costs of sale, for the ongoing operations of London & Edinburgh. The Hartford retained ownership of Excess Insurance Co. Ltd. ("Excess"), London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993. Excess is included in Other Operations. The gain from the sale of London & Edinburgh of $33, after-tax, has been reported in the 1998 investment results of North American Property & Casualty. London & Edinburgh's operating results are included in the International and Other Operations segment 1998 results through the date of sale and, therefore, are not comparable to current and prior year results.

Other Operations consist of the property and casualty insurance operations of The Hartford which have discontinued writing new business. These operations primarily include First State Insurance Company, Heritage Reinsurance Company, Ltd. and Excess. The main focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985.

2000 COMPARED TO 1999 -- Revenues were down $59, or 9%, primarily due to lower earned premiums at Zwolsche. Core earnings were down $5, or 23%, primarily due to a higher calendar year loss ratio in automobile business in Hartford Seguros and unfavorable foreign exchange impacts.

1999 COMPARED TO 1998 -- Revenues of $661 were down $1.1 billion, or 63%, primarily due to the sale of London & Edinburgh, while core earnings were down $23 or 51% also as a result of the sale of London & Edinburgh.

OUTLOOK

The Hartford continues to explore acquisition opportunities in Latin America and Asia with an emphasis on asset accumulation businesses.

Except for the uncertainties related to dispute resolution, reinsurance collection and those discussed in the Environmental and Asbestos Claims section, management does not anticipate the future financial performance of Other
Operations to have a material effect on the future operating results of the Company.

--------------------------------------------------------------------------------
RESERVES
--------------------------------------------------------------------------------

In accordance with applicable insurance regulations under which Worldwide Life operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of The Hartford's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect The Hartford from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

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

The Hartford continually reviews its estimated claims and claim adjustment expense reserves as additional experience and other relevant data become available, and reserve levels are adjusted accordingly. Adjustments to previously established reserves, if any, will be reflected in the operating results of the period in which the adjustment is made. For the year ended December 31, 2000, there were no changes to these reserving assumptions that had a significant impact on the reserves or results of operations. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses. For a discussion of environmental and asbestos claims and the uncertainties related to these reserves, refer to the next section.

--------------------------------------------------------------------------------
ENVIRONMENTAL AND ASBESTOS CLAIMS
--------------------------------------------------------------------------------

The Hartford continues to receive claims that assert damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect North American Property & Casualty and the International and Other Operations segment. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. The majority of environmental claims and many types of asbestos claims, differ from any other type of contractual claim because there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, which involves comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry in the mid-1990s, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996 based on known cases. The Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996.

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with the U.S. exposures of The Hartford's International and Other Operations segment. The methodology utilized a ground-up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

An international actuarial firm reviewed The Hartford's approach and concluded that the way the Company studied its exposures, the thoroughness of its analysis and the way The Hartford came to its estimates were reasonable and comprehensive. The Company believes that its methodology and estimates continue to be reasonable and comprehensive. Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 2000, 1999 and 1998, was as follows (net of reinsurance):

                                                      ENVIRONMENTAL AND ASBESTOS
                                                 CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                                               2000                              1999                              1998
                                  --------------------------------  --------------------------------  ------------------------------
                                   Environ.   Asbestos    Total      Environ.   Asbestos    Total      Environ.   Asbestos    Total
                                  --------------------------------------------------------------------------------------------------
 Beginning liability [1]          $   995  $    625   $  1,620    $   1,144  $    668   $  1,812    $   1,312  $    708    $  2,020
 Claims   and  claim   adjustment
   expenses incurred                    8         8         16            7         4         11           --         6           6
 Claims   and  claim   adjustment
   expenses paid                      (92)      (61)      (153)        (156)      (47)      (203)        (150)      (64)       (214)
 Other [2]                             --        --         --           --        --         --          (18)       18          --
 -----------------------------------------------------------------------------------------------------------------------------------
   ENDING LIABILITY [3]           $   911  $    572   $  1,483    $     995  $    625   $  1,620    $   1,144  $    668   $   1,812
 -----------------------------------------------------------------------------------------------------------------------------------

[1] Prior years have been restated to include additional asbestos reserves that were reclassified from non-asbestos reserves.
[2] Other represents reclassifications of beginning reserves between environmental and asbestos for 1998.
[3] The ending liabilities are net of reinsurance on reported and unreported claims of $1,506, $1,524 and $1,730 for 2000, 1999 and 1998, respectively.
      As of December 31, 2000, 1999 and 1998, reserves for environmental and asbestos, gross of reinsurance, were $1,483 and $1,506, $1,609 and $1,535, and $1,850 and $1,692, respectively.

The Hartford believes that the environmental and asbestos reserves reported at December 31, 2000 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

The investment portfolios of Worldwide Life and Worldwide Property & Casualty are managed by distinct investment strategy groups. They are responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford executes the investment plan of the strategy groups for Worldwide Life and Worldwide Property & Casualty, including the identification and purchase of securities that fulfill the objectives of the strategy groups.

WORLDWIDE LIFE

The primary investment objective of Worldwide Life's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Worldwide Life - Interest Rate Risk".

The following table identifies the invested assets by type held in the general account as of December 31, 2000 and 1999.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            -------------- -------------- -------------- -----------
Fixed maturities, at fair value                                             $    18,248         79.6%    $   17,035           78.2%
Equity securities, at fair value                                                    171          0.7%           153            0.7%
Policy loans, at outstanding balance                                              3,610         15.7%         4,222           19.4%
Other investments                                                                   910          4.0%           376            1.7%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    22,939        100.0%    $   21,786          100.0%
====================================================================================================================================

Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The decrease in policy loans was primarily due to the decline in leveraged COLI business, as discussed in the COLI section. The increase in other investments primarily reflects an increase in limited partnership investments.

The following table identifies by type the fixed maturity securities held in the general account as of December 31, 2000 and 1999.




                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
Corporate                                                                   $     7,663        42.0%     $    7,737           45.4%
Asset-backed securities (ABS)                                                     3,070        16.8%          2,508           14.7%
Commercial mortgage-backed securities (CMBS)                                      2,776        15.2%          2,112           12.4%
Municipal - tax-exempt                                                            1,390         7.6%          1,108            6.5%
Collateralized mortgage obligations (CMO)                                           928         5.1%            592            3.5%
Mortgage-backed securities (MBS) - agency                                           602         3.3%            853            5.0%
Government/Government agencies - Foreign                                            321         1.8%            339            2.0%
Government/Government agencies - United States                                      244         1.3%            229            1.3%
Municipal - taxable                                                                  83         0.5%            165            1.0%
Short-term                                                                          975         5.3%          1,346            7.9%
Redeemable preferred stock                                                          196         1.1%             46            0.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    18,248       100.0%     $   17,035          100.0%
====================================================================================================================================

During 2000, Worldwide Life continued its investment strategy of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yield. Short-term and corporate securities declined primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors, particularly ABS and CMBS. Additionally, investments were shifted from MBS to CMO to increase the prepayment protection of the portfolio.

As of December 31, 2000 and 1999, approximately 22.3% and 21.5%, respectively, of Worldwide Life's fixed maturities were invested in private placement securities (including 13% and 12% of Rule 144A offerings as of December 31, 2000 and December 31, 1999, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the operation's portfolio are rated by nationally recognized rating agencies. (For further discussion of the

Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".)

INVESTMENT RESULTS

The following table summarizes Worldwide Life's investment results.



(before-tax)                                                                         2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                          $       1,284      $       1,171      $       1,166
Policy loan income                                                                      308                391                789
                                                                             -------------------------------------------------------
Net investment income - total                                                 $       1,592      $       1,562      $       1,955
Yield on average invested assets [1]                                                    7.0%               6.7%               7.9%
Net realized capital losses                                                   $         (88)     $          (5)     $          --
====================================================================================================================================

[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the recaptured leveraged COLI business proceeds were received on January 1, 1998.

2000 COMPARED TO 1999 -- Net investment income, excluding policy loan income, increased $113, or 10%. The increase was primarily due to higher yields earned on the investment of cash flow from operations and reinvestment of proceeds from sales and maturities of fixed maturity securities in a higher interest rate environment. Policy loan income decreased $83, or 21%, due to the decrease in leveraged COLI business.

Net realized capital losses increased $83 primarily as a result of portfolio rebalancing in a higher interest rate environment.

1999 COMPARED TO 1998 -- Total net investment income decreased $393, or 20%, primarily due to a decrease in policy loan income resulting from the decrease in leveraged COLI business. The decline in yield on average invested assets was due to the decrease in policy loan income and the decline in the policy loan weighted average interest rate to 7.5% for 1999 from 9.9% for 1998.

Net realized capital gains on the sale of equity securities and fixed maturities for the year ended December 31, 1999 partially offset a $32, after-tax, other than temporary impairment and sale of asset-backed securities securitized and serviced by Commercial Financial Services, Inc. ("CFS").

WORLDWIDE PROPERTY & CASUALTY

The investment objective for the majority of Worldwide Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. For Worldwide Property & Casualty's Other Operations, the investment objective is to ensure the full and timely payment of all liabilities. Property and casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The following table identifies the invested assets by type held as of December 31, 2000 and 1999.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            -------------- -------------- -------------- -----------
Fixed maturities, at fair value                                             $    16,239         91.6%    $   15,840           91.3%
Equity securities, at fair value                                                    885          5.0%         1,133            6.5%
Other investments                                                                   601          3.4%           382            2.2%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    17,725        100.0%    $   17,355          100.0%
====================================================================================================================================

The following table identifies by type the fixed maturity securities held as of December 31, 2000 and 1999.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                            -------------- -------------- -------------- -----------
Municipal - tax-exempt                                                      $     8,527        52.5%     $    8,160           51.5%
Corporate                                                                         3,105        19.1%          3,104           19.6%
Commercial mortgage-backed securities (CMBS)                                      1,141         7.0%            881            5.6%
Asset-backed securities (ABS)                                                       760         4.7%            596            3.8%
Government/Government agencies - Foreign                                            682         4.2%          1,140            7.2%
Mortgage-backed securities (MBS) - agency                                           315         1.9%            445            2.8%
Collateralized mortgage obligations (CMO)                                           236         1.5%            240            1.5%
Government/Government agencies - United States                                       63         0.4%            101            0.6%
Municipal - taxable                                                                  46         0.3%             54            0.4%
Short-term                                                                        1,120         6.9%          1,003            6.3%
Redeemable preferred stock                                                          244         1.5%            116            0.7%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,239       100.0%     $   15,840          100.0%
====================================================================================================================================

Foreign government and foreign government agency securities declined due to the December 2000 sale of Zwolsche.

INVESTMENT RESULTS

The following table below summarizes Worldwide Property & Casualty's investment results.

                                                                                     2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                             $       1,072      $       1,065      $       1,147
Net investment income, after-tax [1]                                          $         836      $         828      $         877
Yield on average invested assets, before-tax [2]                                        6.2%               6.1%               6.2%
Yield on average invested assets, after-tax [1] [2]                                     4.9%               4.6%               4.7%
Net realized capital gains, before-tax                                        $         234      $          39      $         304
====================================================================================================================================

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.

[2] Represents net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

2000 COMPARED TO 1999 -- Both before- and after-tax net investment income and yields were relatively flat compared to the prior year.

Net realized capital gains increased by $195 for 2000 primarily as a result of the $242 before-tax gain recognized on the sale of Zwolsche, partially offset by net realized losses in the investment portfolio.

1999 COMPARED TO 1998 -- Before-tax net investment income decreased by $82, or 7% and after-tax net investment income decreased by $49, or 6%. These decreases were primarily due to the effects of the London & Edinburgh sale in November 1998, partially offset by increases in income from limited partnership investments.

Net realized capital gains decreased $265, primarily as a result of opportunities taken in 1998 in a strong equity market. Net realized capital gains for 1999 were partially offset by a $9, after-tax, other than temporary impairment and sale of asset-backed securities securitized and serviced by CFS.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.3 billion and $102.6 billion as of December 31, 2000 and 1999, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $9.8 billion and $9.1 billion as of December 31, 2000 and 1999, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Worldwide Life
- Interest Rate Risk."

Investment objectives for non-guaranteed separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance, and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity security investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity security investment's carrying values is reported in Corporate's net investment income. The total amount of amortization for the year ended December 31, 2000 was $10, before-tax. Also reported in Corporate are $5 of fixed maturity security investments of The Hartford Bank, FSB.

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting Worldwide Life and Worldwide Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

CREDIT RISK

The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Company's Finance Committee.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval.

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

The Hartford is not exposed to any significant credit concentration risk of a single issuer.

The following tables identify fixed maturity securities for Worldwide Life, including guaranteed separate accounts, and Worldwide Property & Casualty by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

WORLDWIDE LIFE

As of December 31, 2000 and 1999, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.

                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $     2,329         8.4%     $    2,404            9.3%
AAA                                                                               4,896        17.6%          3,535           13.6%
AA                                                                                3,546        12.7%          3,199           12.3%
A                                                                                 9,675        34.7%          8,731           33.6%
BBB                                                                               5,633        20.2%          5,816           22.4%
BB & below                                                                          708         2.5%            559            2.1%
Short-term                                                                        1,085         3.9%          1,728            6.7%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    27,872       100.0%     $   25,972          100.0%
====================================================================================================================================

WORLDWIDE PROPERTY & CASUALTY

As of December 31, 2000 and 1999, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $       516         3.2%     $      650            4.1%
AAA                                                                               6,414        39.5%          6,378           40.3%
AA                                                                                3,414        21.0%          3,298           20.8%
A                                                                                 2,664        16.4%          2,613           16.5%
BBB                                                                               1,442         8.9%          1,240            7.8%
BB & below                                                                          669         4.1%            658            4.2%
Short-term                                                                        1,120         6.9%          1,003            6.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,239       100.0%     $   15,840          100.0%
====================================================================================================================================

MARKET RISK

The Hartford has several objectives in managing market risk associated with Worldwide Life and Worldwide Property & Casualty. Worldwide Life is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations. Worldwide Life's fixed maturity portfolios have material market exposure to interest rate risk. Worldwide Property & Casualty attempts to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Worldwide Property & Casualty has material exposure to interest rate and equity market risk. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Downward movement in market interest rates during 2000 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 1999. However, The Hartford's asset allocation and its exposure to market risk have not changed materially from its position at December 31,

1999.

The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information on these strategies along with tables reflecting outstanding derivative instruments, see the Worldwide Life and Worldwide Property & Casualty discussions below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 2000 and 1999 totaled $8.8 billion and $9.8 billion, respectively.

The following discussions focus on the key market risk exposures within Worldwide Life and Worldwide Property & Casualty.

WORLDWIDE LIFE

Interest Rate Risk
------------------

Worldwide Life's general account and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Worldwide Life's profitability. Under certain circumstances of interest rate volatility, Worldwide Life could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For Worldwide Life's non-guaranteed separate accounts, the Company's exposure is not significant, as the policyholder assumes substantially all of the investment risk.

Worldwide Life's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and Worldwide Life's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. (For further discussion of the Company's risk management techniques to manage this market risk, see the "Asset and Liability Management Strategies Used to Manage Market Risk" discussed below.)

As described above, Worldwide Life holds a significant fixed maturity portfolio that includes both fixed and variable rate features. The following table reflects the principal amounts of Worldwide Life's general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2000. Comparative totals are included as of December 31, 1999. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon ("WAC") on variable rate securities is based on spot rates as of December 31, 2000 and 1999, and is primarily based on London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Worldwide Life investment portfolio.

                                                                                                                2000        1999
                                               2001      2002       2003       2004      2005     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                 $      5   $     50  $     14   $     27   $     7   $  1,355   $    1,458  $    1,076
  WAC                                            7.0%       6.4%      6.4%       4.6%      6.1%       5.5%         5.5%        5.6%
  Fair value                                                                                                $    1,439  $    1,016
 Variable Rate
  Par value                                 $      1   $     11  $     22   $      38  $     1   $  1,085   $    1,158  $    1,363
  WAC                                            7.4%       7.5%      6.6%         7.3%    7.3%       7.1%         7.1%        6.6%
  Fair value                                                                                                $    1,075  $    1,256
------------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                                 $    724   $  1,580  $  1,286   $  1,162   $ 1,154   $  8,793   $   14,699  $   15,724
  WAC                                            7.3%       6.2%      7.2%       6.9%      6.2%       5.7%         6.1%        6.2%
  Fair value                                                                                                $   13,409  $   14,044
 Variable Rate
  Par value                                 $      2   $    116  $    158   $    166   $    87   $    706   $    1,235  $      920
  WAC                                            4.8%       6.5%      7.0%       7.2%      6.5%       7.8%         7.4%        5.7%
  Fair value                                                                                                $    1,108  $      827
------------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                                 $    731   $    433  $    305   $    261   $   178   $    435   $    2,343  $    2,199
  WAC                                            6.7%       6.3%      6.9%       7.0%      7.2%       7.6%         6.9%        6.8%
  Fair value                                                                                                $    2,342  $    2,045
 Variable Rate
  Par value                                 $    214   $    300  $    298   $    218   $   335   $    759   $    2,124  $    1,677
  WAC                                            7.3%       7.2%      7.3%       7.1%      7.2%       7.4%         7.3%        6.6%
  Fair value                                                                                                $    2,099  $    1,540
------------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                 $    157   $    133  $    113   $     99   $   111   $    485   $    1,098  $    1,138
  WAC                                            6.4%       6.5%      6.4%       6.5%      6.3%       6.4%         6.4%        6.5%
  Fair value                                                                                                $    1,087  $    1,022
 Variable Rate
  Par value                                 $      4   $      2  $      1   $      2   $     1   $    102   $      112  $      128
  WAC                                            9.4%      11.6%     12.7%       8.9%     10.4%       4.8%         5.3%        5.8%
  Fair value                                                                                                $      101  $      117
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     50   $     79  $     52   $    100   $    54   $  2,271   $    2,606  $    2,096
  WAC                                            7.3%       7.1%      7.1%       7.2%      7.1%       7.3%         7.3%        7.2%
  Fair value                                                                                                $    2,674  $    1,922
 Variable Rate
  Par value                                 $    323   $    266  $    268   $    240   $    89   $    544   $    1,730  $    1,433
  WAC                                            7.8%       7.7%      7.9%       7.7%      7.9%       8.0%         7.9%        7.5%
  Fair value                                                                                                $    1,738  $    1,228
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     72   $     80  $     80   $     71   $    63   $    426   $      792  $    1,288
  WAC                                            7.2%       7.3%      7.2%       7.2%      7.2%       7.2%         7.2%        7.5%
  Fair value                                                                                                $      800  $      994
 Variable Rate
  Par value                                 $      1   $      1  $     --   $     --   $    --   $      1   $        3  $        4
  WAC                                            7.2%       7.2%       --         --        --        6.9%         7.0%        6.4%
  Fair value                                                                                                $        3  $        4
====================================================================================================================================

The table below provides information as of December 31, 2000 on debt obligations and TruPS and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 1999.

                                                                                                                   2000      1999
                                                  2001      2002       2003      2004       2005    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     200 $     --   $    450   $    650    $   650
  Weighted average interest rate                     --        --         --         7.0%      --        7.5%       7.4%       7.4%
  Fair value                                                                                                   $    658    $   633
TRUST PREFERRED SECURITIES (TRUPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $    250   $    250    $   250
  Weighted average interest rate                     --        --         --         --        --        7.4%       7.4%       7.4%
  Fair value                                                                                                   $    245    $   203
====================================================================================================================================

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Asset and Liability Management Strategies Used to Manage Market Risk
--------------------------------------------------------------------

Worldwide Life employs several risk management tools to quantify and manage market risk arising from their investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end-user of derivatives, Worldwide Life uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2000, notional amounts pertaining to derivatives totaled $8.5 billion ($6.5 billion related to insurance investments and $2.0 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $9.6 billion at December 31, 1999 ($6.3 billion related to insurance investments and $3.3 billion related to life insurance liabilities).

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, Worldwide Life commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2000 and 1999 were $144 and $314, respectively. Liability Hedging -- Several products obligate Worldwide Life to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, Worldwide Life enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables Worldwide Life to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2000 and 1999 were $2.0 billion and $3.3 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, Worldwide Life may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2000 and 1999, were $5.4 billion and $4.8 billion, respectively.

Portfolio Hedging -- Worldwide Life periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2000 and 1999, were $1.0 billion and $1.2 billion, respectively.

The following tables provide information as of December 31, 2000 with comparative totals for December 31, 1999 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year.


                                                                                                                  2000       1999
INTEREST RATE SWAPS [1]                           2001       2002      2003       2004      2005    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                               $     65   $     95   $    98   $     35   $   126   $     612  $  1,031   $   1,694
  Weighted average pay rate                         6.0%       4.4%      5.9%       6.1%      7.5%        6.9%      6.6%        5.8%
  Weighted average receive rate                     6.7%       7.0%      6.9%       6.8%      6.8%        6.8%      6.8%        6.2%
  Fair value                                                                                                   $    (43)  $      76
Pay Variable/Receive Fixed
  Notional value                               $    336   $    372   $   645   $  1,198   $   964   $   1,371  $  4,886   $   4,763
  Weighted average pay rate                         6.7%       6.7%      6.6%       6.7%      8.1%        6.7%      7.0%        6.2%
  Weighted average receive rate                     7.0%       6.5%      5.8%       6.1%      7.6%        6.7%      6.6%        6.2%
  Fair value                                                                                                   $     78   $    (160)
Pay Variable/Receive Different Variable
  Notional value                               $     85   $     28   $     4   $     85   $    30   $      46  $    278   $     442
  Weighted average pay rate                         6.7%       6.8%      7.0%       6.2%      6.9%        7.2%      6.6%        6.2%
  Weighted average receive rate                     7.8%       6.6%      6.7%       4.7%     (6.6)%       7.2%      4.9%        6.0%
  Fair value                                                                                                   $     (1)  $       1
====================================================================================================================================

[1] Negative weighted average receive rate in 2005 results when payments are required on both sides of an index swap.

                                                                                                                   2000      1999
INTEREST RATE CAPS - LIBOR BASED                  2001      2002       2003      2004       2005    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      --  $     10  $     54   $      -- $      77  $     30   $     171  $     171
  Weighted average strike rate (8.0 - 9.9%)           --       8.9%      8.5%         --       8.4%      8.3%        8.5%       8.5%
  Fair value                                                                                                   $       1  $       2
  Notional value                               $      --  $     19  $     --   $      -- $      --  $      --  $      19  $      31
  Weighted average strike rate (10.0 - 11.9%)         --      10.1%       --          --        --         --       10.1%      10.6%
  Fair value                                                                                                   $      --  $      --
====================================================================================================================================

                                                                                                                  2000       1999
INTEREST RATE CAPS - CMT BASED [1]                2001      2002       2003      2004       2005    THEREAFTER    TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $     --   $    494
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --         --        --        7.7%
  Fair value                                                                                                   $     --   $      1
  Notional value                               $      --  $     --  $     250  $      -- $     250  $      --  $    500   $    850
  Weighted average strike rate (8.0 - 9.9%)           --        --        8.7%        --       8.7%        --       8.7%       8.8%
  Fair value                                                                                                   $     --   $      4
Issued
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $     --   $    244
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --         --        --        7.7%
  Fair value                                                                                                   $     --   $     --
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $     --   $    100
  Weighted average strike rate (8.0 - 9.9%)           --        --         --         --        --         --        --        9.5%
  Fair value                                                                                                   $     --   $     --
====================================================================================================================================

[1]   CMT represents the Constant Maturity Treasury Rate.

                                                                                                                  2000       1999
INTEREST RATE FLOORS - LIBOR BASED               2001       2002       2003      2004       2005    THEREAFTER    TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      -- $      --  $      --  $     27  $      --  $      --  $      27  $     27
  Weighted average strike rate (6.0 - 7.9%)           --        --         --       7.9%        --         --        7.9%      7.9%
  Fair value                                                                                                   $       2  $      2
 Issued
  Notional value                               $      -- $      28  $      54  $     34  $      77  $      --  $     193  $    206
  Weighted average strike rate (4.0 - 5.9%)           --       5.3%       5.4%      5.3%       5.3%        --        5.3%      5.3%
  Fair value                                                                                                   $      (2) $     (1)
  Notional value                               $      -- $      --  $      --  $     27  $      --  $      --  $      27  $     27
  Weighted average strike rate (6.0 - 7.9%)           --        --         --       7.8%        --         --        7.8%      7.8%
  Fair value                                                                                                   $      (2) $     (2)
====================================================================================================================================

                                                                                                                  2000       1999
INTEREST RATE FLOORS - CMT BASED [1]              2001      2002       2003      2004       2005    THEREAFTER    TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      --  $     --  $     150  $      -- $      --  $      --  $     150  $    250
  Weighted average strike rate (4.0 - 5.9%)           --        --        5.5%        --        --         --        5.5%      5.6%
  Fair value                                                                                                   $       3  $      1
  Notional value                               $      --  $     --  $      --  $      -- $      --  $      --  $      --  $     10
  Weighted average strike rate (6.0 - 7.9%)           --        --         --         --        --         --         --       6.0%
  Fair value                                                                                                   $      --  $     --
====================================================================================================================================

[1]   CMT represents the Constant Maturity Treasury Rate.

                                                                                                                  2000       1999
INTEREST RATE FUTURES                             2001      2002       2003      2004       2005    THEREAFTER    TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Long
  Contract amount/notional                     $    198   $     --  $      --  $      -- $      --  $      --  $    198   $     27
  Weighted average settlement price            $    105   $     --  $      --  $      -- $      --  $      --  $    105   $     97
 Short
  Contract amount/notional                     $     59   $     --  $      --  $      -- $      --  $      --  $     59   $     51
  Weighted average settlement price            $    105   $     --  $      --  $      -- $      --  $      --  $    105   $     93
====================================================================================================================================

Option Contracts
----------------

Worldwide Life uses option contracts to hedge debt instruments that totaled $951 and $254 in notional amounts and $(34) and $(50) in carrying value as of December 31, 2000 and 1999, respectively.

Currency Exchange Risk
----------------------

As of December 31, 2000, Worldwide Life had immaterial currency exposures resulting from its international operations.

Life Insurance Liability Characteristics
----------------------------------------

Worldwide Life's insurance liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate -- Products in this category require the payment of a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the life operations to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period.
Product examples include universal life contracts and the general account portion of Worldwide Life's variable annuity products.

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

Management of the duration of investments with respective policyholder obligations is an explicit objective of Worldwide Life's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2000 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1999.

(dollars in billions)
                                                                                                                   2000       1999
DESCRIPTION [1]                                    2001       2002      2003       2004      2005    THEREAFTER    TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles           $    1.3  $     0.8  $     0.9 $     2.7  $     2.0 $     2.7  $   10.4   $    9.7
  Weighted average credited rate                      6.5%       6.5%       5.6%      6.8%       6.9%      6.9%      6.7%       6.6%
Indexed asset accumulation vehicles              $    0.6  $     0.1  $     --  $     --   $     --  $     --   $    0.7   $    0.6
  Weighted average credited rate                      6.3%       6.2%       --        --         --        --        6.3%       6.2%
Interest credited asset accumulation vehicles    $    4.1  $     0.6  $     0.6 $     0.3  $     0.3 $     4.2  $   10.1   $   10.6
  Weighted average credited rate                      6.4%       5.4%       5.4%      5.6%       5.6%      5.6%      5.9%       5.7%
Long-term pay out liabilities                    $    0.8  $     0.7  $     0.6 $     0.5  $     0.4 $     3.5  $    6.5   $    5.6
Short-term pay out liabilities                   $    0.9  $     --   $     --  $     --   $     --  $     --   $    0.9   $    0.8
====================================================================================================================================

[1] As of December 31, 2000 and 1999, the fair values of Worldwide Life's investment contracts, including guaranteed separate accounts, were $21.4 billion and $20.9 billion, respectively.

Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by Worldwide Life, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following tables. These fixed liabilities represented about 60% and 55% of Worldwide Life's general and guaranteed separate account liabilities at December 31, 2000 and 1999, respectively. The remaining liabilities generally allow Worldwide Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

                                Change in Net Economic Value
                                   2000                1999
                           ----------------------------------------
Basis point shift            - 100     + 100     - 100     + 100
-------------------------------------------------------------------
 Amount                    $    (15)  $    (27)  $   (4)   $    (5)
 Percent of liability value   (0.09)%    (0.16)%  (0.03)%    (0.03)%
--------------------------------------------------------------------


WORLDWIDE PROPERTY & CASUALTY

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Worldwide Property & Casualty relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt issued. Derivative instruments are used periodically to manage interest rate risk and as a result, their value will change as market rates change, generally in the opposite direction of the item being hedged. The total notional amounts of derivatives used for hedging interest rate risk as of December 31, 2000 and 1999 were $318 and $136, respectively.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2000, are reflected in the following table. Comparative totals are included as of December 31, 1999. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 2000 and 1999, and is based primarily on LIBOR. Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed as they were immaterial to Worldwide Property & Casualty's investment portfolio.

                                                                                                                  2000       1999
                                               2001       2002       2003      2004       2005     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                 $     18   $     28   $     46   $     32  $     88   $  7,099    $ 7,311     $  6,880
  WAC                                            6.8%       5.5%       5.6%       5.6%      5.7%       5.4%       5.4%         5.3%
  Fair value                                                                                                  $ 7,498     $  6,662
 Variable Rate
  Par value                                 $     --   $     --   $     --   $     --  $     --   $    282    $   282     $    389
  WAC                                             --         --         --         --        --        6.5%       6.5%         6.2%
  Fair value                                                                                                  $   227     $    311
------------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                                 $  1,055   $    411   $    281   $    418  $    540   $  3,470    $ 6,175     $  6,444
  WAC                                            6.8%       5.5%       6.5%       6.5%      6.6%       6.2%       6.2%         5.9%
  Fair value                                                                                                  $ 5,967     $  6,542
 Variable Rate
  Par value                                 $     --   $     --   $     --  $       2  $     --  $     126    $   128     $    136
  WAC                                             --         --         --        5.3%       --        4.8%       4.8%         9.6%
  Fair value                                                                                                  $    88     $    143
------------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     47   $     96   $     97   $     54  $     74   $    258    $   626     $    521
  WAC                                            8.2%       6.9%       6.7%       7.1%      7.1%       7.8%       7.4%         6.7%
  Fair value                                                                                                  $   620    $     503
 Variable Rate
  Par value                                 $      6   $      9   $      3   $     33  $      8   $     96    $   155     $    112
  WAC                                           11.3%       8.7%       8.0%       7.7%      7.7%       7.7%       7.9%         6.3%
  Fair value                                                                                                  $   141    $     113
------------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                 $     34   $     27   $     32   $     24  $     16   $     89    $   222     $    260
  WAC                                            6.5%       6.6%       6.5%       6.6%      6.6%       6.6%       6.6%         6.8%
  Fair value                                                                                                  $   219     $    228
 Variable Rate
  Par value                                 $      2   $      2   $      2   $      1  $      2   $      9    $    18     $     13
  WAC                                            5.4%       5.4%       5.4%       5.5%      6.3%       5.7%       5.6%        10.2%
  Fair value                                                                                                  $    17     $     12
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     24   $     16   $     12   $     19  $     12   $    606    $   689     $    706
  WAC                                            7.1%       7.1%       6.7%       7.1%      6.8%       7.2%       7.2%         7.1%
  Fair value                                                                                                  $   697     $    633
 Variable Rate
  Par value                                 $     47   $     65   $     60   $     62  $     45   $    162    $   441     $    262
  WAC                                            8.4%       8.4%       8.1%       7.7%      7.8%       8.2%       8.1%         7.8%
  Fair value                                                                                                  $   444     $    249
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     23   $     28   $     28   $     25  $     23   $    186    $   313     $    462
  WAC                                            7.1%       7.2%       7.2%       7.2%      7.2%       7.2%       7.2%         7.0%
  Fair value                                                                                                  $   315     $    445
====================================================================================================================================

The following table provides information as of December 31, 2000 on interest rate swaps used to manage interest rate risk on fixed maturities and presents notional amounts with weighted average pay and receive rates by maturity year. Comparative totals are included as of December 31, 1999. The weighted average rates are based on spot rates as of December 31, 2000 and 1999.


                                                                                                                   2000       1999
INTEREST RATE SWAPS                               2001      2002       2003      2004       2005    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed
  Notional value                               $      --  $     10  $      --  $      35 $      --  $      --  $     45    $     75
  Weighted average pay rate                           --       6.8%        --        6.7%       --         --       6.7%        6.3%
  Weighted average receive rate                       --       6.5%        --        6.7%       --         --       6.7%        6.6%
  Fair value                                                                                                   $      1    $     (1)
Pay Variable/Receive Different Variable
  Notional value                               $    273   $     --  $      --  $      -- $      --  $      --  $    273    $     61
  Weighted average pay rate                         6.5%        --         --         --        --         --       6.5%        6.2%
  Weighted average receive rate                     6.9%        --         --         --        --         --       6.9%        6.7%
  Fair value                                                                                                   $      5    $     (1)
====================================================================================================================================

The table below provides information as of December 31, 2000 on debt obligations and QUIPS and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 1999.

                                                                                                                   2000       1999
                                                  2001      2002       2003      2004       2005    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
 Fixed Rate
  Amount                                       $    235   $    --   $     --   $     --  $     --   $     --   $    235    $     31
  Weighted average interest rate                    8.1%       --         --         --        --         --        8.1%        6.4%
  Fair value                                                                                                   $    238    $     31
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $   300   $     --   $     --  $     --   $    400   $    700    $    900
  Weighted average interest rate                     --       6.4%        --         --        --        6.8%       6.6%        7.1%
  Fair value                                                                                                   $    689    $    872
CUMULATIVE QUARTERLY INCOME PREFERRED
  SECURITIES (QUIPS) [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $  1,000   $  1,000    $  1,000
  Weighted average interest rate                     --        --         --         --        --        8.4%       8.4%        8.4%
  Fair value                                                                                                   $    988    $    879
====================================================================================================================================

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Equities Price Risk
-------------------

Worldwide Property & Casualty holds a diversified portfolio of investments in equity securities representing firms in various countries, industries and market segments ranging from small market capitalization stocks to Standard & Poor's 500 stocks. The risk associated with these securities relates to potential decreases in value resulting from changes in equity prices.

The following table reflects equity securities owned at December 31, 2000 and 1999, grouped by major market type.


                              2000                1999
                       FAIR VALUE PERCENT  FAIR VALUE  PERCENT
---------------------------------------------------------------
EQUITY SECURITIES
  Domestic
   Large cap           $   521      58.9%   $   519      45.8%
   Midcap/small cap        179      20.2%       114      10.1%
  Foreign
   EAFE [1]/Canadian       185      20.9%       465      41.0%
   Emerging                 --       --          35       3.1%
---------------------------------------------------------------
     TOTAL             $   885     100.0%  $  1,133     100.0%
===============================================================
[1] Europe, Australia, Far East countries index.

Currency Exchange Risk
----------------------

As of December 31, 2000, Worldwide Property & Casualty had immaterial currency exposures resulting from its international operations.

Currency exchange risk also exists with respect to investments in foreign equity securities. Forward foreign contracts with a notional amount of $8 and $48 were used to manage this risk at December 31, 2000 and 1999, respectively.

CORPORATE

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Corporate relates to the debt issued in connection with The HLI Repurchase. Corporate also has $5 in fixed maturity security investments that represent an immaterial interest rate exposure.

The table below provides information as of December 31, 2000 on Corporate's debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year. Because the debt was issued in 2000, comparative totals are not presented.


                                                                                                                           2000
                                                     2001        2002       2003        2004       2005     THEREAFTER     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                                          $     --     $     --   $     --    $     --   $    250   $    275     $    525
  Weighted average interest rate                        --           --         --          --        7.8%       7.9%         7.8%
  Fair value                                                                                                             $    554
====================================================================================================================================

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford as of December 31, 2000 consists of debt and equity, and as of December 31, 1999 and 1998 also consisted of minority interest, summarized as follows:

                                                                                                  As of December 31,
                                                                                    -----------------------------------------------
                                                                                         2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                     $         235   $          31   $          31
Long-term debt                                                                              1,862           1,548           1,548
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debentures (QUIPS and TruPS)                    1,243           1,250           1,250
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $       3,340   $       2,829   $       2,829
     ------------------------------------------------------------------------------------------------------------------------------
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY [1]                               $          --   $         491   $         414
     ------------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss) on securities, net of tax                   $       6,967   $       5,664   $       5,612
Unrealized gain (loss) on securities, net of tax                                              497            (198)            811
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $       7,464   $       5,466   $       6,423
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION [2]                                                       $      10,307   $       8,984   $       8,855
     ------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                        48%             50%             50%
Debt to capitalization  [2] [3]                                                                32%             31%             32%
===================================================================================================================================

[1] Excludes unrealized gain (loss) on securities, net of tax, of $(62) and $51 as of December 31, 1999 and 1998, respectively.
[2]   Excludes unrealized gain (loss) on securities, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratios were 30%, 28% and 28%, and the debt to capitalization ratios were 20%, 18% and 18% as of December 31, 2000, 1999 and 1998, respectively.

ACQUISITIONS

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair values of the net assets acquired) of $862, which is being amortized on a straight-line basis over a 25 year period.

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value, including the recognition of an asset representing the present value of estimated net cash flows (present value of the future gross profits to be earned, PVP) embedded in HLI's existing insurance and investment contracts.

The amount of the purchase price allocated to PVP was $801. PVP is amortized to expense in relation to the estimated gross profits on those contracts, and interest is accreted on the unamortized balance. For the year ended December 31, 2000, amortization of PVP amounted to $47. Amortization of all purchase adjustments, excluding goodwill, will not have a significant impact on the Company's ongoing results of operations.

Purchase consideration for the transaction was as follows:

Issuance of:
-----------
Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                    $  398
Long-term notes:
   $250  7.75% notes due June 15, 2005                       244
   $275  7.90% notes due June 15, 2010                       272
Commercial paper                                             400
-----------------------------------------------------------------
     Consideration raised                                  1,314
Other, including conversion of HLI employee stock
   options and restricted shares                             102
-----------------------------------------------------------------
     Total consideration                                  $1,416
=================================================================

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain (loss) on securities, net of tax, increased by $1.3 billion as of December 31, 2000 compared to December 31, 1999. This change was primarily the result of earnings and financing activities related to The HLI Repurchase, partially offset by dividends declared and the effect of treasury stock acquired in the first quarter of 2000.

The Hartford's total capitalization, excluding unrealized gain (loss) on securities, net of tax, increased by $129 in 1999 from 1998. This change primarily was the result of earnings, partially offset by dividends declared on The Hartford's common stock and the effect of treasury stock acquired, net of reissuances for incentive and stock purchase plans.

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus, as amended on January 31, 2001, for the potential offering and sale of up to $2.6 billion in debt and equity securities. (For a further discussion of the shelf registration, see Note 6 of Notes to Consolidated Financial Statements.)

DEBT

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt. On June 23, 2000, The Hartford issued $400 of commercial paper. Proceeds from the debt issuances were used to partially fund The HLI Repurchase. The Company used proceeds from the sale of Zwolsche to pay off all the $400 of commercial paper on December 29, 2000. (For additional information regarding debt, see Note 6 of Notes to Consolidated Financial Statements.)

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its existing shelf registration. (For additional information, see Note 17 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (QUIPS AND TRUPS)

On March 6, 2001, HLI issued and sold $200 of trust preferred securities from its existing shelf registration. (For additional information, see Note 17 of Notes to Consolidated Financial Statements.)

For a further discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures, see Note 7 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock from  treasury - On June 8, 2000,  The Hartford  issued
7.25 million shares of common stock in a block trade to Goldman, Sachs & Co. for $398. The shares were issued out of treasury. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase.

Dividends  -  The  Hartford   declared  $214  and  paid  $210  in  dividends  to
shareholders in 2000 and declared $209 and paid $207 in 1999.

On October 19, 2000, The Hartford declared a dividend on its common stock of $0.25 per share payable on January 2, 2001 to shareholders of record as of December 1, 2000.

Treasury Stock - In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. The Hartford completed the $1.0 billion repurchase authorization during 1999 by repurchasing
9.2 million shares of its common stock in the open market at a total cost of $453. In October 1999, The Hartford's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock. This repurchase authorization was effective in November 1999 and covers a three-year period. For the year ended December 31, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100. Since the inception of the 1999 repurchase program, The Hartford has repurchased 5.9 million shares at a total cost of $243. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans. During the first quarter of 2000 and in conjunction with The HLI Repurchase, management elected to discontinue repurchase activity.

Unrealized Gain (Loss) - Unrealized gain (loss) on securities, net of tax, increased by $695 as of December 31, 2000 compared to December 31, 1999. The change resulted primarily from the impact of decreased interest rates on the fixed maturity portfolio.

Subsequent Event - On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615. (For additional information, see Note 17 of Notes to Consolidated Financial Statements.)

RATINGS

The following table summarizes The Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 28, 2001.

                             A.M.     FITCH  STANDARD
                             BEST     [1]    & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE RATINGS:
  Hartford Fire               A+      AA        AA        Aa3
  Hartford Life Insurance
   Company                    A+      AA+       AA        Aa3
  Hartford Life & Accident    A+      AA+       AA        Aa3
  Hartford Life & Annuity     A+      AA+       AA        Aa3
-----------------------------------------------------------------
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+      A+        A         A2
   Commercial paper          AMB-1    F-1      A-1        P-1
  Hartford Capital I and
   II quarterly income
   preferred securities [2]   a-       A       BBB+       a2
  Hartford Life, Inc.:
   Senior debt                a+      A+        A         A2
   Commercial paper           --      F-1      A-1        P-1
  Hartford Life, Inc.:
   Capital I trust
   preferred securities [2]   a-       A       BBB+       a2
=================================================================
[1]   Formerly Duff & Phelps
[2] A.M. Best ratings were adjusted to reflect the integration of A.M. Best's debt and preferred stock scales.

Ratings are an important factor in establishing the competitive position of an insurance company such as The Hartford. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed.

On January 26, 2001, Moody's confirmed the insurance and debt financial ratings of The Hartford Financial Services Group, Inc. and HLI following the announcement of the Fortis acquisition, but changed the outlook on both companies' debt ratings to negative from stable. Moody's stated that the revision in debt ratings outlook was based upon Moody's concerns that the Fortis acquisition would increase The Hartford's operating and financial leverage over the medium term and fixed charge coverage would weaken. The revision in ratings outlook does not constitute a ratings "downgrade", nor has Moody's placed the Company on its "watchlist" for possible downgrade.

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

Dividends to The Hartford Financial Services Group, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of restricted surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.

The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

As of December 31, 2000, the maximum amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. from its insurance subsidiaries in 2001, without prior regulatory approval, is $779.

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

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2000, each of The Hartford's insurance subsidiaries within Worldwide Life and Worldwide Property & Casualty had more than sufficient capital to meet the NAIC's RBC requirements.

CASH FLOW

                                 2000       1999        1998
----------------------------------------------------------------
Net cash provided by
  operating activities        $   2,350  $     891  $     907
Net cash (used for) provided
  by investing activities     $  (2,079) $   2,279  $     411
Net cash used for financing
  activities                  $    (208) $  (3,104) $  (1,340)
Cash - end of year            $     227  $     182  $     123
----------------------------------------------------------------

2000 COMPARED TO 1999 -- The increase in operating cash flow was primarily the result of growth in Worldwide Life business, along with favorable underwriting cash flows in Worldwide Property & Casualty. The decrease in cash used for financing activities was attributable to net financing for The HLI Repurchase as well as a lower level of disbursements for investment type contracts related to the leveraged block of COLI business. The financing activities, along with the increase in cash provided by operating activities, accounted for the change in cash from investing activities.

1999 COMPARED TO 1998 -- Operating cash flow decreased slightly in 1999 compared to 1998. The change in both investing and financing cash flows was primarily the result of an increase in disbursements for investment type contracts related to the leveraged COLI block of business.

Operating cash flows in each of the last three years have been more than adequate to meet liquidity requirements.

SUBSEQUENT EVENT

On January 25, 2001, The Hartford agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be reported as a purchase transaction. The Company plans to finance the transaction through the issuance of debt and equity securities. (For additional information, see Note 17 of Notes to Consolidated Financial Statements.)

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEGISLATIVE INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Passage in November 1999 of the Financial Services Modernization Act, which permits affiliations among banks, insurance companies and securities firms, may have competitive, operational and other implications for the Company. Among other provisions, the measure includes privacy protections requiring all financial service providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect the Company's operations.

Enactment of the Financial Services Modernization Act at the federal level has also focused renewed attention on state regulation of insurance. Elements of the insurance industry are involved in a countrywide initiative to streamline regulatory procedures, notably the elimination of rate and form filing requirements for property and casualty lines. Altogether, about half the states have considered a variety of such measures, which could result in reduced transaction costs and improved speed to market.

Federal measures which have been previously considered by Congress and which, if adopted, could affect the insurance business, include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which changes could have an impact on the relative desirability of various personal investment vehicles. Other proposals pertain to medical testing for insurability, and the use of gender in determining insurance and pension rates and benefits. It is too early to determine whether any of these proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

Congress is expected to continue to consider reform of the Superfund hazardous waste cleanup program and the creation of a centralized mechanism for handling asbestos injury claims. Both proposals have the potential to reduce claim exposures; however, enactment of such legislation may not occur in the current Congress. Proposed legislation to reduce abusive class-action lawsuits would also have a beneficial impact, but prospects for near-term enactment are likewise uncertain. So-called "patient protection" legislation introduced in Congress and passed in many states includes provisions permitting lawsuits against health maintenance organizations ("HMOs") for denial of coverage. Although the Company is not a health insurer or health care provider, passage of such legislation could affect medical claim costs to the extent that HMOs were constrained from actively managing care.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $2 in 2000, $4 in 1999 and $12 in 1998.

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $250 in statutory surplus.

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

YEAR 2000

As of December 31, 2000, The Hartford had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. As an insurer, The Hartford has received claims from insureds who have incurred losses as a result of Year 2000 issues. Insurance coverage, if any, will depend upon the provisions of the policies and the facts and circumstances of each claim. The Hartford does not believe that the claim and claim adjustment expenses related to such claims will have a material impact upon The Hartford's financial condition or results of operations.

OTHER

For further information on other contingencies, see Note 15 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
EFFECT OF INFLATION
--------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2001 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and "Stock Ownership of Directors, Executive Officers and Certain Shareholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.


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

(b) Reports on Form 8-K - The Hartford has filed no reports on Form 8-K during the quarter ended December 31, 2000.

(c)   See Item 14(a)(3).

(d)   See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                         Page(s)
Report of Management                                                      F-1
Report of Independent Public Accountants                                  F-2
Consolidated  Statements  of Income for the three years ended
  December 31, 2000                                                       F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999              F-4
Consolidated Statements of Changes in Stockholders' Equity for
  the three years ended December 31, 2000                                 F-5-6
Consolidated  Statements  of Cash Flows for the three years
  ended December 31, 2000                                                 F-7
Notes to Consolidated Financial Statements                                F-8-31
Summary of Investments - Other Than Investments in Affiliates             S-1
Condensed Financial Information of The Hartford Financial
  Services Group, Inc.                                                    S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental Information Concerning Property and Casualty
  Insurance Operations                                                    S-7




                              REPORT OF MANAGEMENT


The management of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operation, and that any other information contained in the Annual Report is consistent with the financial statements.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE HARTFORD FINANCIAL SERVICES GROUP, INC.:

We have audited the accompanying Consolidated Balance Sheets of The Hartford Financial Services Group, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 25, 2001 (except with respect to the matters discussed in Notes 6, 7, 8 and 17, as to which the date is March 6, 2001)

                                                 THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                      CONSOLIDATED STATEMENTS OF INCOME



                                                                                    For the years ended December 31,
                                                                          -----------------------------------------------------
   (In millions, except for per share data)                                       2000             1999              1998
   ----------------------------------------------------------------------------------------------------------------------------
   REVENUES
      Earned premiums                                                     $         8,941   $        8,342   $         9,021
      Fee income                                                                    2,493            2,112             2,106
      Net investment income                                                         2,674            2,627             3,102
      Other revenue                                                                   450              413               489
      Net realized capital gains                                                      145               34               304
   ----------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                          14,703           13,528            15,022
           --------------------------------------------------------------------------------------------------------------------

   BENEFITS, CLAIMS AND EXPENSES
      Benefits, claims and claim adjustment expenses                                8,419            7,902             8,613
      Amortization of deferred policy acquisition costs                             2,213            2,011             2,020
      Insurance operating costs and expenses                                        1,958            1,779             2,315
      Other expenses                                                                  695              601               599
   ----------------------------------------------------------------------------------------------------------------------------
           TOTAL BENEFITS, CLAIMS AND EXPENSES                                     13,285           12,293            13,547
           --------------------------------------------------------------------------------------------------------------------

           OPERATING INCOME                                                         1,418            1,235             1,475
      Income tax expense                                                              390              287               388
   ----------------------------------------------------------------------------------------------------------------------------

           Income before minority interest                                          1,028              948             1,087
      Minority interest in consolidated subsidiary                                    (54)             (86)              (72)
   ----------------------------------------------------------------------------------------------------------------------------

           NET INCOME                                                     $           974   $          862   $         1,015
   ----------------------------------------------------------------------------------------------------------------------------

   Basic earnings per share                                               $          4.42   $         3.83   $          4.36
   Diluted earnings per share                                             $          4.34   $         3.79   $          4.30
   ----------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding                                       220.6            224.9             232.8
   Weighted average common shares outstanding and
     dilutive potential common shares                                               224.4            227.5             236.2
   ----------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared per share                                      $          0.97   $         0.92   $          0.85
   ============================================================================================================================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                   As of December 31,
                                                                                            ----------------------------------
(In millions, except for share data)                                                              2000             1999
------------------------------------------------------------------------------------------- ----------------- ----------------
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $33,856 and
    $33,653)                                                                                $      34,492     $      32,875
   Equity securities, available for sale, at fair value (cost of $921 and $937)                     1,056             1,286
   Policy loans, at outstanding balance                                                             3,610             4,222
   Other investments                                                                                1,511               758
------------------------------------------------------------------------------------------- ----------------- ----------------
      Total investments                                                                            40,669            39,141
   Cash                                                                                               227               182
   Premiums receivable and agents' balances                                                         2,295             2,071
   Reinsurance recoverables                                                                         4,579             4,473
   Deferred policy acquisition costs and present value of future profits                            5,305             5,038
   Deferred income tax                                                                                682             1,404
   Other assets                                                                                     3,721             3,075
   Separate account assets                                                                        114,054           111,667
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL ASSETS                                                                        $     171,532     $     167,051
        =================================================================================== ================= ================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,874     $      16,014
      Life                                                                                          7,105             6,564
   Other policyholder funds and benefits payable                                                   15,848            16,884
   Unearned premiums                                                                                3,093             2,777
   Short-term debt                                                                                    235                31
   Long-term debt                                                                                   1,862             1,548
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,243             1,250
   Other liabilities                                                                                4,754             4,421
   Separate account liabilities                                                                   114,054           111,667
------------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                  164,068           161,156

COMMITMENTS AND CONTINGENCIES, NOTE 15

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                           --               429

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 238,645,675 shares, par value $0.01                    2                 2
   Additional paid-in capital                                                                       1,686             1,551
   Retained earnings                                                                                5,887             5,127
   Treasury stock, at cost - 12,355,414 and 21,419,460 shares                                        (480)             (942)
   Accumulated other comprehensive income (loss)                                                      369              (272)
------------------------------------------------------------------------------------------- ----------------- ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  7,464             5,466
        =================================================================================== ================= ================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     171,532     $     167,051
        =================================================================================== ================= ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                          Accumulated Other Comprehensive
                                                                                      Income (Loss)
                                                                       ---------------------------------------
                                         Common                                                     Minimum
                                         Stock/                         Unrealized                  Pension
                                       Additional             Treasury  Gain (Loss)   Cumulative   Liability             Outstanding
                                         Paid-in    Retained  Stock,  on Securities  Translation  Adjustment,               Shares
(In millions)                            Capital    Earnings  at Cost   net of taz   Adjustments   net of tax   Total (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR               $1,553        $5,127   $(942)       $(198)       $(63)       $(11)      $5,466     217,226
Comprehensive income
   Net income                                             974                                                       974
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [2]                                         695                                  695
     Cumulative translation adjustments                                                    (50)                     (50)
     Minimum pension liability
      adjustment                                                                                        (4)          (4)
                                                                                                               ----------
   Total other comprehensive income                                                                                 641
                                                                                                               ----------
     Total comprehensive income                                                                                   1,615
                                                                                                               ----------
Issuance of shares under incentive and
   stock purchase plans                     (51)                  212                                               161       4,460
Issuance of common stock from treasury       56                   342                                               398       7,250
Conversion of Hartford Life, Inc.
   employee stock options and
   restricted shares                         84                     8                                                92         186
Tax benefit on employee stock options
   and awards                                46                                                                      46
Treasury stock acquired                                          (100)                                             (100)     (2,832)
Dividends declared on common stock                       (214)                                                     (214)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                     $1,688        $5,887   $(480)        $497       $(113)       $(15)      $7,464     226,290
====================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                          Accumulated Other Comprehensive
                                                                                      Income (Loss)
                                                                       ---------------------------------------
                                         Common                                                     Minimum
                                         Stock/                         Unrealized                  Pension
                                       Additional             Treasury  Gain (Loss)   Cumulative   Liability             Outstanding
                                         Paid-in    Retained  Stock,  on Securities  Translation  Adjustment,               Shares
(In millions)                            Capital    Earnings  at Cost   net of taz   Adjustments   net of tax   Total (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                  $1,593     $4,474   $(455)        $811         $--         $--      $6,423      227,395
Comprehensive income
   Net income                                             862                                                      862
   Other comprehensive income (loss),
    net of tax [1]
      Unrealized gain (loss) on
       securities [2]                                                       (1,009)                             (1,009)
      Cumulative translation adjustments                                                   (63)                    (63)
      Minimum pension liability adjustment                                                             (11)        (11)
                                                                                                              -----------
   Total other comprehensive income
    (loss)                                                                                                      (1,083)
                                                                                                              -----------
     Total comprehensive income (loss)                                                                            (221)
                                                                                                              -----------
Issuance of shares under incentive and
   stock purchase plans                        (54)               106                                               52        2,109
Tax benefit on employee stock options
   and awards                                   17                                                                  17
Treasury stock acquired                         (3)              (593)                                            (596)     (12,278)
Dividends declared on common stock                       (209)                                                    (209)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,553     $5,127   $(942)       $(198)       $(63)       $(11)     $5,466      217,226
====================================================================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                   Consolidated Statements of Changes in Stockholders' Equity


FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                  Accumulated Other
                                                                                 Comprehensive Income
                                                                           ----------------------------------
                                        Common Stock/            Treasury                         Cumulative           Outstanding
                                         Additional    Retained   Stock,   Unrealized Gain on     Translation             Shares
(In millions)                          Paid-in Capital Earnings   at Cost Securities, net of tax  Adjustments  Total  (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                   $1,643       $3,658    $(48)         $853              $(21)      $6,085       235,952
Comprehensive income
   Net income                                              1,015                                                1,015
   Other comprehensive income (loss),
    net of tax [1]
      Unrealized gain (loss) on
       securities [2]                                                              (42)                           (42)
      Cumulative translation adjustments                                                              21           21
                                                                                                             -----------
   Total other comprehensive income
     (loss)                                                                                                       (21)
                                                                                                             -----------
     Total comprehensive income                                                                                   994
                                                                                                             -----------
Issuance of shares under incentive
   and stock purchase plans                      (2)                  70                                           68         2,203
Tax benefit on employee stock options
   and awards                                    22                                                                22
Treasury stock acquired                         (70)                (477)                                        (547)      (10,760)
Dividends declared on common stock                          (199)                                                (199)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                         $1,593       $4,474   $(455)         $811                $--      $6,423       227,395
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax of $370, $(546) and $(17) for the years ended December 31, 2000, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments. Minimum pension liability adjustment is net of tax of $(2) and $(6) for the years ended December 31, 2000 and 1999, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(57), $25 and $166 for the years ended December 31, 2000, 1999 and 1998, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions)                                                                          2000              1999             1998
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
OPERATING ACTIVITIES
   Net income                                                                     $         974    $          862    $       1,015
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
   Change in receivables, payables and accruals                                             126               132              (28)
   Change in reinsurance recoverables                                                       (85)              126              622
   Amortization of deferred policy acquisition costs                                      2,213             2,011            2,020
   Additions to deferred policy acquisition costs                                        (2,573)           (2,498)          (2,600)
   Change in accrued and deferred income taxes                                              398               166              (67)
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                            1,130               454              266
   Minority interest in consolidated subsidiary                                              54                86               72
   Net realized capital gains                                                              (145)              (34)            (304)
   Depreciation and amortization                                                             63                58               89
   Other, net                                                                               195              (472)            (178)
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,350               891              907
================================================================================= ================ ================= ===============
INVESTING ACTIVITIES
   Purchase of investments                                                              (15,104)          (13,172)         (15,473)
   Sale of investments                                                                   11,985            13,525           13,681
   Maturity of investments                                                                2,001             2,098            2,156
   Purchase of minority interest in HLI                                                  (1,329)               --               --
   Sale (purchase) of other affiliates                                                      483               (52)             155
   Additions to property, plant and equipment                                              (115)             (120)            (108)
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                               (2,079)            2,279              411
================================================================================= ================ ================= ===============
FINANCING ACTIVITIES
   Short-term debt, net                                                                       4                --              (60)
   Issuance of long-term debt                                                               516                --              200
   Repayment of long-term debt                                                               --                --             (200)
   Issuance of common stock from treasury                                                   398                --               --
   Net proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior
     subordinated debentures                                                                 --                --              250
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                         (947)           (2,356)            (835)
   Dividends paid                                                                          (210)             (207)            (197)
   Acquisition of treasury stock                                                           (100)             (596)            (547)
   Proceeds from issuances of shares under incentive and stock purchase plans               131                55               49
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      NET CASH USED FOR FINANCING ACTIVITIES                                               (208)           (3,104)          (1,340)
================================================================================= ================ ================= ===============
   Foreign exchange rate effect on cash                                                     (18)               (7)               5
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
   Net increase (decrease) in cash                                                           45                59              (17)
   Cash - beginning of year                                                                 182               123              140
--------------------------------------------------------------------------------- ---------------- ----------------- ---------------
      CASH - END OF YEAR                                                          $         227    $          182    $         123
================================================================================= ================ ================= ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Income taxes                                                                   $          95    $           41    $         407
   Interest                                                                       $         248    $          214    $         220

NONCASH INVESTING ACTIVITIES
----------------------------
For the year ended  December 31, 1998, due to the recapture of an in force block of  business  previously  ceded  to  MBL  Life  Assurance  Co.  of  New  Jersey, reinsurance  recoverables  of $4,753 were exchanged for the fair value of assets comprised of $4,310 in policy loans and $443 in other net assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Dollar amounts in millions, except per share data, unless otherwise stated)

1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") provide life and property and casualty insurance to both individual and commercial customers in the United States and internationally.

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary to Assurances Generales de France, a subsidiary of Allianz AG. For purposes of these financial statements, Zwolsche's operating results are included in The Hartford's Consolidated Statements of Income through the date of sale.

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. ("HLI") that it did not already own ("The HLI Repurchase"). The accompanying consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. (For a further discussion of The HLI Repurchase, see Note 2.)

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary. For purposes of these financial statements, London & Edinburgh's operating results are included in The Hartford's Consolidated Statements of Income through the date of sale. (For additional information, see Note 19.)

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44" or "the Interpretation"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 2000, The Hartford adopted Statement of Position ("SOP") No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

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

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In October 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 revises the criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. Implementation of the provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the EITF reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after March 15, 2001. Adoption of EITF No. 99-20 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for The Hartford began January 1, 2001. Implementation of SFAS No. 133, as amended, is expected to result in a cumulative transition adjustment, decreasing net income by $23 after-tax. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

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

Realized capital gains (losses) on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $(9), $2 and $8 for the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of the contracts, the realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share, are reported as a component of revenues and are determined on a specific identification basis.

The Company's accounting policy for impairment recognition of investments requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(E)  DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING - The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity;

(E)  DERIVATIVE INSTRUMENTS (CONTINUED)

or to control transaction costs. The Company is considered an "end-user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. The Hartford's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA Issue Paper No. 86-2, "Accounting for Options", and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in stockholders' equity as a component of accumulated other comprehensive income. Derivative instruments used to hedge liabilities are carried at cost. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Initial application of SFAS No. 133, as amended, for The Hartford began for the first quarter of 2001. For further discussion of SFAS No. 133, as amended, see (c) Future Adoption of New Accounting Standards.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Hartford's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly and measured based on a rolling three-month average, falls outside the range of 80% to 120%, hedge accounting is terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

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

(F)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non- guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or the account value to the policyholder.

(G)  DEFERRED POLICY ACQUISITION COSTS

WORLDWIDE LIFE - Policy acquisition costs, including commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the

(G)  DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins, and surrender charges. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts, and the cumulative amortization for the books of business are reestimated and readjusted by a cumulative charge or credit to income.

WORLDWIDE PROPERTY & CASUALTY - Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including net investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to result in a net loss.

(H)  FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

WORLDWIDE LIFE - Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss, and Medicare supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience.

The following table displays the development of the claim reserves (included in future policy benefits in the Consolidated Balance Sheets) resulting primarily from group disability products.

                                 For the years ended December 31,
                                 --------------------------------
                                    2000      1999       1998
                                 --------------------------------
BEGINNING CLAIM RESERVES-GROSS     $2,128     $1,938    $1,746
Reinsurance recoverables              125        125        71
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        2,003      1,813     1,675
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                   1,093      1,013       902
     Prior years                      (11)       (33)      (48)
-----------------------------------------------------------------
TOTAL INCURRED                      1,082        980       854
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     410        360       334
     Prior years                      468        430       382
-----------------------------------------------------------------
TOTAL PAID                            878        790       716
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           2,207      2,003     1,813
Reinsurance recoverables              177        125       125
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $2,384     $2,128    $1,938
=================================================================

WORLDWIDE PROPERTY & CASUALTY - The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value using an average interest rate of 5.7% in 2000 and 6.3% in 1999. At December 31, 2000 and 1999, such discounted reserves totaled $716 and $768, respectively (net of discounts of $396 and $480, respectively). Amortization of the discount did not have a material effect on net income during 2000, 1999 and 1998, respectively. A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

                                   For the years ended December 31,
                                   --------------------------------
                                     2000      1999      1998
                                   --------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $16,014   $16,449   $18,376
Reinsurance recoverables              3,271     3,286     4,348
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       12,743    13,163    14,028
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES
     Current year                     5,170     4,953     5,404
     Prior years [1]                     27      (171)     (152)
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES       5,197     4,782     5,252
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                     2,265     2,137     2,275
     Prior years                      3,069     3,024     2,876
-----------------------------------------------------------------
TOTAL PAYMENTS                        5,334     5,161     5,151
-----------------------------------------------------------------
Foreign currency translation            (26)      (41)       (1)
Reserves resulting from                  --        --        86
  acquisitions
Other [2]                              (158)       --    (1,051)
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       12,422    12,743    13,163
Reinsurance recoverables              3,452     3,271     3,286
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
   EXPENSES-GROSS                   $15,874   $16,014   $16,449
=================================================================
[1]  Excludes the effects of foreign exchange adjustments.
[2] 2000 includes $161 related to the sale of Zwolsche. 1998 includes $1,067 related to the sale of London & Edinburgh. (See Note 19.)

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

(I)  OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $15.6 billion and $16.6 billion, as of December 31, 2000 and 1999, respectively, represent policyholder obligations.

The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(J)  REVENUE RECOGNITION

WORLDWIDE LIFE - Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance are recognized as revenues when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

WORLDWIDE PROPERTY & CASUALTY - Property and casualty insurance premiums are earned principally on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Unearned premiums also include estimated and unbilled premium adjustments. Other revenue consists primarily of revenues associated with the Company's servicing businesses. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

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


(L)  DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and a credit to a liability.

WORLDWIDE LIFE - Participating life insurance in force accounted for 17%, 20% and 22% as of December 31, 2000, 1999 and 1998, respectively, of total life insurance in force. Dividends to policyholders were $67, $104 and $330 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no additional amounts of income allocated to participating policyholders.

WORLDWIDE PROPERTY & CASUALTY - Net written premiums for participating property and casualty insurance policies represented 9%, 11% and 13% of total net written premiums for the years ended December 31, 2000, 1999 and 1998, respectively. Dividends to policyholders were $33, $40 and $30 for the years ended December 31, 2000, 1999 and 1998, respectively.

(M)  MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. The Company charges management fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

2.  THE HLI REPURCHASE

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair value of the net assets acquired) of $862, which is being amortized on a straight-line basis over a 25 year period.

Purchase consideration for the transaction was as follows:

Issuance of:
-----------
  Common stock from treasury (7.25 million shares
   @ $54.90 per share)                                  $  398
  Long-term notes:
   $250  7.75% notes due June 15, 2005                     244
   $275  7.90% notes due June 15, 2010                     272
  Commercial paper                                         400
----------------------------------------------------------------
     Consideration raised                                1,314
Other, including conversion of HLI employee stock
   options and restricted shares                           102
----------------------------------------------------------------
     Total consideration                                $1,416
----------------------------------------------------------------

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value. These adjustments also include the recognition of an asset representing the present value of estimated net cash flows (present value of the future gross profits to be earned, "PVP") embedded in HLI's existing insurance and investment contracts. The amount of the purchase price allocated to PVP was $801. PVP is amortized to expense in relation to the estimated gross profits on those contracts, and interest is accreted on the unamortized balance. For the year ended December 31, 2000, amortization of PVP amounted to $47. Amortization of all purchase adjustments, excluding goodwill, will not have a significant impact on the Company's ongoing results of operations.


3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS
                                                                                    For the years ended December 31,
(A) COMPONENTS OF NET INVESTMENT INCOME                                          2000               1999                1998
----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                            $     2,544        $      2,530        $     3,018
Dividends                                                                           27                  31                 32
Other investment income                                                            142                 107                 91
----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                          2,713               2,668              3,141
Less:   Investment expenses                                                         39                  41                 39
----------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                   $     2,674        $      2,627        $     3,102
==================================================================================================================================

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                           $      (251)       $        (64)       $       (64)
Equity securities                                                                  148                 105                302
Real estate and other [1]                                                          239                  (5)                74
Change in liability to policyholders for net realized capital (gains)
   losses                                                                            9                  (2)                (8)
----------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS                                              $       145        $         34        $       304
==================================================================================================================================
[1]  2000 includes a $242, before-tax, gain on the sale of Zwolsche. 1998 includes a $55, before-tax, gain on the sale of London & Edinburgh.

----------------------------------------------------------------------------------------------------------------------------------
(C)  UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES
Gross unrealized gains                                                     $       230        $        395        $       283
Gross unrealized losses                                                            (95)                (46)               (60)
Minority interest in consolidated subsidiary                                        --                  (4)                (3)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                               135                 345                220
Deferred income taxes                                                               45                 121                 76
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                    90                 224                144
Balance - beginning of year                                                        224                 144                274
----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                $      (134)       $         80        $      (130)
==================================================================================================================================

(D)  UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES
----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                     $     1,042        $        271        $     1,318
Gross unrealized losses                                                           (406)             (1,049)              (178)
Minority interest in consolidated subsidiary                                        --                 105                (77)
Net unrealized (gains) losses credited to policyholders                            (10)                 24                (32)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                      626                (649)             1,031
Deferred income taxes                                                              219                (227)               364
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses), net of tax                                          407                (422)               667
Balance - beginning of year                                                       (422)                667                579
----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES                 $       829        $     (1,089)       $        88
==================================================================================================================================

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(E)  FIXED MATURITY INVESTMENTS                                                   As of December 31, 2000
                                                           ----------------------------------------------------------------------
                                                                                    Gross             Gross
                                                                Amortized        Unrealized        Unrealized
                                                                  Cost              Gains            Losses         Fair Value
---------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                              $        288      $         19      $         --     $        307
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                      1,651                42               (10)           1,683
  States, municipalities and political subdivisions                9,574               502               (30)          10,046
  International governments                                          963                54               (14)           1,003
  Public utilities                                                   869                10               (16)             863
  All other corporate including international                      9,399               192              (258)           9,333
  All other corporate - asset-backed                               8,000               206               (58)           8,148
  Short-term investments                                           2,091                 5                --            2,096
  Certificates of deposit                                            582                 6               (15)             573
  Redeemable preferred stock                                         439                 6                (5)             440
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                  $     33,856      $      1,042      $       (406)    $     34,492
=================================================================================================================================

                                                                                  As of December 31, 1999
                                                           -----------------------------------------------------------------------
                                                                                    Gross             Gross
                                                                 Amortized        Unrealized       Unrealized
                                                                   Cost             Gains            Losses          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                               $        331     $          5      $         (6)     $        330
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                       1,931                6               (54)            1,883
  States, municipalities and political subdivisions                 9,656              101              (270)            9,487
  International governments                                         1,444               72               (36)            1,480
  Public utilities                                                  1,304                7               (51)            1,260
  All other corporate including international                       9,260               70              (398)            8,932
  All other corporate - asset-backed                                6,546                8              (211)            6,343
  Short-term investments                                            2,348                1                --             2,349
  Certificates of deposit                                             666               --               (17)              649
  Redeemable preferred stock                                          167                1                (6)              162
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                   $     33,653     $        271      $     (1,049)     $     32,875
==================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                      Amortized
MATURITY                                 Cost       Fair Value
-----------------------------------------------------------------
One year or less                     $     2,459   $     2,472
Over one year through five years           9,346         9,406
Over five years through ten years         11,029        11,305
Over ten years                            11,022        11,309
-----------------------------------------------------------------
    TOTAL                            $    33,856   $    34,492
=================================================================

(F)      SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $9.6 billion, $9.8 billion and $9.2 billion, gross gains of $187, $245 and $230 and gross losses of $(429), $(311) and $(302), respectively. Sales of equity security investments for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $1.3 billion, $1.3 billion and $2.2 billion, gross gains of $258, $124 and $636 and gross losses of $(110), $(19) and $(334), respectively.

(G)      CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders' equity.

(H)      DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options, in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transactions costs. The Company is considered an "end-user" of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to The Hartford based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to or held by the Company to the extent that the current value of derivative instruments exceeds exposure policy thresholds.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to The Hartford's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $5.3 billion at December 31, 2000 and $7.7 billion at December 31, 1999.

A summary of derivative instruments for The Hartford, segregated by major investment and liability category, was as follows as of December 31, 2000 and 1999:

2000                                                                          AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                                      ------------------------------------------------------------------------------
                                             Total                    Purchased                   Interest      Foreign       Total
                                           Carrying   Issued Caps  Caps, Floors &                Rate Swaps    Currency     Notional
ASSETS HEDGED                                Value      & Floors       Options     Futures [1]   & Forwards    Swaps [2]     Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities  (excluding
  anticipatory)                            $    9,831  $     --    $         15    $      --    $     1,791  $      --     $  1,806
Anticipatory  [3]                                  --        --              --          144             --         --          144
Other bonds and notes                          22,565       139             439           --          1,967         37        2,582
Short-term investments                          2,096        --              --           --             --         --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    34,492       139             454          144          3,758         37        4,532
Equity securities, policy loans and
  other investments                             6,177        --              --           --             --         --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                     $   40,669  $    139    $        454    $     144    $     3,758  $       37    $  4,532
OTHER POLICYHOLDER FUNDS AND BENEFITS
  PAYABLE                                  $   15,848        --             650           --            124          --         774
====================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE     $    139    $      1,104    $     144    $     3,882  $       37    $  5,306
====================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE         $     (4)   $         11    $      --    $        (2) $       --    $      5
====================================================================================================================================

3.   INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

1999                                                                          AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                                      ------------------------------------------------------------------------------
                                             Total                    Purchased                   Interest      Foreign       Total
                                           Carrying   Issued Caps  Caps, Floors &               Rate Swaps &    Currency    Notional
ASSETS HEDGED                                VALUE      & Floors       Options     Futures [1]    Forwards     Swaps [2]     Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities  (excluding
  anticipatory)                           $     8,227  $      --   $         15    $      --   $     1,017   $       --   $  1,032
Anticipatory  [3]                                  --         --             --           13           232           --        245
Other bonds and notes                          22,299        505            681           --         3,101           83      4,370
Short-term investments                          2,349         --             --           --            --           --         --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    32,875        505            696           13         4,350           83      5,647
Equity securities, policy loans and
  other investments                             6,266         --             --           --             5           --          5
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $    39,141  $     505   $        696    $      13   $     4,355   $       83   $  5,652
OTHER POLICYHOLDER FUNDS AND BENEFITS
  PAYABLE                                 $    16,884         --          1,150           --           848           16      2,014
====================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE     $     505   $      1,846    $      13   $     5,203   $       99   $  7,666
====================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE         $     (22)  $         10    $      --   $       (24)  $        6   $    (30)
====================================================================================================================================

[1] As of December 31, 2000 and 1999, 100% of the notional futures contracts mature within one year.
[2] As of December 31, 2000 and 1999, 0% and 39%, respectively, of foreign currency swaps mature within one year. In years 2007 to 2009, 80% of the notional value will mature.
[3] Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturity investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 2000, the Company had $0.2 of net deferred gains for futures contracts. The Hartford expects the anticipatory transaction to occur in the first quarter of 2001 and the entire $0.2 of net deferred gains will be amortized into income as a hedge of a forecasted transaction. As of December 31, 1999, the Company had $3.4 of net deferred losses for futures contracts and interest rate swaps, which were basis adjusted in 2000.

A reconciliation between notional amounts as of December 31, 2000 and 1999 by derivative type and strategy is as follows:

                                                 December 31, 1999                          Maturities/        December 31, 2000
                                                  Notional Amount         Additions       Terminations [1]      Notional Amount
------------------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                              $       1,779        $          --       $       1,187        $         592
Floors                                                      405                  100                 210                  295
Swaps/Forwards                                            5,302                5,403               6,786                3,919
Futures                                                      13                  357                 226                  144
Options                                                     167                  426                 237                  356
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,666        $       6,286       $       8,646        $       5,306
====================================================================================================================================

BY STRATEGY
Liability                                         $       2,014        $       1,122       $       2,362        $         774
Anticipatory                                                245                  625                 726                  144
Asset                                                     4,271                3,516               4,298                3,489
Portfolio                                                 1,136                1,023               1,260                  899
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                           $       7,666        $       6,286       $       8,646        $       5,306
====================================================================================================================================

[1] During 2000, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(I) COLLATERAL ARRANGEMENTS

The Hartford entered into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments and repurchase agreements. As of December 31, 2000, collateral pledged has not been separately reported in the Consolidated Balance Sheet. The classification and carrying amounts of collateral pledged at December 31, 2000 were as follows:

                                                     Carrying
ASSETS                                                Amount
-----------------------------------------------------------------
U.S. Gov't and Gov't agencies and authorities
   (guaranteed and sponsored)                      $         3
U.S. Gov't and Gov't agencies and authorities
   (guaranteed and sponsored) - asset-backed                31
-----------------------------------------------------------------
   TOTAL                                           $        34
=================================================================

(I)  COLLATERAL ARRANGEMENTS (CONTINUED)

At December 31, 2000, The Hartford had accepted collateral consisting primarily of U.S. Government securities with a fair value of $252. While The Hartford is permitted by contract to sell or repledge the collateral accepted, none of the collateral had been sold or repledged at December 31, 2000. As of December 31, 2000, all collateral accepted was held in separate custodial accounts.

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

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using an internal pricing model that is similar to external valuation models. Derivative instruments are reported below as a component of other investments.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 2000 and 1999 were as follows:

                                 2000                 1999
                          ----------------------------------------
                           Carrying      Fair    Carrying    Fair
                            Amount      Value     Amount    Value
------------------------------------------------------------------
ASSETS
 Fixed maturities           $34,492   $34,492    $32,875   $32,875
 Equity securities            1,056     1,056      1,286     1,286
 Policy loans                 3,610     3,610      4,222     4,222
 Other investments            1,511     1,512        758       774
LIABILITIES
 Other policyholder
  funds and benefits
  payable [1]               $11,985   $11,607    $11,991   $11,416
 Short-term debt                235       238         31        31
 Long-term debt               1,862     1,901      1,548     1,505
 QUIPS/TruPS                  1,243     1,233      1,250     1,082
==================================================================
[1] Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

5.  SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $114.1 billion and $111.7 billion at December 31, 2000 and 1999, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.3 billion and $102.6 billion at December 31, 2000 and 1999, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $9.8 billion and $9.1 billion at December 31, 2000 and 1999, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $697 and $860 at December 31, 2000 and 1999, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.4 billion, $1.1 billion and $911 in 2000, 1999 and 1998, respectively. The guaranteed separate accounts include fixed market value adjusted ("MVA") individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% and 6.5% at December 31, 2000 and 1999, respectively. The assets that support these liabilities were comprised of $9.6 billion and $9.1 billion in fixed maturities as of December 31, 2000 and 1999, respectively, and $127 of other invested assets as of December 31, 2000. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $3 and $(96) in carrying value and $3.5 billion and $2.1 billion in notional amounts as of December 31, 2000 and 1999, respectively.

6.  DEBT                                                          2000                                       1999
                                               -------------------------------------------------------------------------------------
                                                                      Weighted Average                           Weighted Average
                                                       Amount        Interest Rate [1]             Amount       Interest Rate [1]
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                               $        35               6.6%              $        31               6.4%
   Current maturities of long-term debt                   200               8.3%                       --                --
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                    $       235               8.1%              $        31               6.4%
====================================================================================================================================

LONG-TERM DEBT
     8.3%      Notes, due 2001                    $        --                --               $       200               8.4%
     6.375%    Notes, due 2002                            300               6.6%                      299               6.6%
     6.9%      Notes, due 2004                            199               7.0%                      200               7.0%
     7.75%     Notes, due 2005                            245               8.2%                       --                --
     7.1%      Notes, due 2007                            198               7.2%                      200               7.2%
     6.375%    Notes, due 2008                            200               6.5%                      200               6.5%
     7.9%      Notes, due 2010                            274               8.4%                       --                --
     7.3%      Notes, due 2015                            199               7.4%                      199               7.4%
     7.65%     Notes, due 2027                            247               7.8%                      250               7.8%
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                     $     1,862               7.2%              $     1,548               7.2%
====================================================================================================================================

[1]  Represents the effective interest rate at the end of the year.

(A)  SHORT-TERM DEBT

On June 23, 2000, The Hartford borrowed $400 under its commercial paper program, the proceeds of which were used to partially fund The HLI Repurchase. On December 29, 2000, the Company paid off this borrowing with proceeds received from the sale of Zwolsche (see Note 19).

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 2000, The Hartford had a $1.5 billion five-year revolving credit facility with one year remaining with twenty-six participating banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. At December 31, 2000, there were no outstanding borrowings under the facility.

As of December 31, 2000, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support to HLI's commercial paper program. As of December 31, 2000, there were no outstanding borrowings under the facility or commercial paper program.

(B)  LONG-TERM DEBT

The Hartford's long-term debt securities of The Hartford Financial Services Group, Inc. ("HFSG") are unsecured obligations of HFSG and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG.

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus, as amended on January 31, 2001, for the potential offering and sale of up to $2.6 billion in debt and equity securities. Specifically, the registration statement allows for the following types of securities to be offered: debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts") and guarantees by the Company with respect to the preferred securities of any of The Hartford Trusts (see Note 7). This registration statement includes an aggregate of $127 of The Hartford securities remaining under a shelf registration statement filed by The Hartford with the Securities and Exchange Commission on October 11, 1995 and subsequently amended on October 2, 1996.

The October 11, 1995 shelf registration, as amended, allowed for the potential offering and sale of up to $2.25 billion in debt and equity securities. As of December 31, 1999, The Hartford had $1.05 billion remaining under this shelf registration. On June 8, 2000, The Hartford issued 7.25 million shares of common stock under the shelf registration for $398. On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt under this shelf. The long-term debt was issued in the form of $250 7.75% five-year notes due June 15, 2005, and $275 7.90% ten-year notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15, commencing on December 15, 2000. The Hartford used the net proceeds from the issuance of the common stock and debt to partially fund The HLI Repurchase (see Note 2).

On June 8, 1998, HLI filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. HLI had $750 remaining on this shelf registration on December 31, 2000.

(C)  SUBSEQUENT EVENT

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its existing shelf registration. (For additional information, see Note 17.)

(D)  INTEREST EXPENSE

Interest expense incurred related to short- and long-term debt totaled $150, $114 and $125 for 2000, 1999 and 1998, respectively.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (QUIPS AND TRUPS)

(A)  DESCRIPTION

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

(A)  DESCRIPTION (CONTINUED)

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

(B)  SUBSEQUENT EVENT

On March 6, 2001, HLI issued and sold $200 of trust preferred securities from its existing shelf registration. (For additional information, see Note 17.)

(C)  INTEREST EXPENSE

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $100, $100 and $91 in 2000, 1999 and 1998, respectively.

8.  STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

On June 8, 2000, The Hartford issued 7.25 million shares of common stock in a block trade to Goldman, Sachs & Co. for $398. The shares were issued out of treasury. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase (see Note 2).

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

In December 1997, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock over a three-year period beginning with the first quarter of 1998. The Hartford completed the $1.0 billion repurchase authorization during 1999 by repurchasing 9.2 million shares of its common stock in the open market at a total cost of $453. In October 1999, The Hartford's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock. This repurchase authorization was effective in November 1999 and covers a three-year period. For the year ended December 31, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100. Since the inception of the 1999 repurchase program, The Hartford has repurchased
5.9 million shares at a total cost of $243. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans. During the first quarter of 2000 and in conjunction with The HLI Repurchase, management elected to discontinue repurchase activity. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis.

(B)  SUBSEQUENT EVENT

On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615. (For additional information, see Note 17.)

(C)  PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued. In 1995, the Company approved The Hartford Stockholder Rights Plan, pursuant to which a nonvoting right attaches to each share of common stock. Upon the occurrence of certain triggering events, the right will permit each shareholder to purchase a fraction of a share of the Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of The Hartford. There are 300,000 authorized shares of Series A Preferred Stock. No shares were issued or outstanding at December 31, 2000, 1999 or 1998.

(D)  STATUTORY RESULTS

                               For the years ended December 31,
                              -----------------------------------
                                 2000        1999        1998
-----------------------------------------------------------------
STATUTORY NET INCOME
  Life operations               $   422  $      245  $      290
  Property and casualty
    operations                      779         315         497
-----------------------------------------------------------------
    TOTAL                       $ 1,201  $      560  $      787
=================================================================
STATUTORY SURPLUS
  Life operations               $ 2,407  $    2,356  $    2,144
  Property and casualty
    operations                    3,495       4,678       6,705
-----------------------------------------------------------------
    TOTAL                       $ 5,902  $    7,034  $    8,849
=================================================================


A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. As of December 31, 2000, the maximum amount of statutory dividends which may be paid to HFSG from its insurance subsidiaries in 2001, without prior approval, is $779.

The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $250 in statutory surplus.

9.  EARNINGS PER SHARE

Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

2000                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $         974          220.6   $        4.42
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            3.8
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $         974          224.4   $        4.34
====================================================================================================================================

1999                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $         862          224.9   $        3.83
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            2.6
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $         862          227.5   $        3.79
====================================================================================================================================


1998                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                       $       1,015          232.8   $        4.36
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                                 --            3.4
                                                                                  ----------------------------
  Income available to common shareholders plus assumed conversions              $       1,015          236.2   $        4.30
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

10.  STOCK COMPENSATION PLANS

On May 18, 2000, the shareholders of The Hartford approved The Hartford 2000 Incentive Stock Plan (the "2000 Plan"), which replaced The Hartford 1995
Incentive Stock Plan (the "1995 Plan"). The terms of the 1995 Plan were substantially similar to the terms of the 2000 Plan except that the 1995 Plan had an annual award limit and a higher maximum award limit.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2000, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than two nor more than five years, and restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares.

In 1997, the Company awarded special performance based options and restricted stock to certain key executives under the 1995 Plan. The awards vested only if the Company's stock traded at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options could not be exercised nor restricted shares disposed of until March 1, 2001. As a result of the Company's stock trading at predetermined levels for ten consecutive days, in May 1999 and also in September 2000, the special performance based options and restricted stock vested. As a result, the Company began recognizing compensation expense in May 1999 and continued to recognize expense through March 1, 2001.

In 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP, and 241,742, 255,971 and 220,911 shares were sold in 2000, 1999 and 1998, respectively. The weighted average fair value of the discount under the ESPP was $14.89, $9.99 and $12.20 in 2000, 1999 and 1998, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 2000, 1999 and 1998, compensation expense related to the Company's two stock-based compensation plans was $23, $16 and $21 after-tax, respectively. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                   2000      1999       1998
-------------------------------- --------- ---------- ---------
Net income:
   As reported                      $974      $862     $1,015
   Pro forma [1] [2]                $937      $834       $988
Basic earnings per share:
   As reported                     $4.42     $3.83      $4.36
   Pro forma [1] [2]               $4.25     $3.71      $4.24
Diluted earnings per share:
   As reported                     $4.34     $3.79      $4.30
   Pro forma [1] [2]               $4.18     $3.67      $4.19
-------------------------------- --------- ---------- ---------
[1] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.
[2] Includes The Hartford's ownership share of compensation costs related to HLI's incentive stock plan and employee stock purchase plan determined in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 1.5% for 2000, 2.1% for 1999 and 1.7% for 1998; expected price variability of 35.7% for 2000, 29.0% for 1999 and 25.7% for 1998; risk-free interest rates of 6.41% for 2000 grants, 5.08% for 1999 grants and 4.89% for 1998 grants; and expected lives of four years for 2000, seven years for 1999 and five years for 1998.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 2000, 1999 and 1998 and changes during the years ended December 31, 2000, 1999 and 1998 is presented below:

                                               2000                              1999                              1998
                                  -------------------------------   -------------------------------   ------------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year         12,103        $36.58              12,478        $33.89              10,350        $26.66
Granted                              5,374         37.62               1,131         51.86               4,265         46.06
HLI converted options                3,770         44.00                  --           --                   --           --
Exercised                           (3,894)        30.07              (1,387)        23.79              (1,909)        20.96
Canceled/Expired                      (383)        40.97                (119)        44.93                (228)        40.89
                                  -----------                       -----------                       -----------
Outstanding at end of year          16,970         39.96              12,103         36.58              12,478         33.89
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year           7,885         37.29               6,923         29.49               5,671         23.58
Weighted  average  fair  value of
   options granted                  $17.60                            $15.83                            $12.20
====================================================================================================================================

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2000:

                                          Options Outstanding                                         Options Exercisable
                    -----------------------------------------------------------------      -----------------------------------------
                     Number Outstanding       Weighted Average     Weighted Average               Number              Weighted
     Range of       at December 31, 2000    Remaining Contractual   Exercise Price            Exercisable at           Average
  Exercise Prices                               Life (Years)                                December 31, 2000       Exercise Price
 ------------------ ---------------------- ----------------------- ------------------ ---- --------------------- -------------------
  $9.27 -  $9.27                52                   0.9                  $9.27                         52                $9.27
  16.37 -  24.50             1,046                   3.9                  19.56                      1,046                19.56
  25.88 -  38.57             6,389                   7.8                  33.03                      2,919                31.88
  39.06 -  58.50             8,870                   7.8                  45.96                      3,787                46.26
  58.75 -  76.56               613                   8.8                  62.68                         81                60.13
 ------------------ ---------------------- ----------------------- ------------------ ---- --------------------- -------------------
  $9.27 - $76.56            16,970                   7.6                 $39.96                      7,885               $37.29
 ================== ====================== ======================= ================== ==== ===================== ===================

11.  PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE  INSURANCE  BENEFIT
     PLANS

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2000 and 1999. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
CHANGE IN BENEFIT OBLIGATION                                         2000            1999                 2000           1999
------------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation - beginning of year                        $      1,684    $     1,800            $    278     $       306
  Service cost                                                            58             63                   7               8
  Interest cost                                                          136            131                  23              21
  Plan participants' contributions                                        --             --                   5               3
  Actuarial loss                                                          36             78                  11              --
  Change in assumption:
   Discount rate                                                         121           (304)                 28             (46)
   Salary scale                                                            1             21                  --              --
   Demographic                                                            --            (13)                 --               3
  Benefits paid                                                          (90)           (92)                (21)            (17)
  Sale of Zwolsche                                                       (66)            --                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     BENEFIT OBLIGATION - END OF YEAR                           $      1,880    $     1,684            $    331     $       278
====================================================================================================================================

11. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)


                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
CHANGE IN PLAN ASSETS                                                2000            1999                 2000           1999
------------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets - beginning of year                 $      1,890    $     1,795          $       96     $        93
  Actual return on plan assets                                            96            179                   7               7
  Employer contribution                                                    1             --                  --              --
  Benefits paid                                                          (88)           (81)                 (3)             (4)
  Expenses paid                                                           (3)            (3)                 --              --
  Sale of Zwolsche                                                       (57)            --                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     FAIR VALUE OF PLAN ASSETS - END OF YEAR                    $      1,839    $     1,890          $      100     $        96
====================================================================================================================================

  Funded status                                                 $        (41)   $       206          $     (231)    $      (182)
  Unrecognized net actuarial (gain) loss                                (119)          (351)                 13             (29)
  Unrecognized prior service cost                                         37             49                (151)           (174)
  Unrecognized initial obligation                                         --              5                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     ACCRUED BENEFIT COST                                       $       (123)   $       (91)         $     (369)    $      (385)
====================================================================================================================================

Assumptions used in the accounting for the plans were:

                                                                         December 31,
                                                               --------------------------------
                                                                      2000            1999
-----------------------------------------------------------------------------------------------
  Benefit discount rate                                               7.75%            8.25%
  Expected long-term rate of return on plan assets                    9.75%            9.75%
  Rate of increase in compensation levels                             4.25%            4.25%
-----------------------------------------------------------------------------------------------

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter. Increasing (decreasing) the table of health care trend rates by one percent per year would have the effect of increasing (decreasing) the benefit obligation as of December 31, 2000 by $7 ($7) and the annual net periodic expense for the year then ended by $1 ($1), respectively, for the postretirement health care and life insurance benefit plan.

Total pension cost for the years ended December 31, 2000, 1999 and 1998 include the following components:

                                                                   Pension Benefits                       Other Benefits
                                                           -----------------------------------    ----------------------------------
                                                               2000        1999       1998            2000       1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Service cost (excludes expenses)                           $      62   $      67  $      68       $      7   $      8    $      7
Interest cost                                                    135         131        122             23         21          20
Expected return on plan assets                                  (159)       (149)      (138)            (9)        (9)         (8)
Amortization of prior service cost                                 6           6          8            (23)       (24)        (23)
Amortization of unrecognized net (gains) losses                    3           6          5             --          1          --
Amortization of unrecognized net obligation arising
   from initial application of SFAS No. 87                         1           1          1             --         --          --
Loss due to curtailment [1]                                       --          --          1             --         --          --
Loss due to settlement [1]                                        --          --         16             --         --          --
------------------------------------------------------------------------------------------------------------------------------------
   NET PENSION COST                                        $      48   $      62  $      83       $     (2)  $     (3)   $     (4)
====================================================================================================================================

[1] Reflects the sale of London & Edinburgh (see Note 19).

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


12.  INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. Matching Company contributions are used to acquire The Hartford's common stock. The cost to The Hartford for the above plan was approximately $28, $26 and $24 for 2000, 1999 and 1998, respectively.

13.  REINSURANCE

The Hartford cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also assumes reinsurance from other insurers. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2000, The Hartford had no significant reinsurance-related concentrations of credit risk.

Life insurance net retained premiums were comprised of the following:

                              For the years ended December 31,
                            -------------------------------------
                                2000         1999        1998
-----------------------------------------------------------------
Gross premiums              $    4,731  $    4,165  $    4,121
Assumed                            137         154          98
Ceded                             (303)       (250)       (217)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    4,565  $    4,069  $    4,002
=================================================================

The Hartford records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $225, $168 and $119 for the years ended December 31, 2000, 1999 and 1998, respectively.

In 1998, the Company recaptured an in force block of Corporate Owned Life Insurance ("COLI") business previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through an assignment of a reinsurance arrangement between the Company and MBL Life to a subsidiary of the Company. The Company originally assumed the life insurance block in 1992 from Mutual Benefit Life, which had been placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. This recapture was effective January 1, 1998 and resulted in a decrease in ceded premiums and other considerations of $163 in 1998. Additionally, this transaction resulted in a decrease in reinsurance recoverables of $4.8 billion, which was exchanged for the fair value of assets comprised of $4.3 billion in policy loans and $443 in other net assets.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                          --------------------------------------
                               2000        1999         1998
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $    7,108   $   6,464   $    7,221
     Assumed                     965         833          866
     Ceded                      (826)       (585)        (633)
----------------------------------------------------------------
       NET                $    7,247   $   6,712   $    7,454
================================================================
PREMIUMS EARNED
     Direct               $    6,769   $   6,189   $    7,029
     Assumed                   1,001         827          872
     Ceded                      (795)       (528)        (656)
----------------------------------------------------------------
       NET                $    6,975   $   6,488   $    7,245
================================================================

Reinsurance  cessions which reduce claims and claim expenses incurred were $650,
$565  and  $115  for  the  years  ended  December  31,  2000,   1999  and  1998,
respectively.

14.  INCOME TAX
                                                                              For the years ended December 31,
                                                          -------------------------------------------------------------------------
                                                                       2000                    1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
                 U.S. Federal                                  $       1,381           $       1,188            $       1,344
                 International                                            37                      47                      131
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME BEFORE INCOME TAXES AND MINORITY
            INTEREST                                           $       1,418           $       1,235            $       1,475
===================================================================================================================================
INCOME TAX EXPENSE (BENEFIT)
     Current  -    U.S. Federal                                $          58           $         (28)           $         493
                 International                                            31                      28                       42
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                    89                      --                      535
-----------------------------------------------------------------------------------------------------------------------------------
     Deferred -   U.S. Federal                                           318                     289                     (145)
                 International                                           (17)                     (2)                      (2)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                  301                     287                     (147)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE                              $         390           $         287            $         388
===================================================================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                                           2000                                1999
                                                             -----------------------------------------------------------------------
                                                             U.S. Federal       International       U.S. Federal       International
------------------------------------------------------------------------------------------------------------------------------------
Discounted loss reserves                                   $       627        $         --        $       769        $         --
Other insurance-related items                                      533                  --                478                 (46)
Employee benefits                                                  214                  --                174                  (3)
Earnings from foreign subsidiaries                                  22                  --                109                  --
Reserve for bad debts                                               25                  --                 29                  --
Accelerated depreciation                                            25                  --                 22                  --
Unrealized gains                                                  (262)                 (2)               128                 (22)
Other investment-related items                                    (454)                 --               (490)                 --
Other                                                              (48)                 (1)               185                  (4)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                   $       682        $         (3)*      $     1,404        $        (75)*
====================================================================================================================================

* Included in other liabilities on the Consolidated Balance Sheets.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2000.

No additional provision or benefit has been recognized for U.S. taxes on international losses amounting to approximately $(154) at December 31, 2000.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:


                                                                                      For the years ended December 31,
                                                                         -----------------------------------------------------------
                                                                               2000                  1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Tax provision at U.S. Federal statutory rate                           $         496         $         432       $         516
Tax-exempt interest                                                             (178)                 (146)               (128)
Foreign tax rate differential                                                     (3)                    2                  (6)
Sale of Zwolsche (see Note 19(b))                                                 88                    --                  --
Internal Revenue Service audit settlement (see Note 15(d))                       (24)                   --                  --
Other                                                                             11                    (1)                  6
------------------------------------------------------------------------------------------------------------------------------------
   PROVISION FOR INCOME TAX                                            $         390         $         287       $         388
====================================================================================================================================

15.  COMMITMENTS AND CONTINGENCIES

(A)  LITIGATION

The Hartford is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

(B)  ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, in the mid-1990s, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated by The Hartford in April 1996. The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with U.S. exposures of The Hartford's International and Other Operations segment. The methodology utilized a ground-up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

(B)  ENVIRONMENTAL AND ASBESTOS CLAIMS (CONTINUED)

The Hartford believes that the environmental and asbestos reserves reported at December 31, 2000 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

(C)  LEASE COMMITMENTS

Total rental expense on operating leases was $214 in 2000, $187 in 1999 and $188 in 1998. Future minimum lease commitments are as follows:

2001                                              $       115
2002                                                       93
2003                                                       79
2004                                                       70
2005                                                       61
Thereafter                                                185
------------------------------------------------ --- -----------
  TOTAL                                           $       603
================================================ === ===========

(D)  TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). As of December 31, 2000, the Company's 1996-1997 federal income tax returns are under audit by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

During the second quarter of 2000, the Company reached a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations. As of December 31, 2000, the same matter is under review with the IRS for the 1996-1997 tax years.

(E)  UNFUNDED COMMITMENTS

At December 31, 2000, The Hartford has outstanding commitments to fund limited partnership investments totaling $357. These capital commitments can be called by the partnerships during the 5-year commitment period to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment.

16.  TRANSACTIONS WITH AFFILIATES

On December 19, 1995, ITT Corporation ("ITT") distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock ("the Distribution"). As a result of the Distribution, The Hartford became an independent publicly traded company. Prior to the Distribution, The Hartford had substantial dealings with ITT and its affiliates as described below.

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. (the former ITT subsidiaries) addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries (or any successor to each former ITT subsidiary), including related attorney's fees and other out-of-pocket expenses. As of December 31, 2000, accruals had been established for liabilities covered by this agreement.

17.  SUBSEQUENT EVENTS

(A)  SALE OF HARTFORD SEGUROS

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros, to Liberty International, a subsidiary of Liberty Mutual Group. The Hartford received $29 before costs of sale.

(B)  FORTIS ACQUISITION

On January 25, 2001, The Hartford agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be reported as a purchase transaction.

The Company plans to finance the acquisition through (1) its February 16, 2001, issuance of 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for net proceeds of $615, (2) proceeds from the March 1, 2001, HLI issuance of $400 of senior debt securities under HLI's shelf registration and (3) proceeds from the March 6, 2001, HLI issuance of $200 of trust preferred securities under HLI's shelf registration.

18.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Worldwide Life and Worldwide Property & Casualty. Within these operations, The Hartford conducts business principally in eight operating segments. Additionally, all activities related to The HLI Repurchase, the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

Worldwide Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance
("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group
Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Worldwide Life also includes in an Other category its international operations as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Worldwide Property & Casualty is organized into four reportable operating segments: the underwriting segments of Commercial, Personal and Reinsurance, and an International and Other Operations segment. Also reported within Worldwide Property & Casualty is North American, which includes the combined underwriting results of Commercial, Personal and Reinsurance along with income and expense items not directly allocable to these segments, such as net investment income. The Commercial segment provides primarily workers' compensation, property, automobile, liability, financial products, marine, agricultural and bond coverages to commercial accounts throughout the United States. Excess and surplus lines coverages not normally written by standard lines insurers is also provided. The Personal segment provides automobile, homeowners, home-based business and fire coverages to individuals throughout the United States. The Reinsurance segment assumes reinsurance worldwide through its thirteen HartRe offices located in the United States, Canada, the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan. HartRe primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. International consists of European and Asian companies offering a variety of insurance products (primarily property and casualty products) designed to meet the needs of local customers (see Note 17 for subsequent event) and Other Operations consists of operations which have ceased writing new business.

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Worldwide Life. These transactions include interest income on allocated surplus and the allocation of net realized capital gains and losses through net invested income utilizing the duration of the segment's investment portfolios.

The following tables present revenues and core earnings. Underwriting results are presented for the Commercial, Personal and Reinsurance segments while core earnings are presented for the non-underwriting segments, along with Worldwide Life and Worldwide Property & Casualty, including North American.

 REPORTING SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                         2000                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Life
  Investment Products                                                    $         2,380     $         2,041      $         1,784
  Individual Life                                                                    640                 584                  567
  Group Benefits                                                                   2,207               2,024                1,809
  COLI                                                                               767                 831                1,567
  Other                                                                               (4)                 56                   61
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                               5,990               5,536                5,788
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Earned premiums and other revenue
       Commercial                                                                  3,500               3,271                3,385
       Personal                                                                    2,713               2,505                2,268
       Reinsurance                                                                   809                 680                  716
------------------------------------------------------------------------------------------------------------------------------------
  Total earned premiums and other revenue from underwriting segments               7,022               6,456                6,369
  Net investment income                                                              862                 853                  824
  Net realized capital gains                                                         218                  22                  231
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                             8,102               7,331                7,424
  International and Other Operations                                                 602                 661                1,810
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                8,704               7,992                9,234
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                              9                  --                   --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                      $        14,703     $        13,528      $        15,022
====================================================================================================================================


                                                                                     For the years ended December 31,
CORE EARNINGS AND NET INCOME                                                    2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Life
  Investment Products                                                    $           424     $           330      $           266
  Individual Life                                                                     79                  71                   65
  Group Benefits                                                                      90                  79                   71
  COLI                                                                                34                  30                   24
  Other                                                                                5                 (43)                 (40)
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                                 632                 467                  386
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Underwriting results
       Commercial                                                                   (153)               (171)                (213)
       Personal                                                                        2                  34                   77
       Reinsurance                                                                   (73)                (48)                 (36)
------------------------------------------------------------------------------------------------------------------------------------
     Total underwriting results                                                     (224)               (185)                (172)
     Net servicing and other income [1]                                                9                  19                   80
     Net investment income                                                           862                 853                  824
     Other expenses                                                                 (216)               (212)                (203)
     Income tax expense                                                              (19)                (41)                 (72)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                               412                 434                  457
  International and Other Operations                                                  17                  22                   45
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                  429                 456                  502
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                            (99)                (86)                 (72)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CORE EARNINGS                                                             962                 837                  816
  Net realized capital gains, after-tax                                               12                  25                  199
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $           974     $           862      $         1,015
====================================================================================================================================

[1]  Net of expenses related to service business.

18.      SEGMENT INFORMATION (CONTINUED)

                                                                                            As of December 31,
                                                                        ------------------------------------------------------------
ASSETS                                                                           2000                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
  Worldwide Life                                                         $       143,621     $       139,033      $       122,022
  Worldwide Property & Casualty                                                   27,094              28,018               28,610
  Corporate                                                                          817                  --                   --
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                      $       171,532     $       167,051      $       150,632
====================================================================================================================================

REVENUES BY PRODUCT LINE
                                                                                     For the years ended December 31,
REVENUES                                                                        2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Life
  Investment Products
     Individual annuities                                                $         1,538     $         1,354      $         1,137
     Other                                                                           842                 687                  647
------------------------------------------------------------------------------------------------------------------------------------
     Total Investment Products                                                     2,380               2,041                1,784
  Individual Life                                                                    640                 584                  567
  Group Benefits                                                                   2,207               2,024                1,809
  COLI                                                                               767                 831                1,567
  Other                                                                               (4)                 56                   61
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Life                                                               5,990               5,536                5,788
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Property & Casualty
  North American
     Commercial
       Workers' compensation                                                         882                 900                  996
       Property                                                                    1,071                 964                  929
       Automobile                                                                    363                 347                  345
       Liability                                                                     155                 111                  135
       Other [1]                                                                   1,029                 949                  980
------------------------------------------------------------------------------------------------------------------------------------
       Total Commercial                                                            3,500               3,271                3,385
     Personal
       Automobile                                                                  1,936               1,784                1,553
       Homeowners and other [1]                                                      777                 721                  715
------------------------------------------------------------------------------------------------------------------------------------
       Total Personal                                                              2,713               2,505                2,268
     Reinsurance                                                                     809                 680                  716
  Net investment income                                                              862                 853                  824
  Net realized capital gains                                                         218                  22                  231
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                             8,102               7,331                7,424
  International and Other Operations                                                 602                 661                1,810
------------------------------------------------------------------------------------------------------------------------------------
Total Worldwide Property & Casualty                                                8,704               7,992                9,234
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                              9                  --                   --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                      $        14,703     $        13,528      $        15,022
====================================================================================================================================

[1]  Includes servicing revenue.

GEOGRAPHICAL SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                         2000                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
  North America                                                          $        14,062     $        12,826      $        13,201
  United Kingdom                                                                      69                 108                1,212
  Other                                                                              572                 594                  609
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        14,703     $        13,528      $        15,022
====================================================================================================================================

19.  ACQUISITIONS AND DISPOSITIONS

(A)  ACQUISITIONS

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own (for a description of The HLI Repurchase, see Note
2).

On August 26, 1998, HLI completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. ("PLANCO") and its affiliate, PLANCO, Incorporated. PLANCO is a primary distributor of HLI's annuity and investment products. As a wholesaler, PLANCO distributes HLI's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition was recorded as a purchase transaction and accordingly, the results of PLANCO's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

On February 12, 1998, The Hartford completed the purchase of all outstanding shares of Omni Insurance Group, Inc. ("Omni"), a holding company of two non-standard auto insurance subsidiaries licensed in 25 states and the District of Columbia. The Hartford paid cash of $31.75 per share, plus transaction costs, for a total of $189. The acquisition was recorded as a purchase transaction and accordingly, the results of Omni's operations have been included in The Hartford's consolidated financial statements from the closing date of the transaction.

(B)  DISPOSITIONS

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche subsidiary to Assurances Generales de France, a subsidiary of Allianz AG. The Hartford received $547, before costs of sale, and reported an after-tax net realized capital gain of $69 related to the transaction. Management used the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh subsidiary. The Hartford received approximately $525, before costs of sale, and reported an after-tax net realized capital gain of $33 related to the transaction. The Hartford retained ownership of Excess Insurance Co. Ltd., London & Edinburgh's property and casualty insurance and reinsurance subsidiary, which discontinued writing new business in 1993.

20.      QUARTERLY RESULTS FOR 2000 AND 1999  (UNAUDITED)

                                                                            Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                              2000       1999       2000       1999       2000       1999       2000       1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $   3,499  $   3,299  $   3,514  $   3,349  $   3,791  $   3,444  $   3,899  $   3,436
Benefits, claims and expenses             $   3,155  $   2,955  $   3,256  $   3,042  $   3,472  $   3,191  $   3,402  $   3,105
Net income                                $     238  $     238  $     213  $     215  $     250  $     186  $     273  $     223
Basic earnings per share                  $    1.10  $    1.05  $    0.98  $    0.95  $    1.11  $    0.83  $    1.21  $    1.01
Diluted earnings per share                $    1.10  $    1.04  $    0.97  $    0.93  $    1.09  $    0.82  $    1.18  $    1.00
Weighted average common shares
   outstanding                                215.8      227.0      216.5      226.8      224.4      225.3      225.7      220.4
Weighted average common shares
   outstanding and dilutive potential
   common shares                              217.3      229.9      219.9      230.0      229.3      227.8      231.0      222.3
==================================================================================================================================

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                           As of December 31, 2000
                                                                        ---------------------------------------------------------
                                                                                                               Amount at which
                                                                                                               shown on Balance
Type of Investment                                                             Cost           Fair Value            Sheet
---------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored)                                        $       288         $         307    $        307
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored) - asset-backed                               1,651                 1,683           1,683
     States, municipalities and political subdivisions                         9,574                10,046          10,046
     International governments                                                   963                 1,003           1,003
     Public utilities                                                            869                   863             863
     All other corporate including international                               9,399                 9,333           9,333
     All other corporate - asset-backed                                        8,000                 8,148           8,148
     Short-term investments                                                    2,091                 2,096           2,096
  Certificates of deposit                                                        582                   573             573
  Redeemable preferred stock                                                     439                   440             440
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 33,856                34,492          34,492
---------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                             30                    50              50
     Banks, trusts and insurance companies                                        96                   117             117
     Industrial and miscellaneous                                                722                   816             816
  Nonredeemable preferred stocks                                                  73                    73              73
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                   921                 1,056           1,056
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           34,477                35,548          35,548
---------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                        5                     4               5

OTHER INVESTMENTS
  Mortgage loans on real estate                                                  322                   321             321
  Policy loans                                                                 3,610                 3,610           3,610
  Investments in partnerships and trusts                                       1,196                 1,137           1,137
  Futures, options and miscellaneous                                              48                    50              48
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                 5,176                 5,118           5,116
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    39,658         $      40,670    $     40,669
=================================================================================================================================

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

 CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                  (REGISTRANT)



(In millions)                                                                                        As of December 31,
                                                                                           ---------------------------------------
BALANCE SHEETS                                                                                    2000               1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Receivables from affiliates                                                               $         212      $         209
   Other assets                                                                                        119                112
   Investment in affiliates                                                                          9,680              7,192
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                   10,011              7,513
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                      235                 31
  Long-term debt                                                                                     1,218                898
  Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated
     debentures                                                                                      1,000              1,000
  Other liabilities                                                                                     94                118
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                               2,547              2,047
     TOTAL STOCKHOLDERS' EQUITY                                                                      7,464              5,466
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      10,011      $       7,513
==================================================================================================================================

(In millions)
STATEMENTS OF INCOME                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                               2000               1999               1998
----------------------------------------------------------------------------------------------------------------------------------
  Earnings of subsidiaries                                               $     1,096         $       944        $     1,105
  Interest expense (net of interest income)                                      186                 150                149
  Other expenses (income)                                                          3                   1                 (9)
----------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX BENEFIT                                            907                 793                965
  Income tax benefit                                                             (67)                (69)               (50)
----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $       974         $       862        $     1,015
==================================================================================================================================

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                   SCHEDULE II

                       CONDENSED FINANCIAL INFORMATION OF
             THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
                                  (Registrant)




(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      -------------------------------------------------------------
                                                                              2000                 1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                          $         974         $         862        $       1,015
   Undistributed earnings of subsidiaries                                       (436)                  (86)                (302)
   Change in working capital                                                      48                   (28)                   2
-----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                       586                   748                  715
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital contribution to subsidiary                                         (1,325)                   --                  (10)
-----------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                       (1,325)                   --                  (10)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net increase in debt                                                          520                    --                  (10)
   Issuance of common stock from treasury                                        398                    --                   --
   Dividends paid                                                               (210)                 (207)                (197)
   Acquisition of treasury stock                                                (100)                 (596)                (547)
   Proceeds from issuances of shares under incentive and stock
     purchase plans                                                              131                    55                   49
-----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            739                  (748)                (705)
-----------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                             --                    --                   --
   Cash - beginning of year                                                       --                    --                   --
-----------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $          --         $          --        $          --
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                            $         184         $         148        $         148

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2000, 1999 and 1998



(In millions)                               Future
                                            Policy
                                           Benefits,
                                            Unpaid                     Other
                              Deferred    Claims and               Policyholder      Earned
                               Policy        Claim                   Funds and     Premiums,        Net
                             Acquisition  Adjustment    Unearned     Benefits      Fee Income   Investment
                              Costs [1]    Expenses     Premiums      Payable      and Other      Income
------------------------------------------------------------------------------------------------------------
            2000
Worldwide Life               $  4,527    $     7,074   $       54  $   15,849    $     4,486    $    1,592
Worldwide P&C                     777         15,934         3048           2          7,398         1,072
Corporate                           1            (29)          (9)         (3)            __            10
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  5,305    $    22,979   $    3,093  $   15,848    $    11,884    $    2,674
===========================================================================================================

            1999
Worldwide Life               $  4,210    $     6,236   $       48  $   16,873    $     3,979    $    1,562
Worldwide P&C                     828         16,342        2,729          11          6,888         1,065
Corporate                          __             __           __          __             __            __
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  5,038    $    22,578   $    2,777  $   16,884    $    10,867    $    2,627
===========================================================================================================

            1998
Worldwide Life               $  3,842    $     5,717   $       42  $   19,767    $     3,833    $    1,955
Worldwide P&C                     737         16,820        2,436           7          7,783         1,147
Corporate                          __             __           __          __             __            __
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS    $  4,579    $    22,537   $    2,478  $   19,774    $    11,616    $    3,102
===========================================================================================================

[1]  Includes  present  value  of  future  profits  for  2000.
Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.



                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2000, 1999 and 1998
                                  (Continued)


(In millions)


                                              Benefits,   Amortization
                                             Claims and   of Deferred
                               Net Realized     Claim        Policy
                                 Capital     Adjustment   Acquisition     Other    Net Written
                              Gains(Losses)   Expenses       Costs       Expenses    Premiums
------------------------------------------------------------------------------------------------
            2000
Worldwide Life                $       (88)   $   3,162   $       671   $   1,369   $      N/A
Worldwide P&C                         234        5,253         1,542       1,225        7,248
Corporate                              (1)           4            __          59          N/A
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       145    $   8,419   $     2,213   $   2,653   $    7,248
===============================================================================================

            1999
Worldwide Life                $        (5)   $   3,054   $       568   $   1,228   $      N/A
Worldwide P&C                          39        4,848         1,443       1,152        6,712
Corporate                              __           __            __          __          N/A
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $        34    $   7,902   $     2,011   $   2,380   $    6,712
===============================================================================================

            1998
Worldwide Life                $        __    $   3,227   $       441   $   1,535   $      N/A
Worldwide P&C                         304        5,386         1,579       1,379        7,454
Corporate                              __           __            __          __          N/A
-----------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       304    $   8,613   $     2,020   $   2,914   $    7,454
===============================================================================================

[1]  Includes  present  value  of  future  profits  for  2000.
Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.

                                        THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                         SCHEDULE IV

                                                         REINSURANCE




                                                                  Ceded to     Assumed From                 Percentage of
                                                      Gross         Other          Other          Net       Amount Assumed
(In millions)                                        Amount       Companies      Companies       Amount         to Net
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000

   Life insurance in force                       $   567,208   $    110,781  $     18,374    $    474,801            4%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,769   $        795  $      1,001    $      6,975           14%
     Life insurance                                    3,392            197            64           3,259            2%
     Accident and health insurance                     1,339            106            73           1,306            6%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    11,500   $      1,098  $      1,138    $     11,540           10%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                       $   527,285   $    128,478  $     14,916    $    413,723            4%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,189   $        528  $        827    $      6,488           13%
     Life insurance                                    2,999            174            54           2,879            2%
     Accident and health insurance                     1,166             76           100           1,190            8%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    10,354   $        778  $        981    $     10,557            9%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                       $   528,608   $    195,920  $     11,675    $    344,363            3%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     7,029   $        656  $        872    $      7,245           12%
     Life insurance                                    3,014            157            62           2,919            2%
     Accident and health insurance                     1,107             60            36           1,083            3%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    11,150   $        873  $        970    $     11,247            9%
============================================================================================================================

                                       THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                         SCHEDULE V

                                              VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                     Balance      Costs and    Translation     Write-offs/          Balance
(In millions)                                      January 1,     Expenses     Adjustment     Payments/Other     December 31,
--------------------------------------------------------------------------------------------------------------------------------
   2000
   ----
Allowance for doubtful accounts                  $      135    $       32    $       --    $         (40)     $         127
Accumulated depreciation of plant,
   property and equipment                               665            94            (3)             (81)               675

   1999
   ----
Allowance for doubtful accounts                  $      131    $       30    $       --    $         (26)     $         135
Accumulated depreciation of plant,
   property and equipment                               595            93            (3)             (20)               665

   1998
   ----
Allowance for doubtful accounts                  $      118    $       36    $       --    $         (23)     $         131
Accumulated depreciation of plant,
   property and equipment                               628            84             2             (119)               595

================================================================================================================================

                                          THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                           SCHEDULE VI

                                          SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                                                AND CASUALTY INSURANCE OPERATIONS




                                                                          Claims and Claim Adjustment Expenses
                                                           Discount               Incurred Related to:           Paid Claims and
                                                        Deducted From    --------------------------------------- Claim Adjustment
(In millions)                                          Liabilities [1]      Current Year        Prior Years          Expenses
-----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,

     2000                                               $        396       $       5,170      $         27        $       5,334

     1999                                               $        480       $       4,953      $       (171)       $       5,161

     1998                                               $        423       $       5,404      $       (152)       $       5,151

 ...................................................................................................................................

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 5.7%, 6.3% and 5.6% for 2000, 1999 and 1998, respectively.

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

Date:  March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


    SIGNATURE                         TITLE                            DATE
    ---------                         -----                            ----

/s/ Ramani Ayer               Chairman, President, Chief          March 23, 2001
------------------------
Ramani Ayer                  Executive Officer and Director

/s/ Lowndes A. Smith          Vice Chairman and Director          March 23, 2001
------------------------
Lowndes A. Smith

/s/ David K. Zwiener             Executive Vice President,        March 23, 2001
------------------------
David K. Zwiener          Chief Financial Officer and Director

/s/ John N. Giamalis             Senior Vice President            March 23, 2001
------------------------
John N. Giamalis                    and Controller

/s/ Bette B. Anderson                  Director                   March 23, 2001
------------------------
Bette B. Anderson

/s/ Rand V. Araskog                    Director                   March 23, 2001
------------------------
Rand V. Araskog

/s/ Dina Dublon                        Director                   March 23, 2001
------------------------
Dina Dublon

/s/ Donald R. Frahm                    Director                   March 23, 2001
------------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                  Director                   March 23, 2001
------------------------
Paul G. Kirk, Jr.

/s/ Robert W. Selander                 Director                   March 23, 2001
------------------------
Robert W. Selander

/s/ H. Patrick Swygert                 Director                   March 23, 2001
------------------------
H. Patrick Swygert

/s/ Gordon I. Ulmer                    Director                   March 23, 2001
------------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                    FORM 10-K

                                 EXHIBITS INDEX

The exhibits attached to this Form 10-K are those which are required by Item 601 of Regulation S-K and which have not been previously filed with the Securities and Exchange Commission.

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

4.06 Forms of The Hartford's 8.20% Notes due October 15, 1998, 7.25% Notes due December 1, 1996 and 8.30% Notes due December 1, 2001(included in the Indenture incorporated by reference as Exhibit 4.05 hereto).

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

EXHIBIT #
---------

4.12 Form of The Hartford's 7.70% Junior Subordinated Deferrable Interest Debenture, Series A, due February 28, 2016 (included in the Indenture incorporated by reference as Exhibit 4.10 hereto).

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

4.15 Preferred Security Certificate for Hartford Capital I (included as Exhibit E of the Trust Agreement incorporated by reference as Exhibit
        4.13 hereto).

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

4.20 Agreement as to Expenses and Liabilities dated as of October 30, 1996 between The Hartford and Hartford Capital II (included as Exhibit D of
        Exhibit 4.19 that is incorporated by reference herein).

4.21 Preferred Security Certificate for Hartford Capital II (included as Exhibit E of Exhibit 4.19 that is incorporated by reference herein).

4.22 Guarantee Agreement dated as of October 30, 1996 between The Hartford and Wilmington Trust, as trustee, relating to The Hartford's guarantee of the Series B Preferred Securities, was filed as Exhibit 4.21 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4.23 Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture between The Hartford and The Chase Manhattan Bank, as Trustee, was filed as Exhibit 4.30 to The Hartford's Registration Statement on From S-3 (Registration No. 333-49666) and is incorporated herein by reference.

4.24 Form of The Hartford's 7.75% Senior Notes due June 15, 2005 is filed herewith.

4.25 Form of The Hartford's 7.90% Senior Notes due June 15, 2010 is filed herewith.

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

*10.14  Employment  Agreement dated July 1, 2000 between The Hartford and Thomas
        M. Marra was filed as Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended September 30, 2000 and is incorporated herein by reference.

*10.15 Form of Employment Protection Agreement between The Hartford and certain executive officers of The Hartford was filed as Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

*10.16 The Hartford 1996 Restricted Stock Plan for Non-Employee Directors, as amended, was filed as Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.17 The Hartford 2000 Incentive Stock Plan dated as of May 18, 2000 was filed as Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended June 30, 2000 and is incorporated herein by reference.

*10.18 The Hartford 1996 Deferred Restricted Stock Unit Plan, as amended, was filed as Exhibit 10.17 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.19 The Hartford 1996 Deferred Compensation Plan, as amended in June 2000, is filed herewith.

EXHIBIT #
---------


*10.20 The Hartford 1997 Senior Executive Severance Pay Plan I, revised as of October 15, 1998, was filed as Exhibit 10.19 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

*10.21 The Hartford Executive Severance Pay Plan, revised as of February 1, 1999, was filed as Exhibit 10.20 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

10.22 Master Intercompany Agreement among Hartford Life, The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company was filed as Exhibit 10.01 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.23 Tax Sharing Agreement among The Hartford and its subsidiaries, including Hartford Life, was filed as Exhibit 10.02 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.24 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company, was filed as Exhibit 10.03 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.25 Management Agreement among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc., was filed as Exhibit 10.04 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.26 Sublease Agreement between Hartford Fire Insurance Company and Hartford Life was filed as Exhibit 10.05 to Hartford Life's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

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


* Management contract, compensatory plan or arrangement.

                                  EXHIBIT 4.24


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


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                      7.75% Senior Notes due June 15, 2005


No.1                                                                $250,000,000
CUSIP 416515 AD 6


         THE HARTFORD FINANCIAL SERVICES GROUP, INC. (formerly ITT Hartford Group, Inc.) , a corporation organized and existing under the laws of Delaware (hereinafter called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co., or registered assigns, the principal sum of Two Hundred Fifty Million Dollars ($250,000,000) on June 15, 2005, and to pay interest thereon from June 16, 2000 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 15 and December 15 in each year, commencing December 15, 2000, at the rate of 7.75% per annum, on the basis of a 360-day year consisting of twelve

30-day months, until the principal hereof is paid or duly provided for or made available for payment, and (to the extent that the payment of such interest shall be legally enforceable) at the rate of 7.75% per annum on any overdue principal or premium and on any overdue installment of interest. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the June 1 or December 1 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed and, upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

         Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Company payment of
                --------   -------
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

Dated:

                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.


      By:
         -----------------------------------------------------------------------
                                J. Richard Garrett
                       Senior Vice President and Treasurer

Attest:


________________________________
Michael O' Halloran
Assistant Secretary

                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

           This is one of the Securities referred to in the within mentioned Indenture.



                                                THE CHASE MANHATTAN BANK,
                                                    as Trustee


                                                By:
                                                   -----------------------------
                                                     Authorized officer

                               Reverse of Security

         This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under a Senior Indenture, dated as of October 20, 1995 (herein called the "Indenture"), between the Company and The Chase Manhattan Bank, as Trustee, successor to The Chase Manhattan Bank (National Association) (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof, limited in aggregate principal amount to $250,000,000.

         The Company may, at its option, upon not less than 30 days' notice by mail, redeem the Securities of this series on any Interest Payment Date in whole at any time or in part from time to time at a redemption price equal to any accrued and unpaid interest plus the greater of the principal amount thereof or an amount equal to the Discounted Remaining Fixed Amount Payments as defined in the Indenture. For purposes of this Security, the term "Current Value" shall mean, in respect of any amount, the present value of that amount on the date fixed for redemption after discounting that amount on a semiannual basis from the originally scheduled date for payment on the basis of the Treasury Rate, all computed in accordance with generally accepted financial practice.

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

                                                  EXHIBIT 4.25



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


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                      7.90% Senior Notes due June 15, 2010


No.1                                                                $275,000,000
CUSIP 416515 AE 4


         THE HARTFORD FINANCIAL SERVICES GROUP, INC. (formerly ITT Hartford Group, Inc.) , a corporation organized and existing under the laws of Delaware (hereinafter called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co., or registered assigns, the principal sum of Two Hundred Seventy-Five Million Dollars ($275,000,000) on June 15, 2010, and to pay interest thereon from June 16, 2000 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 15 and December 15 in each year, commencing December 15, 2000, at the rate of 7.90% per annum, on the basis of a 360-day year consisting of twelve 30-day months, until the principal hereof is paid or duly provided for or made available for payment, and (to the extent that the payment of such interest shall be legally enforceable) at the rate of 7.90% per annum on any overdue principal or premium and on any overdue installment of interest. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the June 1 or December 1 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed and, upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

         Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in the City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Company payment of
                --------  --------
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

Dated:

                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.


      By:
         -----------------------------------------------------------------------
                                J. Richard Garrett
                       Senior Vice President and Treasurer

Attest:


_______________________________
Michael O' Halloran
Assistant Secretary

                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

           This is one of the Securities referred to in the within mentioned Indenture.



                                                THE CHASE MANHATTAN BANK,
                                                    as Trustee


                                                By:
                                                   -----------------------------
                                                     Authorized officer

                               Reverse of Security

         This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under a Senior Indenture, dated as of October 20, 1995 (herein called the "Indenture"), between the Company and The Chase Manhattan Bank, as Trustee, successor to The Chase Manhattan Bank (National Association) (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof, limited in aggregate principal amount to $275,000,000.

         The Company may, at its option, upon not less than 30 days' notice by mail, redeem the Securities of this series on any Interest Payment Date in whole at any time or in part from time to time at a redemption price equal to any accrued and unpaid interest plus the greater of the principal amount thereof or an amount equal to the Discounted Remaining Fixed Amount Payments as defined in the Indenture, except that, for purposes of this Security, the term "Current Value" shall mean, in respect of any amount, the present value of that amount on the date fixed for redemption after discounting that amount on a semiannual basis from the originally scheduled date for payment on the basis of the Treasury Rate plus 10 basis points, all computed in accordance with generally accepted financial practice.

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

                                  EXHIBIT 10.19

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


                                   ARTICLE II
                                   DEFINITIONS

The following terms shall have the following meanings for purposes of the Plan:

"ACCOUNT"  means the account  maintained on behalf of a Participant  pursuant to
 -------
the Plan.

"ACT" means the Securities Exchange Act of 1934, as amended.
 ---

"BENEFICIAL  OWNER" means any Person who, directly or indirectly,  has the right
 -----------------
to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Act) of any securities of a company, including any such right pursuant to any agreement, arrangement or understanding (whether or not in writing), provided that: (A) a Person shall not be deemed the Beneficial Owner
           -------------
of any security as a result of an agreement, arrangement or understanding to vote such security (i) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Act and the applicable rules and regulations thereunder, or
(ii) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Act and the applicable rules and regulations thereunder, in either case described in clause (i) or (ii) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Act (or any comparable or successor report); and (B) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any security acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

"BOARD OF  DIRECTORS"  means the Board of Directors  of The  Hartford  Financial
 -------------------
Services Group, Inc.

June, 2000

"CHANGE OF CONTROL" means:
 -----------------

         (A) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Act disclosing that any Person, other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, is the Beneficial Owner directly or indirectly of twenty percent or more of the outstanding stock of The Hartford entitled to vote in the election of directors of The Hartford;

         (B) any Person, other than The Hartford or a subsidiary of The Hartford or any employee benefit plan sponsored by The Hartford or a subsidiary of The Hartford, shall purchase shares pursuant to a tender offer or exchange offer to acquire any stock of The Hartford (or securities convertible into stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the Beneficial Owner of fifteen percent or more of the outstanding stock of The Hartford entitled to vote in the election of directors of The Hartford (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock);

         (C) the stockholders of The Hartford shall approve (1) any consolidation or merger in which The Hartford is not the continuing or surviving corporation or pursuant to which shares of stock of The Hartford entitled to vote in the election of directors of The Hartford would be converted into cash, securities or other property, other than a consolidation or merger of The Hartford in which holders of such stock of The Hartford immediately prior to the consolidation or merger have the same proportionate ownership of stock of the surviving corporation entitled to vote in the election of directors immediately after the consolidation or merger as immediately before, or (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of The Hartford; or

         (D) within any 12 month period, the persons who were directors of The Hartford immediately before the beginning of such period (the "Incumbent Directors of The Hartford") shall cease (for any reason other than death) to constitute at least a majority of the board of directors of The Hartford or the board of directors of any successor to The Hartford, provided that any director of The Hartford who was not a director of The Hartford at the beginning of such period shall be deemed to be an Incumbent Director of The Hartford if such director (1) was elected to the board of directors of The Hartford by, or on the recommendation of or with the approval of, at least two-thirds of the directors of The Hartford who then qualified as Incumbent Directors of The Hartford either actually or by prior operation of this clause (D), and (2) was not designated by a Person who has entered into an agreement with The Hartford to effect a transaction described in the immediately preceding clause (C) hereof.

"COMMITTEE"  means the  Compensation  and  Personnel  Committee  of the Board of
 ---------
Directors, or such other Committee as the Board may designate to administer the Plan pursuant to Article VII.

"ELIGIBLE  COMPENSATION" means the amount of compensation of a Key Employee,  if
 ----------------------
any, designated by the Committee in its sole discretion as eligible for deferral under the Plan, which may include (A) the cash amount, if any, which may become payable to a Key Employee pursuant to a Participating Company's executive bonus program, (B) the cash amount, if any, which may become payable to a Key Employee pursuant to a Participating Company's life sales incentive payment program, and
(C) the amount of any such other compensation of a Key Employee of a Participating Company as the Committee may deem appropriate for deferral in accordance with the Plan.

"ERISA" means the Employee  Retirement  Income  Security Act of 1974, as amended
 -----
from time to time.

"INCENTIVE  STOCK PLAN" means The Hartford 1995 Incentive  Stock Plan, as may be
 ---------------------
amended from time to time, and any successor Plan thereto.

"INVESTMENT AND SAVINGS PLAN" means The Hartford Investment and Savings Plan, as
 ---------------------------
may be amended from time to time, and any successor Plan thereto.

"KEY EMPLOYEE" shall have the meaning assigned by the Incentive Stock Plan.
 ------------

"PARTICIPANT"  means a Key Employee who properly  elects to  participate  in the
 -----------
Plan pursuant to Article III.

"PARTICIPATING  COMPANY" shall have the meaning  assigned by the Incentive Stock
 ----------------------
Plan.

"PERSON" has the meaning ascribed to such term in Section 3(a)(9) of the Act, as
 ------
supplemented by Section 13(d)(3) of the Act; provided, however, that Person shall not include (A) The Hartford, any subsidiary of The Hartford or any Person controlled by The Hartford, (B) any trustee or other fiduciary holding securities under any employee benefit plan of The Hartford or of any subsidiary of The Hartford, or (C) a corporation owned, directly or indirectly, by the stockholders of The Hartford in substantially the same proportions as their respective ownership of securities of The Hartford.

"PHANTOM  FUND"  means a mutual fund or other  investment  vehicle or measure or
 -------------
index of investment performance selected by the Committee to determine the hypothetical investment experience of Participant Accounts pursuant to Article IV.

"PLAN" means this plan, The Hartford 1996 Deferred  Compensation Plan, as may be
 ----
amended from time to time.

"PLAN ADMINISTRATOR" shall have the meaning assigned by Article VII of the Plan.
 ------------------

"THE HARTFORD" means The Hartford Financial Services Group, Inc., or a successor
 ------------
by merger, purchase or otherwise.

"VALUATION  DATE" means the last  business  day of each  calendar  quarter in an
 ---------------
applicable calendar year, or such other date as may be designated by the Plan Administrator.


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

6.7  DISTRIBUTION UPON THE OCCURRENCE OF A CHANGE OF CONTROL.
     -------------------------------------------------------

         (A)  DISTRIBUTION  OF  ACCOUNTS.  Upon the  occurrence  of a Change  of
              --------------------------
         Control, all Participants shall be paid single lump sum cash payments equal to the entire amount credited to their respective Accounts as of the date of such occurrence, such payments to be made immediately following the date of such Change of Control.

         (B) EXCEPTION FOR PRIOR ELECTION.  Notwithstanding Section 6.7(A), if a
             ----------------------------
         Participant who is an employed by a Participating Company immediately prior to a Change of Control has made a prior valid election to not receive a lump sum distribution of his or her Account (and therefore to continue participating in the Plan) upon a Change of Control, then such Participant's Account shall not be so distributed and shall (to the extent permitted by the Plan) continue to be maintained under the Plan, and any such Participant's Account shall be distributed to such Participant at the time and in the form otherwise required by the Plan.

         (C) DEATH  PRIOR TO  RECEIPT OF  PAYMENT.  In the event of the death of
             ------------------------------------
         such a Participant before receiving a payment required by Section 6.7(A) hereof, such payment shall be made immediately following the date of the occurrence of the Change of Control to the individual or entity who would have received payment hereunder in the absence of a Change of Control.

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

7.2 DELEGATION OF CERTAIN AUTHORITY TO PLAN  ADMINISTRATOR.  Except as otherwise
    ------------------------------------------------------
provided by the Committee in accordance with the Plan, the Plan Administrator shall be The Hartford's Group Senior Vice President, Human Resources (or other person holding a similar position). Except as otherwise provided herein, required by applicable law, or determined by the Committee, (A) the Plan Administrator shall be responsible for the performance of such administrative duties under this Plan that are not otherwise reserved to the Committee by the Plan, (B) the Plan Administrator shall have full authority to administer and interpret this Plan in any manner it deems appropriate in its sole discretion, and (C) the determinations of the Plan Administrator shall be binding and conclusive as to all parties.

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

8.8  AMENDMENT  AND  TERMINATION  OF THE  PLAN.  The Board of  Directors  or the
     -----------------------------------------
Committee (acting on behalf of the Board of Directors) may amend or terminate the Plan or any Participant elections hereunder at any time. The Committee may at any time amend or terminate the Plan or any Participant elections hereunder if the Committee determines in its sole discretion that The Hartford will recognize income for income tax purposes with respect to any reserves accumulated under any life insurance policy obtained with respect to any Participant hereunder. The Committee or the Plan Administrator may amend the Plan to the extent (A) required by applicable law or regulation, or (B) required to maintain a favorable tax status for the Plan.

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

                                  PLAN HISTORY
                                  ------------

10/17/96:       Key terms of Plan  formally  approved  by the  Compensation  and
--------------------------------------------------------------------------------
                Personnel  Committee  of the Board of  Directors of ITT Hartford
                ----------------------------------------------------------------
                Group, Inc., and authority to create Plan document and implement
                ----------------------------------------------------------------
                Plan  delegated  to  management  on  same  date.  Plan  restates
                ----------------------------------------------------------------
                essential   terms  of   provisions   of  deferred   compensation
                ----------------------------------------------------------------
                arrangements  established  by ITT  Corporation in 1994 (for 1995
                ----------------------------------------------------------------
                executive  salary and for  executive  bonuses  determinable  and
                ----------------------------------------------------------------
                payable in 1995), and by ITT Corporation and ITT Hartford Group,
                ----------------------------------------------------------------
                Inc. in 1995 (for 1996  executive  salary and executive  bonuses
                ----------------------------------------------------------------
                determinable  and payable in 1996, and for life sales  incentive
                ----------------------------------------------------------------
                payments earned in 1996).
                -------------------------

5/2/97:         Plan  amended to reflect  Company  name change from ITT Hartford
--------------------------------------------------------------------------------
                Group,  Inc. to The Hartford  Financial  Services Group, Inc. No
                ----------------------------------------------------------------
                changes  determined  necessary to reflect  Life  Company  public
                ----------------------------------------------------------------
                offerings.
                ----------

10/97           No changes determined  necessary to reflect committee's approval
--------------------------------------------------------------------------------
                at  10/16/97   meeting  of  reduction   in  threshold   pay  for
                ----------------------------------------------------------------
                participation to the IRS Section  401(a)(17) amount for the year
                ----------------------------------------------------------------
                participation   is  elected   ($160k   for   1997).   Determined
                ----------------------------------------------------------------
                unnecessary to have committee re-approve  plan every year - plan
                ----------------------------------------------------------------
                terms permit plan to be in effect until committee terminates it.
                ----------------------------------------------------------------

7/98            Plan amended to include change of control provisions approved by
--------------------------------------------------------------------------------
                the Compensation  Committee of The Hartford  Financial  Services
                ----------------------------------------------------------------
                Group, Inc.
                -----------

6/00            Plan amended to include  additional change of control provisions
--------------------------------------------------------------------------------
                approved  by  the   Compensation   Committees  of  The  Hartford
                ----------------------------------------------------------------
                Financial  Services  Group,  Inc.  and  Hartford  Life,  Inc. on
                ----------------------------------------------------------------
                February  16,  2000,  and also  amended to reflect the merger of
                ----------------------------------------------------------------
                Hartford  Life,  Inc.  into a  wholly  owned  subsidiary  of The
                ----------------------------------------------------------------
                Hartford Financial Services Group, Inc. in June, 2000.
                ------------------------------------------------------

                                                                   EXHIBIT 12.01



                                          THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS
                                  TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS [1]




(In millions)                                                       2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------------

   EARNINGS                                                    $   1,418    $     1,235  $     1,475  $     1,703   $    (318)
ADD:
FIXED CHARGES
   Interest expense                                                  250            219          216          213         148
   Interest factor attributable to rentals                            67             61           54           48          36
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED CHARGES                                               317            280          270          261         184
---------------------------------------------------------------------------------------------------------------------------------
   Interest credited to contractholders                            1,124          1,197        1,475        1,180       1,258
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED CHARGES INCLUDING INTEREST CREDITED TO
     CONTRACTHOLDERS                                               1,441          1,477        1,745        1,441       1,442
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS, AS DEFINED                                               1,735          1,515        1,745        1,964        (134)
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS, AS DEFINED INCLUDING INTEREST CREDITED TO
   CONTRACTHOLDERS                                             $   2,859    $     2,712  $     3,220  $     3,144   $   1,124
---------------------------------------------------------------------------------------------------------------------------------
RATIOS
   Earnings, as defined, to total fixed charges [2]                  5.5           5.4          6.5          7.5    $    (318)
---------------------------------------------------------------------------------------------------------------------------------
   Earnings, as defined, including interest credited to
     contractholders, to total fixed charges including
     interest credited to contractholders [3]                        2.0           1.8          1.8          2.2    $    (318)
=================================================================================================================================

[1] The Company had no dividends on preferred stock for the years 1996 to 2000.
[2] Excluding the equity gain on HLI initial public offering of $368, the 1997 ratio of earnings to fixed charges was 6.1. Excluding other charges of $1,061, before-tax, primarily related to environmental and asbestos reserve increases and recognition of losses on GIC, the 1996 ratio of earnings to fixed charges, was 5.0.

[3] Excluding the equity gain on HLI initial public offering of $368, the 1997 ratio of earnings to fixed charges including interest credited to contractholders was 1.9. Excluding other charges of $1,061, before-tax, primarily related to environmental and asbestos reserve increases and recognition of losses on GIC, the 1996 ratio of earnings to fixed charges including interest credited to contractholders was 1.5.

                                                                   EXHIBIT 21.01

              SUBSIDIARIES OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.


                                                                  JURISDICTION
                                                                       OF
COMPANY NAME                                                      INCORPORATION
------------                                                      -------------

American Maturity Life Insurance Company (60%)                     Connecticut
AML Financial, Inc.                                                Connecticut
Brazilcap Capitalizacao, S.A. (17%)                                   Brazil
BMG Capital Advisers, L.L.C.                                       Connecticut
Business Management Group, Inc.                                    Connecticut
CCS Commercial, L.L.C. (50%)                                         Delaware
CLA Corporation                                                    Connecticut
Dornberger/Berry & Company, Inc.                                   South Dakota
1810 Corporation                                                    Delaware
Ersatz Corporation                                                  Delaware
Excess Insurance Company, Limited                                      U.K.
Fedcap Capitalizacao S.A. (25%)                                       Brazil
Fencourt Reinsurance Company, Ltd.                                    Bermuda
First State Insurance Company                                      Connecticut
First State Management Group, Inc.                                   Delaware
First State Management Group Insurance
  Services of Massachusetts, LLC                                   Massachusetts
First State Management Group Insurance Services of Texas, LLC          Texas
Four Thirty Seven Land Company, Inc.                                 Delaware
Galicia Retiro Compania de Seguros S.A.                              Argentina
Galicia Vida Compania de Seguros, S.A., (40%)                        Argentina
HARCO Property Services, Inc.                                       Connecticut
Hartford Accident and Indemnity Company                             Connecticut
Hartford Casualty Insurance Company                                   Indiana
Hartford-Comprehensive Employee Benefit Service Company             Connecticut
Hartford Equity Sales Company, Inc.                                 Connecticut
Hartford Fianzas, S.A. de C.V. (80%)                                   Mexico
Hartford Financial Services, LLC                                      Delaware
Hartford Financial Services Life Insurance Company                  Connecticut
Hartford Fire Insurance Company                                     Connecticut
Hartford Fire International (Germany) GMBH                            Germany
Hartford Fire International, Ltd.                                   Connecticut
Hartford Insurance, Ltd.                                              Bermuda
Hartford Insurance Company of Canada                                   Canada
Hartford Insurance Company of Illinois                                Illinois
Hartford Insurance Company of the Midwest                              Indiana
Hartford Insurance Company of the Southeast                            Florida
Hartford Integrated Technologies, Inc.                              Connecticut
Hartford International Life Reassurance Corporation                 Connecticut
Hartford International Management Services Company, L.L.C.            Delaware
Hartford Investment Financial Services Company                        Delaware
Hartford Investment Management Company                                Delaware
Hartford Investments Canada Corp.                                      Canada
Hartford Investment Services, Inc.                                  Connecticut
Hartford Investor Services Company, LLC                             Connecticut
Hartford Life and Accident Insurance Company                        Connecticut
Hartford Life and Annuity Insurance Company                         Connecticut
Hartford Life Insurance Company                                     Connecticut
Hartford Life Insurance, KK                                            Japan
Hartford Life, Inc.                                                   Delaware

                                                                   EXHIBIT 21.01

Hartford Life International, Ltd.                                   Connecticut
Hartford Life, Ltd.                                                   Bermuda
Hartford Lloyd's Corporation                                           Texas
Hartford Lloyd's Insurance Company (partnership)                       Texas
Hartford Management, Ltd.                                             Bermuda
Hartford of Florida, L.L.C.                                           Florida
Hartford Re Company                                                 Connecticut
Hartford Re Spain Correduria De Reaseguros S.A.                        Spain
Hartford Risk Management, Inc. (90%)                                  Delaware
Hartford Salud, S.A.                                                 Argentina
Hartford Securities Distribution Company, Inc.                      Connecticut
Hartford Seguros de Retiro S.A.                                      Argentina
Hartford Seguros, S.A. de C.V. (80%)                                   Mexico
Hartford Seguros de Vida, S.A.                                       Argentina
Hartford Specialty Company                                            Delaware
Hartford Specialty Insurance Services of Texas, LLC                     Texas
Hartford Technology Service Company                                 Connecticut
Hartford Technology Services Company, L.L.C.                          Delaware
Hartford Underwriters Insurance Company                             Connecticut
Hart Life Insurance Company                                         Connecticut
HartRe Company, L.L.C.                                              Connecticut
Hart Re Group, L.L.C.                                               Connecticut
Heritage (Bermuda), Ltd.                                              Bermuda
Heritage Holdings, Inc.                                             Connecticut
Heritage Reinsurance Company, Ltd.                                    Bermuda
HL Investment Advisors, LLC                                         Connecticut
Horizon Management Group, L.L.C.                                      Delaware
Horizon Portfolio Management Ltd                                        U.K.
HRA, Inc.                                                           Connecticut
HRA Brokerage Services, Inc.                                        Connecticut
ICATU Hartford Administracao de Beneficios, Ltda.                      Brazil
ICATU Hartford Capitalizacao, S.A.                                     Brazil
ICATU Hartford Fundo de Pensao                                         Brazil
ICATU Hartford Seguros, S.A. (45%)                                     Brazil
Instituto de Salta Compania de Seguros de Vida S.A. (90%)             Argentina
International Corporate Marketing Group, Inc.                       Connecticut
ISOP Financing Company Limited Partnership                          Connecticut
ITT Hartford International, Ltd                                         U.K.
ITT Hartford Seguros de Vida, S.A. (16.67%)                           Uruguay
Sudamericana Holding S.A. (56.7%)                                    Argentina
ITT New England Management Company, Inc.                           Massachusetts
New England Insurance Company                                       Connecticut
New England Reinsurance Corporation                                 Connecticut
New Ocean Insurance Company, Ltd.                                     Bermuda
Nutmeg Insurance Agency, Inc.                                       Connecticut
Nutmeg Insurance Company                                            Connecticut
Nutmeg Life Insurance Company                                           Iowa
Omni General Agency, Inc.                                              Texas
Omni Indemnity Company                                                Illinois
Omni Insurance Company                                                Illinois
Omni Insurance Group, Inc.                                            Georgia
Pacific Insurance Company, Limited                                  Connecticut
Personal Lines Insurance Center, Inc.                               Connecticut
Planco Financial Services, Inc.                                     Pennsylvania
Planco Incorporated                                                 Pennsylvania
Property and Casualty Insurance Company of Hartford                   Indiana

                                                                   EXHIBIT 21.01

Sentinel Insurance Company, Ltd.                                    Connecticut
Servus Life Insurance Company                                       Connecticut
Specialty Risk Services, Inc.                                         Delaware
Terry Associates, Inc.                                              Connecticut
The Confluence Group, Inc.                                          Connecticut
The Evergreen Group, Inc.                                             New York
The Harford Bank, FSB                                                 Federal
The Hartford Club of Simsbury, Inc.                                 Connecticut
The Hartford Fidelity & Bonding Company                             Connecticut
The Hartford Financial Services Group, Inc.                           Delaware
The Hartford Insurance Company, (Singapore), Ltd. (80%)              Singapore
The Hartford International Financial Services Group
       Compania De Seguros Y Reaseguros S.A. (99.75%)                  Spain
The Hartford International Financial Services Group, LLC             Delaware
Thesis S.A.                                                          Argentina
Trumbull Finance, L.L.C.                                            Connecticut
Trumbull Insurance Company                                          Connecticut
Trumbull Recovery Services, Inc.                                      Florida
Trumbull Services, L.L.C.                                           Connecticut
Twin City Fire Insurance Company                                      Indiana
United Premium Capital, L.L.C. (50%)                                Connecticut

                                                                   EXHIBIT 23.01


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------



To The Hartford Financial Services Group, Inc.:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed registration statements (i) on Forms S-3 (Registration Nos. 333-12617 and 333-49666) and (ii) on Forms S-8 (Registration Nos. 33-80663, 33-80665,
333-12563, 333-49170 and 333-34092).


                                                             ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 23, 2001