Form 10-K/A
period 2000-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2001-04-24
CIK 874766

================================================================================

                                   FORM 10-K/A
                                 Amendment No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

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

Explanatory Note:

This Amendment No. 1 to Part I, Item 1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed solely for the purpose of revising the Company's Property and Casualty Claim and Claim Adjustment Expense Liability historical development tables for the 1998 and prior years as follows:

PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY - NET Cumulative paid claims, current year diagonal
Liabilities reestimated, current year diagonal
Deficiency (Redundancy)

PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY - GROSS Net reestimated reserve
Gross reestimated reserve
Gross deficiency (redundancy)

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

                        PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                      1990     1991     1992     1993    1994     1995     1996     1997     1998    1999     2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses  [2]       $8,887  $9,204  $10,498  $10,717  $10,776 $11,063  $12,242  $12,297  $12,485  $12,122 $11,963
CUMULATIVE PAID CLAIMS AND CLAIM
  EXPENSES
  One year later                        2,584   2,684    2,596    2,578    2,654   2,434    2,569    2,475    2,939    2,982      --
  Two years later                       4,341   4,350    4,282    4,207    4,179   4,022    4,099    4,256    4,672       --      --
  Three years later                     5,490   5,550    5,433    5,268    5,286   5,074    5,412    5,399       --       --      --
  Four years later                      6,325   6,396    6,229    6,112    6,040   6,097    6,234       --       --       --      --
  Five years later                      6,961   7,020    6,895    6,682    6,877   6,738       --       --       --       --      --
  Six years later                       7,456   7,569    7,354    7,391    7,406      --       --       --       --       --      --
  Seven years later                     7,913   7,954    7,987    7,861       --      --       --       --       --       --      --
  Eight years later                     8,256   8,532    8,411       --       --      --       --       --       --       --      --
  Nine years later                      8,795   8,924       --       --       --      --       --       --       --       --      --
  Ten years later                       9,159      --       --       --       --      --       --       --       --       --      --
LIABILITIES REESTIMATED
  One year later                        9,174  10,535   10,757   10,811   11,019  12,025   12,217   12,119   12,280   12,090      --
  Two years later                      10,512  10,866   10,970   11,009   12,142  12,023   12,096   11,840   12,143       --      --
  Three years later                    10,818  11,095   11,182   12,094   12,127  11,947   11,919   11,668       --       --      --
  Four years later                     11,094  11,417   12,304   12,157   12,113  11,820   11,803       --       --       --      --
  Five years later                     11,427  12,515   12,406   12,184   12,082  11,798       --       --       --       --      --
  Six years later                      12,516  12,642   12,462   12,165   12,088      --       --       --       --       --      --
  Seven years later                    12,619  12,757   12,414   12,218       --      --       --       --       --       --      --
  Eight years later                    12,739  12,710   12,500       --       --      --       --       --       --       --      --
  Nine years later                     12,701  12,789       --       --       --      --       --       --       --       --      --
  Ten years later                      12,785      --       --       --       --      --       --       --       --       --      --
DEFICIENCY (REDUNDANCY)                $3,898  $3,585   $2,002   $1,501   $1,312    $735    $(439)   $(629)   $(342)    $(32)    $--
------------------------------------------------------------------------------------------------------------------------------------

                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                                                         1994     1995     1996     1997     1998    1999     2000
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE  [2]                                                         $10,776 $11,063  $12,242  $12,297  $12,485  $12,122 $11,963
  Reinsurance recoverables                                                 5,156   4,829    4,357    3,996    3,280    3,267   3,452
------------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                                                       $15,932 $15,892  $16,599  $16,293  $15,765  $15,389 $15,415
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                                  $12,088 $11,798  $11,803  $11,668  $12,143  $12,090
  Reestimated reinsurance                                                  5,578   4,817    4,154    3,878    3,423    3,687
  recoverables
------------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE                                           $17,666 $16,615  $15,957  $15,546  $15,566  $15,777
------------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY (REDUNDANCY)                                        $1,734    $723    $(642)   $(747)   $(199)    $388
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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                     By:  /s/ John N. Giamalis
                                          -------------------------------------
                                     John N. Giamalis
                                     Senior Vice President and Controller

Date:  April 24, 2001