Form 10-Q
period 2001-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2001-05-14
CIK 874766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For The Quarterly Period Ended March 31, 2001

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


     As of April 30, 2001, there were outstanding 237,018,295 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

Consolidated Statements of Income - First Quarter Ended March 31,
2001 and 2000                                                                 3

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000            4

Consolidated Statements of Changes in Stockholders' Equity - First Quarter
Ended March 31, 2001 and 2000                                                 5

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
2001 and 2000                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           28


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     29

Signature                                                                     30


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                        First Quarter Ended
                                                                                                             March 31,
                                                                                                     --------------------------
(In millions, except for per share data)                                                                2001          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (Unaudited)
REVENUES
  Earned premiums                                                                                    $  2,310      $  2,133
  Fee income                                                                                              602           593
  Net investment income                                                                                   691           654
  Other revenue                                                                                           118           102
  Net realized capital gains                                                                                1            17
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                                                   3,722         3,499
       ------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                                        2,211         1,990
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                                                     518           544
  Insurance operating costs and expense                                                                   478           472
  Other expenses                                                                                          194           149
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                                              3,401         3,155
       ------------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
          EFFECT OF ACCOUNTING CHANGE                                                                     321           344

  Income tax expense                                                                                       58            78
  Minority interest, net of tax                                                                            --           (28)
-------------------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                               263           238

  Cumulative effect of accounting change, net of tax                                                      (23)           --
-------------------------------------------------------------------------------------------------------------------------------

       NET INCOME                                                                                   $     240     $     238
       ------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting change                                              $    1.14     $    1.10
  Cumulative effect of accounting change, net of tax                                                    (0.10)           --
-------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                     $    1.04     $    1.10

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting change                                              $    1.12     $    1.10
  Cumulative effect of accounting change, net of tax                                                    (0.10)           --
-------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                     $    1.02     $    1.10
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                                              231.5         215.8
Weighted average common shares outstanding and dilutive potential
  common shares                                                                                         235.5         217.3
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                                   $    0.25     $    0.24
===============================================================================================================================


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,        December 31,
(In millions, except for share data)                                                              2001              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $35,254 and
    $33,856)                                                                                $      36,243     $       34,492
   Equity securities, available for sale, at fair value (cost of $1,242 and $921)                   1,238              1,056
   Policy loans, at outstanding balance                                                             3,658              3,610
   Other investments                                                                                1,696              1,511
--------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            42,835             40,669
   Cash                                                                                               277                227
   Premiums receivable and agents' balances                                                         2,342              2,295
   Reinsurance recoverables                                                                         4,361              4,579
   Deferred policy acquisition costs and present value of future profits                            5,461              5,305
   Deferred income tax                                                                                502                682
   Other assets                                                                                     3,799              3,721
   Separate account assets                                                                        105,929            114,054
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     165,506     $      171,532
        ------------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,562     $       15,874
      Life                                                                                          7,382              7,105
   Other policyholder funds and benefits payable                                                   16,324             15,848
   Unearned premiums                                                                                3,256              3,093
   Short-term debt                                                                                    234                235
   Long-term debt                                                                                   2,263              1,862
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,444              1,243
   Other liabilities                                                                                4,666              4,754
   Separate account liabilities                                                                   105,929            114,054
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  157,060            164,068

COMMITMENTS AND CONTINGENCIES, NOTE 9

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 239,678,674 and 238,645,675 shares, par
    value $0.01                                                                                         2                  2
   Additional paid-in capital                                                                       1,884              1,686
   Retained earnings                                                                                6,068              5,887
   Treasury stock, at cost - 2,816,340 and 12,355,414 shares                                          (30)              (480)
   Accumulated other comprehensive income                                                             522                369
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  8,446              7,464
        ------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     165,506     $      171,532
        ------------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FIRST QUARTER ENDED MARCH 31, 2001
                                                                     Accumulated Other Comprehensive Income
                                                                --------------------------------------------------
                                                                           Net Gain
                                  Common                                   on Cash                   Minimum
                                  Stock/                       Unrealized  Flow                      Pension             Outstanding
                                  Additional          Treasury Gain on     Hedging      Cumulative   Liability           Shares
                                  Paid-in   Retained  Stock,   Securities, Instruments, Translation  Adjustment,         (In
(In millions) (Unaudited)         Capital   Earnings  at Cost  net of tax  net of tax   Adjustments  net of tax   Total  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD       $1,688   $5,887     $(480)      $497          $--     $(113)        $(15)     $7,464     226,290
Comprehensive income
   Net income                                  240                                                                  240
   Other comprehensive income, net
    of tax [1]
     Cumulative effect of
      accounting change [2]                                          (1)         24                                  23
     Unrealized gain on
      securities [3]                                                124                                             124
     Cumulative translation
      adjustments                                                                          (14)                     (14)
     Net gain on cash flow hedging
      instruments [4]                                                            20                                  20
                                                                                                                ---------
   Total other comprehensive income                                                                                 153
                                                                                                                ---------
     Total comprehensive income                                                                                     393
                                                                                                                ---------
Issuance of shares under incentive
   and stock purchase plans            27                  4                                                         31         572
Issuance of common stock in
   underwritten offering              169                446                                                        615      10,000
Tax benefit on employee stock
   options and awards                   2                                                                             2
Dividends declared on common stock             (59)                                                                 (59)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD             $1,886   $6,068      $(30)      $620         $44      $(127)        $(15)     $8,446     236,862
-----------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER ENDED MARCH 31, 2000                                        Accumulated Other Comprehensive
                                                                                   Income (Loss)
                                                                       --------------------------------------
                                         Common                        Unrealized                 Minimum
                                         Stock/                        Gain                       Pension               Outstanding
                                       Additional            Treasury  (Loss) on   Cumulative    Liability                Shares
                                         Paid-in   Retained  Stock,    Securities, Translation  Adjustment,                 (In
(In millions) (Unaudited)                Capital   Earnings  at Cost   net of tax  Adjustments   net of tax    Total    thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD              $1,553      $5,127   $(942)     $(198)       $(63)        $(11)      $5,466      217,226
Comprehensive income
   Net income                                            238                                                      238
   Other comprehensive income,
     net of tax [1]
     Unrealized gain on securities [3]                                       93                                    93
     Cumulative translation adjustments                                                   7                         7
                                                                                                             ----------
   Total other comprehensive income                                                                               100
                                                                                                             ----------
     Total comprehensive income                                                                                   338
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                        4                  18                                               22          362
Tax benefit on employee stock options and
   awards                                      1                                                                    1
Treasury stock acquired                                         (100)                                            (100)      (2,833)
Dividends declared on common stock                       (52)                                                     (52)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                    $1,558      $5,313 $(1,024)     $(105)       $(56)        $(11)      $5,675       214,755
-----------------------------------------------------------------------------------------------------------------------------------

[1] Unrealized gain on securities is net of tax of $67 and $50 for the first quarter ended March 31, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax of $12 for the first quarter ended March 31, 2001. Net gain on cash flow hedging instruments is net of tax of $11 for the first quarter ended March 31, 2001. There is no tax effect on cumulative translation adjustments.
[2] Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash flow hedging instruments.
[3] Net of reclassification adjustment for gains realized in net income of $26 and $12 for the first quarter ended March 31, 2001 and 2000, respectively.
[4]  Net of amortization adjustment of $2 to net investment income.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     First Quarter Ended
                                                                                                          March 31,
                                                                                              ----------------------------------
(In millions)                                                                                         2001            2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         240    $          238
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (113)              (92)
   Change in reinsurance recoverables and other related assets                                          215               (35)
   Amortization of deferred policy acquisition costs and present value of future profits                518               544
   Additions to deferred policy acquisition costs and present value of future profits                  (687)             (652)
   Change in accrued and deferred income taxes                                                          (39)              135
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                     310               116
   Minority interest in consolidated subsidiary                                                          --                28
   Net realized capital gains                                                                            (1)              (17)
   Depreciation and amortization                                                                         15                20
   Cumulative effect of accounting change, net of tax                                                    23                --
   Other, net                                                                                          (175)               51
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         306               336
================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                           (5,439)           (3,643)
   Sale of investments                                                                                2,893             4,232
   Maturity of investments                                                                              653               408
   Sale of affiliates                                                                                    25                --
   Additions to property, plant and equipment                                                           (31)              (52)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                           (1,899)              945
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                                           400                --
   Net proceeds from issuance of company obligated mandatorily redeemable preferred
     securities of subsidiary trusts holding solely junior subordinated debentures                      200                --
   Issuance of common stock in underwritten offering                                                    615                --
   Net proceeds from (disbursements for) investment and universal life-type contracts
     charged against policyholder accounts                                                              469            (1,107)
   Dividends paid                                                                                       (57)              (53)
   Acquisition of treasury stock                                                                         --              (100)
   Proceeds from issuance of shares under incentive and stock purchase plans                             16                16
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                            1,643            (1,244)
--------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                  --                (3)
--------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  50                34
   Cash - beginning of period                                                                           227               182
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         277    $          216
================================================================================================================================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   ------------------------------------------------
   NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
     Income taxes                                                                             $          --    $          (79)
     Interest                                                                                 $          26    $           38



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)
                                   (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on an equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. ("HLI") that it did not already own ("The HLI Repurchase"). The accompanying unaudited consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. (For a further discussion on The HLI Repurchase, see Note 2 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B) ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

The Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, on January 1, 2001. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge in net income as a net-of-tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No.
115.  Gains  and  losses  on  derivatives  that  were  previously   deferred  as
adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

The Company also reclassified $24, net-of-tax, to Accumulated OCI - Gain on Cash Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash-flow hedging instruments.

As of March 31, 2001, the Company reported $117 of derivative assets in other invested assets and $85 of derivative liabilities in other liabilities.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2, Derivatives and Hedging Activities.

NOTE 2.  DERIVATIVES AND HEDGING ACTIVITIES

Overview
--------

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

Derivative Instruments
----------------------

Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash is exchanged at the inception of the contract and no principal payments are exchanged. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed exchange rate. There is also periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception, and no principal payments are exchanged.

Forward contracts are customized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument.

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures' contract values are settled daily in cash.

Option contracts grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

Hedging Strategies
------------------

The  economic   objectives  and  strategies  for  which  the  Company   utilizes
derivatives have not changed as a result of SFAS No. 133 and are categorized as follows:

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates.

Hedge Documentation and Effectiveness Testing
---------------------------------------------

At hedge inception the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or cash flows of the hedged item. High effectiveness is calculated using a cumulative approach (i.e., rolling 12-month average). If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk
-----------

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Accounting and Financial  Statement  Presentation of Derivative  Instruments and
--------------------------------------------------------------------------------
Hedging Activities
------------------

General

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the

Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency, fair-value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) "held for other risk management activities", which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gains or losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholders' equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as realized capital gains or losses.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is "embedded" in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings but reflected in OCI. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item. If the derivative continues to be held, it is carried on the balance sheet, with changes in its fair value recognized in current period earnings.

SFAS No. 133 Categorization of the Company's Hedging Activities
---------------------------------------------------------------

Cash-Flow Hedges

General

For the period ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2001, approximately $2 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is six months. As of March 31, 2001, the Company held approximately $1.9 billion in derivative notional value related to strategies categorized as cash-flow hedges. The following is a discussion of the Company's significant strategies that use cash-flow hedging. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2001.

Specific Strategies

The Company's primary use of cash-flow hedging is to use interest-rate swaps as an "asset hedging" strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test is performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example: 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into "receive fixed/pay variable" interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At March 31, 2001, the Company held approximately $1.8 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments as described under "anticipatory hedging" strategies above.

Fair-Value Hedges

General

For the quarter ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2001, the Company held approximately $380 in derivative notional value related to strategies categorized as fair-value hedges. The following is a discussion of the Company's significant strategies that use fair-value hedging.

Specific Strategies

The Company purchases interest rate caps and sells interest rate floor contracts in an "asset hedging" strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At March 31, 2001, the Company held approximately $160 in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an "asset hedging" strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a "receive fixed" swap. The swaption's exercise dates coincide with the municipal fixed maturity's call dates, and the receive side of the swaps closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions is to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby qualify that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of .85 to 1.00. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as realized capital gains and losses. No component of the hedging instruments' fair value is excluded from the determination of effectiveness. At March 31, 2001, the Company held approximately $150 in derivative notional value related to this strategy.

Other Risk Management Activities

General

In general, the Company's other risk management activities relate to strategies used to meet the following Company-approved objectives; to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the period ended March 31, 2001, the Company recognized an after-tax net gain of $5 (reported as realized capital gains in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of March 31, 2001, the Company held approximately $3.7 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

Risk Management Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate caps as an economic hedge, classified for internal purposes as a "liability hedge", thereby mitigating the Company's loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate caps may be used to raise credited rates, increasing the Company's competitiveness and reducing the policyholder's incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of March 31, 2001, the Company held approximately $500 in derivative notional value related to this strategy.

Other

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At March 31, 2001, the Company held approximately $1.7 billion in derivative notional value related to this strategy.

The Company will issue an option in an "asset hedging" strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At March 31, 2001, the Company held approximately $930 in derivative notional value related to this strategy.

NOTE 3.  FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

The Company financed the acquisition from the proceeds of the (1) February 16, 2001, issuance of 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for $615, net, (2) March 1, 2001, issuance of $400 of senior debt securities under HLI's shelf registration and
(3) March 6, 2001, issuance of $200 of trust preferred securities under HLI's shelf registration.

NOTE 4.  SALE OF HARTFORD SEGUROS

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros, to Liberty International, a subsidiary of Liberty Mutual Group. The Hartford received $29 before costs of sale and recorded an after-tax net realized capital loss of $16.

NOTE 5.  DEBT

(A) SHELF REGISTRATION STATEMENT

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of up to $2.6 billion in debt and equity securities. The registration statement was declared effective on February 12, 2001. As of March 31, 2001, The Hartford had $2.0 billion remaining on the shelf. (For a further discussion, see Note 6 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

(B) LONG-TERM DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its existing shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed in Note 3, HLI used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition. As of March 31, 2001, HLI had $150 remaining on its shelf.

NOTE 6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by HLI, issued 8,000,000, 7.625% Trust Preferred Securities, Series B. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Debentures issued by HLI. As previously discussed in Note 3, HLI used the proceeds from the offering to partially fund the Fortis acquisition.

The Series B Preferred Securities represent undivided beneficial interests in Hartford Life Capital II's assets, which consist solely of the Series B Junior Subordinated Debentures. HLI owns all of the common securities of Hartford Life Capital II. Holders of Series B Preferred Securities are entitled to receive cumulative cash distributions accruing from March 6, 2001, the date of issuance, and payable quarterly in arrears commencing April 15, 2001 at the annual rate of 7.625% of the stated liquidation amount of $25.00 per Series B Preferred Security. The Series B Preferred Securities are subject to mandatory redemption upon repayment of the Series B Junior Subordinated Debentures at maturity or upon earlier redemption. HLI has the right to redeem the Series B Junior Subordinated Debentures on or after March 6, 2006 or earlier upon the occurrence of certain events. Holders of Series B Preferred Securities generally have no voting rights.

The Series B Junior Subordinated Debentures bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001, and mature on February 15, 2050. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of HLI and are effectively subordinated to all existing and future obligations of HLI subsidiaries.

NOTE 6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (CONTINUED)

HLI has the right at any time, and from time to time, to defer payments of interest on the Series B Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on, or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Series B Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Series B Junior Subordinated Debentures to be distributed to the holders of the Series B Preferred Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital II obligations under the Series B Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent Hartford Life Capital II has funds available to make these payments.

NOTE 7.  STOCKHOLDERS' EQUITY

On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for net proceeds of $615. As previously discussed in Note 3, the proceeds were used to partially fund the Fortis acquisition.

NOTE 8.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.



MARCH 31, 2001                                                                    Income         Shares       Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                  $         240          231.5     $        1.04
                                                                                                              ----------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                            --            4.0
                                                                            -----------------------------
  Income available to common shareholders plus assumed conversions         $         240          235.5     $        1.02
------------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2000                                                                    Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                  $         238          215.8     $        1.10
                                                                                                              ----------------------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                            --            1.5
                                                                             -----------------------------
  Income available to common shareholders plus assumed conversions         $         238          217.3     $        1.10
====================================================================================================================================

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of outstanding options, using the treasury stock method, and contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds from exercise used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

(C) TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of March 31, 2001, the same matter is under review with the IRS as part of their audit of the Company's 1996-1997 tax returns. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

NOTE 10.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to The HLI Repurchase, the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

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

The Hartford's Property & Casualty operation was reorganized into six reportable operating segments and, effective January 1, 2001, is being reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the International and Other Operations segment.

Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Affinity Personal Lines provides customized products and services to the membership of AARP through a direct marketing operation; and to customers of Sears and Ford as well as customers of financial institutions through an affinity center. Personal Insurance provides automobile, homeowners, home-based business and fire coverages to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni in the non-standard automobile market. Specialty Commercial provides bond and financial products coverages as well as insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. International consists primarily of The Hartford Insurance Company (Singapore), Ltd. which offers a variety of insurance products (primarily property and casualty products) designed to meet the needs of local customers. Other Operations consists of operations which have ceased writing new business.

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income, except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. "Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty and North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income. Property & Casualty includes operating income for North American and the International and Other Operations segment.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of net realized capital gains and losses through net invested income utilizing the duration of the segment's investment portfolios.

The following tables present revenues and operating income. Underwriting results are presented for the Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance segments, while operating income is presented for all other segments, along with Life and Property & Casualty, including North American.

REVENUES
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $      604     $      585
  Individual Life                                                                                             163            157
  Group Benefits                                                                                              613            520
  COLI                                                                                                        184            165
  Other                                                                                                        26             19
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                  1,590          1,446
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                                                     620            555
       Affinity Personal Lines                                                                                455            418
       Personal Insurance                                                                                     249            233
       Specialty Commercial                                                                                   285            274
       Reinsurance                                                                                            249            183
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                                                 1,858          1,663
     Net investment income                                                                                    218            221
     Net realized capital gains (losses)                                                                       (2)             7
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                      2,074          1,891
  International and Other Operations                                                                           54            162
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                   2,128          2,053
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                       4             --
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                                   $    3,722     $    3,499
====================================================================================================================================

OPERATING INCOME
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $      111     $      102
  Individual Life                                                                                              20             18
  Group Benefits                                                                                               23             19
  COLI                                                                                                          9              8
  Other                                                                                                        (2)             3
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                    161            150
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                                                     (23)           (40)
       Affinity Personal Lines                                                                                 15             14
       Personal Insurance                                                                                       1            (10)
       Specialty Commercial                                                                                   (14)           (21)
       Reinsurance                                                                                            (25)           (13)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                                                (46)           (70)
     Net servicing and other income [1]                                                                         5              2
     Net investment income                                                                                    218            221
     Other expenses                                                                                           (62)           (49)
     Income tax expense                                                                                        (8)            (4)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                        107            100
  International and Other Operations                                                                            1              4
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                     108            104
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                     (16)           (28)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME                                                                                   253            226
  Cumulative effect of accounting change, net of tax                                                          (23)            --
  Net realized capital gains, after-tax                                                                        10             12
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                        $      240     $      238
====================================================================================================================================

[1]  Net of expenses related to service business.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (collectively, "The Hartford" or the "Company") as of March 31, 2001, compared with December 31, 2000, and its results of operations for the first quarter ended March 31, 2001, compared with the equivalent 2000 period. This discussion should be read in conjunction with the MD&A included in The Hartford's 2000 Form 10-K Annual Report.

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

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary          16
Life                                                           18
Investment Products                                            19
Individual Life                                                19
Group Benefits                                                 20
Corporate Owned Life Insurance (COLI)                          20
Property & Casualty                                            20
Business Insurance                                             21
Affinity Personal Lines                                        21
Personal Insurance                                             21
Specialty Commercial                                           22
Reinsurance                                                    22
International and Other Operations                             22
Environmental and Asbestos Claims                              23
Investments                                                    24
Capital Markets Risk Management                                26
Capital Resources and Liquidity                                27
Regulatory Matters and Contingencies                           28
Accounting Standards                                           28

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                         ---------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                                           $    3,722     $    3,499
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $      240     $      238
Less:  Cumulative effect of accounting change, net of tax [1]                                                   (23)            --
       Net realized capital gains, after-tax                                                                     10             12
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                         $      253     $      226
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents the cumulative impact of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138.

"Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Revenues for the first quarter ended March 31, 2001 increased $223, or 6%, over the comparable prior year period, primarily as a result of strong sales and new business development in Group Benefits along with earned premium growth in all of the North American Property & Casualty underwriting segments. These revenue increases were partially offset by a revenue decrease as a result of the sale of International's Zwolsche Algemeene, N.V. ("Zwolsche") subsidiary in December 2000.

Operating income increased $27, or 12%, for the first quarter ended March 31, 2001, from the comparable prior year period.

The increase was due to earnings growth across all Life segments, including Investment Products, despite the recent declines in the equity markets, and improved pricing, loss cost trends and a lower level of catastrophe losses in Property & Casualty.

The effective tax rate for the first quarter ended March 31, 2001 was 18% compared with 23% for the comparable period in 2000. The decrease in the effective tax rate related primarily to the tax benefit on the loss on sale of Hartford Seguros. Tax-exempt interest earned on invested assets was the principal cause of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to The HLI Repurchase, the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

The Hartford's Property & Casualty operation was reorganized into six reportable operating segments and, effective January 1, 2001, is being reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the International and Other Operations segment.

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income, except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty, and North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income. Property & Casualty includes operating income for North American and the International and Other Operations segment. (For discussion of the Company's intersegment transactions, see Note 10 of Notes to Consolidated Financial Statements.)

The following is a summary of North American underwriting results by segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS                                                                                          FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                         ---------------------------
North American                                                                                                2001           2000
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                                                     $      (23)    $      (40)
  Affinity Personal Lines                                                                                        15             14
  Personal Insurance                                                                                              1            (10)
  Specialty Commercial                                                                                          (14)           (21)
  Reinsurance                                                                                                   (25)           (13)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                                                $      (46)    $      (70)
====================================================================================================================================

The following is a summary of operating income and net income.

OPERATING INCOME                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          -------------- -----------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                    $      111     $      102
  Individual Life                                                                                                20             18
  Group Benefits                                                                                                 23             19
  COLI                                                                                                            9              8
  Other                                                                                                          (2)             3
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                      161            150
Property & Casualty
  North American                                                                                                107            100
  International and Other Operations                                                                              1              4
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                       108            104
Corporate                                                                                                       (16)           (28)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                                                                $      253     $      226
====================================================================================================================================

NET INCOME                                                                                                    FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          -------------- -----------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                    $      111     $      102
  Individual Life                                                                                                20             18
  Group Benefits                                                                                                 23             19
  COLI                                                                                                            9              8
  Other [1]                                                                                                     (25)             3
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                      138            150
Property & Casualty
  North American                                                                                                115            105
  International and Other Operations                                                                              3             11
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                       118            116
Corporate                                                                                                       (16)           (28)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                                                      $      240     $      238
====================================================================================================================================

[1] First quarter ended March 31, 2001, includes a $23 cumulative effect of accounting change charge related to the Company's adoption of SFAS No. 133.

An analysis of the operating results summarized above is included on the following pages. Environmental and Asbestos Claims and Investments are discussed in separate sections.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY [1]                                                                                         FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                 $    1,590     $    1,446
Expenses                                                                                                      1,429          1,296
Cumulative effect of accounting change, net of tax [2]                                                          (23)            --
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                                                    138            150
Less:  Cumulative effect of accounting change, net of tax [2]                                                   (23)            --
       Net realized capital gains, after-tax                                                                     --             --
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                       $      161     $      150
====================================================================================================================================

[1] Life excludes the effect of activities related to The HLI Repurchase, along with minority interest for pre-acquisition periods, both of which are reflected in Corporate.
[2]  Represents the cumulative impact of the Company's adoption of SFAS No. 133.

Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Life reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis
Financial Group or "Fortis"). (For a further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.)

Revenues in the Life operation increased $144, or 10%, as a result of growth across each of its operating segments, particularly the Group Benefits segment, which experienced higher earned premiums as a result of strong sales and solid persistency.

Expenses increased $133, or 10% associated with the revenue growth described above.

Operating income increased $11, or 7%. Excluding an after-tax benefit relating to state income taxes of $8 recorded in the first quarter of 2000, operating income increased $19, or 13%, as each of Life's reportable operating segments experienced earnings growth.

INVESTMENT PRODUCTS

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                  $      604     $      585
Expenses                                                                                                         493            483
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                        $      111     $      102
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                                                $   70,649     $   85,264
Other individual annuity account values                                                                        8,926          8,254
Other investment products account values                                                                      16,994         16,773
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                        96,569        110,291
Mutual fund assets under management                                                                           11,271          7,969
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                       $  107,840     $  118,260
====================================================================================================================================

Revenues in the Investment Products segment increased $19, or 3%, primarily due to higher net investment income and fee income in the other investment products operation, partially offset by lower fee income and net investment income in individual annuity. Net investment income in the other investment products operation increased $30, or 23%, due primarily to growth in the institutional liabilities business, where related assets increased $1.0 billion, or 15%. Fee income from other investment products increased $9, or 13%, principally driven by the Company's retail mutual fund operation, where assets under management increased $2.4 billion, or 30%, from a year ago. This substantial increase in retail mutual fund assets was due to strong sales of $5.2 billion for the last twelve months, partially offset by redemptions and the retreating equity markets. Fee income generated by individual annuities decreased $11, or 3%, as related account values decreased $13.9 billion, or 15%, from March 31, 2000, primarily due to declining equity markets. Net investment income in the individual annuity operation decreased $6, or 12%, also due to the decline in related account values.

Expenses increased $10, or 2%, driven by an $18, or 17%, increase in benefits and claims and a $15, or 27%, increase in insurance expenses and other in the other investment products operation associated with the revenue growth described above. Partially offsetting these increases were a $7, or 10%, decrease in benefits and claims in the individual annuity operation corresponding with the decline in account values described above and a $12, or 27%, decrease in individual annuity income tax expense due to the tax impact associated with separate account investment activity.

Operating income increased $9, or 9%, driven by the growth in revenues related to the other investment products operation and the lower effective tax rate in the individual annuity operation.

INDIVIDUAL LIFE

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                  $      163     $      157
Expenses                                                                                                         143            139
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                        $       20     $       18
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Variable life account values                                                                              $    2,755     $    2,817
Total account values                                                                                      $    5,681     $    5,653
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   35,734     $   25,788
Total life insurance in force                                                                             $   77,070     $   68,223
====================================================================================================================================

Revenues in the Individual Life segment increased $6, or 4%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Asset-based fees increased $3, or 33%, as average variable life account values increased $145, or 5%. Additionally, cost of insurance charges increased $4, or 7%, as variable life insurance in force increased $9.9 billion, or 39%.

Expenses increased $4, or 3%, principally due to a $7, or 26%, increase in mortality expenses. Mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2001 was higher than the same period of 2000, due to favorable mortality experience in the first quarter of 2000. Additionally, 2001 year to date mortality experience was trending within pricing assumptions and was slightly lower than full year 2000 levels.

Operating income increased $2, or 11%, as higher fee income more than offset the higher mortality costs.

GROUP BENEFITS

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                  $      613     $      520
Expenses                                                                                                         590            501
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                        $       23     $       19
====================================================================================================================================

Revenues in the Group Benefits segment increased $93, or 18%, and excluding buyouts, increased $61, or 12%. This increase was primarily driven by growth in fully insured ongoing premiums, excluding buyouts, which increased $49, or 12%, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the first quarter of 2001 were $234, a $43, or 23%, increase over the same prior year period. Additionally, net investment income increased $7, or 13%, as a result of growth in the business.

Expenses increased $89, or 18%, and $57, or 11%, excluding buyouts, driven primarily by higher benefits and claims which, excluding buyouts, increased $44, or 11%. This increase was due to growth in the business described above as the loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) of 83.7% remained essentially flat with the comparable prior year period. The revenue growth described above, coupled with the segment's stable loss and expense ratios, resulted in an increase in operating income of $4, or 21%.

The Group Benefits segment currently offers Medicare supplement insurance to members of The Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation is expected to reduce Group Benefits annualized premium revenues by approximately $170.


CORPORATE OWNED LIFE INSURANCE (COLI)

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                  $      184     $      165
Expenses                                                                                                         175            157
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                        $        9     $        8
====================================================================================================================================

Variable COLI account values                                                                              $   16,207     $   12,601
Leveraged COLI account values                                                                                  4,995          4,960
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   21,202     $   17,561
====================================================================================================================================

COLI revenues increased $19, or 12%, mostly due to higher fee income and net investment income. Fee income increased $8, or 10%, primarily due to growth in the variable COLI business, as account values increased $3.6 billion, or 29%, to $16.2 billion. Net investment income increased $8, or 9%, driven by higher interest rates on policy loans related to the leveraged COLI business.

Expenses increased $18, or 11%, consistent with the growth in revenues. Operating income increased $1, or 13%, due to the factors described above.


PROPERTY & CASUALTY

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                                           $    2,128     $    2,053
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $      118     $      116
Less:  Net realized capital gains, after-tax                                                                     10             12
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                         $      108     $      104
====================================================================================================================================

Revenues for Property & Casualty increased $75, or 4%, for the first quarter ended March 31, 2001 compared with the first quarter of 2000 due primarily to strong premium growth. The revenue increase was partially offset by a revenue decrease as a result of the sale of Zwolsche in December 2000.

Operating income increased $4, or 4%, for the first quarter of 2001 compared to the same prior year period as improved pricing, loss cost trends and lower catastrophes in Business Insurance, Affinity Personal Lines and Personal
Insurance were partially offset by unfavorable loss development on prior underwriting years in Reinsurance.


BUSINESS INSURANCE

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                         $      702     $      579
Underwriting results                                                                                     $      (23)    $      (40)
Combined ratio                                                                                                101.2          106.3
====================================================================================================================================

Business Insurance written premiums increased $123, or 21%, from the comparable prior year period driven by strong growth in Select Customer and Key Accounts. Select Customer increased $53, or 20%, reflecting pricing increases, strong renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in Key Accounts of $51, or 21%, was also due primarily to significant pricing increases and improved renewal retention as well as strong new business growth.

Underwriting results increased $17, or 43%, with a corresponding 5.1 point decrease in the combined ratio, for the first quarter as compared with the same prior year period. The improvement was primarily due to unusually high catastrophes and field office reorganization costs in the first quarter of 2000, and minimal loss costs in the current quarter.

AFFINITY PERSONAL LINES

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                         $      422     $      386
Underwriting results                                                                                     $       15     $       14
Combined ratio                                                                                                 97.9           97.2
====================================================================================================================================

Written premiums increased $36, or 9%, for the first quarter ended March 31, 2001 over the comparable prior year period driven by growth in both the AARP program and Affinity business unit. AARP increased primarily from new business growth, pricing increases and improved premium renewal retention. The improvement in Affinity reflects increased new business flow from the Ford and Sears accounts, partially offset by lower financial institution written premiums.

Underwriting  results improved  slightly,  while the combined ratio increased by
0.7 points for the first quarter as compared with the same prior year period. Loss cost improvements favorably impacted underwriting results and the loss ratio, while the increase in the combined ratio was due primarily to an increase in the loss adjustment expense ratio. The underwriting expense ratio was essentially level with the prior year.


--------------------------------------------------------------------------------
PERSONAL INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                         $      240     $      227
Underwriting results                                                                                     $        1     $      (10)
Combined ratio                                                                                                 98.5          103.8
====================================================================================================================================

Written premiums increased $13, or 6%, for the first quarter ended March 31, 2001 over the comparable prior year period. Written premiums for the automobile and homeowners lines increased primarily due to pricing increases and improved renewal retention.

Underwriting results increased $11 with a corresponding 5.3 point decrease in the combined ratio. The increase in underwriting results and related decrease in the combined ratio were primarily due to lower catastrophes and favorable loss costs in standard business.

SPECIALTY COMMERCIAL

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                         $      254     $      251
Underwriting results                                                                                     $      (14)    $      (21)
Combined ratio                                                                                                107.2          105.2
====================================================================================================================================

Specialty Commercial written premiums increased $3, or 1%, from the comparable prior year period. The increase was primarily due to pricing increases and The Hartford's purchase of the in force, new and renewal financial products business as well as the majority of the excess and surplus lines business of Reliance in 2000, which resulted in $31 of additional written premiums as compared with the same prior year period. Partially offsetting the increase was a decrease in written premiums from sold or exited business lines which include farm, public entity ("PENCO") and Canada.

Underwriting results improved $7, or 33%, while the combined ratio increased 2.0 points, for the first quarter as compared with the same prior year period. Improved underwriting results were primarily due to ceding commissions in the professional liability line as well as lower commissions from sold or exited businesses, while the combined ratio was unfavorably impacted by increased catastrophes and adverse PENCO results.

REINSURANCE

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                         $      363     $      267
Underwriting results                                                                                     $      (25)    $      (13)
Combined ratio                                                                                                109.5          103.1
====================================================================================================================================

Reinsurance written premiums increased $96, or 36%, primarily due to a $79, or 144%, increase in Alternative Risk Transfer ("ART") written premiums resulting from a significant first quarter transaction. Successful pricing increases in a firming pricing environment also contributed to the increase in premiums.

Underwriting results decreased $12 with a corresponding 6.4 point increase in the combined ratio. This decrease in underwriting results and corresponding increase in the combined ratio was primarily due to continued adverse prior underwriting years loss development, partially offset by improvement in the commission ratio, reflecting improved contract terms.

INTERNATIONAL AND OTHER OPERATIONS

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                                           $       54     $      162
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $        3     $       11
Less:  Net realized capital gains, after-tax                                                                      2              7
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                         $        1     $        4
====================================================================================================================================

INTERNATIONAL

International revenues for the first quarter ended March 31, 2001 decreased $109, or 86%, over the comparable period in 2000 while operating income decreased $4. Both decreases were primarily due to the sale of Zwolsche in December 2000.

On February 8, 2001, The Hartford completed the sale of Hartford Seguros to Liberty International, a subsidiary of Liberty Mutual Group. The Hartford received $29, before cost of sale and recorded a $16, after-tax, net realized capital loss.

OTHER OPERATIONS

Other Operations consist of property and casualty operations of The Hartford which have discontinued writing new business. Other Operations first quarter revenues increased $1, or 3%, in comparison to first quarter 2000. Operating income increased $1 compared to earnings from the prior year period.

--------------------------------------------------------------------------------
ENVIRONMENTAL AND ASBESTOS CLAIMS
--------------------------------------------------------------------------------

The Hartford continues to receive claims that assert damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect the Property & Casualty operation. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. The majority of environmental claims and many types of asbestos claims differ from any other type of contractual claim because there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, which involves comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

Within the property and casualty insurance industry in the mid-1990's, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. Consistent with The Hartford's practice of using the best techniques to estimate the Company's environmental and asbestos exposures, a study was initiated in April 1996 based on known cases. The Hartford, utilizing internal staff supplemented by outside legal and actuarial consultants, completed the study in October 1996. (For further discussion on the study, see the MD&A section "Environmental and Asbestos Claims" in The Hartford's 2000 Form 10-K Annual Report.)

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 2001 and the year ended December 31, 2000, was as follows (net of reinsurance):


                                                      ENVIRONMENTAL AND ASBESTOS
                                                 CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

                                                             FIRST QUARTER ENDED                            YEAR ENDED
                                                                MARCH 31, 2001                          DECEMBER 31, 2000
                                                    --------------------------------------- ----------------------------------------
                                                     Environmental    Asbestos     Total      Environmental      Asbestos     Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability                                 $       911      $    572    $  1,483      $       995      $    625   $  1,620
Claims and claim adjustment expenses incurred                (1)            1          --                8             8         16
Claims and claim adjustment expenses paid                   (19)          (20)        (39)             (92)          (61)      (153)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [1]                                $       891      $    553    $  1,444      $       911      $    572   $  1,483
====================================================================================================================================

[1] The ending liabilities are net of reinsurance on reported and unreported claims of $1,479 and $1,506 for March 31, 2001 and December 31, 2000, respectively. Gross of reinsurance as of March 31, 2001 and December 31, 2000, reserves for environmental and asbestos were $1,453 and $1,470 and $1,483 and $1,506, respectively.

The Hartford believes that the environmental and asbestos reserves reported at March 31, 2001 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment portfolios are divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and managed within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to The Hartford's 2000 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

LIFE

The following table identifies invested assets by type held in the Life general account as of March 31, 2001 and December 31, 2000.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    20,003        79.8%     $    18,248          79.6%
Equity securities, at fair value                                                    294         1.2%             171           0.7%
Policy loans, at outstanding balance                                              3,658        14.6%           3,610          15.7%
Other investments                                                                 1,104         4.4%             910           4.0%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    25,059       100.0%     $    22,939         100.0%
====================================================================================================================================

Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table identifies fixed maturities by type held in the Life general account as of March 31, 2001 and December 31, 2000.


                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                   $     8,425        42.1%     $     7,663         42.0%
Asset-backed securities (ABS)                                                     3,088        15.4%           3,070         16.8%
Commercial mortgage-backed securities (CMBS)                                      2,737        13.7%           2,776         15.2%
Municipal - tax-exempt                                                            1,363         6.8%           1,390          7.6%
Collateralized mortgage obligations (CMO)                                           890         4.4%             928          5.1%
Mortgage-backed securities (MBS) - agency                                           613         3.1%             602          3.3%
Government/Government agencies - Foreign                                            333         1.7%             321          1.8%
Government/Government agencies - United States                                      240         1.2%             244          1.3%
Municipal - taxable                                                                  72         0.4%              83          0.5%
Short-term                                                                        2,190        10.9%             975          5.3%
Redeemable preferred stock                                                           52         0.3%             196          1.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    20,003       100.0%     $    18,248        100.0%
====================================================================================================================================

Fixed maturity investments increased by $1.8 billion primarily as the result of investing the funds raised through the debt and equity offerings made in connection with the April 2, 2001 acquisition of Fortis. Also contributing to the increase was new cash flow and an increase in the fair value of fixed maturity investments due to a lower interest rate environment.


INVESTMENT RESULTS

The table below summarizes Life's results.

                                                                                                              FIRST QUARTER ENDED
                                                                                                                    MARCH 31
(before-tax)                                                                                                  2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                                                     $      352     $      308
Policy loan income                                                                                               78             74
                                                                                                         ---------------------------
Net investment income - total                                                                            $      430     $      382
Yield on average invested assets [1]                                                                            7.2%           6.9%
Net realized capital gains                                                                               $       --     $       --
------------------------------------------------------------------------------------------------------------------------------------

[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the first quarter ended March 31, 2001, net investment income, excluding policy loans, increased $44 or 14% compared to the same period in 2000. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 18% from March 31, 2000. Yield on average invested assets increased as a result of higher yields on new investment purchases and increased partnership income.

There were no net realized capital gains for the quarters ended March 31, 2001 and 2000.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of March 31, 2001 and December 31, 2000.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    16,236        91.3%     $    16,239          91.6%
Equity securities, at fair value                                                    944         5.3%             885           5.0%
Other investments                                                                   592         3.4%             601           3.4%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    17,772       100.0%     $    17,725         100.0%
====================================================================================================================================

The following table identifies fixed maturities by type as of March 31, 2001 and December 31, 2000.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Municipal - tax-exempt                                                      $     8,489        52.3%     $     8,527         52.5%
Corporate                                                                         3,684        22.7%           3,105         19.1%
Commercial mortgage-backed securities (CMBS)                                      1,156         7.1%           1,141          7.0%
Asset-backed securities (ABS)                                                       752         4.6%             760          4.7%
Government/Government agencies - Foreign                                            569         3.5%             682          4.2%
Mortgage-backed securities (MBS) - agency                                           305         1.9%             315          1.9%
Collateralized mortgage obligations (CMO)                                           180         1.1%             236          1.5%
Government/Government agencies - United States                                       99         0.6%              63          0.4%
Municipal - taxable                                                                  46         0.3%              46          0.3%
Short-term                                                                          854         5.3%           1,120          6.9%
Redeemable preferred stock                                                          102         0.6%             244          1.5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,236       100.0%     $    16,239        100.0%
====================================================================================================================================


Corporate securities increased primarily as the result of investing proceeds from a reallocation of short-term investments and redeemable preferred stock and an increase in new cash flow.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's results.

                                                                                                              FIRST QUARTER ENDED
                                                                                                                    MARCH 31
                                                                                                              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                                                        $      257     $      272
Net investment income, after-tax [1]                                                                     $      201     $      210
                                                                                                         ---------------------------
Yield on average invested assets, before-tax [2]                                                                6.0%           6.3%
Yield on average invested assets, after-tax [1] [2]                                                             4.7%           4.9%
Net realized capital gains, before-tax                                                                   $        1     $       17
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

For the first quarter ended March 31, 2001, before- and after-tax net investment income decreased by 6% and 4%, respectively. The decreases were primarily due to a decline in interest income due to the sale of Zwolsche. Excluding the results of Zwolsche, net investment income was relatively level, as an increase in fixed maturities income was offset by a decrease in partnership income. Yield on average invested assets decreased primarily as a result of lower partnership income.

Net realized capital gains for the first quarter ended March 31, 2001 decreased by $16 compared to the same period in 2000. The decline in realized gains reflects the capital loss generated from the sale of Hartford Seguros partially offset by gains from the sale of fixed maturities and equities.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in

Corporate's net investment income. The total amount of amortization for the quarter ended March 31, 2001 was $4, before-tax. Also reported in Corporate were $4 of fixed maturity investments for The Hartford Bank, FSB.

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments while asset/liability management is the responsibility of separate and distinct risk management units supporting the Life and Property & Casualty operations.

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

Please refer to The Hartford's 2000 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.


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

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts, and Property & Casualty, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

Life

As of March 31, 2001 and December 31, 2000, over 97% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $     2,232         7.6%     $     2,329          8.4%
AAA                                                                               4,687        15.9%           4,896         17.6%
AA                                                                                3,496        11.8%           3,546         12.7%
A                                                                                 9,926        33.6%           9,675         34.7%
BBB                                                                               6,129        20.8%           5,633         20.2%
BB & below                                                                          843         2.9%             708          2.5%
Short-term                                                                        2,197         7.4%           1,085          3.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    29,510       100.0%     $    27,872        100.0%
====================================================================================================================================


Property & Casualty

As of March 31, 2001 and December 31, 2000, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2001              DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $       515         3.2%     $       516          3.2%
AAA                                                                               6,303        38.7%           6,414         39.5%
AA                                                                                3,232        19.9%           3,414         21.0%
A                                                                                 2,948        18.2%           2,664         16.4%
BBB                                                                               1,650        10.2%           1,442          8.9%
BB & below                                                                          734         4.5%             669          4.1%
Short-term                                                                          854         5.3%           1,120          6.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,236       100.0%     $    16,239        100.0%
====================================================================================================================================

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2000.


DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Hartford's use of derivative instruments, refer to Note 2 of Notes to Consolidated Financial Statements.)


--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                             MARCH 31, 2001       DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            234      $           235
Long-term debt                                                                                      2,263                1,862
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,444                1,243
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          3,941       $        3,340
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                 $          7,782       $        6,967
Unrealized gain on securities and other, net of tax [1]                                               664                  497
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          8,446       $        7,464
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         11,723       $       10,307
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               51%                  48%
Debt to capitalization  [2] [3]                                                                       34%                  32%
====================================================================================================================================

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]  Excludes unrealized gain on securities and other, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratio was 32% and 30% and the debt to capitalization ratio was 21% and 20% as of March 31, 2001 and December 31, 2000, respectively.

FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

The Company financed the acquisition from the proceeds of the (1) February 16, 2001, issuance of 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for $615, net, (2) March 1, 2001, issuance of $400 of senior debt securities under HLI's shelf registration and
(3) March 6, 2001, issuance of $200 of trust preferred securities under HLI's shelf registration.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $1.4 billion as of March 31, 2001 compared to December 31, 2000. This change was primarily the result of earnings and financing activities related to the Fortis acquisition, partially offset by dividends declared.

DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its existing shelf registration to partially finance the Fortis acquisition. (For a further discussion of the debt, see Note 5 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, HLI issued and sold $200 of trust preferred securities from its existing shelf registration to partially finance the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 6 of Notes to Consolidated Financial Statements.)

STOCKHOLDERS' EQUITY

Issuance of common stock - On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615 to partially fund the Fortis acquisition.

Dividends - On February 22, 2001, The Hartford declared a dividend on its common stock of $0.25 per share payable on April 2, 2001 to shareholders of record as of March 5, 2001.

Treasury stock - During the first quarter of 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. In conjunction with The HLI Repurchase, management elected to discontinue all repurchase activity indefinitely.



CASH FLOWS                                 FIRST QUARTER ENDED
                                                MARCH 31,
                                        --------------------------
                                            2001         2000
------------------------------------------------------------------
Cash provided by operating activities   $       306  $       336
Cash (used for) provided by investing
  activities                            $    (1,899) $       945
Cash provided by (used for) financing
  activities                            $     1,643  $    (1,244)
Cash - end of period                    $       277  $       216
------------------------------------------------------------------

The increase in cash from financing activities was primarily the result of financing related to the Fortis acquisition and current period proceeds on investment type contracts versus the prior period disbursements for investment type contracts. The increase in cash from financing activities accounted for the change in cash from investing activities, as the purchase of Fortis closed in April 2001.

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. As of March 31, 2001, the impact of applying the new guidance resulted in a benefit of approximately $400 in statutory surplus.

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

OTHER

For information on other contingencies, please refer to The Hartford's 2000 Form 10-K Annual Report, Note 15 of Notes to Consolidated Financial Statements.


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

The Hartford is involved in claims litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed in the MD&A under the Environmental and Asbestos Claims section, The Hartford continues to receive environmental and asbestos claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2001, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of directors to serve for a one year term, (2) the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 and (3) a shareholder proposal regarding The Hartford's investment in tobacco equities.

Set forth below is the vote tabulation relating to the three items presented to the shareholders at the annual meeting:

(1) The shareholders elected each of the ten nominees to the Board of Directors for a one-year term:

     NAME OF DIRECTOR                           SHARES WITHHELD
     NOMINEES                   SHARES FOR
     ------------------------- --------------- -------------------
     Rand V. Araskog            184,179,130        2,070,006
     Ramani Ayer                184,481,130        1,768,006
     Dina Dublon                184,483,355        1,765,781
     Donald R. Frahm            179,349,689        6,899,447
     Paul G. Kirk, Jr.          184,451,549        1,797,587
     Robert W. Selander         184,490,461        1,758,675
     Lowndes A. Smith           184,479,320        1,769,816
     H. Patrick Swygert         184,470,727        1,778,409
     Gordon I. Ulmer            184,436,708        1,812,428
     David K. Zwiener           184,470,868        1,778,268
     ------------------------- --------------- -------------------


(2) The shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of The Hartford:

     Shares For                           184,593,846
     Shares Against                           804,191
     Shares Abstained                         851,099

(3) The shareholders defeated a shareholder proposal regarding The Hartford's investment in tobacco equities:

     For                                   14,131,637
     Against                              141,467,595
     Abstain                                7,012,625
     Broker Non-Vote                       23,637,279

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibits Index.

(b)  Reports on Form 8-K:

     The Company filed a Form 8-K Current Report on January 31, 2001 to report its fourth quarter and full year 2000 financial results and its agreement to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. No financial statements were required to be or were filed with this Form 8-K.

     The Company filed a Form 8-K Current Report on March 19, 2001 to incorporate by reference into Registration Statement No. 333-21865 the Underwriting Agreement dated February 12, 2001 between the Company and Goldman Sachs & Co., Bear, Stearns & Co. Inc., Credit Suisse First Boston Corporation, A.G. Edwards & Sons, Inc., Edward D. Jones & Co., L.P., Salomon Smith Barney Inc., and UBS Warburg LLC for the issuance and sale of certain of the Company's equity securities. No financial statements were required to be or were filed with this Form 8-K.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   The Hartford Financial Services Group, Inc.
                                   (Registrant)



                                   /s/ John N. Giamalis
                                   ---------------------------------------------
                                   John N. Giamalis
                                   Senior Vice President and Controller





MAY 14, 2001

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





        EXHIBIT #
        ---------

        10.1 Employment Agreement dated as of March 20, 2001 between The Hartford and Neal Wolin as Executive Vice President and General Counsel is filed herewith.

        10.2 Employment Agreement dated as of April 26, 2001 between The Hartford and David M. Johnson as Executive Vice President and Chief Financial Officer is filed herewith.