Form 10-Q
period 2001-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2001-08-13
CIK 874766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

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


As of July 31, 2001, there were outstanding 238,005,078 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 2001 and 2000                                                   3

Consolidated Balance Sheets - June 30, 2001 and December 31, 2000              4

Consolidated Statements of Changes in Stockholders' Equity - Six Months
Ended June 30, 2001 and 2000                                                   5

Consolidated Statements of Cash Flows - Six Months Ended June 30,
2001 and 2000                                                                  6

Notes to Consolidated Financial Statements                                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           27


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     28

Signature                                                                     29

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Second Quarter Ended         Six Months Ended
                                                                                  June 30,                   June 30,
                                                                         --------------------------- --------------------------
(In millions, except for per share data)                                     2001          2000         2001          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                 (Unaudited)
REVENUES
  Earned premiums                                                        $   2,357     $   2,213    $   4,667     $   4,346
  Fee income                                                                   686           596        1,288         1,189
  Net investment income                                                        719           643        1,410         1,297
  Other revenue                                                                123           108          241           210
  Net realized capital losses                                                  (38)          (46)         (37)          (29)
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                        3,847         3,514        7,569         7,013
       ------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                             2,338         2,088        4,549         4,078
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                          556           540        1,074         1,084
  Insurance operating costs and expenses                                       470           473          948           945
  Goodwill amortization                                                         17             3           28             5
  Other expenses                                                               171           152          354           299
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                   3,552         3,256        6,953         6,411
       ------------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
          EFFECT OF ACCOUNTING CHANGES                                         295           258          616           602

  Income tax expense                                                            58            19          116            97
  Minority interest, net of tax                                                  -           (26)          --           (54)
-------------------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                   237           213          500           451

  Cumulative effect of accounting changes, net of tax                          (11)           --          (34)           --
-------------------------------------------------------------------------------------------------------------------------------

       NET INCOME                                                        $     226     $     213    $     466     $     451
       ------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting changes                  $    1.00     $    0.98    $    2.13     $    2.09
  Cumulative effect of accounting changes, net of tax                        (0.05)           --        (0.14)           --
-------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $    0.95     $    0.98    $    1.99     $    2.09

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting changes                  $    0.98     $    0.97    $    2.10     $    2.07
  Cumulative effect of accounting changes, net of tax                        (0.04)           --        (0.15)           --
-------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $    0.94     $    0.97    $    1.95     $    2.07
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                   237.3         216.5        234.4         216.2
Weighted average common shares outstanding and dilutive potential
  common shares                                                              241.3         219.9        238.4         218.4
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                        $    0.25     $    0.24    $    0.50     $    0.48
===============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,        December 31,
(In millions, except for share data)                                                              2001              2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $36,712 and
    $33,856)                                                                                $      37,380     $       34,492
   Equity securities, available for sale, at fair value (cost of $1,288 and $921)                   1,315              1,056
   Policy loans, at outstanding balance                                                             3,728              3,610
   Other investments                                                                                1,869              1,511
-------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            44,292             40,669
   Cash                                                                                               324                227
   Premiums receivable and agents' balances                                                         2,518              2,295
   Reinsurance recoverables                                                                         4,510              4,579
   Deferred policy acquisition costs and present value of future profits                            6,200              5,305
   Deferred income tax                                                                                511                682
   Goodwill                                                                                         1,701              1,202
   Other assets                                                                                     2,928              2,519
   Separate account assets                                                                        114,943            114,054
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     177,927     $      171,532
        =======================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      15,633     $       15,874
      Life                                                                                          7,926              7,105
   Other policyholder funds and benefits payable                                                   18,661             15,848
   Unearned premiums                                                                                3,385              3,093
   Short-term debt                                                                                    234                235
   Long-term debt                                                                                   2,263              1,862
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,444              1,243
   Other liabilities                                                                                4,959              4,754
   Separate account liabilities                                                                   114,943            114,054
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  169,448            164,068

COMMITMENTS AND CONTINGENCIES, NOTE 9

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 240,768,689 and 238,645,675 shares, par
    value $0.01                                                                                         2                  2
   Additional paid-in capital                                                                       1,932              1,686
   Retained earnings                                                                                6,234              5,887
   Treasury stock, at cost - 2,816,340 and 12,355,414 shares                                          (30)              (480)
   Accumulated other comprehensive income                                                             341                369
------------------------------------------------------------------------------------------- ----------------- ------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  8,479              7,464
        -----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     177,927     $      171,532
        =======================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2001                                      Accumulated Other Comprehensive Income
                                                               --------------------------------------------------
                                 Common                        Unrealized   Net Gain on               Minimum
                                 Stock/                           Gain      Cash-Flow                 Pension          Outstanding
                                 Additional           Treasury  (Loss) on    Hedging    Cumulative   Liability           Shares
                                 Paid-in    Retained  Stock,   Securities, Instruments, Translation Adjustment,           (In
(In millions) (Unaudited)        Capital    Earnings  at Cost  net of tax  net of tax   Adjustments  net of tax   Total thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD        $1,688   $5,887     $(480)      $497          $--     $(113)        $(15)     $7,464     226,290
Comprehensive income
   Net income                                   466                                                                  466
   Other comprehensive income, net
    of tax [1]
     Cumulative effect of
      accounting change [2]                                           (1)          24                                 23
     Unrealized loss on securities
      [3]                                                            (49)                                            (49)
     Cumulative translation
      adjustments                                                                            (5)                      (5)
     Net gain on cash-flow hedging
      instruments [4]                                                               3                                  3
                                                                                                                 ---------
   Total other comprehensive income                                                                                  (28)
                                                                                                                 ---------
     Total comprehensive income                                                                                      438
                                                                                                                 ---------
Issuance of shares under incentive
   and stock purchase plans             64                  4                                                         68       1,662
Issuance of common stock in
   underwritten offering               169                446                                                        615      10,000
Tax benefit on employee stock
   options and awards                   13                                                                            13
Dividends declared on common stock             (119)                                                                (119)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD              $1,934   $6,234      $(30)      $447         $27      $(118)        $(15)     $8,479     237,952
------------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2000                                        Accumulated Other Comprehensive (Loss)
                                                                --------------------------------------------------
                                       Common                           Unrealized                Minimum
                                       Stock/                           Gain                      Pension                Outstanding
                                       Additional            Treasury   (Loss) on    Cumulative   Liability              Shares
                                       Paid-in    Retained   Stock,     Securities,  Translation  Adjustment,            (In
(In millions) (Unaudited)              Capital    Earnings   at Cost    net of tax   Adjustments  net of tax   Total     thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD           $1,553      $5,127    $(942)        $(198)       $(63)       $(11)     $5,466        217,226
Comprehensive income
   Net income                                         451                                                        451
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [3]                                        78                                  78
     Cumulative translation adjustments                                                  (54)                    (54)
                                                                                                             ----------
   Total other comprehensive income                                                                               24
                                                                                                             ----------
     Total comprehensive income                                                                                  475
                                                                                                             ----------
Issuance of shares under incentive and
   stock purchase plans                    (8)                  73                                                65          1,467
Issuance of common stock from treasury     56                  342                                               398          7,250
Conversion of HLI employee options
   and restricted shares                   86                                                                     86             72
Tax benefit on employee stock options
   and awards                               1                                                                      1
Treasury stock acquired                                       (100)                                             (100)        (2,832)
Dividends declared on common stock                   (103)                                                      (103)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                 $1,688      $5,475    $(627)        $(120)      $(117)       $(11)     $6,288        223,183
------------------------------------------------------------------------------------------------------------------------------------

[1] Unrealized gain (loss) on securities is net of tax expense (benefit) of $(26) and $42 for the six months ended June 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12. Net gain on cash-flow hedging instruments is net of tax expense of $2 for the six months ended June 30, 2001. There is no tax effect on cumulative translation adjustments.
[2] Unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.
[3] Net of reclassification adjustment for gains (losses) realized in net income of $33 and $(14) for the six months ended June 30, 2001 and 2000, respectively.
[4]  Net of amortization adjustment of $3 to net investment income.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ----------------------------------
(In millions)                                                                                         2001            2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         466    $          451
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (143)              (78)
   Change in reinsurance recoverables and other related assets                                           72                81
   Amortization of deferred policy acquisition costs and present value of future profits              1,074             1,084
   Additions to deferred policy acquisition costs and present value of future profits                (1,377)           (1,293)
   Change in accrued and deferred income taxes                                                          (60)              178
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                     708               307
   Minority interest in consolidated subsidiary                                                          --                54
   Net realized capital losses                                                                           37                29
   Depreciation and amortization                                                                          4                27
   Cumulative effect of accounting changes, net of tax                                                   34                --
   Other, net                                                                                          (133)               96
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         682               936
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchase of investments                                                                           (8,850)           (7,271)
   Sale of investments                                                                                5,790             6,667
   Maturity of investments                                                                            1,336               976
   Purchase of business/affiliate                                                                    (1,105)           (1,108)
   Sale of affiliates                                                                                    14                --
   Additions to property, plant and equipment                                                           (73)              (95)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (2,888)             (831)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Short-term debt, net                                                                                  --               400
   Issuance of long-term debt                                                                           400               516
   Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                               200                --
   Issuance of common stock in underwritten offering                                                    615               398
   Net proceeds from (disbursements for) investment and universal life-type contracts
     charged against policyholder accounts                                                            1,157            (1,215)
   Dividends paid                                                                                      (116)             (105)
   Acquisition of treasury stock                                                                         --              (100)
   Proceeds from issuance of shares under incentive and stock purchase plans                             51                36
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                            2,307               (70)
--------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                  (4)               (5)
--------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  97                30
   Cash - beginning of period                                                                           227               182
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         324    $          212
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Income taxes                                                                                $          70    $          (69)
  Interest                                                                                    $         129    $          107

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

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For a further discussion of the Fortis Acquisition, see Note 3.)

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge in net income as a net of tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No.
115.  Gains  and  losses  on  derivatives  that  were  previously   deferred  as
adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

Upon adoption, the Company also reclassified $24, net of tax, to Accumulated OCI
- Gain on Cash-Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash-flow hedging instruments.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2 of Notes to Consolidated Financial Statements included in The Hartford's March 31, 2001 Form 10-Q.

For a further discussion on The Hartford's derivative results by hedge category for the quarter and six months ended June 30, 2001 see Note 2, Derivatives and Hedging Activities below.

Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF Issue 99-20, the Company recorded an $11 charge in net income as a net of tax cumulative effect of accounting change.

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired recorded as goodwill.

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under current accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate an impairment may be necessary.

Goodwill must be tested for impairment in the year of adoption with an initial test, to determine potential impairment, to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. The Company expects goodwill amortization to approximate $52, after-tax, in 2001 and to have approximated $56, after-tax, in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

NOTE 2.  DERIVATIVES AND HEDGING ACTIVITIES

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

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 2 of Notes to Consolidated Financial Statements included in The Hartford's March 31, 2001 Form 10-Q.

As of June 30, 2001, the Company reported $101 of derivative assets in other invested assets and $199 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the quarter and six months ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2001, approximately $5 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2001, the Company held approximately $2.2 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter or six months ended June 30, 2001.

Fair-Value Hedges

For the quarter and six months ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2001, the Company held approximately $360 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of June 30, 2001, the Company held approximately $4.8 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

NOTE 3.  FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statement of Income.

The Company financed the acquisition from the proceeds of the (1) February 16, 2001 issuance of 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for $615, net, (2) March 1, 2001 issuance of $400 of senior debt securities under HLI's June 1998 shelf registration and (3) March 6, 2001 issuance of $200 of trust preferred securities under HLI's June 1998 shelf registration.

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter ended June 30, 2001, amortization of PVP amounted to $13. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

NOTE 4.  SALE OF HARTFORD SEGUROS

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. The Hartford received $29 before costs of sale and recorded an after-tax net realized capital loss of $16.

NOTE 5.  DEBT

(A)  SHORT-TERM DEBT

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 2000, The Hartford had a $1.5 billion five-year revolving credit facility, which was terminated on June 20, 2001. Effective on that date, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of June 30, 2001, there were no outstanding borrowings under the facility.

As of June 30, 2001, HLI continued to maintain a $250 five-year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support to HLI's commercial paper program. As of June 30, 2001, there were no outstanding borrowings under the facility.

(B) LONG-TERM DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities under its June 1998 shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed in Note 3, HLI used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition.

(C) SHELF REGISTRATION STATEMENTS

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission ("SEC") a shelf registration statement for the potential offering and sale of up to $2.6 billion in debt and equity securities. The registration statement was declared effective on February 12, 2001. As of June 30, 2001, The Hartford had $2.0 billion remaining on the shelf. (For a further discussion, see
Note 6 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement includes an aggregate $150 of HLI securities remaining under the shelf registration filed by HLI with the SEC in June 1998. As of June 30, 2001, HLI had $1.0 billion remaining on its shelf.

NOTE 6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by HLI, issued 8,000,000, 7.625% Trust Preferred Securities, Series B under its June 1998 shelf registration. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior
Subordinated Debentures issued by HLI. As previously discussed in Note 3, HLI used the proceeds from the offering to partially fund the Fortis acquisition.

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


                                                               Second Quarter Ended                      Six Months Ended
                                                      --------------------------------------   -------------------------------------
                                                                                Per Share                                Per Share
JUNE 30, 2001                                            Income      Shares       Amount          Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders              $    226         237.3  $    0.95        $    466        234.4    $  1.99
                                                                              --------------                            ------------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                   --           4.0                         --          4.0
                                                      ------------------------                 -------------------------
 Income available to common shareholders plus assumed
  conversions                                         $    226         241.3  $    0.94        $    466        238.4    $  1.95
------------------------------------------------------------------------------------------------------------------------------------

                                                               Second Quarter Ended                      Six Months Ended
                                                      --------------------------------------   -------------------------------------
                                                                                Per Share                                Per Share
JUNE 30, 2000                                            Income      Shares       Amount          Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders              $    213         216.5  $    0.98        $    451        216.2    $  2.09
                                                                              --------------                            ------------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                   --           3.4                         --          2.2
                                                      ------------------------                 -------------------------
 Income available to common shareholders plus assumed
  conversions                                         $    213         219.9  $    0.97        $    451        218.4    $  2.07
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


NOTE 9.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

(B)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(C)      TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of June 30, 2001, the same matter is under review with the IRS as part of its audit of the Company's 1996-1997 tax returns.

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

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category its international operations, which are primarily located in Latin America and the Far East, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

The Hartford's Property & Casualty operation was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the International and Other Operations segment.

Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Affinity Personal Lines provides customized products and services to the membership of AARP through a direct marketing operation; and to customers of Sears and Ford as well as customers of financial institutions through an affinity center. Personal Insurance provides automobile, homeowners, home-based business and fire coverages to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni in the non-standard automobile market. Specialty Commercial provides bond and financial products coverages as well as insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. International consists primarily of The Hartford Insurance Company (Singapore), Ltd. while Other Operations consists of operations which have ceased writing new business.

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

REVENUES
                                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                          ----------------------------------------------------------
                                                                               2001          2000           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      643    $      587    $    1,247     $    1,172
  Individual Life                                                                 240           154           403            311
  Group Benefits                                                                  641           557         1,254          1,077
  COLI                                                                            181           170           365            335
  Other                                                                           (10)          (27)           16             (8)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                      1,695         1,441         3,285          2,887
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                         640           568         1,260          1,123
       Affinity Personal Lines                                                    469           432           924            850
       Personal Insurance                                                         252           242           501            475
       Specialty Commercial                                                       303           280           588            554
       Reinsurance                                                                230           200           479            383
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                     1,894         1,722         3,752          3,385
     Net investment income                                                        234           207           452            428
     Net realized capital losses                                                  (22)           (8)          (24)            (1)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                          2,106         1,921         4,180          3,812
  International and Other Operations                                               41           153            95            315
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                       2,147         2,074         4,275          4,127
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                           5            (1)            9             (1)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                       $    3,847    $    3,514    $    7,569     $    7,013
------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
                                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                          ----------------------------------------------------------
                                                                               2001          2000           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      117    $      110    $      228     $      212
  Individual Life                                                                  36            20            56             38
  Group Benefits                                                                   27            21            50             40
  COLI                                                                             10             8            19             16
  Other                                                                           (14)           15           (16)            18
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                        176           174           337            324
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                          10           (12)          (13)           (52)
       Affinity Personal Lines                                                    (21)          (15)           (6)            (1)
       Personal Insurance                                                         (22)           (4)          (21)           (14)
       Specialty Commercial                                                       (24)          (22)          (38)           (43)
       Reinsurance                                                                (37)          (11)          (62)           (24)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                    (94)          (64)         (140)          (134)
     Net servicing and other income [1]                                             7            --            12              2
     Net investment income                                                        234           207           452            428
     Other expenses                                                               (41)          (53)         (103)          (102)
     Income tax (expense) benefit                                                  (5)            2           (13)            (2)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                            101            92           208            192
  International and Other Operations                                                1             5             2              9
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                         102            97           210            201
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                         (16)          (32)          (32)           (60)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME                                                       262           239           515            465
  Cumulative effect of accounting changes, net of tax                             (11)           --           (34)            --
  Net realized capital losses, after-tax                                          (25)          (26)          (15)           (14)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      226    $      213    $      466     $      451
------------------------------------------------------------------------------------------------------------------------------------

[1]  Net of expenses related to service business.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (collectively, "The Hartford" or the "Company") as of June 30, 2001, compared with December 31, 2000, and its results of operations for the second quarter and six months ended June 30, 2001, compared with the equivalent 2000 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 2000 Form 10-K Annual Report.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon The Hartford. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by The Hartford, depending on the outcome of certain factors, including the possibility of less success in integrating the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. than anticipated, unfavorable loss activity, general economic and business conditions that are less favorable than anticipated, unfavorable legislative or judicial developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, more frequent or severe natural catastrophes than anticipated and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary          14
Life                                                           16
Investment Products                                            17
Individual Life                                                18
Group Benefits                                                 18
Corporate Owned Life Insurance ("COLI")                        19
Property & Casualty                                            19
Business Insurance                                             19
Affinity Personal Lines                                        20
Personal Insurance                                             20
Specialty Commercial                                           20
Reinsurance                                                    21
International and Other Operations                             21
Environmental and Asbestos Claims                              21
Investments                                                    23
Capital Markets Risk Management                                25
Capital Resources and Liquidity                                26
Regulatory Matters and Contingencies                           27
Accounting Standards                                           28

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    3,847    $    3,514     $    7,569     $    7,013
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      226    $      213     $      466     $      451
Less:  Cumulative effect of accounting changes, net of tax [1]                     (11)           --            (34)            --
       Net realized capital losses, after-tax                                      (25)          (26)           (15)           (14)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $      262    $      239     $      515     $      465
------------------------------------------------------------------------------------------------------------------------------------

[1] For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities".

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

Revenues for the second quarter and six months ended June 30, 2001 increased $333, or 9%, and $556, or 8%, respectively, over the comparable prior year periods, primarily as a result of strong new business growth in Group Benefits, increased fee income in Individual Life, earned premium growth in all of the North American Property & Casualty underwriting segments and the incremental benefit of the April 2, 2001, acquisition of the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). (For a further discussion of the Fortis acquisition, see Note 3 of Notes to Consolidated Financial Statements.) These revenue increases were partially offset by a revenue decrease as a result of the sale of The Hartford's Netherlands-based Zwolsche Algemeene, N.V. ("Zwolsche") subsidiary in December 2000 and its Spain-based subsidiary, Hartford Seguros, in February 2001.

Operating income increased $23, or 10%, and $50, or 11%, respectively, for the second quarter and six months ended June 30, 2001, from the comparable prior year periods. The increases were primarily due to continued earnings growth in all Life segments which included the Fortis results, and strong performance in Property & Casualty's Business Insurance segment due to improved pricing and renewal retentions, partially offset by higher loss costs in the Personal Insurance, Affinity Personal Lines and Reinsurance segments.

The effective tax rate for the second quarter and six months ended June 30, 2001 was 20% and 19%, respectively, compared with 7% and 16%, respectively, for the comparable periods in 2000. The increase in the effective tax rates for both periods related primarily to the Company's second quarter 2000 settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter 2000 results of operations. The increase for the six month period was partially offset by the tax benefit on the loss on sale of Hartford Seguros in the first quarter of 2001. Tax-exempt interest earned on invested assets was the principal cause of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to the June 27, 2000 acquisition of all the outstanding shares of Hartford Life, Inc. ("HLI") that The Hartford did not already own ("The HLI Repurchase"), the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations, which are primarily located in Latin America and the Far East, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

The Hartford's Property & Casualty operation was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the International and Other Operations segment.

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



UNDERWRITING RESULTS                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
North American                                                                  2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                        $       10    $      (12)    $      (13)    $      (52)
  Affinity Personal Lines                                                          (21)          (15)            (6)            (1)
  Personal Insurance                                                               (22)           (4)           (21)           (14)
  Specialty Commercial                                                             (24)          (22)           (38)           (43)
  Reinsurance                                                                      (37)          (11)           (62)           (24)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                   $      (94)   $      (64)    $     (140)    $     (134)
------------------------------------------------------------------------------------------------------------------------------------

The following is a summary of operating income and net income.

OPERATING INCOME                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $       117   $      110     $      228     $      212
  Individual Life                                                                    36           20             56             38
  Group Benefits                                                                     27           21             50             40
  COLI                                                                               10            8             19             16
  Other                                                                             (14)          15            (16)            18
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                          176          174            337            324
Property & Casualty
  North American                                                                    101           92            208            192
  International and Other Operations                                                  1            5              2              9
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                           102           97            210            201
Corporate                                                                           (16)         (32)           (32)           (60)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                                   $       262   $      239     $      515     $      465
====================================================================================================================================

NET INCOME                                                                      SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $       117   $      110     $      228     $      212
  Individual Life                                                                    36           20             56             38
  Group Benefits                                                                     27           21             50             40
  COLI                                                                               10            8             19             16
  Other                                                                             (28)         (13)           (53)           (10)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                          162          146            300            296
Property & Casualty
  North American                                                                     78           86            193            191
  International and Other Operations                                                  2            9              5             20
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                            80           95            198            211
Corporate                                                                           (16)         (28)           (32)           (56)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                         $       226   $      213     $      466     $      451
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

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY [1]                                                           SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            --------------------------------------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $    1,695    $    1,441     $    3,285     $    2,887
Expenses                                                                         1,530         1,295          2,959          2,591
Cumulative effect of accounting changes, net of tax [2]                             (3)           --            (26)            --
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                       162           146            300            296
Less:  Cumulative effect of accounting changes, net of tax [2]                      (3)           --            (26)            --
       Net realized capital losses, after-tax                                      (11)          (28)           (11)           (28)
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $      176    $      174     $      337     $      324
====================================================================================================================================

[1] Life excludes the effect of activities related to The HLI Repurchase, along with minority interest for pre-acquisition periods, both of which are reflected in Corporate.
[2] For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

Life has the following reportable segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford acquired Fortis Financial Group. (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.) This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in Life's consolidated results of operations.

Revenues increased $254, or 18%, and $398, or 14%, for the second quarter and six months ended June 30, 2001, respectively, as Life experienced growth in each of its operating segments. Most notably, Individual Life earned higher fee income and net investment income due primarily to the business acquired from Fortis, Inc. and Group Benefits experienced higher earned premiums resulting from strong sales and solid persistency. In addition, Investment Products had higher fee income and net investment income due principally to growth in the retail mutual fund and institutional businesses.

Expenses increased $235, or 18%, and $368, or 14% for the second quarter and six months ended June 30, 2001, respectively, associated with the revenue growth described above. Operating income increased $2, or 1%, and $13, or 4%, for the second quarter and six months ended June 30, 2001, respectively. For the second quarter and six months ended June 30, 2000, Life recorded after-tax benefits of $24 and $32, respectively, related to favorable tax settlements. Excluding these benefits, operating income increased $26, or 17%, and $45, or 15%, for the second quarter and six months ended June 30, 2001, respectively, as each of the Life's operating segments experienced growth in operating income from a year ago.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $      643     $      587     $    1,247     $      1,172
Expenses                                                                         526            477          1,019              960
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                        $      117     $      110     $      228     $        212
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                                              $   78,415     $     82,264
Other individual annuity account values                                                                      9,228            8,624
Other investment products account values                                                                    18,101           16,862
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                     105,744          107,750
Mutual fund assets under management                                                                         16,180            8,729
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                     $  121,924     $    116,479
====================================================================================================================================

Revenues in the Investment Products segment increased $56, or 10%, and $75, or 6%, for the second quarter and six months ended June 30, 2001, respectively, driven primarily by the other investment products operation. Fee income in other investment products increased $25, or 37%, and $34, or 25% for the second quarter and six-month periods, respectively, principally due to growth in the Company's retail mutual fund assets which increased $6.5 billion, or 75%, to $15.2 billion as of June 30, 2001 as a result of strong sales and the Fortis acquisition. Net investment income in other investment products increased $27, or 20%, and $57, or 21%, due primarily to growth in the institutional business where related assets increased $1.3 billion, or 18%, from a year ago. Individual annuity revenues were relatively flat for the second quarter and six months ended June 30, 2001 as compared to the prior year, as fee income and net investment income from the business acquired from Fortis, Inc. helped offset lower revenues associated with decreased account values resulting from the lower equity markets. Individual annuity account values decreased $3.2 billion, or 4%, from June 30, 2000.

Expenses increased $49, or 10%, and $59, or 6%, for the second quarter and six months ended June 30, 2001, respectively, driven by higher benefits and claims and higher insurance operating costs and expenses in other investment products associated with the revenue growth described above. For the respective second quarter and six-month periods, benefits and claims in other investment products increased $23, or 21%, and $41, or 19%, while insurance operating costs and expenses increased $14, or 21%, and $29, or 24%. Partially offsetting these increases were decreases in individual annuity expenses, including amortization of deferred acquisition costs and present value of future profits, which decreased $12, or 10%, and $18, or 8%, for the respective periods. Additionally, individual annuity income tax expense decreased $4, or 11%, and $16, or 20%, due to the tax impact associated with separate account investment activity.

Operating income increased $7, or 6%, and $16, or 8%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent periods in 2000. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of the Fortis acquisition and the lower effective tax rate related to the individual annuity business.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      240     $      154     $      403     $      311
Expenses                                                                           204            134            347            273
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       36     $       20     $       56     $       38
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Variable life account values                                                                              $    3,932     $    2,848
Total account values                                                                                      $    7,744     $    5,695
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   57,677     $   28,503
Total life insurance in force                                                                             $  116,740     $   70,613
====================================================================================================================================

Revenues in the Individual Life segment increased $86, or 56%, and $92, or 30%, for the second quarter and six months ended June 30, 2001, respectively, primarily due to the Fortis acquisition. Fee income, including cost of insurance charges, increased $61, or 56%, and $65, or 30%, respectively, driven primarily by growth in the variable life business where account values increased $1.1 billion, or 38%, and life insurance in force increased $29.2 billion, more than double the amount from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $22, or 50%, and $23, or 26%, respectively, consistent with the growth in related account values.


Expenses increased $70, or 52%, and $74, or 27%, respectively, due principally to the growth in revenues described above. Year to date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year; however, 2001 year to date mortality experience was within pricing assumptions and was slightly lower than the full year 2000 levels.

Operating income increased $16, or 80%, and $18, or 47%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent prior year periods due to the growth factors discussed above.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      641     $      557     $    1,254     $    1,077
Expenses                                                                           614            536          1,204          1,037
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       27     $       21     $       50     $       40
====================================================================================================================================

Revenues in the Group Benefits segment increased $84, or 15%, and $177, or 16%, and excluding buyouts, increased $74, or 14%, and $135, or 13%, for the second quarter and six months ended June 30, 2001, respectively. These increases were driven by growth in fully insured ongoing premiums which increased $63, or 14%, and $112, or 13%, for the respective second quarter and six-month periods, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the second quarter and six months ended June 30, 2001 were $80 and $314, 18% and 21% higher, respectively, than the equivalent 2000 periods. Additionally, net investment income increased $7, or 13%, and $14, or 13%, for the second quarter and six-month periods, respectively, due to the growth in the overall business described above.

Expenses, excluding buyouts, increased $68, or 13%, and $125, or 12%, for the second quarter and six months ended June 30, 2001, respectively, driven primarily by higher benefits and claims which increased $56, or 14%, and $100, or 13%, respectively. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims as a percentage of premiums and other considerations) have remained relatively flat with the comparable prior year periods. In addition, expenses other than benefits and claims increased $12, or 10%, and $25, or 11%, excluding buyouts, for the respective second quarter and six-month periods.

Operating income increased $6, or 29%, and $10, or 25%, for the second quarter and six months ended June 30, 2001, respectively, primarily due to revenue growth, stable loss ratios and lower expenses as a percentage of premiums and other considerations as compared to the prior year.

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

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      181     $      170     $      365     $      335
Expenses                                                                           171            162            346            319
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       10     $        8     $       19     $       16
====================================================================================================================================

Variable COLI account values                                                                              $   16,628     $   12,925
Leveraged COLI account values                                                                                  4,856          4,975
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   21,484     $   17,900
====================================================================================================================================

COLI revenues increased $11, or 6%, and $30, or 9%, for the second quarter and six months ended June 30, 2001, respectively, mostly due to higher fee income and net investment income. Fee income increased $4, or 5%, and $12, or 7%, for the second quarter and six months ended June 30, 2001, respectively, due to growth in the variable COLI business as related account values increased $3.7 billion, or 29%, from a year ago. In addition, net investment income increased $4, or 5%, and $12, or 7%, driven by income on policy loans related to the leveraged COLI business.

Expenses increased $9, or 6%, and $27, or 8%, and operating income increased $2, or 25%, and $3, or 19%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent 2000 periods, primarily due to the growth in revenues described above.

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    2,147    $     2,074    $    4,275     $    4,127
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $       80    $        95    $      198     $      211
Less:  Cumulative effect of accounting change, net of tax [1]                       (8)            --            (8)            --
       Net realized capital gains (losses), after-tax                              (14)            (2)           (4)            10
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $      102    $        97    $      210     $      201
------------------------------------------------------------------------------------------------------------------------------------

[1]  Represents the cumulative impact of the Company's adoption of EITF Issue 99-20.

Revenues for Property & Casualty increased $73, or 4%, for the second quarter and $148, or 4%, for the six months ended June 30, 2001, as compared with the same periods in 2000. The increase in revenues for both periods was attributable to earned premium growth in North American Property & Casualty operations of 10% and 11%, respectively, due to price increases, strong business growth and improved renewal retention, primarily within the Business Insurance segment. Partially offsetting the increase were revenue declines in International operations as a result of the sales of Zwolsche in December 2000 and Hartford Seguros in February 2001.

Operating income increased $5, or 5%, for the second quarter and $9, or 4%, for the six months ended June 30, 2001, as compared with the same prior year periods. The second quarter and six month increases reflect strong results in North American Property & Casualty, partially offset by declines in International and Other Operations. North American Property & Casualty operating income growth for both periods was driven by favorable pricing and loss cost trends in Business Insurance as well as North American Property & Casualty expense ratio improvements. Operating income growth was partially offset by higher personal automobile and Reinsurance losses.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      714    $      605     $    1,416     $    1,184
Underwriting results                                                        $       10    $      (12)    $      (13)    $      (52)
Combined ratio                                                                    96.4         100.1           98.7          103.2
====================================================================================================================================

Business Insurance written premiums increased $109, or 18%, for the second quarter and $232, or 20%, for the six months ended June 30, 2001, as compared to the same periods in 2000. Select Customer increased $55, or 20%, for the quarter and $108, or 20%, for the six-month period as a result of pricing increases, strong renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in Key Accounts of $38, or 15%, for the second quarter and $89, or

18%, for the six-month period continues to be attributable primarily to significant pricing increases and improved renewal retention as well as strong new business growth.

Underwriting results increased $22, or 3.7 combined ratio points, for the second quarter and $39, or 4.5 combined ratio points, for the six-month period, as compared with the same periods in 2000. The improvement in both periods was primarily due to strong pricing and minimal loss costs as well as an improved expense ratio. The favorable expense ratio was the result of prudent expense management and prior year field office reorganization costs not recurring in 2001.

--------------------------------------------------------------------------------
AFFINITY PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      483    $      440     $      905     $      826
Underwriting results                                                        $      (21)   $      (15)    $       (6)    $       (1)
Combined ratio                                                                   105.4         103.7          101.7          100.5
====================================================================================================================================

Written premiums increased $43, or 10%, for the second quarter and $79, or 10%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase in both periods continues to be driven by growth in the AARP program and Affinity business unit. AARP increased primarily as a result of strong new business growth and continued steady premium renewal retention. The improvement in Affinity reflects the increased new business from the Ford and Sears accounts, partially offset by lower financial institution written premiums.

Underwriting results decreased $6, with a corresponding 1.7 point increase in the combined ratio, for the second quarter and $5, with a corresponding 1.2 point increase, for the six-month period, as compared with the same prior year periods. Heavy catastrophes in the second quarter along with higher personal automobile losses adversely impacted underwriting results and the combined ratios. Although underwriting expenses increased in both periods as a result of increased written premiums, the expense ratios improved slightly primarily as a result of prudent expense management.

--------------------------------------------------------------------------------
PERSONAL INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      260    $      252     $      500     $      479
Underwriting results                                                        $      (22)   $       (4)    $      (21)    $      (14)
Combined ratio                                                                   107.2         100.8          102.8          102.3
====================================================================================================================================

Written premiums increased $8, or 3%, and $21, or 4%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent prior year periods. The increase in written premiums for both periods was primarily due to premium growth in the automobile and homeowners lines as a result of pricing increases and strong renewal retention.

Underwriting results decreased $18, with a corresponding 6.4 point increase in the combined ratio, for the second quarter and $7, with a corresponding 0.5 point increase, for the six months ended June 30, 2001, as compared with the same periods in 2000. Increased automobile losses in both standard and non-standard as well as higher catastrophes in the second quarter significantly impacted the quarter and six-month period underwriting results and combined ratios. In addition, there was an increase in the second quarter loss adjustment expense ratio as a result of the increase in the loss ratio.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      257    $      253     $      511     $      504
Underwriting results                                                        $      (24)   $      (22)    $      (38)    $      (43)
Combined ratio                                                                   104.3         106.4          105.7          105.8
====================================================================================================================================

Specialty Commercial written premiums increased $4, or 2%, for the second quarter and $7, or 1%, for the six months ended June 30, 2001, as compared to the prior year periods. These increases were primarily due to The Hartford's purchase of the in force, new and renewal financial products business as well as the majority of the excess and surplus lines business of Reliance in 2000, which resulted in $30 and $61 of additional written premiums for the second quarter and six-month periods, respectively, as compared to the same periods in 2000. Partially offsetting the increases was a decrease in written premiums in both periods from sold or exited business lines which include farm, public entity ("PENCO") and Canada.

Underwriting results decreased $2 for the second quarter of 2001, while the combined ratio improved 2.1 points. For the six-month period, underwriting results increased $5 with a slight improvement of 0.1 point in the combined ratio. The second quarter and six-month underwriting results primarily reflect increased losses in the casualty business lines, offset by favorable results in property lines of business and lower underwriting expenses as a result of ceding commissions in the professional liability line. The improvement in the combined ratio in the second quarter was primarily due to a lower expense ratio from the lower underwriting expenses.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      205    $      188     $      568     $      455
Underwriting results                                                        $      (37)   $      (11)    $      (62)    $      (24)
Combined ratio                                                                   119.4         108.1          113.2          104.9
====================================================================================================================================

Reinsurance written premiums increased $17, or 9%, for the second quarter and $113, or 25%, for the six months ended June 30, 2001, as compared with the same prior year periods. The increases in both periods can be attributable to growth in Alternative Risk Transfer ("ART") written premiums, with year-to-date growth primarily due to a significant first quarter ART transaction. The achievement of double-digit pricing increases in traditional reinsurance was mitigated by higher terminations to maintain profitability targets.

Underwriting results decreased $26, or 11.3 combined ratio points, for the second quarter and $38, or 8.3 points, for the six months ended June 30, 2001 as compared with 2000. The decrease in underwriting results and corresponding increase in the combined ratios for both periods was primarily due to continued adverse loss development on prior underwriting years, partially offset by improvement in the commission ratio, reflecting improved contract terms.


--------------------------------------------------------------------------------
INTERNATIONAL AND OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $       41    $      153     $       95     $      315
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $        2    $        9     $        5     $       20
Less:  Net realized capital gains, after-tax                                         1             4              3             11
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $        1    $        5     $        2     $        9
====================================================================================================================================

INTERNATIONAL

International revenues for the second quarter ended June 30, 2001 decreased $111, or 97%, over the comparable period in 2000 while operating income decreased $2. Both decreases were primarily due to the sale of Zwolsche in December 2000.

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary Hartford Seguros. The Hartford received $29, before costs of sale and recorded a $16, after-tax, net realized capital loss, which was reported in the 2001 investment results of North American Property & Casualty.

OTHER OPERATIONS

Other  Operations  consist of property and casualty  operations  of The Hartford which have discontinued writing new business. Other Operations revenues decreased $1, or 3%, for the second quarter and were flat for the six months ended June 30, 2001 compared to the same prior year period. Operating income decreased $2 and $1 compared to second quarter and the six months ended June 30, 2000, respectively.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the second quarter ended June 30, 2001 and the year ended December 31, 2000, was as follows (net of reinsurance):

                                                      ENVIRONMENTAL AND ASBESTOS
                                                 CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

                                                               SIX MONTHS ENDED                             YEAR ENDED
                                                                JUNE 30, 2001                           DECEMBER 31, 2000
                                                    --------------------------------------- ----------------------------------------
                                                     Environmental    Asbestos     Total      Environmental      Asbestos     Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability                                 $       911      $    572    $  1,483      $       995      $    625   $  1,620
Claims and claim adjustment expenses incurred                 5             2           7                8             8         16
Claims and claim adjustment expenses paid                  (128)          (51)       (179)             (92)          (61)      (153)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [1]                                $       788      $    523    $  1,311      $       911      $    572   $  1,483
====================================================================================================================================

[1] The ending liabilities are net of reinsurance on reported and unreported claims of $1,429 and $1,506 for June 30, 2001 and December 31, 2000, respectively. Gross of reinsurance as of June 30, 2001 and December 31, 2000, reserves for environmental and asbestos were $1,312 and $1,428 and $1,483 and $1,506, respectively.

The Hartford believes that the environmental and asbestos reserves reported at June 30, 2001 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

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

LIFE

The following table identifies invested assets by type held in the Life general account as of June 30, 2001 and December 31, 2000.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    21,335        80.0%     $    18,248          79.6%
Equity securities, at fair value                                                    380         1.4%             171           0.7%
Policy loans, at outstanding balance                                              3,728        14.0%           3,610          15.7%
Other investments                                                                 1,214         4.6%             910           4.0%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    26,657       100.0%     $    22,939         100.0%
====================================================================================================================================

Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table identifies fixed maturities by type held in the Life general account as of June 30, 2001 and December 31, 2000.


                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                   $     9,595        45.0%     $     7,663         42.0%
Asset-backed securities (ABS)                                                     3,393        15.9%           3,070         16.8%
Commercial mortgage-backed securities (CMBS)                                      2,855        13.4%           2,776         15.2%
Municipal - tax-exempt                                                            1,351         6.3%           1,390          7.6%
Mortgage-backed securities (MBS) - agency                                           948         4.4%             602          3.3%
Collateralized mortgage obligations (CMO)                                           737         3.5%             928          5.1%
Government/Government agencies - United States                                      605         2.8%             244          1.3%
Government/Government agencies - Foreign                                            371         1.7%             321          1.8%
Municipal - taxable                                                                  52         0.2%              83          0.5%
Short-term                                                                        1,371         6.5%             975          5.3%
Redeemable preferred stock                                                           57         0.3%             196          1.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    21,335       100.0%     $    18,248        100.0%
====================================================================================================================================

Fixed maturity investments increased by $3.1 billion primarily as a result of the Fortis acquisition. The securities acquired as part of the transaction were principally corporate and ABS. Also contributing to the increase was new cash flow and an increase in the fair value of fixed maturity investments due to a lower interest rate environment.


INVESTMENT RESULTS

The table below summarizes Life's results.

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
(before-tax)                                                                    2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                        $      365    $      312     $      717     $      620
Policy loan income                                                                  78            72            156            146
                                                                           ---------------------------------------------------------
Net investment income - total                                               $      443    $      384     $      873     $      766
Yield on average invested assets [1]                                               6.9%          7.0%           7.1%           6.9%
Net realized capital losses                                                 $      (17)   $      (43)    $      (17)    $      (43)
====================================================================================================================================

[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the second quarter and six months ended June 30, 2001 net investment income, excluding policy loans, increased 17% and 16% compared to the respective prior periods. The increases were primarily due to income earned on the previously discussed increase in fixed maturity investments. Yields on average invested assets were essentially flat.

Net realized capital losses for the second quarter and six months ended June 30, 2001 decreased by $26 compared to the respective prior year periods. Realized gains and losses were attributable to investment portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of June 30, 2001 and December 31, 2000.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    16,041        91.0%     $    16,239          91.6%
Equity securities, at fair value                                                    935         5.3%             885           5.0%
Other investments                                                                   655         3.7%             601           3.4%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    17,631       100.0%     $    17,725         100.0%
====================================================================================================================================


The following table identifies fixed maturities by type as of June 30, 2001 and December 31, 2000.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Municipal - tax-exempt                                                      $     8,348        52.0%     $     8,527         52.5%
Corporate                                                                         3,980        24.8%           3,105         19.1%
Commercial mortgage-backed securities (CMBS)                                      1,116         7.0%           1,141          7.0%
Asset-backed securities (ABS)                                                       756         4.7%             760          4.7%
Government/Government agencies - Foreign                                            518         3.2%             682          4.2%
Mortgage-backed securities (MBS) - agency                                           345         2.2%             315          1.9%
Collateralized mortgage obligations (CMO)                                           165         1.0%             236          1.5%
Government/Government agencies - United States                                       68         0.4%              63          0.4%
Municipal - taxable                                                                  46         0.3%              46          0.3%
Short-term                                                                          589         3.7%           1,120          6.9%
Redeemable preferred stock                                                          110         0.7%             244          1.5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,041       100.0%     $    16,239        100.0%
====================================================================================================================================

Total fixed maturities decreased slightly since December 31, 2000 primarily as a result of the sale of Hartford Seguros. Corporate fixed maturity investments increased primarily due to a reallocation from municipal tax-exempt and short-term investments.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's results.


                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                           $      271    $      259     $      528     $      531
Net investment income, after-tax [1]                                        $      210    $      204     $      411     $      414
                                                                           ---------------------------------------------------------
Yield on average invested assets, before-tax [2]                                   6.4%          6.0%           6.2%           6.1%
Yield on average invested assets, after-tax [1] [2]                                4.9%          4.7%           4.8%           4.8%
Net realized capital gains (losses), before-tax                             $      (21)   $       (2)    $      (20)    $       15
------------------------------------------------------------------------------------------------------------------------------------

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and after-tax yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 2001, before- and after-tax net investment income increased by 5% and 3%, respectively. The increases in net investment income and yields on average invested assets were due to higher taxable fixed maturity and partnership income in the North American Property & Casualty operations, partially offset by a decline in investment income in International operations resulting from the sales of Zwolsche and Hartford Seguros. For the six months ended June 30, 2001, investment income was relatively flat as improved earnings in North American Property & Casualty were offset by the reduction in earnings from International operations. Yields on average invested assets for the six months ended June 30, 2001 were essentially flat.

Net realized capital losses for the second quarter increased by $19 compared to the respective prior year period. Net realized losses were $20 for the six months ended June 30, 2001, compared to net realized gains of $15 for the respective prior year period. Realized gains and losses were attributable to investment portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was increased to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization benefit of the increase to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization benefit for the second quarter and six months ended June 30, 2001 was $5 and $9, respectively, before-tax. Also reported in Corporate were $4 of fixed maturity investments for The Hartford Bank, FSB.

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

LIFE

As of June 30, 2001 and December 31, 2000, over 96% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $     2,873         9.3%     $     2,329          8.4%
AAA                                                                               4,704        15.3%           4,896         17.6%
AA                                                                                3,405        11.0%           3,546         12.7%
A                                                                                10,574        34.4%           9,675         34.7%
BBB                                                                               6,719        21.8%           5,633         20.2%
BB & below                                                                          963         3.1%             708          2.5%
Short-term                                                                        1,581         5.1%           1,085          3.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    30,819       100.0%     $    27,872        100.0%
====================================================================================================================================

PROPERTY & CASUALTY

As of June 30, 2001 and December 31, 2000, over 95% of the fixed maturity portfolio was invested in securities rated investment grade.

                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $       522         3.3%     $       516          3.2%
AAA                                                                               6,151        38.3%           6,414         39.5%
AA                                                                                3,225        20.1%           3,414         21.0%
A                                                                                 2,970        18.5%           2,664         16.4%
BBB                                                                               1,788        11.1%           1,442          8.9%
BB & below                                                                          796         5.0%             669          4.1%
Short-term                                                                          589         3.7%           1,120          6.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,041       100.0%     $    16,239        100.0%
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


--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:

                                                                                             JUNE 30, 2001        DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            234       $          235
Long-term debt                                                                                      2,263                1,862
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (QUIPS and TruPS)                                   1,444                1,243
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          3,941       $        3,340
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                 $          8,005       $        6,967
Unrealized gain on securities and other, net of tax [1]                                               474                  497
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          8,479       $        7,464
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         11,946       $       10,307
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                                49%                  48%
Debt to capitalization  [2] [3]                                                                        33%                  32%
------------------------------------------------------------------------------------------------------------------------------------

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]  Excludes unrealized gain on securities and other, net of tax.
[3] Excluding QUIPS and TruPS, the debt to equity ratio was 31% and 30% and the debt to capitalization ratio was 21% and 20% as of June 30, 2001 and December 31, 2000, respectively.

FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction.

The Company financed the acquisition from the proceeds of the (1) February 16, 2001 issuance of 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for $615, net, (2) March 1, 2001 issuance of $400 of senior debt securities under HLI's June 1998 shelf registration and (3) March 6, 2001 issuance of $200 of trust preferred securities under HLI's June 1998 shelf registration.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $1.6 billion as of June 30, 2001 compared to December 31, 2000. This increase was primarily the result of earnings along with financing activities related to the Fortis acquisition, partially offset by dividends declared.

DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its June 1998 shelf registration to partially finance the Fortis acquisition.

Effective June 20, 2001, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of June 30, 2001 there were no outstanding borrowings under the facility.

As of June 30, 2001, HLI continued to maintain a $250 five-year revolving credit facility comprised of four participatory banks. As of June 30, 2001, there were no outstanding borrowings under the facility.

For a further discussion of the debt, see Note 5 of Notes to Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, HLI issued and sold $200 of trust preferred securities from its June 1998 shelf registration to partially finance the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 6 of Notes to Consolidated Financial Statements.)

STOCKHOLDERS' EQUITY

Issuance of common stock - On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615 to partially fund the Fortis acquisition.

Dividends - On May 17, 2001, The Hartford declared a dividend on its common stock of $0.25 per share payable on July 2, 2001 to shareholders of record as of June 1, 2001.

Treasury stock - During the six months ended June 30, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. In conjunction with The HLI Repurchase, management elected to discontinue all repurchase activity indefinitely.


CASH FLOWS                                  SIX MONTHS ENDED
                                                JUNE 30,
                                        --------------------------
                                            2001         2000
------------------------------------------------------------------
Cash provided by operating activities   $       682  $       936
Cash used for investing activities      $    (2,888) $      (831)
Cash provided by (used for) financing
  activities                            $     2,307  $       (70)
Cash - end of period                    $       324  $       212
------------------------------------------------------------------

The decrease in cash provided by operating activities was primarily due to lower cash flow in Life operations, as a result of the timing of settlement of receivables and payables, partially offset by increased cash flow in North American Property & Casualty. The increase in cash from financing activities was primarily the result of current period proceeds on investment type contracts versus the prior period disbursements for investment type contracts. The increase in cash from financing activities accounted for the majority of the change in cash from investing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

NAIC CODIFICATION

The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. As of June 30, 2001, the impact of applying the new guidance resulted in a benefit of approximately $400 in statutory surplus.

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


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Hartford is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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





AUGUST 13, 2001

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHBITS INDEX





         EXHIBIT #
         ---------

          10.1 Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 20, 2001 among The Hartford Financial Services Group, Inc., the lenders named therein, and The Chase Manhattan Bank and Bank of America, N.A. as Co-Administrative Agents is filed herewith.