Form 10-Q
period 2001-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2001-11-13
CIK 874766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of October 31, 2001, there were outstanding 245,173,335 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2001 and 2000                                             3

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000        4

Consolidated Statements of Changes in Stockholders' Equity - Nine Months
Ended September 30, 2001 and 2000                                             5

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2001 and 2000                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          30


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    30

Signature                                                                    31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                           --------------------------- -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                       2001           2000         2001          2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                  (Unaudited)
REVENUES
  Earned premiums                                                          $    2,287     $   2,301    $    6,954    $    6,647
  Fee income                                                                      654           680         1,942         1,869
  Net investment income                                                           714           683         2,124         1,980
  Other revenue                                                                   121           120           362           330
  Net realized capital gains (losses)                                             (54)            7           (91)          (22)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                        3,722         3,791        11,291        10,804
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                2,886         2,176         7,435         6,254
  Amortization of deferred policy acquisition costs and present value of
    future profits                                                                556           569         1,630         1,653
  Insurance operating costs and expenses                                          513           534         1,461         1,479
  Goodwill amortization                                                            15            11            43            16
  Other expenses                                                                  178           182           532           481
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                   4,148         3,472        11,101         9,883
          --------------------------------------------------------------------------------------------------------------------------

          INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND
             CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             (426)          319           190           921

  Income tax expense (benefit)                                                   (323)           69          (207)          166
  Minority interest, net of tax                                                    --            --            --           (54)
------------------------------------------------------------------------------------------------------------------------------------

          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES           (103)          250           397           701

  Cumulative effect of accounting changes, net of tax                              --            --           (34)           --
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME (LOSS)                                                $     (103)    $     250    $      363     $     701
          --------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) before cumulative effect of accounting changes             $    (0.43)    $    1.11    $     1.69     $    3.20
  Cumulative effect of accounting changes, net of tax                              --            --         (0.15)           --
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                     $    (0.43)    $    1.11    $     1.54     $    3.20

DILUTED EARNINGS (LOSS) PER SHARE [1]
  Income (loss) before cumulative effect of accounting changes             $    (0.43)    $    1.09    $     1.66     $    3.15
  Cumulative effect of accounting changes, net of tax                              --            --         (0.14)           --
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                     $    (0.43)    $    1.09    $     1.52     $    3.15
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                      238.0         224.4         235.6         218.9
Weighted average common shares outstanding and dilutive potential common
  shares [1]                                                                    238.0         229.3         239.5         222.3
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                          $     0.25     $    0.24    $     0.75     $    0.72
------------------------------------------------------------------------------------------------------------------------------------

[1] In the absence of the third quarter 2001 net loss, 241.7 weighted average common shares and dilutive potential common shares outstanding would have been used in the calculation of diluted earnings per share for the quarter ended September 30, 2001.

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30,     DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                              2001              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $37,643 and
    $33,856)                                                                                $      39,010     $       34,492
   Equity securities, available for sale, at fair value (cost of $1,304 and $921)                   1,248              1,056
   Policy loans, at outstanding balance                                                             3,715              3,610
   Other investments                                                                                1,973              1,511
--------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            45,946             40,669
   Cash                                                                                               325                227
   Premiums receivable and agents' balances                                                         2,477              2,295
   Reinsurance recoverables                                                                         5,091              4,579
   Deferred policy acquisition costs and present value of future profits                            6,313              5,305
   Deferred income tax                                                                                461                682
   Goodwill                                                                                         1,683              1,202
   Other assets                                                                                     2,829              2,519
   Separate account assets                                                                        105,487            114,054
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     170,612     $      171,532
        ========================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,680     $       15,874
      Life                                                                                          7,931              7,105
   Other policyholder funds and benefits payable                                                   19,542             15,848
   Unearned premiums                                                                                3,458              3,093
   Short-term debt                                                                                    234                235
   Long-term debt                                                                                   2,265              1,862
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,444              1,243
   Other liabilities                                                                                4,805              4,754
   Separate account liabilities                                                                   105,487            114,054
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  161,846            164,068

COMMITMENTS AND CONTINGENCIES, NOTE 10

    STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 241,028,707 and 238,645,675 shares, par
    value $0.01                                                                                         2                  2
   Additional paid-in capital                                                                       1,945              1,686
   Retained earnings                                                                                6,072              5,887
   Treasury stock, at cost - 2,941,340 and 12,355,414 shares                                          (37)              (480)
   Accumulated other comprehensive income                                                             784                369
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  8,766              7,464
        ------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     170,612     $      171,532
        ========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2001                           Accumulated Other Comprehensive Income (Loss)
                                                             --------------------------------------------------
                                 Common                      Unrealized   Net Gain on               Minimum
                                 Stock/                         Gain      Cash-Flow                 Pension             Outstanding
                               Additional           Treasury  (Loss) on    Hedging    Cumulative   Liability               Shares
                               Paid-in    Retained  Stock,   Securities, Instruments, Translation Adjustment,               (In
(In millions) (Unaudited)       Capital   Earnings  at Cost  net of tax  net of tax   Adjustments  net of tax   Total    thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD      $1,688   $5,887     $(480)      $497         $--      $(113)        $(15)     $7,464     226,290
Comprehensive income
   Net income                                 363                                                                  363
   Other comprehensive income, net
    of tax [1]
     Cumulative effect of
      accounting change [2]                                         (1)         24                                  23
     Unrealized gain on securities [3]                             334                                             334
     Cumulative translation adj.                                                          (10)                     (10)
     Net gain on cash-flow hedging
      instruments [4]                                                           68                                  68
                                                                                                               ---------
   Total other comprehensive income                                                                                415
                                                                                                               ---------
     Total comprehensive income                                                                                    778
                                                                                                               ---------
Issuance of shares under incentive
   and stock purchase plans           76                  4                                                         80       1,924
Issuance of common stock in
   underwritten offering             169                446                                                        615      10,000
Tax benefit on employee stock
   options and awards                 14                                                                            14
Treasury stock acquired                                  (7)                                                        (7)       (127)
Dividends declared on common stock           (178)                                                                (178)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD            $1,947   $6,072      $(37)      $830         $92      $(123)        $(15)     $8,766     238,087
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000                                 Accumulated Other Comprehensive Income
                                                                                     (Loss)
                                                                  --------------------------------------------
                                    Common                                                        Minimum
                                    Stock/                         Unrealized                     Pension              Outstanding
                                  Additional            Treasury   Gain (Loss)    Cumulative     Liability               Shares
                                   Paid-in    Retained    Stock,  on Securities, Translation    Adjustment,                (In
(In millions) (Unaudited)          Capital    Earnings   at Cost   net of tax    Adjustments     net of tax    Total   thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD        $1,553       $5,127   $(942)        $(198)       $(63)         $(11)       $5,466       217,226
Comprehensive income
   Net income                                       701                                                           701
   Other comprehensive income, net of
    tax [1]
     Unrealized gain on securities [3]                                    282                                     282
     Cumulative translation adjustments                                               (86)                        (86)
                                                                                                              ---------
   Total other comprehensive income                                                                               196
                                                                                                              ---------
     Total comprehensive income                                                                                   897
                                                                                                              ---------
Issuance of shares under incentive and
   stock purchase plans                (44)                 159                                                   115         3,336
Issuance of common stock from treasury  56                  342                                                   398         7,250
Conversion of HLI employee stock
   options and restricted shares        84                    8                                                    92           186
Tax benefit on employee stock options
   and awards                           33                                                                         33
Treasury stock acquired                                    (100)                                                 (100)       (2,832)
Dividends declared on common stock                 (157)                                                         (157)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD              $1,682       $5,671   $(533)          $84       $(149)         $(11)       $6,744       225,166
------------------------------------------------------------------------------------------------------------------------------------

[1] Unrealized gain (loss) on securities is net of tax expense of $180 and $152 for the nine months ended September 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12. Net gain on cash-flow hedging instruments is net of tax expense of $37 for the nine months ended September 30, 2001. There is no tax effect on cumulative translation adjustments.
[2] Unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.
[3] Net of reclassification adjustment for gains (losses) realized in net income of $2 and $(9) for the nine months ended September 30, 2001 and 2000, respectively.
[4]  Net of amortization adjustment of $5 to net investment income.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2001            2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         363    $          701
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                         (54)             (146)
   Change in reinsurance recoverables and other related assets                                         (527)              (32)
   Amortization of deferred policy acquisition costs and present value of future profits              1,630             1,653
   Additions to deferred policy acquisition costs and present value of future profits                (2,047)           (1,963)
   Change in accrued and deferred income taxes                                                         (210)              263
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                   1,866               709
   Minority interest in consolidated subsidiary                                                          --                54
   Net realized capital losses                                                                           91                22
   Depreciation and amortization                                                                         38                46
   Cumulative effect of accounting changes, net of tax                                                   34                --
   Other, net                                                                                          (125)              341
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,059             1,648
================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                          (12,512)          (11,182)
   Sale of investments                                                                                7,523             9,621
   Maturity of investments                                                                            2,139             1,409
   Purchase of business/affiliate                                                                    (1,105)           (1,393)
   Sale of affiliates                                                                                    15                --
   Additions to property, plant and equipment                                                          (141)             (138)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (4,081)           (1,683)
================================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                                  --               400
   Issuance of long-term debt                                                                           400               516
   Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                               200                --
   Issuance of common stock in underwritten offering                                                    615               398
   Net proceeds from (disbursements for) investment and universal life-type contracts
     charged against policyholder accounts                                                            2,027            (1,050)
   Dividends paid                                                                                      (176)             (156)
   Acquisition of treasury stock                                                                         (7)             (100)
   Proceeds from issuance of shares under incentive and stock purchase plans                             61                92
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       3,120               100
--------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                                  --               (12)
--------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  98                53
   Cash - beginning of period                                                                           227               182
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         325    $          235
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE PERIOD FOR:
  Income taxes                                                                                $          37    $            8
  Interest                                                                                    $         172    $          151

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)
                                   (unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on the equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For further discussion of the Fortis Acquisition, see Note 4.)

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. ("HLI") that it did not already own ("The HLI Repurchase"). The accompanying unaudited consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. (For further discussion on The HLI Repurchase, see Note 2 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective September 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack, see Note 2.)

Effective April 1, 2001, the Company adopted EITF Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF Issue 99-20, the Company recorded an $11 charge in net income as a net of tax cumulative effect of accounting change.

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

For further discussion of the Company's accounting policies for derivative instruments, see Note 2 of Notes to Consolidated Financial Statements included in The Hartford's March 31, 2001 Form 10-Q.

For further discussion of The Hartford's derivative results by hedge category for the quarter and nine months ended September 30, 2001, see Note 3, Derivatives and Hedging Activities below.

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All provisions of SFAS No. 142 will be applied beginning January 1, 2002 to goodwill and other intangible assets. The Company expects goodwill amortization to approximate $52, after-tax, in 2001 and to have approximated $56, after-tax, in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.


NOTE 2.  SEPTEMBER 11 TERRORIST ATTACK

As a result of the September 11 terrorist attack, the Company recorded in the third quarter of 2001 a loss amounting to $440, net of taxes and reinsurance:
$420 related to property and casualty operations and $20 related to life operations. The property-casualty portion of the estimate includes coverages related to property, business interruption, workers' compensation, and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

NOTE 3.  DERIVATIVES AND HEDGING ACTIVITIES

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

As of September 30, 2001, the Company reported $190 of derivative assets in other invested assets and $182 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the quarter and nine months ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2001, approximately $4 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of September 30, 2001, the Company held approximately $2.3 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter or nine months ended September 30, 2001.

Fair-Value Hedges

For the quarter and nine months ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2001, the Company held approximately $360 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of September 30, 2001, the Company held approximately $4.8 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

NOTE 4.  FORTIS ACQUISITION

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

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter and nine months ended September 30, 2001, amortization of PVP amounted to $10 and $23, respectively. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

NOTE 5.  SALE OF INTERNATIONAL SUBSIDIARIES

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. The Hartford received $29 before costs of sale and recorded an after-tax net realized capital loss of $16.

In September 2001, The Hartford entered into a memorandum of understanding for the sale of its Singapore-based Hartford Insurance Company (Singapore), Ltd. The Company recorded a net realized capital loss of $9 after-tax related to the sale.

On September 7, 2001, HLI completed the sale of its ownership interest in an Argentine subsidiary, Sudamerica Holding S.A. The Company recorded an after-tax net realized capital loss of $21 related to the sale.

NOTE 6.  DEBT

(A)  SHORT-TERM DEBT

The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 2000, The Hartford had a $1.5 billion five-year revolving credit facility, which was terminated on June 20, 2001. Effective on that date, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of September 30, 2001, there were no outstanding borrowings under the facility.

As of September 30, 2001, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support to HLI's commercial paper program. As of September 30, 2001, there were no outstanding borrowings under the facility.

(B) LONG-TERM DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities under its June 1998 shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As discussed in Note 4, HLI used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition.

(C) SHELF REGISTRATION STATEMENTS

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission ("SEC") a shelf registration statement for the potential offering and sale of up to $2.6 billion in debt and equity securities. The registration statement was declared effective on February 12, 2001. As of September 30, 2001, The Hartford had $2.0 billion remaining on the shelf. (For further discussion, see Note 6 of Notes to Consolidated Financial Statements included in The Hartford's 2000 Form 10-K Annual Report.)

In October 2001, The Hartford issued both Trust Originated Preferred Securities and common stock as discussed in Note 12 "Subsequent Events". After these issuances, The Hartford had $1.1 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement includes an aggregate $150 of HLI securities remaining under the shelf registration filed by HLI with the SEC in June 1998. As of September 30, 2001, HLI had $1.0 billion remaining on its shelf.

NOTE 7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by HLI, issued 8,000,000, 7.625% Trust Preferred Securities, Series B under its June 1998 shelf registration. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior
Subordinated Debentures issued by HLI. As previously discussed in Note 4, HLI used the proceeds from the offering to partially fund the Fortis acquisition.

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

The Series B Junior Subordinated Debentures mature on February 15, 2050 and bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of HLI and are effectively subordinated to all existing and future obligations of HLI subsidiaries.

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

On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000, 7.45% Trust Originated Preferred Securities, Series C and received proceeds, before expenses, of $500. For further discussion of this issuance, see Note 12 of Notes to Consolidated Financial Statements.

NOTE 8.  STOCKHOLDERS' EQUITY

On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for net proceeds of $615. As discussed in Note 4, the proceeds were used to partially fund the Fortis acquisition.

On October 22, 2001, The Hartford issued 7.0 million shares of common stock to Salomon Smith Barney Inc. at a price of $56.82 per share and received proceeds of $400. The shares were then re-offered by Salomon Smith Barney Inc. to investors. For further discussion of this issuance, see Note 12 of Notes to Consolidated Financial Statements.

NOTE 9.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                 Third Quarter Ended                       Nine Months Ended
                                                        --------------------------------------   -----------------------------------
                                                        Income                    Per Share                                Per Share
SEPTEMBER 30, 2001                                      (Loss)         Shares       Amount          Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders         $   (103)        238.0  $   (0.43)       $    363        235.6    $  1.54
                                                                                --------------                            ----------
DILUTED EARNINGS (LOSS) PER SHARE
 Options and contingently issuable shares [1]                 --           --                          --          3.9
                                                        ------------------------                 -------------------------
 Income (loss) available to common shareholders plus
  assumed conversions [1]                               $   (103)        238.0  $   (0.43)       $    363        239.5    $  1.52
------------------------------------------------------------------------------------------------------------------------------------

[1] As a result of the net loss in the quarter ended September 30, 2001, SFAS 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of third quarter 2001 diluted earnings per share, as the inclusion of options and contingently issuable shares of 3.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 241.7.

                                                                Third Quarter Ended                       Nine Months Ended
                                                       --------------------------------------   ------------------------------------
                                                                                  Per Share                               Per Share
SEPTEMBER 30, 2000                                         Income      Shares      Amount          Income       Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders                $    250         224.4   $   1.11       $    701         218.9    $   3.20
                                                                                -------------                            -----------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                     --           4.9                        --           3.4
                                                       -------------------------                -------------------------
 Income available to common shareholders plus assumed
  conversions                                           $    250         229.3   $   1.09       $    701         222.3    $   3.15
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of outstanding options, using the treasury stock method, and contingently issuable shares. Under the treasury stock method exercise of options is assumed, with the proceeds used to repurchase common stock at the average market price for the period. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

(C)      TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). In August 2001, the Company recorded a $130 benefit, primarily the result of the favorable treatment of certain tax matters related to separate account investment activity arising during the 1996-2000 tax years. During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain similar tax matters for the 1993-1995 tax years.

Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

NOTE 11.  SEGMENT INFORMATION

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

Business Insurance provides standard commercial business for small accounts (Select Customer) and mid-sized insureds (Key Accounts). This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Affinity Personal Lines provides customized products and services to the membership of AARP through a direct marketing operation; and to customers of Sears and Ford as well as customers of financial institutions through an affinity center. Personal Insurance provides automobile, homeowners, home-based business and fire coverages to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni in the non-standard automobile market. Specialty Commercial provides bond and financial products coverages as well as insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. In October 2001, The Hartford's reinsurance segment announced a centralization of all underwriting and claims operations in Hartford, and an exit of all international lines except catastrophe, ART and marine. For further discussion of this restructuring, see Note 12 of Notes to Consolidated Financial Statements. International consisted primarily of The Hartford Insurance Company (Singapore), Ltd. until its sale in September 2001, while Other Operations consists of operations which have ceased writing new business.

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

The following tables present revenues and operating income (loss). Underwriting results are presented for the Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance segments, while operating income is presented for all other segments, along with Life and Property & Casualty, including North American.

REVENUES
                                                                               THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                               2001          2000           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      622    $      605    $    1,869     $    1,777
  Individual Life                                                                 236           164           639            475
  Group Benefits                                                                  617           553         1,871          1,630
  COLI                                                                            171           239           536            574
  Other                                                                           (41)           26           (25)            18
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                      1,605         1,587         4,890          4,474
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                         680           577         1,940          1,700
       Affinity Personal Lines                                                    480           449         1,404          1,299
       Personal Insurance                                                         252           246           753            721
       Specialty Commercial                                                       334           357           922            911
       Reinsurance                                                                220           202           699            585
       Ceded premiums related to the September 11 terrorist attack               (114)           --          (114)            --
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                     1,852         1,831         5,604          5,216
     Net investment income                                                        227           219           679            647
     Net realized capital gains (losses)                                           (4)            7           (28)             6
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                          2,075         2,057         6,255          5,869
  International and Other Operations                                               38           143           133            458
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                       2,113         2,200         6,388          6,327
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                           4             4            13              3
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                       $    3,722    $    3,791    $   11,291     $   10,804
====================================================================================================================================

OPERATING INCOME (LOSS)
                                                                               THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                               2001          2000           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      116    $      105    $      344     $      317
  Individual Life                                                                  30            19            86             57
  Group Benefits                                                                   26            23            76             63
  COLI                                                                              8             9            27             25
  Other                                                                           102            (4)           86             14
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                        282           152           619            476
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                           6           (11)           (7)           (63)
       Affinity Personal Lines                                                     (7)            6           (13)             5
       Personal Insurance                                                         (10)           (1)          (31)           (15)
       Specialty Commercial                                                       (18)          (19)          (56)           (62)
       Reinsurance                                                                (47)          (28)         (109)           (52)
------------------------------------------------------------------------------------------------------------------------------------
        Underwriting results excluding September 11                               (76)          (53)         (216)          (187)
        September 11 terrorist attack                                            (647)           --          (647)            --
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                   (723)          (53)         (863)          (187)
     Net servicing and other income [1]                                             5             4            17              6
     Net investment income                                                        227           219           679            647
     Other expenses                                                               (50)          (55)         (153)          (157)
     Income tax (expense) benefit                                                 222            (7)          209             (9)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                           (319)          108          (111)           300
  International and Other Operations                                               --             5             2             14
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                        (319)          113          (109)           314
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                         (15)          (20)          (47)           (80)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME (LOSS)                                                (52)          245           463            710
  Cumulative effect of accounting changes, net of tax                              --            --           (34)            --
  Net realized capital gains (losses), after-tax                                  (51)            5           (66)            (9)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                     $     (103)   $      250    $      363     $      701
====================================================================================================================================

[1]  Net of expenses related to service business.

NOTE 12.  SUBSEQUENT EVENTS

On October 22, 2001, The Hartford issued 7.0 million shares of common stock to Salomon Smith Barney Inc. at a price of $56.82 per share and received proceeds of $400. The shares were then re-offered by Salomon Smith Barney Inc. to investors. On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000, 7.45% Trust Originated Preferred Securities, Series C and received proceeds, before expenses, of $500. The proceeds from these two issuances will be used for general corporate purposes, which includes planned redemption in part or whole of the 8.35% Cumulative Quarterly Income Preferred Securities, Series B of Hartford Capital II and the replacement of a portion of the reduction in shareholders' equity from the September 11 terrorist attack.

In October 2001, The Hartford's reinsurance segment announced a centralization of all underwriting and claims operations in Hartford, and an exit of all international lines except catastrophe, ART and marine. As a result of the reorganization, the Company will record a fourth quarter restructuring charge. Also in the fourth quarter, in connection with the previously mentioned planned redemptions of the 8.35% Cumulative Quarterly Income Preferred Securities, The Hartford will record an extraordinary charge for early retirement of indebtedness. In aggregate, the two charges will be approximately $20, after-tax.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
     (Dollar amounts in millions except share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (collectively, "The Hartford" or the "Company") as of September 30, 2001, compared with December 31, 2000, and its results of operations for the third quarter and nine months ended September 30, 2001, compared with the equivalent 2000 periods. This discussion should be read in conjunction with the MD&A included in The Hartford's 2000 Form 10-K Annual Report.

Certain statements made herein, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack; the response of reinsurance companies under reinsurance contracts and the impact of increasing reinsurance rates; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; more frequent or severe catastrophes than anticipated; changes in interest rates or the stock markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary          15
Life                                                           17
Investment Products                                            18
Individual Life                                                19
Group Benefits                                                 19
Corporate Owned Life Insurance ("COLI")                        20
Property & Casualty                                            20
Business Insurance                                             21
Affinity Personal Lines                                        21
Personal Insurance                                             22
Specialty Commercial                                           22
Reinsurance                                                    23
International and Other Operations                             23
Environmental and Asbestos Claims                              24
Investments                                                    25
Capital Markets Risk Management                                27
Capital Resources and Liquidity                                28
Regulatory Matters and Contingencies                           30
Accounting Standards                                           30

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    3,722    $    3,791     $   11,291     $   10,804
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $     (103)   $      250     $      363     $      701
Less:  Cumulative effect of accounting changes, net of tax [1]                      --            --            (34)            --
       Net realized capital gains (losses), after-tax                              (51)            5            (66)            (9)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                     $      (52)   $      245     $      463     $      710
------------------------------------------------------------------------------------------------------------------------------------

[1] For the nine months ended September 30, 2001, represents the cumulative impact of the Company's adoption of Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" and Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities".

"Operating income (loss)" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income
(loss) should only be analyzed in conjunction with, and not in lieu of, net income (loss) and may not be comparable to other performance measures used by the Company's competitors.

OPERATING RESULTS

Included in the Company's operating results for the third quarter and nine months ended September 30, 2001, were $440 of losses, after-tax and net of reinsurance, related to the September 11 terrorist attack and a $130 tax benefit at Hartford Life, Inc. ("HLI"), primarily the result of the favorable treatment of certain tax matters related to separate account investment activity during the 1996-2000 tax years.

Revenues for the third quarter and nine months ended September 30, 2001 decreased $69, or 2%, and increased $487, or 5%, respectively, over the comparable prior year periods. Included in both 2001 periods was a $114 reduction in North American Property & Casualty premiums from additional reinsurance cessions related to the September 11 terrorist attack.

Excluding the effects of the September 11 terrorist attack, revenues increased $45, or 1%, and $601, or 6%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the third quarter and nine months ended September 30, 2000. The increase was related to continued new business growth in Group Benefits, increased fee income in Individual Life primarily as a result of the April 2001 purchase of Fortis, Inc. ("Fortis") and earned premium growth in most of the Property & Casualty underwriting segments. (For further discussion of the Fortis acquisition, see Note 4 of Notes to Consolidated Financial Statements). These increases were partially offset by lower revenues and higher net realized capital losses, reflecting the sale of several of The Hartford's international subsidiaries, including Spain-based Hartford Seguros, Singapore-based Hartford Insurance Company (Singapore), Ltd. and an Argentina-based insurance joint venture.

Operating results decreased $297 and $247, respectively, for the third quarter and nine months ended September 30, 2001, from the comparable prior year periods. Excluding the effects of the September 11 terrorist attack and HLI tax benefit, operating income increased $13, or 5%, and $63, or 9%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the third quarter and nine months ended September 30, 2000. The increases reflect favorable operating performance in the Company's Business Insurance and Group Benefits segments and operating income from Fortis.

INCOME TAXES

Excluding the impact of the September 11 terrorist attack and the HLI tax benefit, the effective tax rate for the third quarter and nine months ended September 30, 2001 was 18% and 19%, respectively, compared with 22% and 18%, respectively, for the comparable periods in 2000. The decrease in the effective tax rates was primarily the result of the sale of the Company's Spain-based Hartford Seguros and Singapore-based Hartford Insurance Company (Singapore), Ltd. subsidiaries and the sale of the Company's ownership interest in an Argentine subsidiary, Sudamerica Holding S.A. Tax exempt interest earned on invested assets was the principal cause of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to the June 27, 2000 acquisition of all the outstanding shares of HLI that The Hartford did not already own ("The HLI Repurchase"), the minority interest in HLI for pre-acquisition periods and The Hartford Bank, FSB are included in Corporate.

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

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income, except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty, and North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income. Property & Casualty includes operating income for North American and the International and Other Operations segment. (For discussion of the Company's intersegment transactions, see Note 11 of Notes to Consolidated Financial Statements.)

The following is a summary of North American underwriting results by segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

UNDERWRITING RESULTS (BEFORE-TAX)                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------------------------------------
North American                                                                  2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                        $        6    $      (11)    $       (7)    $      (63)
  Affinity Personal Lines                                                           (7)            6            (13)             5
  Personal Insurance                                                               (10)           (1)           (31)           (15)
  Specialty Commercial                                                             (18)          (19)           (56)           (62)
  Reinsurance                                                                      (47)          (28)          (109)           (52)
------------------------------------------------------------------------------------------------------------------------------------
     Underwriting results excluding September 11                                   (76)          (53)          (216)          (187)
     September 11 terrorist attack                                                (647)           --           (647)            --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                              $     (723)   $      (53)    $     (863)    $     (187)
====================================================================================================================================

The following is a summary of operating income (loss) and net income (loss).

OPERATING INCOME (LOSS)                                                         THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $       116   $      105     $      344     $      317
  Individual Life                                                                    30           19             86             57
  Group Benefits                                                                     26           23             76             63
  COLI                                                                                8            9             27             25
  Other                                                                             102           (4)            86             14
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                          282          152            619            476
Property & Casualty
  North American                                                                   (319)         108           (111)           300
  International and Other Operations                                                 --            5              2             14
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          (319)         113           (109)           314
Corporate                                                                           (15)         (20)           (47)           (80)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME (LOSS)                                            $       (52)  $      245     $      463     $      710
====================================================================================================================================

NET INCOME (LOSS)                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $       116   $      105     $      344     $      317
  Individual Life                                                                    30           19             86             57
  Group Benefits                                                                     26           23             76             63
  COLI                                                                                8            9             27             25
  Other                                                                              70           (4)            17            (14)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                          250          152            550            448
Property & Casualty
  North American                                                                   (339)         113           (146)           304
  International and Other Operations                                                  1            5              6             25
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          (338)         118           (140)           329
Corporate                                                                           (15)         (20)           (47)           (76)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME (LOSS)                                                  $      (103)  $      250     $      363     $      701
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

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY [1]                                                           THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $    1,605    $    1,587     $    4,890     $    4,474
Expenses                                                                         1,355         1,435          4,314          4,026
Cumulative effect of accounting changes, net of tax [2]                             --            --            (26)            --
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME [3]                                                                   250           152            550            448
Less:  Cumulative effect of accounting changes, net of tax [2]                      --            --            (26)            --
       Net realized capital losses, after-tax                                      (32)           --            (43)           (28)
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME [3]                                                      $      282    $      152     $      619     $      476
====================================================================================================================================

[1] Life excludes the effect of activities related to The HLI Repurchase, along with minority interest for pre-acquisition periods, both of which are reflected in Corporate.
[2] For the nine months ended September 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.
[3] For the third quarter and nine months ended September 30, 2001, includes $130 tax benefit related to separate account investment activity and $20 of after-tax losses related to the September 11 terrorist attack. For the nine months ended September 30, 2000, includes $32 tax benefit related to favorable tax items.

Life has the following reportable segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group" or "Fortis"). (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.) This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in Life's consolidated results of operations.

Revenues increased $18, or 1%, and $416, or 9%, for the third quarter and nine months ended September 30, 2001, respectively, as Life experienced growth in Investment Products, Individual Life and Group Benefits, which were partially offset by a decrease in COLI. Most notably, Group Benefits experienced higher earned premiums resulting from strong sales and solid persistency, and Individual Life earned higher fee income and net investment income due primarily to the business acquired from Fortis.

Expenses decreased $80, or 6%, for the third quarter primarily associated with the lower levels of revenue in the COLI segment and a decrease in income tax expense, primarily due to a $130 benefit associated with a tax item related to separate account investment activity. For the nine months ended September 30, 2001, expenses increased $288, or 7%, primarily as a result of the growth in Life revenues, which was partially offset by the $130 favorable tax item and the COLI operation, as described above.

Operating income increased $130, or 86%, and $143, or 30%, for the third quarter and nine months ended September 30, 2001, respectively. Included in the results for the third quarter of 2001 are the $130 favorable tax item discussed above and a $20 loss associated with the impact of the September 11 terrorist attack. In addition, for the nine months ended September 30, 2000, Life recorded a benefit of $32 also related to favorable tax items. Excluding the favorable tax items and the impact of the September 11 terrorist attack, operating income increased $20, or 13%, and $65, or 15%, for the third quarter and nine months ended September 30, 2001, respectively, as each of Life's operating segments experienced growth in operating income from a year ago.


--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $      622     $      605     $    1,869     $      1,777
Expenses                                                                         506            500          1,525            1,460
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                        $      116     $      105     $      344     $        317
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                                              $   68,545     $     83,009
Other individual annuity account values                                                                      9,421            8,955
Other investment products account values                                                                    17,638           17,368
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                      95,604          109,332
Mutual fund assets under management                                                                         14,380            9,868
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                     $  109,984     $    119,200
====================================================================================================================================

Revenues in the Investment Products segment increased $17, or 3%, and $92, or 5%, for the third quarter and nine months ended September 30, 2001, respectively, driven primarily by the other investment products operation. Fee income in other investment products increased $12, or 16%, and $46, or 22%, for the third quarter and nine months ended September 30, 2001, principally due to growth in Life's mutual fund assets, which increased $4.5 billion, or 46%, to $14.4 billion as of September 30, 2001, due to strong sales and the business acquired from Fortis. Net investment income in other investment products increased $27, or 19%, and $84, or 21%, due mostly to growth in the institutional business, where related assets increased $1.2 billion, or 16%, from a year ago. The increases in other investment products were partially offset by individual annuity revenues, which decreased $22, or 6%, and $38, or 3%, for the third quarter and nine months ended September 30, 2001. Fee income and net investment income from the business acquired from Fortis helped to partially offset lower revenues associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values decreased $14.0 billion, or 15%, from September 30, 2000.

Expenses increased $6, or 1%, and $65, or 4%, for the third quarter and nine months ended September 30, 2001, respectively, driven by higher interest credited and higher insurance expenses and other in other investment products associated with the revenue growth described above. For the respective third quarter and nine month periods, interest credited in other investment products operations increased $22, or 19%, and $63, or 19%, while insurance expenses and other increased $8, or 9%, and $45, or 18%. Also, individual annuity interest credited increased $13, or 23%, and $10, or 5%, principally due to the business acquired from Fortis. Partially offsetting these increases were decreases in individual annuity expenses, including amortization of deferred acquisition costs and present value of future profits, which decreased $29, or 23%, and $47, or 13%, for the respective periods. Additionally, individual annuity income tax expense decreased $19, or 46%, and $35, or 28%, for the respective periods, due to lower pre-tax operating income and the ongoing tax impact associated with separate account investment activity.

Operating income increased $11, or 10%, and $27, or 9%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the equivalent periods in 2000. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of the Fortis Financial Group acquisition and the lower effective tax rate related to the individual annuity business.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      236     $      164     $      639     $      475
Expenses                                                                           206            145            553            418
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       30     $       19     $       86     $       57
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Variable life account values                                                                              $    3,460     $    3,019
Total account values                                                                                      $    7,322     $    5,879
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   59,466     $   30,787
Total life insurance in force                                                                             $  118,510     $   72,651
====================================================================================================================================

Revenues in the Individual Life segment increased $72, or 44%, and $164, or 35%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the business acquired from Fortis, Inc. Fee income, including cost of insurance charges, increased $50, or 43%, and $115, or 34%, respectively, driven principally by growth in the variable life business where account values increased $441, or 15%, and life insurance in force increased
$28.7 billion, or 93% from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $20, or 43%, and $43, or 32%, for the respective third quarter and nine months, consistent with the growth in related account values.

Expenses increased $61, or 42%, and $135, or 32%, for the respective third quarter and nine-month periods, due principally to the growth in revenues described above. Year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year, however, 2001 year-to-date mortality experience was within pricing assumptions and is favorable to full year 2000 levels.

Operating income increased $11, or 58%, and $29, or 51%, for the third quarter and nine months ended September 30, 2001, respectively. Individual Life incurred an after-tax loss of $3 related to the September 11 terrorist attack. Excluding this loss, operating income increased $14, or 74%, and $32, or 56%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the growth factors described above.

--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      617     $      553     $    1,871     $    1,630
Expenses                                                                           591            530          1,795          1,567
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       26     $       23     $       76     $       63
====================================================================================================================================

Revenues in the Group Benefits segment increased $64, or 12%, and $241, or 15%, and excluding buyouts, increased $68, or 12%, and $203, or 13%, for the third quarter and nine months ended September 30, 2001, respectively. These increases were driven by growth in premiums which, excluding buyouts, increased $62, or 13%, and $183, or 13%, for the respective third quarter and nine month periods, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the third quarter and nine months ended September 30, 2001 were $110 and $424, 4% and 16% higher, respectively, than the equivalent 2000 periods. Additionally, net investment income increased $6, or 11%, and $20, or 12%, for the third quarter and nine-month periods, respectively, due to the growth in the overall business described above.

Expenses, excluding buyouts, increased $65, or 12%, and $190, or 12%, for the third quarter and nine months ended September 30, 2001, respectively, driven primarily by higher benefits and claims which increased $48, or 12%, and $148, or 12%, respectively. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims as a percentage of premiums and other considerations) have remained relatively flat with the comparable prior year periods. In addition, expenses other than benefits and claims increased $17, or 14%, and $42, or 12%, excluding buyouts, for the respective third quarter and nine-month periods.

Operating income increased $3, or 13%, and $13, or 21%, for the third quarter and nine months ended September 30, 2001, respectively. Group Benefits incurred an after-tax loss of $2 related to the September 11 terrorist attack. Excluding this loss, operating income increased $5, or 22%, and $15, or 24%, for the third quarter and nine months ended September 30, 2001, respectively, principally due to the revenue growth described above as the segment's loss and expense ratios have remained relatively consistent with prior year.

The Group Benefits segment currently offers Medicare supplement insurance to members of The Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation is expected to reduce Group Benefits annualized premium revenues by approximately $169.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      171     $      239     $      536     $      574
Expenses                                                                           163            230            509            549
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $        8     $        9     $       27     $       25
------------------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                                              $   16,915     $   15,497
Leveraged COLI account values                                                                                  4,835          4,998
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   21,750     $   20,495
====================================================================================================================================

COLI revenues decreased $68, or 28%, and $38, or 7%, for the third quarter and nine months ended September 30, 2001, respectively, mostly due to lower fee income and net investment income. Fee income decreased $59, or 42%, and $47, or 16%, for the third quarter and nine month periods, due to a decline in variable COLI sales from the respective prior year periods. In addition, net investment income decreased $12, or 12% for the third quarter due primarily to lower interest rates, as well as a slight decline in leveraged COLI account values. Year-to-date net investment income was consistent with 2000 levels.

Expenses decreased $67, or 29%, and $40, or 7%, associated with the decreased revenue discussed above. Operating income decreased $1, or 11%, and increased $2, or 8%, for the third quarter and nine months ended September 30, 2001. COLI incurred an after-tax charge of $2 related to the September 11 terrorist attack. Excluding this charge, operating income increased $1, or 11%, and $4, or 16%, for the third quarter and nine months ended September 30, 2001, respectively, due principally to a $1.4 billion, or 9%, increase in variable COLI account values.

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    2,113    $     2,200    $    6,388     $    6,327
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) [1]                                                       $     (338)   $       118    $     (140)    $      329
Less:  Cumulative effect of accounting change, net of tax [2]                       --             --            (8)            --
       Net realized capital gains (losses), after-tax                              (19)             5           (23)            15
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) [1]                                                 $     (319)   $       113    $     (109)    $      314
====================================================================================================================================

[1] 2001 includes $420 of after-tax losses related to the September 11 terrorist attack.
[2] Represents the cumulative impact of the Company's adoption of EITF Issue 99-20.

Revenues for Property & Casualty decreased $87, or 4%, for the third quarter and increased $61, or 1%, for the nine months ended September 30, 2001, as compared with the same periods in 2000. Included in both 2001 periods was a $114 reduction in premium from additional reinsurance cessions related to the
September 11 terrorist attack. Excluding the impact of the September 11 terrorist attack, revenues increased $27, or 1%, and $175, or 3%, for the third quarter and nine month periods, respectively. The increases for both periods were primarily a result of earned premium growth in North American Property & Casualty operations due to price increases, strong business growth and improved premium renewal retention, primarily within the Business Insurance segment. Partially offsetting the increases for both periods were revenue declines in International operations as a result of the sales of Zwolsche in December 2000 and Hartford Seguros in February 2001.

Operating income decreased $432 for the third quarter and $423 for the nine months ended September 30, 2001, as compared with the same prior year periods. Excluding the $420 impact of the September 11 terrorist attack, operating income decreased $12, or 11%, and $3, or 1%, for the third quarter and nine month periods, respectively. The decreases for both periods were primarily due to adverse loss development in the auto lines of business and Reinsurance, as well as the sales of International subsidiaries. Partially offsetting the decreases were favorable pricing and loss cost trends in Business Insurance as well as North American Property & Casualty expense ratio improvements.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                        $      703    $      603     $    2,119     $    1,787
Underwriting results excluding September 11                                          6           (11)            (7)           (63)
September 11 terrorist attack                                                     (245)           --           (245)            --
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $     (239)   $      (11)    $     (252)    $      (63)
Combined ratio excluding September 11                                             97.5         100.2           98.3          102.2
Combined ratio                                                                   134.2         100.2          111.0          102.2
====================================================================================================================================

[1] 2001 includes $15 of reinsurance cessions related to the September 11 terrorist attack.

Business Insurance written premiums increased $100, or 17%, for the third quarter and $332, or 19%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. Select Customer increased $53, or 20%, for the quarter and $161, or 20%, for the nine month period. These increases continue to be driven by pricing increases, strong premium renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in Key Accounts of $44, or 17%, for the third quarter and $133, or 17%, for the nine month period continues to be attributable primarily to significant pricing increases and improved premium renewal retention as well as strong new business growth. These increases were partially offset by $15 of reinsurance cessions related to the September 11 terrorist attack.

Excluding the impact of the September 11 terrorist attack, underwriting results improved $17, with a corresponding 2.7 point decrease in the combined ratio, for the third quarter and $56, or 3.9 point combined ratio decrease, for the nine month period. The improvement for both periods was primarily due to strong pricing and minimal loss costs as well as an improved expense ratio. The favorable expense ratio was the result of the benefits of last year's field office reorganization and reorganization costs not recurring in 2001.


--------------------------------------------------------------------------------
AFFINITY PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      475    $      425     $    1,380     $    1,251
Underwriting results excluding September 11                                         (7)            6            (13)             5
September 11 terrorist attack                                                       (3)           --             (3)            --
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $      (10)   $        6     $      (16)    $        5
Combined ratio excluding September 11                                            102.3          99.4          101.9          100.1
Combined ratio                                                                   103.0          99.4          102.1          100.1
====================================================================================================================================

Written premiums increased $50, or 12%, for the third quarter and $129, or 10%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase in both periods continues to be driven by growth in the AARP program and Affinity business unit. AARP increased primarily as a result of strong new business growth and continued steady premium renewal retention. The improvement in Affinity continues to reflect increased new business from the Ford and Sears accounts, partially offset by lower financial institution written premiums.

Excluding the impact of the September 11 terrorist attack, underwriting results decreased $13, with a 2.9 point increase in the combined ratio, for the third quarter and $18, or a 1.8 point increase in the combined ratio, for the nine month period. Higher personal automobile losses continue to adversely impact underwriting results and the combined ratios. In addition, the loss adjustment expense ratios for both periods increased primarily as a result of higher losses and increased litigation costs. Although underwriting expenses increased in both periods primarily as a result of increased written premiums, the expense ratios improved slightly as compared to prior year primarily as a result of prudent expense management.

--------------------------------------------------------------------------------
PERSONAL INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      267    $      261     $      767     $      740
Underwriting results excluding September 11                                        (10)           (1)           (31)           (15)
September 11 terrorist attack                                                       (6)           --             (6)            --
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $      (16)   $       (1)    $      (37)    $      (15)
Combined ratio excluding September 11                                            102.1          98.5          102.6          100.9
Combined ratio                                                                   104.1          98.5          103.2          100.9
====================================================================================================================================

Written premiums increased $6, or 2%, and $27, or 4%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the same prior year periods. The increase in written premiums was primarily due to premium growth in the standard automobile and homeowners lines as a result of pricing increases and strong premium renewal retention. Premium declines in non-standard auto reflect decreased business, the result of significant price increases to address loss cost issues.

Excluding the impact of the September 11 terrorist attack, underwriting results decreased $9, with a 3.6 point increase in the combined ratio, for the third quarter and $16, or a 1.7 point combined ratio increase, for the nine month period. Increased automobile losses in both standard and non-standard, primarily due to unfavorable loss development, adversely impacted the quarter and nine month period underwriting results and combined ratios. In addition, an increase in the loss adjustment expense ratios for both periods resulted primarily from higher losses and increased litigation costs. Partially offsetting the combined ratio increase for both periods was improvement in the expense ratios, primarily as a result of lower commissions and prudent expense management.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                        $      264    $      370     $      775     $      874
Underwriting results excluding September 11                                        (18)          (19)           (56)           (62)
September 11 terrorist attack                                                     (167)           --           (167)            --
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $     (185)   $      (19)    $     (223)    $      (62)
Combined ratio excluding September 11                                            107.6         104.7          106.4          105.3
Combined ratio                                                                   169.2         104.7          128.4          105.3
====================================================================================================================================

[1] 2001 includes $7 of reinsurance cessions related to the September 11 terrorist attack.

Specialty Commercial written premiums decreased $106, or 29%, for the third quarter and $99, or 11%, for the nine months ended September 30, 2001, as compared to the same prior year periods. The variances for both periods were primarily due to a decrease in written premiums from sold or exited business lines which include farm, public entity ("PENCO") and Canada. The decrease for the quarter was also due to The Hartford's purchase, in the third quarter of 2000, of the in force, new and renewal financial products business as well as the majority of the excess and surplus lines business of Reliance which resulted in $93 of additional premium for the third quarter of 2000. Also contributing to the decrease was $7 of reinsurance cessions related to the September 11 terrorist attack. Partially offsetting the decrease for the quarter were increases in written premiums in the property, casualty and bond lines. For the nine month period, the decrease was partially offset by an increase in written premiums in the casualty, bond and professional liability lines of business.

Excluding the impact of the September 11 terrorist attack, underwriting results improved $1, with a 2.9 point increase in the combined ratio, for the third quarter and $6, or a 1.1 point combined ratio increase, for the nine month period. Underwriting results for both periods primarily reflect increased losses in the risk management division, offset by favorable results in the property lines of business and lower underwriting expenses as a result of ceding commissions in the professional liability line. The increase in the combined ratio for both periods was due primarily to increased loss ratios in the risk management division and professional liability line, partially mitigated by favorable results in the property line.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                        $       89    $      190     $      657     $      645
Underwriting results excluding September 11                                        (47)          (28)          (109)           (52)
September 11 terrorist attack                                                     (226)           --           (226)            --
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $     (273)   $      (28)    $     (335)    $      (52)
Combined ratio excluding September 11                                            122.1         116.4          115.3          108.7
Combined ratio                                                                   324.8         116.4          154.5          108.7
====================================================================================================================================

[1] 2001 includes $92 of reinsurance cessions related to the September 11 terrorist attack.

Reinsurance written premiums decreased $101, or 53%, for the third quarter and increased $12, or 2%, for the nine months ended September 30, 2001, as compared with the same prior year periods. Written premiums decreased in the third quarter primarily due to $92 of reinsurance cessions related to the September 11 terrorist attack. The increase in premiums for the nine month period was primarily attributable to growth in Alternative Risk Transfer ("ART") written premiums, primarily driven by a significant first quarter ART transaction, partially offset by the reinsurance cessions related to September 11. The achievement of double-digit pricing increases in traditional reinsurance was mitigated by higher terminations to maintain profitability targets.

Excluding the impact of the September 11 terrorist attack, underwriting results decreased $19 for the third quarter, with a corresponding 5.7 point increase in the combined ratio, and $57, or an increase of 6.6 combined ratio points, for the nine month period. The decrease in underwriting results and corresponding increase in the combined ratios for both periods continued to be attributable to the adverse loss development on prior underwriting years.

In October 2001, Reinsurance announced a centralization of all underwriting and claims operations in Hartford, and an exit of all international lines except catastrophe, ART and marine.

--------------------------------------------------------------------------------
INTERNATIONAL AND OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $       38    $      143     $      133     $      458
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $        1    $        5     $        6     $       25
Less:  Net realized capital gains, after-tax                                         1            --              4             11
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $       --    $        5     $        2     $       14
====================================================================================================================================

INTERNATIONAL

International revenues for the third quarter ended September 30, 2001 decreased $111, or 97%, over the comparable period in 2000 while operating income decreased $5. Both decreases were primarily due to the sale of Zwolsche in December 2000. In September 2001, The Hartford entered into a memorandum of understanding related to the sale of its Singapore-based Hartford Insurance Company (Singapore), Ltd. and recorded in its third quarter results a net realized capital loss of $9, after tax, which was reported in the 2001 investment results of North American Property & Casualty.

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary Hartford Seguros. The Hartford received $29, before costs of sale and recorded a $16, after-tax, net realized capital loss, which also was reported in the 2001 investment results of North American Property & Casualty.

OTHER OPERATIONS

Other  Operations  consist of property and casualty  operations  of The Hartford which have discontinued writing new business. Other Operations revenues increased $6, or 21%, for the third quarter and increased $6, or 6%, for the nine months ended September 30, 2001 compared to the same prior year period. Operating income was flat compared to third quarter, but decreased $1 for the nine months ended September 30, 2001 and 2000, respectively.

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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the nine months ended September 30, 2001 and the year ended December 31, 2000, was as follows (net of reinsurance):

                                                    ENVIRONMENTAL AND ASBESTOS
                                              CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

                                                               NINE MONTHS ENDED                           YEAR ENDED
                                                              SEPTEMBER 30, 2001                       DECEMBER 31, 2000
                                                    ---------------------------------------- ---------------------------------------
                                                     Environmental     Asbestos     Total     Environmental    Asbestos     Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability                                $       911       $    572    $   1,483    $       995    $    625     $   1,620
Claims and claim adjustment expenses incurred [1]           12             23           35              8           8            16
Claims and claim adjustment expenses paid                 (146)           (63)        (209)           (92)        (61)         (153)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [2]                               $       777       $    532    $   1,309    $       911    $    572     $   1,483
====================================================================================================================================

[1] For the nine months ended September 30, 2001, environmental and asbestos include $2 and $19, respectively, of incurred expenses related to the assumption of previously ceded reserves from commutations of reinsurance contracts.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,285 and $1,506 for September 30, 2001 and December 31, 2000, respectively. Gross of reinsurance as of September 30, 2001 and December 31, 2000, reserves for environmental and asbestos were $1,282 and $1,312 and $1,483 and $1,506, respectively.

The Hartford believes that the environmental and asbestos reserves reported at September 30, 2001 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment portfolios are divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and managed within established risk parameters. (For further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to The Hartford's 2000 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

LIFE

The following table identifies invested assets by type held in the Life general account as of September 30, 2001 and December 31, 2000.


                                                     COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    22,505        80.4%     $    18,248          79.6%
Equity securities, at fair value                                                    412         1.5%             171           0.7%
Policy loans, at outstanding balance                                              3,715        13.3%           3,610          15.7%
Other investments                                                                 1,341         4.8%             910           4.0%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    27,973       100.0%     $    22,939         100.0%
====================================================================================================================================

Policy loans are secured by the cash value of the life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The following table identifies fixed maturities by type held in the Life general account as of September 30, 2001 and December 31, 2000.


                                                           FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                   $    10,512        46.7%     $     7,663         42.0%
Asset-backed securities (ABS)                                                     3,436        15.3%           3,070         16.8%
Commercial mortgage-backed securities (CMBS)                                      2,919        13.0%           2,776         15.2%
Municipal - tax-exempt                                                            1,514         6.7%           1,390          7.6%
Mortgage-backed securities (MBS) - agency                                           974         4.3%             602          3.3%
Collateralized mortgage obligations (CMO)                                           782         3.5%             928          5.1%
Government/Government agencies - United States                                      482         2.1%             244          1.3%
Government/Government agencies - Foreign                                            386         1.7%             321          1.8%
Municipal - taxable                                                                  47         0.2%              83          0.5%
Short-term                                                                        1,394         6.2%             975          5.3%
Redeemable preferred stock                                                           59         0.3%             196          1.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    22,505       100.0%     $    18,248        100.0%
====================================================================================================================================

Fixed maturity investments increased by $4.3 billion primarily as a result of the Fortis acquisition, increased cash flow and an increase in fair value due to a lower interest rate environment. The securities acquired as part of the Fortis transaction were principally corporate and ABS.

INVESTMENT RESULTS

The table below summarizes Life's results.

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
(before-tax)                                                                    2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                        $      368    $      324     $    1,085     $      944
Policy loan income                                                                  79            84            235            230
                                                                            --------------------------------------------------------
Net investment income - total                                               $      447    $      408     $    1,320     $    1,174
Yield on average invested assets [1]                                               6.7%          7.4%           7.0%           7.0%
Net realized capital losses                                                 $      (50)   $       --     $      (67)    $      (43)
====================================================================================================================================

[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).


For the third quarter and nine months ended September 30, 2001 net investment income, excluding policy loans, increased 14% and 15% compared to the respective prior year periods. The increases were primarily due to income earned on the previously discussed increase in fixed maturity investments from the Fortis acquisition, partially offset by lower yields in the third quarter ended September 30, 2001. Yields on average invested assets for the third quarter ended September 30, 2001 decreased to 6.7% compared to 7.4% in the prior year period, primarily the result of lower yields on fixed maturities in 2001. Yields on average invested assets for the nine months ended September 30, 2001 were essentially flat.

Net realized capital losses for the third quarter and nine months ended September 30, 2001 increased by $50 and $24 compared to the respective prior year periods. Included in net realized capital losses for the third quarter ended September 30, 2001 was a $35 loss recognized on the sale of the Company's interest in an Argentine insurance joint venture. Also, included in 2001 net realized capital losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of September 30, 2001 and December 31, 2000.


                                                     COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                             $    16,501        91.8%     $    16,239          91.6%
Equity securities, at fair value                                                    836         4.7%             885           5.0%
Other investments                                                                   632         3.5%             601           3.4%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    17,969       100.0%     $    17,725         100.0%
====================================================================================================================================

The following table identifies fixed maturities by type as of September 30, 2001 and December 31, 2000.

                                                          FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Municipal - tax-exempt                                                      $     8,441        51.2%     $     8,527         52.5%
Corporate                                                                         3,970        24.1%           3,105         19.1%
Commercial mortgage-backed securities (CMBS)                                      1,127         6.8%           1,141          7.0%
Asset-backed securities (ABS)                                                       761         4.6%             760          4.7%
Government/Government agencies - Foreign                                            549         3.3%             682          4.2%
Mortgage-backed securities (MBS) - agency                                           393         2.4%             315          1.9%
Collateralized mortgage obligations (CMO)                                           139         0.8%             236          1.5%
Government/Government agencies - United States                                       73         0.5%              63          0.4%
Municipal - taxable                                                                  48         0.3%              46          0.3%
Short-term                                                                          894         5.4%           1,120          6.9%
Redeemable preferred stock                                                          106         0.6%             244          1.5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,501       100.0%     $    16,239        100.0%
====================================================================================================================================

Total fixed maturities increased slightly from December 31, 2000, as an increase in fair value due to a lower interest rate environment was partially offset by a decline due to sales of international subsidiaries. Corporate fixed maturities increased primarily due to a reallocation from municipal tax-exempt and short-term investments.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's results.


                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                           $      263    $      271     $      791     $      802
Net investment income, after-tax [1]                                        $      205    $      212     $      616     $      626
                                                                            --------------------------------------------------------
Yield on average invested assets, before-tax [2]                                   6.1%          6.2%           6.2%           6.2%
Yield on average invested assets, after-tax [1] [2]                                4.8%          4.9%           4.8%           4.8%
Net realized capital gains (losses), before-tax                             $       (4)   $        7     $      (24)    $       22
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

For the third quarter ended September 30, 2001, before- and after-tax net investment income and yields decreased slightly compared to the prior year period. The decreases were due to a reduction in investment income in International operations resulting from the sales of Zwolsche and Hartford Seguros, partially offset by higher income on taxable fixed maturities in the North American Property and Casualty operations. For the nine months ended September 30, 2001, before- and after-tax net investment income decreased slightly as improved earnings in North American Property & Casualty's fixed maturity investments were more than offset by the decline in earnings from the previously mentioned sale of International operations. Yields on average invested assets for the nine months ended September 30, 2001 were flat.

Net realized capital losses for the third quarter and nine months ended September 30, 2001 were $4 and $24 compared to net realized capital gains of $7 and $22 for the respective prior year periods. The 2001 net realized losses include losses generated from the sales of international subsidiaries, which were partially offset by gains from the sale of fixed maturities and equities. Also, included in 2001 net realized losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was increased to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization benefit of the increase to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization benefit for the third quarter and nine months ended September 30, 2001 was $4 and $13, respectively, before-tax. Also reported in Corporate were $4 of fixed maturity investments for The Hartford Bank, FSB.

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

LIFE

As of September 30, 2001 and December 31, 2000, over 96% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $     2,819         8.7%     $     2,329          8.4%
 AAA                                                                              5,005        15.5%           4,896         17.6%
 AA                                                                               3,551        11.0%           3,546         12.7%
 A                                                                               11,127        34.4%           9,675         34.7%
 BBB                                                                              7,359        22.8%           5,633         20.2%
 BB & below                                                                       1,017         3.2%             708          2.5%
 Short-term                                                                       1,425         4.4%           1,085          3.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    32,303       100.0%     $    27,872        100.0%
====================================================================================================================================

PROPERTY & CASUALTY

As of September 30, 2001 and December 31, 2000, over 94% of the fixed maturity portfolio was invested in securities rated investment grade.

                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies                                $       556         3.4%     $       516          3.2%
 AAA                                                                              6,186        37.5%           6,414         39.5%
 AA                                                                               3,204        19.4%           3,414         21.0%
 A                                                                                3,037        18.4%           2,664         16.4%
 BBB                                                                              1,760        10.7%           1,442          8.9%
 BB & below                                                                         864         5.2%             669          4.1%
 Short-term                                                                         894         5.4%           1,120          6.9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,501       100.0%     $    16,239        100.0%
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


DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Hartford's use of derivative instruments, refer to Note 3 of Notes to Consolidated Financial Statements.)

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                           SEPTEMBER 30, 2001     DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            234       $          235
Long-term debt                                                                                      2,265                1,862
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (trust preferred securities)                        1,444                1,243
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $          3,943       $        3,340
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                 $          7,844       $        6,967
Unrealized gain on securities and other, net of tax [1]                                               922                  497
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $          8,766       $        7,464
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         11,787       $       10,307
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                                50%                  48%
Debt to capitalization  [2] [3]                                                                        33%                  32%
====================================================================================================================================

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]  Excludes unrealized gain on securities and other, net of tax.
[3] Excluding trust preferred securities, the debt to equity ratio was 32% and 30% and the debt to capitalization ratio was 21% and 20% as of September 30, 2001 and December 31, 2000, respectively.


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

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $1.5 billion as of September 30, 2001 compared to December 31, 2000. This increase was primarily the result of financing activities related to the Fortis acquisition along with earnings partially offset by dividends declared.

DEBT

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its June 1998 shelf registration to partially finance the Fortis acquisition.

Effective June 20, 2001, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of September 30, 2001, there were no outstanding borrowings under the facility.

As of September 30, 2001, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. As of September 30, 2001, there were no outstanding borrowings under the facility.

For further discussion of the debt, see Note 6 of Notes to Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

Issuance of trust preferred securities-Fortis acquisition - On March 6, 2001, HLI issued and sold $200 of trust preferred securities from its June 1998 shelf registration to partially finance the Fortis acquisition. (For further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 7 of Notes to Consolidated Financial Statements.)

Subsequent event - On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000, 7.45% Trust Originated Preferred Securities, Series C and received proceeds before underwriting expenses of $500. For further discussion of this issuance, see Note 12 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock-Fortis acquisition - On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615 to partially fund the Fortis acquisition.

Subsequent event - On October 22, 2001, The Hartford issued 7.0 million shares of common stock pursuant to an underwritten offering for net proceeds of $400. For further discussion of this issuance, see Note 12 of Notes to Consolidated Financial Statements.

Dividends - On July 19, 2001, The Hartford declared a dividend on its common stock of $0.25 per share payable on October 1, 2001 to shareholders of record as of September 4, 2001.

On October 18, 2001, The Hartford's Board of Directors declared an increased quarterly dividend of $0.26 per share that will be payable on January 2, 2002 to shareholders of record as of December 3, 2001.

Treasury stock - On the first two trading days following the September 11 terrorist attack, The Hartford repurchased 0.1 million shares of its common stock in the open market at a total cost of $7. For the nine months ended September 30, 2000, The Hartford repurchased 2.8 million shares of its common stock in the open market at a total cost of $100 under the Company's $1.0 billion repurchase program authorized in October 1999. Since the inception of the 1999 repurchase program, The Hartford has repurchased 6.1 million shares at a total cost of $250.

CASH FLOWS                                  NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        --------------------------
                                            2001         2000
------------------------------------------------------------------
Cash provided by operating activities   $     1,059  $     1,648
Cash used for investing activities      $    (4,081) $    (1,683)
Cash provided by financing activities   $     3,120  $       100
Cash - end of period                    $       325  $       235
==================================================================

The decrease in cash provided by operating activities was primarily due to lower cash flow in Life operations, as a result of the timing of settlement of receivables and payables, partially offset by increased cash flow in North American Property & Casualty. The increase in cash from financing activities was primarily the result of current period proceeds on investment type contracts versus the prior period disbursements for investment type contracts. The increase in cash from financing activities accounted for the majority of the change in cash for investing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

RATINGS

As a result of the September 11 terrorist attack and subsequent reviews by major independent rating agencies, all insurance financial strength and debt ratings of The Hartford were reaffirmed. However, negative outlooks were placed upon the debt ratings of the Company by Moody's and the property and casualty financial strength rating by Standard & Poor's. All other ratings were reaffirmed with stable outlooks.

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

NAIC CODIFICATION

The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. As of September 30, 2001, the impact of applying the new guidance resulted in a benefit of approximately $400 in statutory surplus.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b) Reports on Form 8-K: During the quarterly period ended September 30, 2001 or between such date and the filing of this Form 10-Q, the Company filed the following Current Reports on Form 8-K:
     o dated November 9, 2001 to incorporate by reference into Registration Statement No. 333-49666 (the "Registration Statement") the Underwriting Agreement dated October 17, 2001 between the Company and Salomon Smith Barney Inc. for the issuance and sale of certain of the Company's equity securities; to incorporate by reference into the Registration Statement the Underwriting Agreement dated October 19, 2001 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Warburg LLC for the issuance and sale of 20,000,000 Preferred Securities designated the 7.45% Trust Originated Preferred Securities, Series C, of Hartford Capital Trust III (the "Trust Preferred Securities"); and to incorporate by reference into the Registration Statement the tax opinion of Debevoise & Plimpton rendered in connection with the issuance and sale of the Trust Preferred Securities. No financial statements were required to be or were filed with this Form 8-K.
     o dated October 18, 2001, Item 9, Regulation FD Disclosure, to report that the Company had filed a prospectus for the offering of 7,042,253 shares of common stock. No financial statements were required to be or were filed with this Form 8-K.
     o dated October 16, 2001, Item 9, Regulation FD Disclosure, to report the Recent Developments section contained in a preliminary prospectus filed by the Company with the Securities and Exchange Commission. No financial statements were required to be or were filed with this Form 8-K.

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



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ John N. Giamalis
                                     -------------------------------------------
                                     John N. Giamalis
                                     Senior Vice President and Controller





NOVEMBER 13, 2001

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



         EXHIBIT #

            4.01 Certificate of Trust of Hartford Capital III was filed as Exhibit 4.13 to the Registration Statement on Form S-3 (Registration No. 33-98014) of ITT Hartford Group, Inc., Hartford Capital I, Hartford Capital II, Hartford Capital III and Hartford Capital IV and is incorporated herein by reference.

            4.02 Junior Subordinated Indenture, dated October 30, 1996, between ITT Hartford Group, Inc. and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.16 to ITT Hartford Group, Inc.'s Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

            4.03 Form of Supplemental Indenture between The Hartford Financial Services Group, Inc. and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.03 to The Hartford's Form 8-A dated October 25, 2001, and is incorporated herein by reference.

            4.04        Trust  Agreement  of  Hartford  Capital III was filed as
                        Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33-98014) of ITT Hartford Group, Inc., Hartford Capital I, Hartford Capital II, Hartford Capital III and Hartford Capital IV and is incorporated herein by reference.

            4.05 Form of Amended and Restated Trust Agreement of Hartford Capital III was filed as Exhibit 4.15 to the Registration Statement on Form S-3 (Registration No. 333-12167) of The Hartford Financial Services Group, Inc., Hartford Capital II, Hartford Capital III and Hartford Capital IV and is incorporated herein by reference.

            4.06 Form of Preferred Security Certificate for Hartford Capital III was included as Exhibit E of Exhibit 4.05 incorporated herein by reference.

            4.07 Form of Guarantee Agreement in respect of Hartford Capital III was filed as Exhibit 4.17 to the Registration Statement on Form S-3 (Registration No. 333-12167) of The Hartford Financial Services Group, Inc., Hartford Capital II, Hartford Capital III and Hartford Capital IV and is incorporated herein by reference.