Form 10-K
period 2001-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2002-03-20
CIK 874766

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
        For the fiscal year ended December 31, 2001

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

        Common Stock,  par value $0.01 per share
        6.375% Notes due November 1, 2002
        7.75% Notes due June 15, 2005
        6.375%  Notes due November 1, 2008
        7.90% Notes due June 15, 2010
        7.30% Debentures due November 1, 2015
        7.70%  Cumulative  Quarterly Income Preferred Securities,  Series A,
          issued by Hartford Capital I
        7.45% Trust Originated Preferred Securities, Series C, issued by
          Hartford Capital III

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, there were outstanding 246,259,394 shares of Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $16,099,428,325 based on the closing price of $67.00 per share of the Common Stock on the New York Stock Exchange on February 28, 2002.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 2002 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                    CONTENTS



        ITEM    DESCRIPTION                                                 PAGE

PART I    1     Business of The Hartford                                       2
          2     Properties                                                    14
          3     Legal Proceedings                                             14
          4     Submission of Matters to a Vote of Security Holders           14

PART II   5     Market for The Hartford's Common Stock and Related
                Stockholder Matters                                           14
          6     Selected Financial Data                                       15
          7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           16
          7A    Quantitative and Qualitative Disclosures About Market Risk    53
          8     Financial Statements and Supplementary Data                   53
          9     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      53

PART III  10    Directors and Executive Officers of The Hartford              53
          11    Executive Compensation                                        53
          12    Security Ownership of Certain Beneficial Owners
                and Management                                                53
          13    Certain Relationships and Related Transactions                53

PART IV   14    Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K                                                   53
                Signatures                                                  II-1
                Exhibits Index                                              II-2

PART I

ITEM 1.  BUSINESS OF THE HARTFORD
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR SHARE DATA, UNLESS OTHERWISE STATED)

GENERAL

The Hartford Financial Services Group, Inc. (together with its subsidiaries, "The Hartford" or the "Company") is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 2001, total assets and total stockholders' equity of The Hartford were $181.2 billion and $9.0 billion, respectively.

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

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 21 mutual funds. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.

Pursuant to its initial public offering of Class A common stock on May 22, 1997 (the "Offering") of Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, HLI sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI. On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own ("The HLI Repurchase"). As a result, HLI again became a wholly-owned subsidiary of The Hartford. Additional information on The HLI Repurchase may be found in the Capital Resources and Liquidity section of the MD&A and Note 16 of Notes to Consolidated Financial Statements.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 18(a) of Notes to Consolidated Financial Statements.)

The Company has exited its international property and casualty businesses. Accordingly, in September 2001, The Hartford entered into an agreement to sell Hartford Insurance Company (Singapore), Ltd. (formerly People's Insurance Company, Ltd. ("Singapore Insurance")). The sale was completed in January 2002. On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary. On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary.

REPORTING SEGMENTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to The HLI Repurchase and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life, headquartered in Simsbury, Connecticut, is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations, which are primarily located in Latin America and Japan, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Property & Casualty, headquartered in Hartford, Connecticut, was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the Other Operations segment, formerly "International and Other Operations".

The following is a description of Life and Property & Casualty along with each of their segments, including a discussion of principal products, marketing and distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A and Note 17 of Notes to Consolidated Financial Statements.

LIFE

Life's business is conducted by HLI, a leading financial services and insurance organization. Through Life, The Hartford provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for income protection and estate planning to approximately 750,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. In addition, in 2001 The Hartford Mutual Funds, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of The Hartford's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company's strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 18(a) of Notes to Consolidated Financial Statements).

HLI is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2000. In the past year, Life's total assets under management, which include $16.8 billion of third-party assets invested in the Company's mutual funds, increased 9% to $168.4 billion at December 31, 2001 from $155.1 billion at December 31, 2000. Life generated revenues of $6.5 billion, $6.0 billion and $5.5 billion in 2001, 2000 and 1999, respectively. Additionally Life generated net income of $685, $575 and $467 in 2001, 2000, and 1999, respectively.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Life maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account values reduced by nearly half since 1992, declining from 43 basis points to 22 basis points in 2001. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, The Hartford was awarded the 2001 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the sixth consecutive year. The Hartford is the only company to receive this prestigious award in every year of the award's existence. Also, in both 2001 and 2000, The Hartford Mutual Funds, Inc. was named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR Inc. Additionally, the Company's Individual Life Division won the DALBAR award for service of life insurance customers in 2001 and was the only life insurance operation to be recognized with this prestigious award.

RISK MANAGEMENT

Life's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2001, the Company had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

INVESTMENT PRODUCTS

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1996 to December 31, 2001, this segment's assets under management grew to $120.3 billion from $55.3 billion, a five year compounded annual growth rate of 17%. Investment Products generated revenues of $2.5 billion, $2.4 billion and $2.0 billion in 2001, 2000 and 1999, respectively, of which individual annuities accounted for $1.5 billion in 2001 and 2000, and $1.4 billion in 1999. Net income in the Investment Products segment was $463, $424 and $330 in 2001, 2000 and 1999, respectively.

The Hartford sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Hartford is a market leader in the annuity industry with sales of $10.0 billion, $10.7 billion and $10.9 billion in 2001, 2000 and 1999, respectively. The Hartford was among the largest sellers of individual variable annuities in the United States for 2001, 2000 and 1999 with sales of $9.0 billion, $9.0 billion and $10.3 billion, respectively. In addition, the Company continues to be among the largest sellers of individual variable annuities through banks in the United States.

The Company's total account value related to individual annuity products was $84.2 billion as of December 31, 2001. Of this total account value, $74.6 billion, or 89%, related to individual variable annuity products and $9.6 billion, or 11%, related primarily to fixed MVA annuity products. In 2000, the Company's total account values related to individual annuity products was $87.2 billion. Of this total account value, $78.2 billion, or 90%, related to individual variable annuity products and $9.0 billion, or 10%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, The Hartford continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to corporations pursuant to Section 401 of the Internal Revenue Code of 1986, as amended (referred to as "401(k)") and to municipalities pursuant to Section 457 of the Internal Revenue Code of 1986, as amended (referred to as "Section 457"). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs").

As previously mentioned, The Hartford acquired the individual annuity and mutual fund businesses of Fortis, Inc. in 2001. This acquisition increased assets under management in the Company's fast growing mutual fund business by 20%, and helped solidify the Company's strong position in variable annuities.

Principal Products
------------------

Individual Variable Annuities -- The Hartford earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range initially from 5% to 8% of the contract's initial deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $74.6 billion as of December 31, 2001, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 94% and 96% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2001 and 2000, respectively.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"), Putnam Financial Services, Inc. ("Putnam"), American Funds, MFS Investment Management ("MFS"), Franklin Templeton Group, AIM Investments ("AIM") and Morgan Stanley Investment Advisors, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. The Director variable annuity, which is managed in part by Wellington, continues to be an industry leader in terms of sales. In addition, Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of The Hartford with the investment management expertise of four of the nation's most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities were $9.6 billion and $9.0 billion as of December 31, 2001 and 2000, respectively.

Mutual Funds -- In September 1996, The Hartford launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 21 funds. These funds are managed by Wellington and Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. The Company has entered into agreements with over 750 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements. Total retail mutual fund sales were $5.7 billion, $5.2 billion and $3.3 billion in 2001, 2000 and 1999, respectively.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including fixed and variable annuities, to the employees in
Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2001, the Company administered over 3,000 Section 457 plans.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2001, the Company administered over 2,400 Section 401(k) plans.

Institutional Liabilities -- The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Section 529 Plans - The Hartford is introducing a tax advantaged college savings product (529 plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. In 1996, Congress created a tax-advantaged college savings program (529 Plan) as part of Section 529 of the Internal Revenue Code (the "Code"). The 529 Plan is an investment plan operated by a state, designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax-exempt for qualified withdrawals.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements HLI's existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company's capabilities in distribution, service and fund performance. The Hartford believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

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

The Hartford maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2001, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company's primary wholesaler of its individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO,
Incorporated (collectively "PLANCO"). PLANCO is one of the nation's largest wholesalers of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes The Hartford's fixed and variable annuities, mutual funds, 401(k) plans and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition
-----------

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. The 1999 Gramm-Leach-Bliley Act ("the Financial Services Modernization Act"), which allows affiliations among banks, insurance companies and securities firms, has not precipitated any significant changes in bank ownership of insurance companies. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. The individual life business acquired from Fortis added significant scale to the Company's Individual Life segment, contributing to the significant increase in life insurance in force. As of December 31, 2001, life insurance in force increased 60% to $120.3 billion, from $75.1 billion as of December 31, 2000 and account values grew 35% to $7.9 billion as of December 31, 2001 from $5.8 billion as of December 31, 2000. Revenues were $890, $640 and $584 in 2001, 2000 and 1999, respectively. Net income in the

Individual Life segment was $121, $79 and $71 in 2001, 2000 and 1999, respectively.

Principal Products
------------------

The trend in the individual life industry has been a shift away from traditional products towards variable life (including variable universal life) insurance products, in which The Hartford has been on the leading edge. In 2001, of the Company's new sales of individual life insurance, 82% was variable life and 15% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $4.0 billion and $2.9 billion as of December 31, 2001 and 2000, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $3.1 billion and $2.1 billion as of December 31, 2001 and 2000, respectively.

Marketing and Distribution
--------------------------

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale The Hartford's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of The Hartford who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years to over 225 individuals and expects to continue to increase the number of wholesalers in the future. The acquisition of the United States individual life insurance business of Fortis has broadened the Company's reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 2,300 registered representatives.

Competition
-----------

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance, typically with one or two year rate guarantees. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. As of December 31, 2001 and 2000, the Company had group disability reserves of $2.4 billion and $2.0 billion and group life reserves of $706 and $601, respectively. The Group Benefits segment generated revenues of $2.5 billion, $2.2 billion and $2.0 billion in 2001, 2000 and 1999, respectively, of which group disability insurance accounted for $1.1 billion, $939 and $860 and group life insurance accounted for $763, $687 and $654, respectively. Net income in the Group Benefits segment was $106, $90 and $79 in 2001, 2000 and 1999, respectively.

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

Group Life -- Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waivers and accidental death and dismemberment coverages to employee groups.

Other -- The Hartford provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides Medicare supplement insurance, travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual members of various associations, as well as employee groups. A significant Medicare supplement customer of the company has been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation will reduce the Company's premium revenue by approximately $131 in 2002.

Marketing and Distribution
--------------------------

The Hartford uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company intends to continue to expand the system over the coming years in areas that have the highest growth potential and also will continue to develop alternative distribution channels to sell its products, such as sales to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations. In keeping with its strategy of developing multiple distribution channels, the Company signed an agreement in January 2001 with Wausau Benefits, Inc., to sell its group life and group disability products.

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

Variable COLI account values were $18.0 billion and $15.9 billion as of December 31, 2001 and 2000, respectively. Leveraged COLI account values decreased to $4.3 billion as of December 31, 2001 from $5.0 billion as of December 31, 2000, primarily due to the continuing effects of the HIPA Act of 1996. COLI generated revenues of $719, $767 and $831 in 2001, 2000 and 1999, respectively. COLI generated net income of $37, $34 and $30 in 2001, 2000 and 1999, respectively.

PROPERTY & CASUALTY
-------------------

Property & Casualty provides (1) workers' compensation, property, automobile, liability, marine, agricultural and bond coverages to commercial accounts throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; (4) assumed reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business; and (5) insurance related services.

The Hartford has the tenth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 2000 according to A.M. Best. Property & Casualty generated revenues of $8.6 billion, $8.7 billion and $8.0 billion, in 2001, 2000 and 1999, respectively. Written premiums for 2001, 2000 and 1999 were $7.6 billion, $7.0 billion and $6.4 billion, respectively. Additionally, net income (loss) was $(115), $494 and $481 for 2001, 2000 and 1999, respectively. Excluding the impact of the September 11 terrorist attack ("September 11"), Property & Casualty generated $8.7 billion in revenues, $7.7 billion in written premiums and $305 in net income in 2001. Total assets for Property & Casualty were $28.8 billion as of December 31, 2001. (For a discussion of the impact of September 11 and terrorism exposures, see MD&A under Property & Casualty and Capital Resources and Liquidity sections.)

The Hartford's Property & Casualty operation was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the Other Operations segment, formerly "International and Other Operations". Also reported within Property & Casualty is North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, and income taxes.

BUSINESS INSURANCE

Business Insurance provides standard commercial insurance coverage to small ("Select Customer") and mid-sized ("Key Accounts") commercial businesses throughout the United States. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. The segment had written premiums of $2.9 billion, $2.4 billion and $2.2 billion in 2001, 2000 and 1999, respectively, and underwriting losses of $242 ($3 of underwriting income excluding the impact of September 11), $50 and $123 in 2001, 2000 and 1999, respectively.

Principal Products
------------------

The Business Insurance segment offers workers' compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided to small and mid-sized members of affinity groups.

Marketing and Distribution
--------------------------

Business Insurance provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents as well as wholesalers and direct marketing through trade associations, customers of financial institutions and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

AFFINITY PERSONAL LINES

Affinity Personal Lines provides insurance coverage to individuals throughout the United States. Affinity Personal Lines is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers of Sears, Roebuck & Co. ("Sears") and Ford Motor Company and Ford Motor Credit Company (collectively, "Ford"); as well as customers of financial institutions through an affinity center. Affinity Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Hartford's exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007. These agreements provide Affinity Personal Lines with an important competitive advantage. Affinity Personal Lines had written premiums of $1.8 billion, $1.7 billion and $1.5 billion in 2001, 2000 and 1999, respectively. Underwriting income (loss) for 2001, 2000 and 1999 was $(39), ($(36) excluding the impact of September 11), $17 and $19, respectively.

Principal Products
------------------

Affinity Personal Lines provides automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP.

Marketing and Distribution
--------------------------

Affinity Personal Lines reaches diverse markets through multiple distribution channels including direct mail, the Internet and advertising in publications. The segment markets directly to the over 34 million members of AARP as well as other affinity groups.

PERSONAL INSURANCE

Personal Insurance provides insurance coverage to individuals throughout the United States. Personal Insurance is organized to provide customized products and services to customers who prefer local agent involvement through a network of independent agents in the standard personal lines market and in the non-standard automobile market through the Company's Omni Insurance Group, Inc. ("Omni") subsidiary. Personal Insurance had written premiums of $1.0 billion, $988 and $943 in 2001, 2000 and 1999, respectively. Underwriting income (loss) for 2001, 2000 and 1999 was $(48) (($42) excluding the impact of September 11), $(15) and $15, respectively.

Principal Products
------------------

Personal Insurance provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across North America.

Marketing and Distribution
--------------------------

Personal Insurance provides customized products and services to customers through a network of independent agents in the standard personal lines market and in the non-standard automobile market through Omni. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

SPECIALTY COMMERCIAL

Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had written premiums of $989 ($996 excluding the impact of September 11), $1.1 billion and $954 in 2001, 2000 and 1999, respectively, and underwriting losses of $262 ($95 excluding the impact of September 11), $103 and $48 in 2001, 2000 and 1999, respectively.

Principal Products
------------------

The Specialty Commercial segment offers a variety of customized insurance products and risk management services in addition to standard commercial insurance including workers' compensation, casualty, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability and agricultural coverages, as well as excess and surplus lines coverages not normally written by standard lines insurers.

Marketing and Distribution
--------------------------

Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic regional and district office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents and brokers as well as wholesalers. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

REINSURANCE

The Hartford assumed reinsurance worldwide through its thirteen Hartford Reinsurance Company ("HartRe") offices and wrote treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business until the fourth quarter of 2001. In October 2001, HartRe announced a centralization of all underwriting and claims operations in Hartford, Connecticut. While exiting most international lines, HartRe will continue to write worldwide catastrophe, Alternative Risk Transfer ("ART") and marine from Hartford. The Reinsurance segment had written premiums of $849 ($918 excluding the impact of September 11), $826 and $703 in 2001, 2000 and 1999, respectively, and underwriting losses of $375 ($149 excluding the impact of September 11), $73 and $48 in 2001, 2000 and 1999, respectively.

Principal Products
------------------

The  Reinsurance   segment  offers  a  full  range  of  treaty  and  facultative reinsurance products including property, casualty, marine and alternative risk transfer which includes non-traditional reinsurance products.

Marketing and Distribution
--------------------------

The Reinsurance segment assumes insurance from other insurers, primarily through reinsurance brokers in the worldwide reinsurance market.

OTHER OPERATIONS

Property & Casualty's Other Operations currently consist of certain property and casualty insurance operations of The Hartford which have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd., headquartered in Bermuda; and Excess Insurance Company Limited, located in the United Kingdom. Also included in Other Operations are Property & Casualty's international businesses up until their dates of sales.

Property & Casualty's international businesses have historically consisted primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. The Company's strategic shift to emphasize growth opportunities in asset accumulation businesses has resulted in the sale of all of its international property and casualty businesses. London & Edinburgh, located in the United Kingdom, was sold in November 1998. Zwolsche, located in the Netherlands, Belgium and Luxembourg, was sold in December 2000. Hartford Seguros, located in Spain, was sold in February 2001. In September 2001, The Hartford entered into an agreement to sell The Hartford Insurance Company (Singapore), Ltd. (formerly People's Insurance Company, Ltd. ("Singapore Insurance")). The sale was completed in January 2002.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds primarily related to policies written and reinsured prior to 1985. As such, Other
Operations has no new product sales, distribution systems, or competitive issues.

The Other Operations segment generated revenues of $168, $602 and $661 in 2001, 2000 and 1999, respectively. Net income for 2001, 2000 and 1999 was $10, $28 and $33, respectively.

PROPERTY & CASUALTY COMPETITION

The commercial insurance industry continues to be a highly challenging and competitive environment in which The Hartford competes with other insurance companies, self insurers and other underwriting organizations. This competitive environment is created by price competition, consolidation and globalization of companies, exploration and utilization of alternative distribution techniques and emphasis on cost containment and reduction. Additionally, September 11 has created an ambiguous environment and economic uncertainty as federal backing in the event of future terrorist attacks remains uncertain. In 2001, market conditions in the commercial industry have continued to improve as a result of a firming pricing environment.

The personal lines marketplace continues to remain competitive. Over the past few years, intense price competition, upward trends in loss costs and the significant expense of establishing alternative distribution channels have caused underwriting results to decrease. The personal lines marketplace reported a combined ratio of 111.4 for the first nine months of 2001, according to A.M. Best. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members through January 1, 2010. Management expects favorable "baby boom" demographics to increase AARP membership during this period. In addition, The Hartford provides customer service for all health insurance products offered through AARP's Health Care Options, with an agreement that continues through 2007. The Hartford's contracts with Ford and Sears join major brands in marketing automobile, homeowners, and home-based business insurance products.

The property and casualty worldwide reinsurance market remains extremely competitive, although the pricing environment continued to improve in 2001. As a result of September 11, however, the worldwide reinsurance market has been transformed to an environment of some uncertainty. New capital, dramatic price increases and modifications in contract terms and conditions have contributed to the uncertainty. HartRe's organizational realignment has created a centralized organization aimed at enhancing core functions consistent with the segment's return objectives.

LIFE RESERVES

In accordance with applicable insurance regulations under which Life operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Life reserves may be found in the Reserves section of the MD&A.

PROPERTY & CASUALTY RESERVES

The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not yet reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is based primarily on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. For the year ended December 31, 2001, there were no changes to these reserving assumptions that had a significant impact on the reserves or results of operations.

The Hartford continually reviews the adequacy of its estimated claims and claim adjustment expense reserves on an overall basis. As additional experience and other relevant data become available, reserve levels are adjusted accordingly. Such adjustments are reflected in net income for the period in which they are made. In the judgment of The Hartford's management, all information currently available has been properly considered in establishing the reserves for unpaid claims and claim adjustment expenses.

As a result of September 11, the Company established estimated gross reserves of $1.1 billion and estimated net reserves of $556 related to property and casualty operations. This loss estimate includes coverages related to property, business interruption, workers' compensation and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Included in net reserves was an estimate of amounts recoverable under the Company's ceded reinsurance programs. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

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

Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $429 and $396 as of December 31, 2001 and 2000, respectively, and amortization of the discount had no material effect on net income during 2001, 2000 and 1999.

As of December 31, 2001, property and casualty reserves for claims and claim adjustment expenses reported under Generally Accepted Accounting Principles ("GAAP") exceeded those reported on a statutory basis by $26. The primary differences resulted from the required exclusion from statutory reserves of assumed retroactive reinsurance and the discounting of GAAP-basis workers' compensation reserves at risk free interest rates, which exceeded the required statutory discount rates set by regulators.

There were no significant changes in the mix of the Company's business which have impacted property and casualty claims and claim adjustment expense reserves; nor has the Company completed any significant portfolio loss transfers, structured settlements or other transactions which would change claim payment patterns.

Further discussion on The Hartford's Property & Casualty reserves may be found in the Reserves section of the MD&A.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 1(h) of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows.


                        PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET
                                                         FOR THE YEARS ENDED DECEMBER 31, [1]
                            1991      1992     1993      1994     1995     1996      1997     1998      1999     2000      2001
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid
 claims and claim
 adjustment expenses  [2]   $9,204   $10,498  $10,717   $10,776  $11,024  $12,202   $12,265  $12,401   $12,020  $11,857   $12,437
CUMULATIVE PAID CLAIMS AND
 CLAIM EXPENSES
  One year later             2,684     2,596    2,578     2,654    2,434    2,551     2,447    2,903     2,929    3,183
  Two years later            4,350     4,282    4,207     4,179    4,004    4,078     4,223    4,626     4,873       --
  Three years later          5,550     5,433    5,268     5,286    5,056    5,390     5,363    5,972        --       --
  Four years later           6,396     6,229    6,112     6,040    6,077    6,211     6,303       --        --       --
  Five years later           7,020     6,895    6,682     6,877    6,717    6,922        --       --        --       --
  Six years later            7,569     7,354    7,391     7,406    7,303       --        --       --        --       --
  Seven years later          7,954     7,987    7,861     7,924       --       --        --       --        --       --
  Eight years later          8,532     8,411    8,332        --       --       --        --       --        --       --
  Nine years later           8,924     8,851       --        --       --       --        --       --        --       --
  Ten years later            9,340        --       --        --       --       --        --       --        --       --
LIABILITIES REESTIMATED
  One year later            10,535    10,757   10,811    11,019   11,988   12,183    12,090   12,176    11,980   11,973
  Two years later           10,866    10,970   11,009    12,142   11,992   12,065    11,808   12,048    11,975       --
  Three years later         11,095    11,182   12,094    12,127   11,919   11,887    11,638   11,992        --       --
  Four years later          11,417    12,304   12,157    12,113   11,789   11,772    11,511       --        --       --
  Five years later          12,515    12,406   12,184    12,082   11,769   11,615        --       --        --       --
  Six years later           12,642    12,462   12,165    12,088   11,640       --        --       --        --       --
  Seven years later         12,757    12,414   12,218    11,981       --       --        --       --        --       --
  Eight years later         12,710    12,500   12,154        --       --       --        --       --        --       --
  Nine years later          12,789    12,472       --        --       --       --        --       --        --       --
  Ten years later           12,778        --       --        --       --       --        --       --        --       --
DEFICIENCY (REDUNDANCY)     $3,574    $1,974   $1,437    $1,205     $616    $(587)    $(754)   $(409)     $(45)    $116
-----------------------------------------------------------------------------------------------------------------------------------

                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                              FOR THE YEARS ENDED DECEMBER 31, [1]


                                            1994       1995        1996        1997        1998        1999       2000       2001
----------------------------------------------------------------------------------------------------------------------------------
NET RESERVE [2]                          $ 10,776   $ 11,024    $ 12,202    $ 12,265    $ 12,401    $ 12,020   $ 11,857   $ 12,437
  Reinsurance recoverables                  5,156      4,829       4,357       3,996       3,275       3,264      3,452      3,818
----------------------------------------------------------------------------------------------------------------------------------
     GROSS RESERVE                       $ 15,932   $ 15,853    $ 16,559    $ 16,261    $ 15,676    $ 15,284   $ 15,309   $ 16,255
----------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                  $ 11,981   $ 11,640    $ 11,615    $ 11,511    $ 11,992    $ 11,975     11,973
  Reestimated reinsurance recoverables      5,594      4,821       4,138       3,848       3,360       3,637      3,688
----------------------------------------------------------------------------------------------------------------------------------
     GROSS REESTIMATED RESERVE           $ 17,575   $ 16,461    $ 15,753    $ 15,359    $ 15,352    $ 15,612   $ 15,661
----------------------------------------------------------------------------------------------------------------------------------
     GROSS DEFICIENCY (REDUNDANCY)       $  1,643   $    608    $   (806)   $   (902)   $   (324)   $    328   $    352
----------------------------------------------------------------------------------------------------------------------------------

[1] The above tables exclude Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
[2] The above tables exclude the liabilities and claim developments for certain reinsurance coverages written for affiliated parties.



                                            1994       1995        1996        1997        1998        1999       2000       2001
----------------------------------------------------------------------------------------------------------------------------------
Liabilities, net and gross of
  reinsurance for unpaid claims
  and claim adjustment expenses
  excluded                               $    495    $   550     $   500     $   505     $   501     $   456    $   459    $   423

==================================================================================================================================

The following table reconciles the Loss Development Table to the Consolidated Financial Statements:



----------------------------------------------------------------------
                                      2001        2000        1999
----------------------------------------------------------------------
Loss Development Table:
 Gross reserves                   $ 16,255    $ 15,309   $  15,284
 Exclusion of international
  subsidiaries                          --         106         274
 Reinsurance - affiliated parties      423         459         456
----------------------------------------------------------------------
 Gross reserves per Consolidated
  Financial Statements (see Note
  1 (h))                          $ 16,678    $ 15,874   $  16,014
----------------------------------------------------------------------

CEDED REINSURANCE

Consistent with normal industry practice, The Hartford cedes insurance risk to reinsurance companies. For Property & Casualty operations, these reinsurance arrangements provide greater diversification of business and limit The Hartford's maximum net loss arising from large risks or catastrophes.

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

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2001, the maximum amount of life insurance retained on any one life by any one of the life operations was approximately $2.5.

In 2001, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. Also, the Company did not enter into a specific reinsurance transaction that had a material effect on earnings or reserves. However, as a result of September 11, The Hartford established estimated ceded reserves of $569 under existing reinsurance contracts and recorded premium cessions of $91 related to reinstatement and other reinsurance premiums. Also as a result of September 11, the reinsurance market has become an environment of some uncertainty. Specifically, dramatic price increases, changes in contract terms and conditions and program modifications have resulted. As a result, it has become more difficult to get selected types of reinsurance coverage at a reasonable price, particularly terrorism coverage.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are primarily divided between Life and Property & Casualty. The investment activities of both the Life and Property & Casualty operations are managed based on the underlying characteristics and nature of their respective liabilities.

The primary investment objective of Life's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of corporate and policyholder obligations.

The investment objective for the majority of Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. For Property & Casualty's Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

For a further discussion of The Hartford's approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Note 3 of Notes to Consolidated Financial Statements.

REGULATION AND PREMIUM RATES

Although there has been some deregulation with respect to large commercial insureds in recent years, insurance companies, for the most part, are still subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; establishing premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

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

EMPLOYEES

The Hartford had approximately 27,400 employees as of February 28, 2002.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also directors and/or nominees for election as directors is set forth in The Hartford's 2002 Proxy Statement. Set forth below is information about other executive officers of the Company:

JOHN N. GIAMALIS
(Senior Vice President and Controller)

Mr. Giamalis, 44, is Senior Vice President and Controller of the Company. Mr. Giamalis joined the Company in January 1997 as Director, Financial Reporting and Analysis. In April 1998, he was appointed to the position of Vice President and Corporate Controller. Prior to joining the Company, Mr. Giamalis held senior financial positions in the insurance and technology industries, including Chief Financial Officer of Intelidata Technologies Corp. from March 1995 to December 1996. He also held various public accounting positions, including senior manager with responsibility for insurance, securities and middle market clients at Deloitte & Touche LLP. Mr. Giamalis is a member of the American Institute and the Connecticut Society of Certified Public Accountants.

DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)

Mr. Johnson, 41, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial
Officer of Cendant Corporation since November 1998 and Managing Director, Investment Banking Division, at Merrill Lynch, Pierce, Fenner and Smith, where he worked with major clients in a variety of industries including insurance, airlines and technology, as well as leveraged buyout funds, since 1986.

RANDALL I. KIVIAT
(Group Senior Vice President of Human Resources)

Mr. Kiviat, 51, has held the position of Group Senior Vice President of Human Resources for the Company since June 1999. Since joining the Company in 1982, he has held positions of increasing responsibility, including Director of Payroll and Director of Employee Benefits. He was appointed Vice President of Human Resources Services in April 1998.

EDWARD L. MORGAN, JR.
(Group Senior Vice President, Corporate Relations)

Mr. Morgan, 58, has held the position of Group Senior Vice President, Corporate Relations, of the Company since April 1998. Previously, he was Senior Vice President, Corporate Relations and Government Affairs since December 1995. Mr. Morgan also has held the position of Senior Vice President, Corporate Relations of Hartford Fire since 1993.

NEAL S. WOLIN
(Executive Vice President and General Counsel)

Mr. Wolin, 40, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Treasury from 1999 to January 2001. In that capacity, he headed Treasury's legal division, composed of 2,000 lawyers providing services to all of Treasury's offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and

R. James Woolsey. Mr. Wolin served on the President's Advisory Commission on Holocaust Assets in the United States from 1999 to 2000.

DAVID M. ZNAMIEROWSKI
(Group Senior Vice President and Chief Investment Officer)

Mr. Znamierowski, 41, was appointed Group Senior Vice President and Chief Investment Officer of the Company and President of Hartford Investment
Management Company ("HIMCO"), a wholly-owned subsidiary of the Company, effective November 5, 2001. Previously, he was Senior Vice President and Chief Investment Officer for the Company's life operations since May 1999, Vice President since September 1998 and Vice President, Investment Strategy since February 1997. Prior to joining the Company in April 1996, Mr. Znamierowski held a variety of positions in the investment industry, including portfolio manager and Vice President of Investment Strategy and Policy for Aetna Life & Casualty Company from 1991 to April 1996 and Vice President of Corporate Finance for Salomon Brothers, Inc. since 1986. Mr. Znamierowski is a member of the Board of Governors of the Investment Company Institute and of the policy-making investment committee of the American Council of Life Insurance. He also serves as a director and President of each of The Hartford-sponsored mutual funds.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.6 million square feet. In addition, The Hartford leases approximately 6.4 million square feet throughout the United States and 32 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all ten operating segments, depending on the location. (For more information on operating segments see Part 1, Item 1, Business of The Hartford - Reporting Segments.) The Company believes its properties and facilities are suitable and adequate for current operations.

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

The Hartford is involved in claims litigation arising in the ordinary course of business and accounts for such activity through the establishment of policy reserves. As further discussed in the MD&A under the Environmental and Asbestos Claims section, The Hartford continues to receive environmental and asbestos claims which involve significant uncertainty regarding policy coverage issues. With respect to these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverage.

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

                            1st Qtr.    2nd Qtr.     3rd Qtr.    4th Qtr.
-----------------------------------------------------------------------------
2001
Common Stock Price
   High                       $67.75      $70.46       $69.28      $62.83
   Low                         55.15       56.88        50.10       53.91
Dividends Declared              0.25        0.25         0.25        0.26

2000
   Common Stock Price
   High                       $52.75      $64.00       $73.75      $79.31
   Low                         29.38       44.25        56.38       65.44
Dividends Declared              0.24        0.24         0.24        0.25
-----------------------------------------------------------------------------

As of February 28, 2002, the Company had approximately 120,000 shareholders. The closing price of The Hartford's common stock on the NYSE on February 28, 2002 was $67.00.

On October 18, 2001, The Hartford's Board of Directors declared a quarterly dividend of $0.26 per share payable on January 2, 2002 to shareholders of record as of December 3, 2001. The dividend represented a 4% increase from the prior quarter. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)
                                                              2001            2000            1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                       $  15,147        $ 14,703        $ 13,528        $  15,022        $ 13,461
Income before extraordinary item and cumulative
 effect of accounting changes [2]                              549             974             862            1,015           1,332
Net income [2] [3]                                             507             974             862            1,015           1,332
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA
Total assets                                            $  181,238       $ 171,532       $ 167,051       $  150,632       $ 131,743
Mutual fund assets [4]                                      16,809          11,432           6,374            2,506             972
Long-term debt                                               1,965           1,862           1,548            1,548           1,482
Company obligated mandatorily redeemable
 preferred securities of subsidiary trusts
 holding solely junior subordinated debentures               1,412           1,243           1,250            1,250           1,000
Total stockholders' equity                                   9,013           7,464           5,466            6,423           6,085
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
BASIC EARNINGS PER SHARE [2]
  Income before extraordinary item and cumulative
   effect of accounting changes [2]                        $  2.31          $ 4.42          $ 3.83          $  4.36          $ 5.64
   Net income [2] [3]                                         2.13            4.42            3.83             4.36            5.64
DILUTED EARNINGS PER SHARE [2]
  Income before extraordinary item and cumulative
   effect of accounting changes [2]                           2.27            4.34            3.79             4.30            5.58
   Net income [2] [3]                                         2.10            4.34            3.79             4.30            5.58
Dividends declared per common share                           1.01            0.97            0.92             0.85            0.80
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [5]                       112.4           102.4           103.3            102.9           102.3
====================================================================================================================================

[1] 2001 includes a $91 reduction in premiums from reinsurance cessions related to September 11. 1998 includes $541 related to the recapture of an in force block of Corporate Owned Life Insurance ("COLI") business from MBL Life Assurance Co. of New Jersey. Also, includes revenues from London & Edinburgh, which was sold in November 1998, for 1998 and 1997 of $1,117 and $1,225, respectively.
[2] 2001 includes $440 of losses ($1.85 per basic and $1.82 per diluted share) related to September 11 and a $130 tax benefit ($0.55 per basic and $0.54 per diluted share) at HLI. 1997 includes an equity gain of $368 ($1.56 per basic and $1.54 per diluted share) resulting from the initial public offering of HLI.
[3] 2001 includes a $34 after-tax charge ($0.14 per basic and per diluted share) related to the cumulative effect of accounting changes for the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Also includes an $8 extraordinary after-tax loss ($0.04 per basic and $0.03 per diluted share) related to the Company's retirement of its 8.35% Cumulative Quarterly Income Preferred Securities.
[4] Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets on the Company's balance sheet.
[5] 2001 includes the impact of September 11. Excluding the impact of September 11, 2001 combined ratio was 103.4.

Outlined in the table below are United States Industry Combined Ratios for each of the five years ended December 31:

                                                              2001            2000            1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
United States Industry Combined Ratios  [a]                  117.0           110.1           107.8          105.6           101.6
====================================================================================================================================

[a] U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 2001 is an A.M. Best estimate prepared as of January 2002.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of December 31, 2001, compared with December 31, 2000, and its results of operations for the three years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company's Form 10-K (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the difficulty in predicting the Company's potential exposure for environmental and asbestos claims and related litigation; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary       17
Life                                                        20
Investment Products                                         21
Individual Life                                             23
Group Benefits                                              24
Corporate Owned Life Insurance (COLI)                       25
Property & Casualty                                         26
Business Insurance                                          27
Affinity Personal Lines                                     28
Personal Insurance                                          29
Specialty Commercial                                        30
Reinsurance                                                 31
Other Operations                                            32
Deferred Acquisition Costs                                  33
Reserves                                                    33
Environmental and Asbestos Claims                           34
Investments                                                 35
Capital Markets Risk Management                             38
Capital Resources and Liquidity                             48
Regulatory Matters and Contingencies                        52
Effect of Inflation                                         52
Accounting Standards                                        52

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OVERVIEW                                                                          2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                $ 9,409             $ 8,941              $ 8,342
Fee income                                                                       2,633               2,484                2,105
Net investment income                                                            2,850               2,674                2,627
Other revenue                                                                      491                 459                  420
Net realized capital gains (losses)                                               (236)                145                   34
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                        15,147              14,703               13,528
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                   9,764               8,419                7,902
Amortization of deferred policy acquisition costs and present value of
  future profits                                                                 2,214               2,213                2,011
Insurance operating costs and expenses                                           2,037               1,958                1,779
Goodwill amortization                                                               60                  28                   10
Other expenses [1]                                                                 718                 667                  591
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                   14,793              13,285               12,293
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY
            ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       354               1,418                1,235
Income tax expense (benefit)                                                      (195)                390                  287
--------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE MINORITY INTEREST, EXTRAORDINARY ITEM AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                549               1,028                  948
Minority interest in consolidated subsidiary                                        --                 (54)                 (86)
Extraordinary loss from early retirement of debt, net of tax [2]                    (8)                 --                   --
Cumulative effect of accounting changes, net of tax [3]                            (34)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME [4]                                                            507                 974                  862
Less:    Restructuring charges, net of tax                                         (11)                 --                   --
         Extraordinary loss from early retirement of debt, net of tax [2]           (8)                 --                   --
         Cumulative effect of accounting changes, net of tax [3]                   (34)                 --                   --
         Net realized capital gains (losses), after-tax                           (164)                 12                   25
--------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME [4]                                                  $   724             $   962               $  837
================================================================================================================================

[1] Includes restructuring charges of $16, for the year ended December 31, 2001.
[2] Represents the write-off of unamortized issuance costs on the Company's 8.35% Cumulative Quarterly Income Preferred Securities which were redeemed on December 31, 2001.
[3] Represents the cumulative impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".
[4] 2001 includes $440 of losses related to September 11 and a $130 tax benefit at HLI.

The Hartford defines "operating income" (defined in previous years as "core earnings") as after-tax operational results excluding, as applicable, net realized capital gains and losses, extraordinary items, the cumulative effect of accounting changes and certain other items. Operating income is an internal performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

OPERATING RESULTS

2001 COMPARED TO 2000 -- Revenues increased $444, or 3%. Included in revenues in 2001 was a $91 reduction in North American Property & Casualty premiums, resulting from additional reinsurance cessions related to September 11. Also included in revenues were net realized capital losses of $236 in 2001 and net realized capital gains of $145 in 2000. These capital gains and losses related primarily to the sales of international subsidiaries and other than temporary impairments on securities. Excluding the effects of both September 11 and the net realized capital gains and losses, revenues increased $916, or 6%. The increase was related to continued new business growth in Group Benefits, increased fee income in Individual Life, primarily as a result of the April 2001 acquisition of the United States individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis" or "Fortis Financial Group") and earned premium growth in most of the Property & Casualty underwriting segments. (For further discussion of the Fortis acquisition, see
Note 18 (a) of Notes to Consolidated Financial Statements). Also contributing to the increase was higher net investment income, primarily due to income earned on fixed maturities. These increases were partially offset by a decrease in revenues in the Other Operations segment, reflecting the sales of Property & Casualty's international subsidiaries.

Operating income decreased $238, or 25%. Included in the Company's operating income for the year ended December 31, 2001, were $440 of losses, after-tax and net of reinsurance, related to September 11 and a $130 tax benefit at Hartford Life, Inc. ("HLI"), primarily the result of the favorable treatment of certain tax matters related to separate account investment activity during the 1996-2000 tax years. Excluding the effects of September 11 and HLI tax benefit, operating income increased $72, or 7%. The increase reflected favorable operating performance in the Company's Business Insurance, Individual Life, Investment Products and Group Benefits segments, partially offset by higher loss costs in the Company's Affinity Personal Lines and Personal Insurance segments as well as adverse loss development in the Reinsurance segment.

2000 COMPARED TO 1999 -- Revenues increased $1.2 billion, or 9%, primarily as a result of strong growth in fee income in the Investment Products and Individual Life segments, along with premium growth in the Group Benefits segment and in all North American Property & Casualty underwriting segments.

Operating income increased $125, or 15%, due to double-digit earnings growth across all segments in Life partially offset by a decline in Property & Casualty, primarily due to adverse loss development in Reinsurance, increased automobile losses in the Personal Insurance segment, expenses related to the Business Insurance field office and claim reorganizations and deteriorating underwriting results from discontinued operations (public entity ("PENCO"), Canada, Farm and Industrial Risk Insurance pool ("IRI").

SIGNIFICANT ACCOUNTING POLICIES

For information on the Company's significant accounting policies, see the Deferred Acquisition Costs, Reserves and Investments sections and Note 1 of Notes to Consolidated Financial Statements.

NET REALIZED CAPITAL GAINS AND LOSSES

See "Investment Results" in the Investments section.

INCOME TAXES

The effective tax expense (benefit) rate for 2001, 2000 and 1999 was (55)%, 28% and 23%, respectively. Excluding the impacts of September 11 and the HLI federal tax benefits of $130 and $24 in 2001 and 2000, respectively, the effective tax rate for 2001 was 17% compared with 29% and 23%, respectively, for 2000 and 1999. Excluding the impact of September 11 and the HLI federal tax benefits, the decrease in the effective tax rate for 2001 was primarily due to an increase in the proportionate share of tax-exempt net investment income to total pre-tax income for 2001 compared to 2000 and taxes related to the gain on the sale of Zwolsche Algemeene N.V. ("Zwolsche") in 2000. The increase in the effective tax rate for 2000, excluding the $24 tax benefit at HLI, was primarily due to taxes related to the gain on the sale of Zwolsche. (For a further discussion on the sale of Zwolsche, see the Other Operations section and Note 18(b) of Notes to the Consolidated Financial Statements.)

Tax-exempt interest earned on invested assets was the principal cause of effective rates lower than the 35% United States statutory rate in all years. Income taxes paid (received) in 2001, 2000 and 1999 were $(52), $95 and $41, respectively. (See Note 14 of Notes to Consolidated Financial Statements for further information.)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Prior to the June 27, 2000 acquisition of all of the outstanding shares of HLI that The Hartford did not already own ("The HLI Repurchase"), the minority interest in the consolidated subsidiary's operating results represented approximately 19%. (For additional information, see the Capital Resources and Liquidity section under "Acquisitions" and Note 16 of Notes to Consolidated Financial Statements.)

PER COMMON SHARE

The following table represents per common share data and return on equity for the past three years:

                                     2001      2000      1999
-------------------------------------------------------------------
Basic earnings per share            $2.13     $4.42      $3.83
Diluted earnings per share          $2.10     $4.34      $3.79
Weighted average common shares
  outstanding                       237.7     220.6      224.9
Weighted average common shares
  outstanding and dilutive
  potential common shares           241.4     224.4      227.5
Return on equity excluding
  September 11 and Life tax
  benefit  [1]                       10.5%     15.4%      15.3%
Return on equity [1]                  6.6%     15.4%      15.3%
-------------------------------------------------------------------
[1] Calculated by dividing net income by average equity excluding unrealized gain (loss), after-tax.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to The HLI Repurchase and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations, which are primarily located in Latin America and Japan, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Property & Casualty was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the Other Operations segment, formerly "International and Other Operations".

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income, except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty, and North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income. Property & Casualty includes operating income for North American and the Other Operations segment.

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

The following is a summary of North American underwriting results by underwriting segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS (BEFORE-TAX)
                                                                                2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Business Insurance                                                           $     3             $   (50)           $   (123)
Affinity Personal Lines                                                          (36)                 17                  19
Personal Insurance                                                               (42)                (15)                 15
Specialty Commercial                                                             (95)               (103)                (48)
Reinsurance                                                                     (149)                (73)                (48)
------------------------------------------------------------------------------------------------------------------------------------
     Underwriting results excluding September 11                                (319)               (224)               (185)
     September 11                                                               (647)                 --                  --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                               $  (966)            $  (224)           $   (185)
====================================================================================================================================


The following is a summary of operating income and net income.

OPERATING INCOME (LOSS)
                                                                                2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Life
    Investment Products                                                      $   463             $   424             $    330
    Individual Life                                                              121                  79                   71
    Group Benefits                                                               106                  90                   79
    COLI                                                                          37                  34                   30
    Other                                                                         73                   5                  (43)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                       800                 632                  467
Property & Casualty
    North American                                                               (20)                412                  434
    Other Operations                                                               6                  17                   22
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                        (14)                429                  456
Corporate                                                                        (62)                (99)                 (86)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                                                       $   724             $   962             $    837
====================================================================================================================================

NET INCOME (LOSS)
                                                                                2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Life
    Investment Products                                                      $   463             $   424             $    330
    Individual Life                                                              121                  79                   71
    Group Benefits                                                               106                  90                   79
    COLI                                                                          37                  34                   30
    Other                                                                        (42)                (52)                 (43)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                       685                 575                  467
Property & Casualty
    North American                                                              (125)                466                  448
    Other Operations                                                              10                  28                   33
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                       (115)                494                  481
Corporate                                                                        (63)                (95)                 (86)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET INCOME                                                             $   507             $   974             $    862
====================================================================================================================================

An analysis of the operating results summarized above is included on the following pages. Reserves, Environmental and Asbestos Claims, and Investments are discussed in separate sections.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------



Life provides investment and retirement products such as variable and fixed annuities; mutual funds, and retirement plan services; individual and corporate owned life insurance; and group benefit products, such as group life and group disability insurance.

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

Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers. The level of assets under management is generally impacted by equity market performance, persistency of the in-force block of business, sales and other deposits, as well as any acquired blocks of business.

OPERATING SUMMARY [1]
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Fee income                                                                     $ 2,633             $ 2,484              $ 2,105
Earned premiums                                                                  2,142               1,886                1,764
Net investment income                                                            1,779               1,592                1,562
Other revenue                                                                      128                 116                  110
Net realized capital losses                                                       (133)                (88)                  (5)
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                         6,549               5,990                5,536
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                   3,611               3,162                3,054
Insurance operating costs and expenses                                           1,390               1,281                1,132
Amortization of deferred policy acquisition costs and present value of
  future profits                                                                   642                 671                  568
Goodwill amortization                                                               24                   6                    6
Other expenses                                                                     117                  82                   90
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                    5,784               5,202                4,850
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                                                      765                 788                  686
Income tax expense                                                                  54                 213                  219
Cumulative effect of accounting change, net of tax [2]                             (26)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                685                 575                  467
Less:    Cumulative effect of accounting changes, net of tax [2]                   (26)                 --                   --
         Net realized capital losses, after-tax                                    (89)                (57)                  --
--------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME [3]                                                  $   800             $   632               $  467
================================================================================================================================

[1] Life excludes the effect of activities related to The HLI Repurchase, along with the minority interest for pre-acquisition periods, both of which are reflected in Corporate.
[2] For the year ended December 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 and EITF Issue 99-20.
[3] For the year ended December 31, 2001, includes $130 tax benefit related to separate account investment activity and $20 of after-tax losses related to September 11. For the year ended December 31, 2000, includes $32 tax benefit related to favorable tax items.

As discussed above, Life consists of the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Life includes in an Other category its international operations, which are primarily located in Latin America and Japan, and corporate items not directly allocable to any of its reportable operating segments.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. (For further discussion, see "Acquisitions" in the Capital Resources and Liquidity section and Note 18(a) of Notes to Consolidated Financial Statements.) This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in Life's consolidated results of operations.

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. (For additional information, see the Capital Resources and Liquidity section under "Acquisitions" and Note 16 of Notes to Consolidated Financial Statements.)

2001 COMPARED TO 2000 -- Revenues increased $559, or 9%, primarily related to the growth across each of Life's primary operating segments, particularly the Individual Life and Group Benefits segments, where revenues increased $250, or 39%, and $300, or 14%, respectively. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Investment Products segment also contributed to the revenue increase as a result of higher fee income in the retail mutual fund business and higher net investment income in the institutional business. Revenues related to the Company's Individual Annuity business were down $46 or 3%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were below prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Benefits claims and expenses increased $582, or 11%, primarily associated with the growth in Life revenues discussed above.

Operating income increased $168, or 27%, led by the Individual Life and Group Benefits segments where operating income increased $42, or 53% and $16, or 18%, respectively. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $20 charge associated with the impact of September 11. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of September 11, operating income increased $90, or 15%, for the year ended December 31, 2001, as each of the Company's operating segments experienced growth from a year ago.

2000 COMPARED TO 1999 -- Revenues increased $454, or 8%, primarily related to the growth across each of Life's primary operating segments, particularly the Investment Products and Group Benefits segments, where revenues increased $339, or 17%, and $183, or 9%, respectively. The revenue growth in the Investment
Products segment was primarily due to higher fee income in the individual annuity and retail mutual fund operations as related average assets under management in 2000 were higher than 1999. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Individual Life segment also contributed to the revenue increase as a result of strong sales and favorable persistency. Partially offsetting the growth in revenues was the decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Benefits, claims and expenses increased $352, or 7%, primarily related to the growth in Life's principal operating segments described above.

Operating income increased $165, or 35%, led by the Investment Products segment, where operating income increased $94, or 28%. Additionally, operating income related to each of the remaining three operating segments increased 10% or more. As discussed above, Life also recorded benefits of $32 in 2000 related to favorable tax items. Excluding these tax items, operating income increased $133, or 28%.


--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $   1,620          $    1,639           $    1,333
Net investment income                                                              886                 741                  708
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                         2,506               2,380                2,041
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                     819                 700                  668
Insurance operating costs and other expenses                                       608                 551                  440
Amortization of deferred policy acquisition costs                                  461                 516                  430
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                    1,888               1,767                1,538
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                               618                 613                  503
Income tax expense                                                                 155                 189                  173
--------------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                   $     463           $     424            $     330
--------------------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                   $  74,581           $  78,174            $  80,588
Other individual annuity account values                                          9,572               9,059                8,383
Other investment products account values                                        19,322              17,376               16,352
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                                  103,475             104,609              105,323
Mutual fund assets under management                                             16,809              11,432                6,374
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                   $ 120,284           $ 116,041            $ 111,697
================================================================================================================================

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States. In addition, in 2001 The Hartford Mutual Funds, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight.

2001 COMPARED TO 2000 -- Revenues in the Investment Products segment increased $126, or 5%, driven primarily by other investment products. Fee income from other investment products increased $59, or 21%, principally due to growth in Life's mutual fund assets under management. Mutual fund assets increased $5.4 billion, or 47%, to $16.8 billion as of

December 31, 2001, due to strong sales and the inclusion of the mutual fund assets acquired from Fortis. Net investment income from other investment products increased $113, or 20%, due mostly to growth in the institutional business, where account values were $9.1 billion at December 31, 2001, an increase of $1.4 billion, or 18%, from a year ago. The increase in revenues from other investment products was partially offset by individual annuity revenues, which decreased $46, or 3%. Fee income and net investment income from the individual annuity business acquired from Fortis helped to partially offset lower revenues in the individual annuity operation which was primarily associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values at December 31, 2001 were $84.2 billion, a decrease of $3.1 billion, or 4%, from December 31, 2000.

Benefits, claims and expenses increased $121, or 7%, driven by higher interest credited and insurance operating expenses related to other investment products consistent with the revenue growth described above. Interest credited related to other investment products increased $83, or 18%, while insurance operating expenses increased $44, or 17%. Also, individual annuity benefits and claims expenses increased $35, or 14%, principally due to the business acquired from Fortis and higher death benefits resulting from the lower equity markets in 2001. Individual annuity's insurance operating costs increased $13, or 4%, due to the business acquired from Fortis. Excluding Fortis, individual annuity's operating expenses decreased $39, or 4%, from prior year, driven by management's continued focus on maintaining operating expense levels. Partially offsetting the increase in benefits, claims, and insurance operating costs was a decrease in amortization of deferred policy acquisition costs resulting from the lower gross profits associated with the individual annuity business. In addition, income tax expense for the twelve months ended December 31, 2001 was $118, a $45, or 28%, decrease due to lower pretax operating income and the ongoing tax impact related to separate account investment activity.

Operating income increased $39, or 9%. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of Fortis and the lower effective tax rate related to the individual annuity business.

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

Operating income increased $94, or 28%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment's earnings growth. In particular, its individual annuity operation's operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

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

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. For example, The Hartford is introducing a tax advantaged college savings product (529 plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. SMART 529 will allow investors to choose from a wide variety of investment portfolios to match their risk preference to help accumulate savings for college. The SMART 529 product complements Hartford Life's existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages The Company's capabilities in distribution, service and fund performance. The Hartford believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $     647           $     459            $     412
Net investment income                                                              243                 181                  172
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                           890                 640                  584
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                     385                 274                  258
Amortization of deferred policy acquisition costs                                  168                 145                  129
Insurance operating costs and other expenses                                       159                 103                   88
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                      712                 522                  475
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                               178                 118                  109
Income tax expense                                                                  57                  39                   38
--------------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                   $     121           $      79            $      71
          ----------------------------------------------------------------------------------------------------------------------
Variable life account values                                                 $   3,993           $   2,947            $   2,595
Total account values                                                         $   7,868           $   5,849            $   5,419
--------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                             $  61,617           $  33,460            $  23,854
Total life insurance in force                                                $ 120,269           $  75,113            $  66,690
================================================================================================================================

The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2001 COMPARED TO 2000 -- Revenues in the Individual Life segment increased $250, or 39%, primarily due to the business acquired from Fortis. Fee income, including cost of insurance charges, increased $180, or 40%, driven principally by growth in the variable life business where account values increased $1.0 billion, or 35%, and life insurance in force increased $28.2 billion, or 84%, from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $66, or 34%, consistent with the growth in related account values.

Benefits, claims and expenses increased $190, or 36%, due principally to the growth in revenues described above. Although death benefits were higher in 2001 than the prior year as a result of the increase in life insurance in force, year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was within pricing assumptions.

Operating income increased $42, or 53%, primarily due to the revenue growth described above. Individual Life incurred an after-tax loss of $3 related to September 11. Excluding this loss, operating income increased $45, or 57%, primarily due to the growth factors described above.

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

Operating income increased $8, or 11%, primarily due to higher fee income as mortality experience (death claims as a percentage of net amount at risk) was consistent with prior year.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford's acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above.

--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                   $    2,259           $   1,981            $   1,829
Net investment income                                                              248                 226                  195
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                         2,507               2,207                2,024
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                   1,874               1,643                1,507
Insurance operating costs and other expenses                                       498                 450                  415
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                    2,372               2,093                1,922
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                               135                 114                  102
Income tax expense                                                                  29                  24                   23
--------------------------------------------------------------------------------------------------------------------------------
        OPERATING INCOME                                                    $      106           $      90            $      79
================================================================================================================================

The Hartford is a leading provider of group benefits, and through this segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2001 COMPARED TO 2000 -- Revenues in the Group Benefits segment increased $300, or 14%, driven primarily by growth in premiums, which increased $278, or 14%, due to solid persistency and increased premium rates related to the in force block of business, and strong sales to new customers. Fully insured ongoing sales for the year ended December 31, 2001 were $531, $85, or 19%, higher than the prior year. Additionally, net investment income increased $22, or 10%, due to the overall growth in the in-force business.

Total benefits, claims and expenses increased $279, or 13%, driven primarily by higher benefits and claims which increased $231, or 14%. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims and claim adjustment expenses as a percentage of premiums and other considerations) have remained relatively consistent with the comparable prior year periods. In addition, expenses other than benefits and claims increased $48, or 11%, for the year ended December 31, 2001, also consistent with the overall growth in the segment.

Operating income increased $16, or 18%, driven by overall revenue growth and consistent loss and expense ratios as compared to the prior year. Group Benefits incurred an after-tax loss of $2 related to September 11; excluding this loss, operating income increased $18, or 20%.
2000 COMPARED TO 1999 -- Revenues increased $183, or 9%, driven primarily by growth in fully insured premiums, excluding buyouts, which increased $182, or 10%, principally due to favorable persistency of the in force block of business, as well as new sales. Also contributing to the revenue growth was an increase in net investment income of $31, or 16%.

Total benefits, claims and expenses increased $171, or 9%, primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $168, or 12%, directly related to revenue growth in this segment. The segment's combined ratio (ratio of total benefits, claims and expenses as a percentage of earned premiums and other) was consistent with the prior year.

Operating income increased $11, or 14%, primarily driven by the increased revenues described above.

OUTLOOK

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.

The Group Benefits segment offered Medicare supplement insurance to members of several retired military officer associations. Federal legislation effective in the fourth quarter of 2001, now provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. This legislation will reduce Group Benefits premium revenues by approximately $131 in 2002.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $     367          $      401          $       400
Net investment income                                                              352                 366                  431
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                           719                 767                  831
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                     514                 545                  621
Insurance operating costs and expenses                                              84                 102                   59
Dividends to policyholders                                                          66                  67                  104
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                      664                 714                  784
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                55                  53                   47
Income tax expense                                                                  18                  19                   17
--------------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                   $      37          $       34          $        30
          ----------------------------------------------------------------------------------------------------------------------
Variable COLI account values                                                 $  18,019          $   15,937          $    12,386
Leveraged COLI account values                                                    4,315               4,978                5,729
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL ACCOUNT VALUES                                               $  22,334          $   20,915          $    18,115
================================================================================================================================

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

2001 COMPARED TO 2000 -- COLI revenues decreased $48, or 6%, mostly due to lower fee income and net investment income. Fee income and other decreased $34, or 8%, due to a decline in variable COLI sales and deposits which were approximately $1.5 billion in 2001 as compared to $2.9 billion in 2000. In addition, net investment income decreased $14, or 4%, due primarily to lower interest rates and the decline in leveraged COLI account values.

Benefits, claims and expenses decreased $50, or 7%, directly related to the decrease in revenue discussed above.

Operating income increased $3, or 9%, primarily due to the overall growth in variable COLI business and earnings associated with the leveraged COLI business recaptured in 1998. COLI incurred an after-tax charge of $2 related to September 11; excluding this charge, operating income increased $5, or 15%.

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

Operating income increased $4, or 13%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998.

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

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                $ 7,267             $ 7,055              $ 6,578
Net investment income                                                            1,053               1,072                1,065
Other revenue [1]                                                                  363                 343                  310
Net realized capital gains (losses)                                               (103)                234                   39
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                         8,580               8,704                7,992
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                   6,146               5,253                4,848
Amortization of deferred policy acquisition costs                                1,572               1,542                1,443
Insurance operating costs and expenses                                             647                 677                  647
Goodwill amortization                                                                3                   5                    4
   Other expenses [2]                                                              547                 543                  501
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                     8,915               8,020               7,443
         -----------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                (335)                684                  549
Income tax expense (benefit)                                                      (236)                190                   68
--------------------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
           OF ACCOUNTING CHANGE                                                    (99)                494                  481
Extraordinary loss from early retirement of debt, net of tax [3]                    (8)                 --                   --
Cumulative effect of accounting change, net of tax [4]                              (8)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS) [5]                                                    (115)                494                  481
Less:    Restructuring charges, net of tax                                         (10)                 --                   --
         Extraordinary loss from early retirement of debt, net of tax [3]           (8)                 --                   --
         Cumulative effect of accounting change, net of tax [4]                     (8)                 --                   --
         Net realized capital gains (losses), after-tax                            (75)                 65                   25
--------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS) [5]                                           $   (14)            $   429              $   456
================================================================================================================================

[1]   Primarily servicing revenue.
[2]   Includes  restructuring  charges  of $15 for the year ended  December  31,
      2001.
[3] Represents the write-off of unamortized issuance costs on the Company's 8.35% Cumulative Quarterly Income Preferred Securities which were redeemed on December 31, 2001.
[4] Represents the cumulative impact of the Company's adoption of EITF Issue 99-20.
[5]   2001 includes $420 of after-tax losses related to September 11.

As discussed above, Property & Casualty was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the Other Operations segment. Also reported within Property & Casualty is North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest and income taxes.

The following is a summary of Property & Casualty operating income, after-tax. Operating income excludes net realized capital gains and losses, restructuring charges, extraordinary items and the cumulative effect of accounting changes.

 (after-tax)                                                                      2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
 North American
 Underwriting results excluding September 11                                   $  (207)             $ (146)              $ (120)
 September 11                                                                     (420)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
 UNDERWRITING RESULTS                                                             (627)               (146)                (120)
 Net investment income                                                             722                 695                  684
 Other expenses [1]                                                               (115)               (137)                (130)
--------------------------------------------------------------------------------------------------------------------------------
     NORTH AMERICAN OPERATING INCOME (LOSS)                                        (20)                412                  434
 Other Operations operating income                                                   6                  17                   22
--------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                                   $   (14)             $  429               $  456
================================================================================================================================

[1]   Includes interest, net servicing income and goodwill amortization.

Underwriting results are discussed in each of the Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance segment sections. Net investment income and net realized capital gains and losses are discussed in the Investments section. (For a further discussion of September 11, see Capital Resources and Liquidity section and Note 2 of Notes to Consolidated Financial Statements.)

2001 COMPARED TO 2000 -- Operating income decreased $443 as compared with 2000. Excluding the $420 impact of September 11, operating income decreased $23, or 5%. Earned premium growth in Business Insurance due to price increases, strong new business growth and improved premium renewal retention, as well as an increase in North American investment income, was offset by increased losses in the personal automobile lines of business and in Reinsurance. A decrease in underwriting results of $16, after-tax, related to Enron Corporation and lower income resulting from the sales of international subsidiaries also contributed to the decrease.

2000 COMPARED TO 1999 -- Operating income decreased $27, or 6%, primarily due to adverse loss development in Reinsurance, expenses related to the Business Insurance field office and claim reorganizations, deteriorating underwriting results from discontinued operations (PENCO, Canada, Farm and IRI) and increased automobile losses in the Personal Insurance segment. Partially offsetting this decrease was a reduction in property catastrophe losses and improvement in Business Insurance mid-market results.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                           $ 2,886             $ 2,405              $ 2,227
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums [1]                                                            $ 2,645             $ 2,298              $ 2,202
Benefits, claims and claim adjustment expenses                                   1,704               1,506                1,525
Amortization of deferred policy acquisition costs                                  681                 605                  566
Insurance operating costs and expenses                                             257                 237                  234
--------------------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS EXCLUDING SEPTEMBER 11                                 3                 (50)                (123)
         September 11                                                             (245)                 --                  --
         -----------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS                                                  $  (242)            $   (50)             $  (123)
         -----------------------------------------------------------------------------------------------------------------------
Combined ratio excluding September 11                                             97.8               100.6                105.6
Combined ratio impact of September 11                                              9.3                  --                   --
--------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                   107.1               100.6                105.6
================================================================================================================================

[1]   2001 excludes $15 of reinsurance cessions related to September 11.

Business Insurance provides workers' compensation, property, automobile and liability coverages to small ("Select Customer") and mid-sized ("Key Accounts") commercial businesses primarily throughout the United States. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage.

2001 COMPARED TO 2000 -- Written premiums increased $481, or 20%, driven by strong growth in Select Customer and Key Accounts. Select Customer increased $209, or 19%, as a result of pricing increases, strong premium renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in Key Accounts of $195, or 19%, was attributable primarily to significant pricing increases and improved premium renewal retention as well as strong new business growth.

Excluding the impact of September 11, underwriting results improved $53, with a corresponding 2.8 point decrease in the combined ratio. The improvement for the year was primarily due to strong pricing and decreased frequency loss costs as well as an improved expense ratio. The favorable expense ratio was the result of current year benefits of the 2000 field office reorganization and reorganization costs in 2000 not recurring in 2001.

2000 COMPARED TO 1999 -- Written premiums increased $178, or 8%, primarily as a result of strong growth in Select Customer, up $171, or 19%. Enhanced product offerings, targeted geographic strategies and new business growth coupled with mid-single digit price increases were the primary drivers of the Select Customer growth. This increase was slightly offset by a 2% decrease in Key Accounts. The decline in mid-market premiums reflected the effective execution of the Company's underwriting initiatives, although significant price increases partially mitigated this decrease.

Underwriting results improved $73, or 5.0 combined ratio points, primarily the result of reduced loss ratios due to the effective execution of pricing actions and lower catastrophe losses. A decrease in the expense ratio, despite field and claim reorganization costs, also contributed to the lower combined ratio.

OUTLOOK

Firming market conditions in the standard commercial sector are expected to continue in 2002, although price competition within many markets of the commercial industry will remain a challenge. Additionally, September 11 has created an ambiguous environment and economic uncertainty as federal backing in the event of future terrorist attacks remains uncertain. Uncertainties in the reinsurance market also may impact the segment's ability to obtain adequate reinsurance coverage for certain exposures at a reasonable price. Management expects significant growth in small commercial businesses will continue to be achieved, in part, due to continued strategic actions being implemented. This includes providing a complete product solution for the small commercial coverage needs of the segment's customers, expanding non-traditional distribution alternatives, executing geographic market share strategies and developing technology solutions that deliver superior business tools to The Hartford's agents, alliances and policyholders. Continued pricing and underwriting actions in the middle market business should continue to have a positive impact on overall profitability in 2002.

--------------------------------------------------------------------------------
AFFINITY PERSONAL LINES
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                               $ 1,839             $ 1,659              $ 1,527
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                $ 1,741             $ 1,583              $ 1,468
Benefits, claims and claim adjustment expenses                                   1,400               1,220                1,125
Amortization of deferred policy acquisition costs                                  180                 164                  155
Insurance operating costs and expenses                                             197                 182                  169
--------------------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS EXCLUDING SEPTEMBER 11                               (36)                 17                   19
         September 11                                                               (3)                 --                   --
         -----------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS                                                  $   (39)            $    17              $    19
         -----------------------------------------------------------------------------------------------------------------------
Combined ratio excluding September 11                                            102.8               100.0                100.2
Combined ratio impact of September 11                                              0.1                  --                   --
--------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                   102.9               100.0                100.2
--------------------------------------------------------------------------------------------------------------------------------
Other revenue [1]                                                              $   150             $   166              $   162
================================================================================================================================

[1]   Primarily servicing revenue.

Affinity Personal Lines provides automobile, homeowners and home-based business coverages to individuals across the United States. Affinity Personal Lines is organized to provide customized products and services to the following markets: the membership of AARP through a direct marketing operation; customers of Sears, Roebuck & Co. ("Sears") and Ford Motor Company and Ford Motor Credit Company (collectively, "Ford") as well as customers of financial institutions through an affinity center. Affinity Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Hartford's exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007.

2001 COMPARED TO 2000 -- Written premiums increased $180, or 11%, driven by growth in both the AARP program and Affinity business unit. AARP increased primarily as a result of strong new business growth and continued steady premium renewal retention. The improvement in the Affinity business unit continues to reflect increased new business from the Ford and Sears accounts.

Excluding the impact of September 11, underwriting results decreased $53, with a corresponding 2.8 point increase in the combined ratio. Higher automobile losses continue to adversely impact underwriting results and the combined ratio. In addition, the loss adjustment expense ratio increased, primarily as a result of higher losses and increased litigation costs. Although underwriting expenses increased, primarily due to increased written premiums, the expense ratio improved slightly as compared to the prior year, primarily as a result of prudent expense management.

2000 COMPARED TO 1999 -- Written premiums increased $132, or 9%, due primarily to policy count growth and improved renewal retention in the AARP program as well as growth in the Affinity business unit resulting from increased business from the Ford and Sears accounts.

Underwriting results decreased $2, with a slight improvement in the combined ratio. The decrease in underwriting results was primarily due to increased automobile losses, partially offset by strong improvement in the AARP homeowners line. The combined ratio improvement was primarily attributable to a decrease in the expense ratio, reflecting productivity gains from prior initiatives.

OUTLOOK

The personal lines industry is struggling to regain its momentum towards profitability as rising loss costs resulting from inflation in both medical and automobile repair costs have adversely impacted results. In addition, September 11 will likely have negative short-term implications to the industry as a result of lower investment yields and higher reinsurance rates. More severe catastrophes could also impact future results. Management does believe, however, that with increased rate activity, the personal lines industry will be positioned for recovery.

During the fourth quarter of 2001, The Hartford's exclusive licensing arrangement with AARP to offer personal insurance products to the over 34 million AARP members was renewed through January 1, 2010. This agreement provides the segment with an important competitive advantage. Favorable "baby boom" demographics as well as initiatives implemented to further strengthen the AARP relationship are expected to increase membership during this period.

--------------------------------------------------------------------------------
PERSONAL INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                               $ 1,021              $  988                $ 943
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                $ 1,006              $  964                $ 875
Benefits, claims and claim adjustment expenses                                     764                 701                  607
Amortization of deferred policy acquisition costs                                  205                 213                  193
Insurance operating costs and expenses                                              79                  65                   60
--------------------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS EXCLUDING SEPTEMBER 11                           $   (42)             $  (15)               $  15
         September 11                                                               (6)                 --                   --
         -----------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS                                                  $   (48)             $  (15)               $  15
         -----------------------------------------------------------------------------------------------------------------------
Combined ratio excluding September 11                                            102.9               100.3                 98.4
Combined ratio impact of September 11                                              0.5                  --                   --
--------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                   103.4               100.3                 98.4
================================================================================================================================

Personal Insurance provides automobile, homeowners and home-based business coverages to individuals across the United States. Personal Insurance is organized to provide products and services to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni Insurance Group ("Omni"), in the non-standard automobile market.

2001 COMPARED TO 2000 -- Written premiums increased $33, or 3%, primarily due to premium growth in the standard automobile and homeowners lines as a result of pricing increases and strong premium renewal retention. Premium declines in non-standard auto reflect decreased policy counts, the result of significant price increases to address loss cost issues.

Excluding the impact of September 11, underwriting results decreased $27, with a corresponding 2.6 point increase in the combined ratio. Increased automobile losses in both standard and non-standard adversely impacted the underwriting results and combined ratios. In addition, higher losses and increased litigation costs resulted in an increase in the loss adjustment expense ratio. Partially offsetting the combined ratio increase was improvement in the expense ratio, primarily due to lower commissions and prudent expense management.

2000 COMPARED TO 1999 -- Written premiums increased $45, or 5%, due primarily to policy count growth and improved renewal retention in the standard automobile and homeowners' lines. Non-standard automobile written premiums through Omni decreased for the year as a result of an expected consumer reaction to rate increases in certain states.

Underwriting results decreased $30, with a corresponding 1.9 point increase in the combined ratio. The decrease in underwriting results and related increase in the combined ratio were primarily due to increased standard and non-standard automobile losses. Partially offsetting this decrease was an improvement in the homeowners line of business. A 1.4 point decrease in the expense ratio for the year reflected the continued trend of productivity gains from prior initiatives.

OUTLOOK

The personal lines industry is struggling to regain its momentum towards profitability as rising loss costs resulting from inflation in both medical and automobile repair costs have adversely impacted results. In addition, September 11 will likely have negative short-term implications to the industry in the form of lower investment yields and higher reinsurance rates. More severe catastrophes could also impact future results. Management does believe, however, that with increased rate activity, the personal lines industry will be positioned for recovery.

Strategic actions being taken by the Personal Insurance segment include unprofitable agency closures in the standard lines and a continued shift in state mix away from poor loss performing states in non-standard automobile. Additionally, further investments in technology, continued efforts to reduce expenses and improve the product line, ease of doing business and customer service capability will position Personal Insurance to take advantage of future market conditions.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                           $   996             $ 1,080              $   954
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums [1]                                                            $ 1,029             $ 1,034              $   928
Benefits, claims and claim adjustment expenses                                     766                 779                  630
Amortization of deferred policy acquisition costs                                  267                 268                  257
Insurance operating costs and expenses                                              91                  90                   89
--------------------------------------------------------------------------------------------------------------------------------
             UNDERWRITING RESULTS EXCLUDING SEPTEMBER 11                       $   (95)            $  (103)             $   (48)
             September 11                                                         (167)                 --                   --
             -------------------------------------------------------------------------------------------------------------------
             UNDERWRITING RESULTS                                              $  (262)            $  (103)             $   (48)
             -------------------------------------------------------------------------------------------------------------------
Combined ratio excluding September 11                                            108.3               107.1                105.1
Combined ratio impact of September 11                                             16.5                  --                   --
--------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                   124.8               107.1                105.1
--------------------------------------------------------------------------------------------------------------------------------
Other revenue [2]                                                              $   213             $   168              $   141
================================================================================================================================

[1]   2001 excludes $7 of reinsurance cessions related to September 11.
[2]   Primarily servicing revenue.

Specialty Commercial provides insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The segment's results also include the professional liability and bond lines as well as First State Management Group, a leading underwriter of excess and surplus lines business produced primarily through wholesale brokers. Agricultural and livestock products are also included in the property line of business in Specialty Commercial.

2001 COMPARED TO 2000 -- Written premiums decreased $84, or 8%, primarily due to a decrease in written premiums from sold or exited business lines which include farm, public entity and Canada. Partially offsetting the decrease was an increase in written premiums due to The Hartford's purchase, in the third quarter of 2000, of the in force, new and renewal financial products business as well as the majority of the excess and surplus lines business of Reliance Group Holdings, Inc. ("Reliance"), which resulted in $60 of additional written premiums as compared with 2000.

Excluding the impact of September 11,  underwriting  results improved $8, with a
1.2 point increase in the combined ratio. The improved underwriting results were primarily a result of favorable results in the property lines of business and lower losses and underwriting expenses from the sold or exited business lines. Partially offsetting the improvement was deteriorating underwriting results in risk management and a decrease in underwriting results related to Enron Corporation. The increase in the combined ratio was primarily due to an increase in the commission ratio as well as additional taxes, licenses and fees in the risk management and professional liability lines of business. The increase in the commission ratio was primarily a result of lower ceding commissions.

2000 COMPARED TO 1999 -- Written premiums increased $126, or 13%, primarily due to the purchase of Reliance's in force, new and renewal financial products business as well as the majority of the excess and surplus lines in 2000, which resulted in $108 of additional written premiums for the year. Higher written premiums in the casualty line of business also contributed to the increase.

Underwriting results decreased $55, impacting the combined ratio by 2.0 points, primarily the result of increased losses and loss adjustment expenses in the property and bond lines of business as well as in PENCO and Canada. The combined ratio was adversely impacted by the higher loss ratios. The increase in the combined ratio was partially offset by a decrease in the expense ratio.

OUTLOOK

Firming market conditions in the specialty commercial sector are expected to continue in 2002. However, September 11 has created an ambiguous environment and economic uncertainty as federal backing in the event of future terrorist attacks remains uncertain. Uncertainties in the reinsurance market also may impact the segment's ability to obtain adequate reinsurance coverage for certain exposures at a reasonable price. Strong property pricing should be even stronger in 2002 as a result of September 11. New capital is flowing into the industry as a result of a hardening market, thereby increasing capacity. Management believes, however, that strategic actions being taken which include providing innovative new products as well as expanding product lines; expanding non-traditional distribution alternatives; and further leveraging underwriting discipline and capabilities will position the segment to capitalize on a continued improving marketplace.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Written premiums [1]                                                           $   918            $    826              $   703
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums [1]                                                            $   920            $    809              $   680
Benefits, claims and claim adjustment expenses                                     815                 624                  507
Amortization of deferred policy acquisition costs                                  239                 243                  211
Insurance operating costs and expenses                                              15                  15                   10
--------------------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS EXCLUDING SEPTEMBER 11                           $  (149)           $    (73)             $   (48)
         September 11                                                             (226)                 --                   --
         -----------------------------------------------------------------------------------------------------------------------
         UNDERWRITING RESULTS                                                  $  (375)           $    (73)             $   (48)
         -----------------------------------------------------------------------------------------------------------------------
Combined ratio excluding September 11                                            116.1               108.9                107.2
Combined ratio impact of September 11                                             27.8                  --                   --
--------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                   143.9               108.9                107.2
================================================================================================================================

[1]   2001 excludes $69 of reinsurance cessions related to September 11.

The Hartford assumed reinsurance worldwide through its thirteen Hartford Reinsurance Company ("HartRe") offices and wrote treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business until the fourth quarter of 2001. In October 2001, HartRe announced a centralization of all underwriting and claims operations in Hartford, Connecticut and an exit from all international lines except catastrophe, Alternative Risk Transfer ("ART") and marine. The exited international lines contributed $101 of written premiums in 2001.

2001 COMPARED TO 2000 -- Written premiums increased $92, or 11%, primarily due to growth in ART written premiums, driven primarily by a significant first quarter ART transaction. The achievement of double-digit pricing increases in traditional reinsurance was offset by underwriting discipline to maintain profitability targets.

Excluding the impact of September 11, underwriting results decreased $76, with a corresponding 7.2 point increase in the combined ratio. The decrease in underwriting results and corresponding increase in the combined ratio were primarily attributable to continued adverse loss development on prior underwriting years.

2000 COMPARED TO 1999 -- Reinsurance written premiums increased $123, or 17%, primarily due to successful pricing increases in a firming pricing environment, as well as growth in new casualty programs business, and continued execution of new business development strategies in the ART line.

Underwriting results decreased $25, with a corresponding 1.7 point increase in the combined ratio. This decrease was primarily due to adverse prior underwriting years loss development, partially offset by lower property catastrophe losses.

OUTLOOK

As a result of September 11, the reinsurance market has been transformed to an environment of some uncertainty. Net new capital, price increases and modifications in contract terms and conditions have contributed to the uncertainty. The property and casualty worldwide reinsurance market remains extremely competitive, although the pricing environment continued to improve in 2001. It is anticipated by management that rates and terms will continue to improve in 2002. HartRe's organizational realignment has created a centralized organization aimed at enhancing core functions consistent with the segment's return objectives. HartRe will be established as a specialized worldwide property catastrophe underwriting practice, blending technical underwriting expertise and state-of-the-art catastrophe modeling and risk portfolio analysis.

--------------------------------------------------------------------------------
OTHER OPERATIONS
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                $    17            $    367              $   425
Net investment income                                                              146                 210                  212
Other revenue                                                                       --                   9                    7
Net realized capital gains                                                           5                  16                   17
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                           168                 602                  661
          ----------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                     142                 423                  454
Amortization of deferred policy acquisition costs                                   --                  49                   61
Insurance operating costs and expenses                                               7                  88                   85
Other expenses                                                                       5                   7                    9
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                      154                 567                  609
          ----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                14                  35                   52
Income tax expense                                                                   4                   7                   19
--------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                10                  28                   33
--------------------------------------------------------------------------------------------------------------------------------
Less:     Net realized capital gains, after-tax                                      4                  11                   11
--------------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                     $     6            $     17              $    22
================================================================================================================================

The Other Operations segment, formerly International and Other Operations, consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd., headquartered in Bermuda; and Excess Insurance Company, Ltd, located in the United Kingdom. The main focus of these operations is the proper disposition of claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured prior to 1985. Also included in Other Operations are the Company's international property and casualty businesses.

During the fourth quarter 2001, the Company finalized a new management structure within its Other Operations segment that consolidates the management and claims handling responsibility of the Company's environmental and asbestos exposures. In addition, the Company consolidated its environmental and asbestos reserves into one legal entity within Other Operations. The transaction was accomplished through the use of an intercompany reinsurance agreement, and resulted in $602 of reserves, primarily related to environmental and asbestos exposures from 1986 and prior, being ceded from the Specialty Commercial segment to Other
Operations. There was no impact to the Company's consolidated financial condition or results of operations as a result of this transaction.

The Other Operations segment results include activity for the Company's international property and casualty businesses up until their dates of sale as discussed below. Products offered by these companies included property and casualty products in both personal and commercial lines as well as life insurance products and services designed to meet the needs of local customers. The sale of all of The Hartford's property and casualty international businesses continued the Company's strategic shift in its international operations to emphasize growth opportunities in asset accumulation business.

In September 2001, The Hartford entered into an agreement to sell its Singapore-based Hartford Insurance Company (Singapore), Ltd. The Company recorded a net realized capital loss of $9 after-tax related to the sale, which was recorded in the 2001 investment results of North American. The sale was completed in January 2002.

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. The Hartford received $29, before costs of sale and recorded a $16 after-tax net realized capital loss which was reported in the 2001 investment results of North American.

On December 22, 2000, The Hartford completed the sale of Zwolsche located in the Netherlands, Belgium and Luxembourg. The Hartford received $547, before costs of sale and recorded a $69 after-tax net realized capital gain which was reported in the 2000 investment results of North American.

2001 COMPARED TO 2000 -- Revenues were down $434, or 72%, and operating income was down $11, or 65%, primarily due to the sale of Zwolsche.

2000 COMPARED TO 1999 -- Revenues were down $59, or 9%, primarily due to lower earned premiums at Zwolsche. Operating income was down $5, or 23%, primarily due to a higher calendar year loss ratio in automobile business in Hartford Seguros and unfavorable foreign exchange impacts.

OUTLOOK

Except for the uncertainties related to dispute resolution, reinsurance collection and those discussed in the Environmental and Asbestos Claims section, management does not anticipate the future financial performance of Other
Operations to have a material effect on the future operating results of the Company.

--------------------------------------------------------------------------------
DEFERRED ACQUISITION COSTS
--------------------------------------------------------------------------------

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the significant estimates made includes those used in determining deferred policy acquisition costs. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5.0% - 8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

To date, our experience has generally been consistent or favorable to the assumptions used in determining DAC amortization. However, if we were to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative effect on the Company's reported earnings and stockholders' equity.

PROPERTY & CASUALTY

The Property & Casualty operations also incur costs related to the acquisition of new and renewal insurance policies. These costs include agent and broker commissions, premium taxes and certain other underwriting expenses. These costs are deferred and amortized over policy terms. Estimates of the present value of future revenues, including net investment income and tax benefits, are compared to estimates of the present value of future costs, including amortization of policy acquisition costs, to determine if the deferred acquisition costs are recoverable, and if not, they are charged to expense.

--------------------------------------------------------------------------------
RESERVES
--------------------------------------------------------------------------------

LIFE

In accordance with applicable insurance regulations under which Life operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts include provisions whereby a guaranteed death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. The Company records the death benefit costs, net of reinsurance, as they are incurred. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

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

PROPERTY & CASUALTY

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

As a result of September 11, the Company established estimated gross reserves of $1.1 billion and estimated net reserves of $556 related to property and casualty operations. This loss estimate includes coverages related to property, business interruption, workers' compensation and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Included in net reserves was an estimate of amounts recoverable under the Company's ceded reinsurance programs. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

The Hartford continually reviews the adequacy of its estimated claims and claim adjustment expense reserves on an overall basis. As additional experience and other relevant data become available, reserve levels are adjusted accordingly. Adjustments to previously established reserves, if any, will be reflected in the operating results of the period in which the adjustment is made. For the year ended December 31, 2001, there were no changes to these reserving assumptions that had a significant impact on the reserves or results of operations. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses. For a discussion of environmental and asbestos claims and the uncertainties related to these reserves, refer to the next section.

--------------------------------------------------------------------------------
ENVIRONMENTAL AND ASBESTOS CLAIMS
--------------------------------------------------------------------------------

The Hartford continues to receive claims that assert damages from environmental exposures and for injuries from asbestos and asbestos-related products, both of which affect the Property & Casualty operation. Environmental claims relate primarily to pollution and related clean-up costs. With regard to these claims, uncertainty exists which impacts the ability of insurers and reinsurers to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Hartford finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. The majority of environmental claims and many types of asbestos claims differ from any other type of contractual claims because there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers or reinsurers may be liable. Further uncertainty arises with environmental claims since claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain environmental exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. In light of the extensive claim settlement process for environmental and asbestos claims, which involves comprehensive fact gathering, subject matter expertise and intensive litigation, The Hartford established an environmental claims facility in 1992 to defend itself aggressively against unwarranted claims and to minimize costs.

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

The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with the United States exposures of The Hartford's Other Operations segment. The methodology utilized a ground-up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

In addition to estimating liabilities on reported environmental and asbestos claims, The Hartford estimated reserves for claims incurred but not reported. The IBNR reserve was estimated using information on reporting patterns of known insureds, characteristics of insureds such as limits exposed, attachment points and number of coverage years involved, third party costs and closed claims.

Included in The Hartford's analysis of environmental and asbestos exposures was a review of applicable reinsurance coverage. Reinsurance coverage applicable to the sample was used to estimate the reinsurance coverage that applied to the balance of the reported environmental and asbestos claims and to the IBNR estimates.

An international actuarial firm reviewed The Hartford's approach and concluded that the way the Company studied its exposures, the thoroughness of its analysis and the way The Hartford came to its estimates were reasonable and comprehensive. The Company believes that its methodology continues to be reasonable and comprehensive.

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the years ended December 31, 2001, 2000 and 1999, was as follows (net of reinsurance):


                                                                 ENVIRONMENTAL AND ASBESTOS
                                                             CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                    ------------------------------------------------------------------------------------------------
                                                 2001                             2000                             1999
                                    ------------------------------  -------------------------------  -------------------------------
                                    Environ.   Asbestos     Total    Environ.   Asbestos     Total    Environ.   Asbestos     Total
                                    ------------------------------------------------------------------------------------------------
Beginning liability                 $   911    $   572    $ 1,483    $   995    $   625    $ 1,620    $ 1,144    $   668    $ 1,812
Claims and claim
  adjustment expenses
  incurred [1]                           15         28         43          8          8         16          7          4         11
Claims and claim
  adjustment expenses
  paid                                 (172)       (84)      (256)       (92)       (61)      (153)      (156)       (47)      (203)
Other [2]                              (100)       100         --         --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
  ENDING LIABILITY [3]              $   654    $   616    $ 1,270    $   911    $   572    $ 1,483    $   995    $   625    $ 1,620
====================================================================================================================================

[1] For 2001, environmental and asbestos include $2 and $19, respectively, of incurred expenses related to the assumption of previously ceded reserves from commutations of reinsurance contracts.
[2]   2001 includes a $100 reclassification from environmental to asbestos.
[3] The ending liabilities are net of reinsurance on reported and unreported claims of $1,282, $1,506 and $1,524 for 2001, 2000 and 1999, respectively.
      As of December 31, 2001, 2000 and 1999, reserves for environmental and asbestos, gross of reinsurance, were $919 and $1,633, $1,483 and $1,506, and $1,609 and $1,535, respectively.

Actual claim settlements since 1996 have indicated that a smaller proportion of the total environmental and asbestos reserves should have originally been allocated to environmental, with a greater portion allocated to asbestos. As a result, during the fourth quarter of 2001, the Company reclassified $100 of environmental reserves to asbestos.

With the consolidation of The Hartford's environmental and asbestos liabilities into the Other Operations segment, as previously discussed in the Other Operations section, essentially all of the Company's environmental and asbestos reserves are held within Other Operations. The Hartford believes that the environmental and asbestos reserves, reported at December 31, 2001, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

Return on invested assets is an important element of The Hartford's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Net investment income and net realized capital gains and losses accounted for approximately 17% and 19% of the Company's consolidated revenues for the years ended December 31, 2001 and 2000, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 86% and 85% of the fair value of its invested assets as of December 31, 2001 and 2000, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company also invests in unaffiliated limited partnership arrangements in order to further diversify its investment portfolio. These limited partnerships represent approximately 3% of the fair value of its invested assets as of December 31, 2001 and 2000. Limited partnerships are typically less liquid than direct investments in fixed income or equity investments. Market volatility and other factors beyond the Company's control can adversely affect the value of these investments. Because the Company is a limited partner, its ability to control the timing or the realization of the related investment income is restricted.

A significant decrease in the fair value of any investment that is deemed other than temporary could result in the Company's recognition of a loss in its financial results prior to the actual sale of the investment.

The Hartford's  investment  portfolios  are divided  between Life and Property &
Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company ("HIMCO"), a wholly-owned subsidiary of The Hartford. HIMCO is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

LIFE

The primary investment objective of Life's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of corporate and policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life - Interest Rate Risk".

The following table identifies the invested assets by type held in the general account as of December 31, 2001 and 2000.


                                          COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                      2001                 2000
                                                                                 AMOUNT   PERCENT     AMOUNT    PERCENT
                                                                               -----------------------------------------
Fixed maturities, at fair value                                                $ 23,301      82.1%  $ 18,248       79.6%
Equity securities, at fair value                                                    428       1.5%       171        0.7%
Policy loans, at outstanding balance                                              3,317      11.7%     3,610       15.7%
Limited partnerships, at fair value                                                 811       2.9%       668        2.9%
Other investments                                                                   520       1.8%       242        1.1%
------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                            $ 28,377     100.0%  $ 22,939      100.0%
========================================================================================================================


During 2001, fixed maturity investments increased $5.1 billion as a result of the Fortis acquisition, increased operating cash flow and an increase in fair value due to a lower interest rate environment. The decrease in policy loans was primarily due to the decrease in leveraged COLI business, partially offset by policy loans acquired as a result of the Fortis acquisition. Policy loans are secured by the cash value of the associated life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table identifies, by type, the fixed maturity securities held in the general account as of December 31, 2001 and 2000.


                                            FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------
                                                                                    2001                    2000
                                                                          FAIR VALUE   PERCENT     FAIR VALUE   PERCENT
                                                                          ----------------------------------------------
Corporate                                                                  $  11,419      49.0%     $   7,663      42.0%
Asset-backed securities (ABS)                                                  3,427      14.7%         3,070      16.8%
Commercial mortgage-backed securities (CMBS)                                   3,029      13.0%         2,776      15.2%
Municipal - tax-exempt                                                         1,565       6.7%         1,390       7.6%
Mortgage-backed securities (MBS) - agency                                        981       4.2%           602       3.3%
Collateralized mortgage obligations (CMO)                                        767       3.3%           928       5.1%
Government/Government agencies - Foreign                                         390       1.7%           321       1.8%
Government/Government agencies - United States                                   374       1.6%           244       1.3%
Municipal - taxable                                                               47       0.2%            83       0.5%
Short-term                                                                     1,245       5.3%           975       5.3%
Redeemable preferred stock                                                        57       0.3%           196       1.1%
------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                  $  23,301     100.0%     $  18,248     100.0%
========================================================================================================================

During 2001, corporate and ABS fixed maturity investments increased due to the Fortis acquisition.

As of December 31, 2001 and 2000, approximately 21% and 22%, respectively, of Life's fixed maturities were invested in private placement securities (including 12% and 13% of Rule 144A offerings as of December 31, 2001 and December 31, 2000, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the operation's portfolio are rated by nationally recognized rating agencies. (For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".)

INVESTMENT RESULTS

The following table summarizes Life's investment results.

(before-tax)                                                                      2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                           $ 1,472             $ 1,284              $ 1,171
Policy loan income                                                                 307                 308                  391
                                                                               -------------------------------------------------
Net investment income - total                                                  $ 1,779             $ 1,592              $ 1,562
Yield on average invested assets [1]                                               7.0%                7.0%                 6.7%
Net realized capital losses                                                    $  (133)            $   (88)             $    (5)
================================================================================================================================

[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2001 COMPARED TO 2000 -- Net investment income, excluding policy loan income, increased $188, or 15%. The increase was primarily due to income earned on the previously discussed increase in fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Included in 2001 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $105, including a $37 loss related to securities issued by Enron Corporation. Also included in net realized capital losses is a $35 loss recognized on the sale of the Company's interest in an Argentine insurance joint venture, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

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

PROPERTY & CASUALTY

The investment objective for the majority of Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet corporate and policyholder obligations. For Property & Casualty's Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty's investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The following table identifies the invested assets by type held as of December 31, 2001 and 2000.


                                          COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                      2001                 2000
                                                                                 AMOUNT   PERCENT     AMOUNT    PERCENT
                                                                               -----------------------------------------
Fixed maturities, at fair value                                                $ 16,742      91.5%  $ 16,239       91.6%
Equity securities, at fair value                                                    921       5.0%       885        5.0%
Limited partnerships, at fair value                                                 561       3.0%       470        2.7%
Other investments                                                                    85       0.5%       131        0.7%
------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                            $ 18,309     100.0%  $ 17,725      100.0%
========================================================================================================================

During 2001, fixed maturity investments increased slightly, as a result of an increase in operating and financing cash flow and an increase in fair value due to a lower interest rate environment, partially offset by a decline in fixed maturities due to sales of international subsidiaries.

The following table identifies, by type, the fixed maturity securities held as of December 31, 2001 and 2000.


                                                    FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------
                                                                                   2001                    2000
                                                                          FAIR VALUE   PERCENT     FAIR VALUE   PERCENT
                                                                          ----------------------------------------------
Municipal - tax-exempt                                                     $  8,401       50.2%     $   8,527      52.5%
Corporate                                                                     4,179       25.0%         3,105      19.1%
Commercial mortgage-backed securities (CMBS)                                  1,145        6.8%         1,141       7.0%
Asset-backed securities (ABS)                                                   717        4.3%           760       4.7%
Government/Government agencies - Foreign                                        613        3.6%           682       4.2%
Mortgage-backed securities (MBS) - agency                                       381        2.3%           315       1.9%
Government/Government agencies - United States                                  201        1.2%            63       0.4%
Collateralized mortgage obligations (CMO)                                        97        0.6%           236       1.5%
Municipal - taxable                                                              47        0.3%            46       0.3%
Short-term                                                                      862        5.1%         1,120       6.9%
Redeemable preferred stock                                                       99        0.6%           244       1.5%
------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                  $ 16,742      100.0%     $  16,239     100.0%
========================================================================================================================

During  2001,   corporate  fixed  maturities   increased   primarily  due  to  a
reallocation from municipal tax-exempts, resulting from a strategy to invest in this sector during a period of wide credit spreads.

INVESTMENT RESULTS

The following table below summarizes Property & Casualty's investment results.

                                                                                  2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                            $   1,053           $   1,072           $    1,065
Net investment income, after-tax [1]                                         $     819           $     836           $      828
Yield on average invested assets, before-tax [2]                                   6.1%                6.2%                 6.1%
Yield on average invested assets, after-tax [1] [2]                                4.7%                4.9%                 4.6%
Net realized capital gains (losses), before-tax                              $    (103)          $     234           $       39
--------------------------------------------------------------------------------------------------------------------------------

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.
[2] Represents net investment income (losses) (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

2001 COMPARED TO 2000 -- Both before- and after-tax net investment income decreased 2% compared to the prior year. The decreases were primarily due to a reduction in investment income resulting from the sales of Zwolsche and Hartford Seguros, partially offset by higher income on taxable fixed maturities in the North American Property & Casualty operations. Yields on average invested assets declined slightly due to the lower interest rate environment.

Net realized capital losses were $103 compared to net realized capital gains of $234 for the prior year. The 2001 net realized capital losses included write-downs for other than temporary impairments of $61 on fixed maturities, including a $16 loss related to securities issued by Enron Corporation, and $30 on equities and other invested assets. An additional $7 of losses were sustained on sales of Enron Corporation common stock. Also included in 2001 net realized capital losses were losses generated from the sales of international subsidiaries of $54, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

2000 COMPARED TO 1999 -- Both before- and after-tax net investment income and yields were relatively flat compared to the prior year.

Net realized capital gains increased by $195 for 2000 primarily as a result of the $242 before-tax gain recognized on the sale of Zwolsche, partially offset by net realized capital losses in the investment portfolio.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity security investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity security investment's carrying values is reported in Corporate's net investment income. The total amount of before-tax amortization for the years ended December 31, 2001 and 2000 was $18 and $10, respectively. Also reported in Corporate as of December 31, 2001 and 2000 are $3 and $5, respectively, of fixed maturity security investments.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.6 billion and $104.3 billion as of December 31, 2001 and 2000, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $10.1 billion and $9.8 billion as of December 31, 2001 and 2000, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life - Interest Rate Risk."

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

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

The Company's derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts, and Property & Casualty by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

LIFE

As of December 31, 2001 and 2000, over 96% and 97%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). During 2001, the percentage of BBB rated fixed maturity investments increased due to the Fortis acquisition and the continued active management of the general account portfolios.


                                          FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------
                                                                                    2001                    2000
                                                                          FAIR VALUE   PERCENT     FAIR VALUE   PERCENT
                                                                          ----------------------------------------------
United States Government/Government agencies                               $  2,639        8.0%    $   2,329        8.4%
AAA                                                                           5,070       15.3%        4,896       17.6%
AA                                                                            3,644       11.0%        3,546       12.7%
A                                                                            11,528       34.8%        9,675       34.7%
BBB                                                                           7,644       23.1%        5,633       20.2%
BB & below                                                                    1,148        3.4%          708        2.5%
Short-term                                                                    1,470        4.4%        1,085        3.9%
------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                 $  33,143      100.0%    $  27,872      100.0%
========================================================================================================================

PROPERTY & CASUALTY

As of December 31, 2001 and 2000, over 94% and 95%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. During 2001, the percentage of BBB rated fixed maturity investments increased primarily due to the continued active management of the general account portfolios.


                                        FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------
                                                                                    2001                    2000
                                                                          FAIR VALUE   PERCENT     FAIR VALUE   PERCENT
                                                                          ----------------------------------------------
United States Government/Government agencies                               $    639        3.8%     $    516       3.2%
AAA                                                                           6,160       36.8%        6,414      39.5%
AA                                                                            3,126       18.7%        3,414      21.0%
A                                                                             3,193       19.1%        2,664      16.4%
BBB                                                                           1,876       11.2%        1,442       8.9%
BB & below                                                                      886        5.3%          669       4.1%
Short-term                                                                      862        5.1%        1,120       6.9%
------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                  $ 16,742      100.0%     $ 16,239     100.0%
========================================================================================================================

MARKET RISK

The Hartford has several objectives in managing market risk associated with Life and Property & Casualty. Life is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to that of corporate and policyholder obligations.

Life's fixed maturity portfolios have material market exposure to interest rate risk. Property & Casualty attempts to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet corporate and policyholder obligations. Property & Casualty has material exposure to interest rate and equity market risk. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Downward movement in market interest rates during 2001 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2000. However, The Hartford's asset allocation and its exposure to market risk as of December 31, 2001 have not changed materially from its position at December 31, 2000.

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

Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

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

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information on these strategies along with tables reflecting outstanding derivative instruments, see the Life and Property & Casualty discussions below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 2001 and 2000 totaled $11.2 billion and $8.8 billion, respectively.

The following discussions focus on the key market risk exposures within Life and Property & Casualty.

LIFE

Interest Rate Risk
------------------

Life's general account and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Life's profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins.

Life's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and Life's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. (For further discussion of the Company's risk management techniques to manage this market risk, see the "Asset and Liability Management Strategies Used to Manage Market Risk" discussed below.)

As described above, Life holds a significant fixed maturity portfolio that includes both fixed and variable rate securities. The following table reflects the principal amounts of Life's general and guaranteed separate accounts fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2001. Comparative totals are included as of December 31, 2000.

Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon ("WAC") on variable rate securities is based on spot rates as of December 31, 2001 and 2000, and is primarily based on London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Life investment portfolio.


                                                                                                              2001         2000
                                       2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                           $    17     $    34     $     9     $    52     $    17    $  2,795     $  2,924    $  1,458
  WAC                                     6.5%        5.2%        6.7%        8.2%        8.3%        3.8%         4.0%        5.5%
  Fair value                                                                                                  $  2,445    $  1,439
 Variable Rate
  Par value                           $    12     $    24     $     3     $    37     $     9    $    980     $  1,065    $  1,158
  WAC                                     4.0%        3.2%        3.8%        4.1%        5.7%        3.4%         3.4%        7.1%
  Fair value                                                                                                  $    972    $  1,075
---------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                           $ 2,531     $ 1,521     $ 1,304     $ 1,680     $ 1,934    $  9,275     $ 18,245    $ 14,699
  WAC                                     5.8%        6.7%        6.1%        7.4%        6.1%        6.1%         6.2%        6.1%
  Fair value                                                                                                  $ 17,424    $ 13,409
 Variable Rate
  Par value                           $   211     $   224     $    70     $   248     $    73    $    221     $  1,047    $  1,235
  WAC                                     4.6%        3.9%        5.2%        4.2%        7.7%        5.8%         4.9%        7.4%
  Fair value                                                                                                  $    947    $  1,108
---------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                           $   462     $   365     $   484     $   264     $   168    $    509     $  2,252    $  2,343
  WAC                                     6.9%        6.6%        6.3%        6.9%        6.5%        7.7%         6.9%        6.9%
  Fair value                                                                                                  $  2,234    $  2,342
 Variable Rate
  Par value                           $   276     $   305     $   380     $   343     $   212    $    880     $  2,396    $  2,124
  WAC                                     2.4%        2.8%        2.8%        2.7%        2.7%        2.9%         2.8%        7.3%
  Fair value                                                                                                  $  2,333    $  2,099
---------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                           $   104     $   116     $   110     $   102     $    95    $    441     $    968    $  1,098
  WAC                                     6.7%        6.1%        6.1%        6.1%        6.1%        6.5%         6.3%        6.4%
  Fair value                                                                                                  $    960    $  1,087
 Variable Rate
  Par value                           $     4     $     3     $     3     $     2     $     1    $      2     $     15    $    112
  WAC                                     7.9%        6.7%        6.6%        6.7%        6.7%        6.4%         6.9%        5.3%
  Fair value                                                                                                  $     16    $    101
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                           $    85     $    69     $   106     $    77     $   198    $  2,483     $  3,018    $  2,606
  WAC                                     7.0%        6.8%        7.1%        6.9%        7.3%        7.1%         7.1%        7.3%
  Fair value                                                                                                  $  3,123    $  2,674
 Variable Rate
  Par value                           $   274     $   289     $   242     $   137     $   118    $    441     $  1,501    $  1,730
  WAC                                     4.2%        4.1%        4.0%        5.7%        7.1%        7.9%         5.8%        7.9%
  Fair value                                                                                                  $  1,498    $  1,738
=================================================================================================================================


                                                                                                              2001         2000
                                       2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                           $ 159       $ 175       $ 158       $ 128       $ 104      $  444       $ 1,168       $ 792
  WAC                                   7.0%        6.9%        6.8%        6.8%        6.8%        6.7%          6.8%        7.2%
  Fair value                                                                                                  $ 1,189       $ 800
 Variable Rate
  Par value                           $  --       $  --       $  --       $  --       $  --      $    2       $     2       $   3
  WAC                                    --          --          --          --          --         5.4%          5.4%        7.0%
  Fair value                                                                                                  $     2       $   3
===================================================================================================================================

The table below provides information as of December 31, 2001 on debt obligations and trust preferred securities and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2000.


                                                                                                               2001         2000
                                       2002       2003       2004        2005       2006        THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                               $  --       $  --       $ 200       $  --      $  --       $  850       $  1,050     $ 650
  Weighted average interest rate          --          --         6.9%         --         --          7.4%           7.3%      7.4%
  Fair value                                                                                                   $  1,118     $ 658
TRUST PREFERRED SECURITIES [1]
 Fixed Rate
  Amount                               $  --       $  --       $  --       $  --      $  --       $  450       $    450     $ 250
  Weighted average interest rate          --          --          --          --         --          7.4%           7.4%      7.4%
  Fair value                                                                                                   $    461     $ 245
-----------------------------------------------------------------------------------------------------------------------------------

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end-user of derivatives, Life uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2001, notional amounts pertaining to derivatives totaled $9.9 billion ($8.2 billion related to insurance investments and $1.7 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $8.5 billion at December 31, 2000 ($6.5 billion related to insurance investments and $2.0 billion related to life insurance liabilities).

The  economic   objectives  and  strategies  for  which  the  Company   utilizes
derivatives are categorized as follows:

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2001 and 2000 were $320 and $144, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2001 and 2000 were $1.7 billion and $2.0 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective, prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2001 and 2000 were $6.8 billion and $5.4 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2001 and 2000 were $1.1 and $1.0 billion, respectively.

The following tables provide information as of December 31, 2001 with comparative totals for December 31, 2000 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.



                                                                                                                2001         2000
INTEREST RATE SWAPS                       2002       2003        2004        2005       2006     THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                        $   90      $ 198       $    35     $ 140       $  50     $   794     $  1,307    $  1,031
  Weighted average pay rate                5.9%       5.1%          6.1%      7.5%        6.7%        7.0%         6.5%        6.6%
  Weighted average receive rate            2.1%       2.3%          2.2%      2.2%        2.4%        2.2%         2.2%        6.8%
  Fair value                                                                                                  $    (65)   $    (43)
Pay Variable/Receive Fixed
  Notional value                        $  204      $ 518       $ 1,299     $ 935       $ 797     $ 1,327     $  5,080    $  4,886
  Weighted average pay rate                2.1%       2.0%          2.2%      2.1%        2.0%        2.1%         2.1%        7.0%
  Weighted average receive rate            5.9%       5.4%          5.6%      6.0%        5.7%        6.3%         5.8%        6.6%
  Fair value                                                                                                  $    194    $     78
Pay Variable/Receive Different Variable
  Notional value                        $    5      $   2       $   150     $  11       $  --     $   251     $    419    $    278
  Weighted average pay rate                5.4%       2.2%          3.3%      4.0%         --         3.1%         3.2%        6.6%
  Weighted average receive rate            3.0%       1.9%          3.0%      1.2%         --         5.5%         4.4%        4.9%
  Fair value                                                                                                  $    (48)   $     (1)
===================================================================================================================================


                                                                                                              2001         2000
INTEREST RATE CAPS - LIBOR BASED       2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                      $ 10        $ 54        $ --        $ 77       $ --        $  30        $ 171        $ 171
  Weighted average strike rate
   (8.0 - 9.9%)                        8.9%        8.5%         --         8.4%        --          8.3%         8.5%         8.5%
  Fair value                                                                                                  $   1        $   1
  Notional value                      $ 19        $ --        $ --        $ --       $ --        $  --        $  19        $  19
  Weighted average strike rate
   (10.0 - 11.9%)                     10.1%         --          --          --         --           --         10.1%        10.1%
  Fair value                                                                                                  $  --        $  --
===================================================================================================================================


                                                                                                            2001         2000
INTEREST RATE CAPS - CMT BASED [1]     2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                      $ --       $ 250       $ --         $ 250      $ --        $ --         $ 500        $ 500
  Weighted average strike rate
   (8.0 - 9.9%)                         --         8.7%        --           8.7%       --          --           8.7%         8.7%
  Fair value                                                                                                  $   3        $  --
===================================================================================================================================

[1]   CMT represents the Constant Maturity Treasury Rate.


                                                                                                            2001         2000
INTEREST RATE FLOORS - LIBOR BASED     2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                      $ --        $ --       $ 27        $ --       $ --        $ --         $  27        $  27
  Weighted average strike rate
   (6.0 - 7.9%)                         --          --        7.9%         --         --          --           7.9%         7.9%
  Fair value                                                                                                 $   3        $   2
Issued
  Notional value                      $ 28        $ 54       $ 34        $ 77       $ --        $ --         $ 193        $ 193
  Weighted average strike rate
   (4.0 - 5.9%)                        5.3%        5.4%       5.3%        5.3%        --          --           5.3%         5.3%
  Fair value                                                                                                 $  (8)       $  (2)
  Notional value                      $ --        $ --       $ 27        $ --       $ --        $ --         $  27        $  27
  Weighted average strike rate
   (6.0 - 7.9%)                         --          --        7.8%         --         --          --           7.8%         7.8%
  Fair value                                                                                                 $  (3)       $  (2)
===================================================================================================================================


                                                                                                              2001         2000
INTEREST RATE FLOORS - CMT BASED [1]   2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                       $  --       $ 150       $  --       $  --      $  --       $  --        $ 150        $ 150
  Weighted average strike rate
   (4.0 - 5.9%)                           --         5.5%         --          --         --          --          5.5%         5.5%
  Fair value                                                                                                   $   5        $   3
===================================================================================================================================

[1]   CMT represents the Constant Maturity Treasury Rate.


                                                                                                            2001         2000
INTEREST RATE FUTURES                  2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Long
  Contract amount/notional             $ 266      $ --       $ --        $ --       $ --        $ --         $ 266        $ 198
  Weighted average settlement price    $ 105      $ --       $ --        $ --       $ --        $ --         $ 105        $ 105
Short
  Contract amount/notional             $  25      $ --       $ --        $ --       $ --        $ --         $  25        $  59
  Weighted average settlement price    $ 105      $ --       $ --        $ --       $ --        $ --         $ 105        $ 105
===================================================================================================================================


                                                                                                            2001         2000
OPTION CONTRACTS                       2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Long
  Contract amount/notional             $ --        $ 119       $ 107       $  45      $  324      $  128      $  723       $  589
  Fair value                                                                                                      28       $    6
Short
  Contract amount/notional             $ 39        $ 178       $ 427       $ 137      $  245      $   30      $1,056       $  362
  Fair value                                                                                                  $  (61)      $  (40)
===================================================================================================================================

Currency Exchange Risk
----------------------

As of December 31, 2001, Life had immaterial currency exposures resulting from its international operations.

Life Product Liability Characteristics
--------------------------------------

Life's product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance.

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

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period.
Product examples include universal life contracts and the general account portion of Life's variable annuity products. Liability duration is short- to intermediate-term.

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

Management  of  the  duration  of  investments   with  respective   policyholder
obligations is an explicit objective of Life's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2001 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2000.


(dollars in billions)
                                                                                                              2001         2000
DESCRIPTION [1]                        2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles $ 1.0      $  1.3      $  2.9      $  3.0      $ 2.3       $ 5.3       $ 15.8      $ 10.4
  Weighted average credited rate         5.3%        5.5%        6.5%        6.1%       5.7%        5.8%         5.9%        6.7%
Indexed asset accumulation vehicles    $ 0.6      $  0.1      $   --      $   --      $  --       $ 0.1       $  0.8      $  0.7
  Weighted average credited rate         6.5%        6.5%         --          --         --         6.5%         6.5%        6.3%
Interest credited asset accumulation
    vehicles                           $ 4.7      $  0.5      $  0.5      $  0.2      $ 0.2       $ 2.0       $  8.1      $ 10.1
  Weighted average credited rate         6.2%        4.6%        4.5%        5.5%       5.5%        5.4%         5.7%        5.9%
Long-term pay out liabilities          $ 1.0      $  0.5      $  0.7      $  0.6      $ 0.5       $ 5.3       $  8.6      $  6.5
Short-term pay out liabilities         $ 0.9      $  0.1      $   --      $   --      $  --       $  --       $  1.0      $  0.9
===================================================================================================================================

[1] As of December 31, 2001 and 2000, the fair values of Life's investment contracts, including guaranteed separate accounts, were $26.0 billion and $21.4 billion, respectively.

Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by Life, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following table.

                                 Change in Net Economic Value
                                   2001                 2000
                            ------------------------------------------
Basis point shift            - 100      + 100      - 100     + 100
----------------------------------------------------------------------
 Amount                       $  6       $ (31)      $ (15)     $ (27)
 Percent of liability value   0.03%      (0.16)%     (0.09)%    (0.16)%
======================================================================

These fixed liabilities represented about 61% and 60% of Life's general and guaranteed separate account liabilities at December 31, 2001 and 2000, respectively. The remaining liabilities generally allow Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

PROPERTY & CASUALTY

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt and trust preferred securities issued. Derivative instruments are used to manage interest rate risk and had a total notional amount as of December 31, 2001 and 2000 of $1.3 billion and $318, respectively.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2001, are reflected in the following table. Comparative totals are included as of December 31, 2000. Expected maturities differ from contractual maturities due to call or prepayment provisions. The WAC on variable rate securities is based on spot rates as of December 31, 2001 and 2000, and is based primarily on LIBOR. Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed, as they were immaterial to Property & Casualty's investment portfolio.


                                                                                                              2001         2000
                                       2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                          $     14    $   12      $   53      $  148      $  273    $ 7,124     $  7,624      $  7,311
  WAC                                     5.9%      5.8%        5.7%        5.6%        5.5%       5.3%         5.3%          5.4%
 Variable Rate
  Par value                          $      1    $    1      $    1      $   15      $    5    $   243     $    266      $    282
  WAC                                     4.0%      4.0%        4.0%        6.6%        6.1%       5.3%         5.4%          6.5%
  Fair value                                                                                               $    214      $    227
---------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                          $  1,050    $  311      $  465      $  566      $  743    $ 3,278     $  6,413      $  6,175
  WAC                                     5.9%      6.5%        6.8%        7.0%        6.2%       6.4%         6.4%          6.2%
  Fair value                                                                                               $  6,297      $  5,967
 Variable Rate
  Par value                          $     38    $    2      $   51      $    1      $    1    $   175     $    268      $    128
  WAC                                     4.9%      5.4%        3.2%        5.0%        5.2%       5.2%         4.8%          4.8%
  Fair value                                                                                               $    231      $     88
---------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                          $     51    $   59      $   75      $   95      $   64    $   226     $    570      $    626
  WAC                                     8.0%      7.2%        6.5%        6.6%        7.0%       7.7%         7.2%          7.4%
  Fair value                                                                                               $    549      $    620
 Variable Rate
  Par value                          $     10    $    5      $   39      $    9      $   19    $   109     $    191      $    155
  WAC                                     5.0%      3.7%        2.9%        3.3%        3.1%       4.1%         3.8%          7.9%
  Fair value                                                                                               $    168      $    141
---------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                          $     15    $   14      $   18      $   12      $    7    $    21     $     87      $    222
  WAC                                     6.9%      6.9%        7.1%        7.0%        6.9%       6.2%         6.8%          6.6%
  Fair value                                                                                               $     88      $    219
 Variable Rate
  Par value                          $      1    $    1      $    1      $    1      $    1    $     3     $      8      $     18
  WAC                                    15.5%     15.4%       15.3%       15.1%       15.0%      14.4%        15.1%          5.6%
  Fair value                                                                                               $      9      $     17
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                          $     19    $   14      $   19      $   10      $   19    $   626     $    707      $    689
  WAC                                     7.0%      6.7%        7.1%        7.1%        7.4%       7.1%         7.1%          7.2%
  Fair value                                                                                               $    728      $    697
 Variable Rate
  Par value                          $     84    $   76      $   34      $   47      $   21    $   148     $    410      $    441
  WAC                                     4.2%      4.2%        6.0%        6.3%        7.9%       8.3%         6.2%          8.1%
  Fair value                                                                                               $    417      $    444
---------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                          $     47    $   51      $   49      $   39      $   33    $   160     $    379      $    313
  WAC                                     6.8%      6.7%        6.6%        6.6%        6.6%       6.6%         6.6%          7.2%
  Fair value                                                                                               $    381      $    315
=================================================================================================================================

The following table provides information as of December 31, 2001 on interest rate swaps used to manage interest rate risk on fixed maturities and trust preferred securities and presents notional amounts with weighted average pay and receive rates by maturity year. Comparative totals are included as of December 31, 2000. The weighted average rates are based on spot rates as of December 31, 2001 and 2000.

                                                                                                              2001         2000
INTEREST RATE SWAPS                    2002       2003       2004        2005       2006       THEREAFTER     TOTAL        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed
  Notional value                       $  10       $ --        $ 35        $ --       $ --      $  500       $ 545       $    45
  Weighted average pay rate              2.0%        --         2.0%         --         --         3.2%        3.1%          6.7%
  Weighted average receive rate          6.5%        --         6.7%         --         --         7.5%        7.4%          6.7%
  Fair value                                                                                                 $ (29)      $     1
Pay Variable/Receive Different Variable
  Notional value                       $ 226       $ --        $ --        $ --       $ --      $  230       $ 456       $   273
  Weighted average pay rate              1.8%        --          --          --         --         3.1%        2.5%          6.5%
  Weighted average receive rate          6.7%        --          --          --         --         5.5%        6.1%          6.9%
  Fair value                                                                                                 $ (54)      $     5
=================================================================================================================================

Property & Casualty uses option contracts to hedge fixed maturity investments that totaled $252 in notional value and $1 in carrying value as of December 31, 2001. There were no option contracts in use as of December 31, 2000.

The table below provides information as of December 31, 2001 on debt obligations and trust preferred securities and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2000.


                                                                                                            2001         2000
                                       2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
  Fixed Rate
    Amount                            $ 599       $  --       $  --       $  --      $  --    $   --       $  599       $   235
    Weighted average interest rate      4.2%         --          --          --         --        --          4.2%          8.1%
    Fair value                                                                                             $  607       $   238
LONG-TERM DEBT
  Fixed Rate
    Amount                            $  --       $  --       $  --       $  --      $  --    $  400       $  400       $   700
    Weighted average interest rate       --          --          --          --         --       6.8%         6.8%          6.6%
    Fair value                                                                                             $  401       $   689
TRUST PREFERRED SECURITIES [1]
  Fixed Rate
    Amount                            $  --       $  --       $  --       $  --      $  --    $1,000       $1,000       $ 1,000
    Weighted average interest rate       --          --          --          --         --       7.6%         7.6%          8.0%
    Fair value                                                                                             $  968       $   988
=================================================================================================================================

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

The following table reflects equity securities owned at December 31, 2001 and 2000, grouped by major market type.

                                2001                  2000
                        -------------------------------------------
                        FAIR VALUE   PERCENT   FAIR VALUE  PERCENT
--------------------------------------------------------------------
EQUITY SECURITIES
 Domestic
   Large cap            $   393         42.7%    $   521       58.9%
   Midcap/small cap         342         37.1%        179       20.2%
 Foreign
   EAFE [1]/ Canadian       184         20.0%        185       20.9%
   Emerging                   2          0.2%         --         --
--------------------------------------------------------------------
     TOTAL              $   921        100.0%    $   885      100.0%
====================================================================
[1]   Europe, Australia, Far East countries index.

Currency Exchange Risk
----------------------

As of December 31, 2001, Property & Casualty had immaterial currency exposures resulting from its international operations.

Currency exchange risk also exists with respect to investments in foreign equity securities. Forward foreign contracts with a notional amount of $7 and $8 were used to manage this risk at December 31, 2001 and 2000, respectively.

CORPORATE

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Corporate relates to the debt issued in connection with The HLI Repurchase. Corporate also has $3 in fixed maturity security investments that represent an immaterial interest rate exposure.

The table below provides information as of December 31, 2001 on Corporate's debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year.

                                                                                                            2001         2000
                                       2002       2003       2004        2005       2006     THEREAFTER     TOTAL        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
Fixed Rate
  Amount                              $  --       $  --       $  --       $ 250      $  --       $  275       $ 525        $  525
  Weighted average interest rate         --          --          --         7.8%        --          7.9%        7.8%          7.8%
  Fair value                                                                                                  $ 563        $  554
=================================================================================================================================

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------



Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford as of December 31, 2001 and 2000 consisted of debt and equity, and as of December 31, 1999 also consisted of minority interest, summarized as follows:

                                                                                                  AS OF DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                          2001            2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                        $   599          $   235         $     31
Long-term debt                                                                           1,965            1,862            1,548
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debentures (trust preferred securities)      1,412            1,243            1,250
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                        $ 3,976          $ 3,340         $  2,829
     -------------------------------------------------------------------------------------------------------------------------------
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY [1]                                  $    --          $    --         $    491
     -------------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain (loss) on securities and other, net of tax [2]        $ 8,344          $ 6,967         $  5,664
Unrealized gain (loss) on securities and other, net of tax [2]                             669              497             (198)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        $ 9,013          $ 7,464         $  5,466
     -------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION [3]                                                          $12,320          $10,307         $  8,984
     -------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [3] [4]                                                                     48%              48%              50%
Debt to capitalization  [3] [4]                                                             32%              32%              31%
====================================================================================================================================

[1] Excludes unrealized gain (loss) on securities, net of tax, of $(62) as of December 31, 1999.
[2] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[3]   Excludes unrealized gain (loss) on securities, net of tax.
[4] Excluding trust preferred securities, the debt to equity ratio was 31%, 30% and 28%, and the debt to capitalization ratio was 21%, 20% and 18% as of December 31, 2001, 2000 and 1999, respectively.

CONTRACTUAL OBLIGATION AND COMMITMENTS

The following table identifies the Company's contractual obligations by payment due period.

                                       2002       2003       2004        2005       2006     THEREAFTER     TOTAL
---------------------------------------------------------------------------------------------------------------------
Short-term debt                       $ 599        $  --     $  --      $  --        $  --    $    --      $   599
Long-term debt                           --           --       200        250           --      1,525        1,975
Trust preferred securities               --           --        --         --           --      1,450        1,450
---------------------------------------------------------------------------------------------------------------------
Total debt                            $ 599        $  --     $ 200      $ 250        $  --    $ 2,975      $ 4,024
Operating leases                        131          112        98         84           69        194          688
---------------------------------------------------------------------------------------------------------------------
Total contractual obligations         $ 730        $ 112     $ 298      $ 334        $  69    $ 3,169      $ 4,712
=====================================================================================================================

In addition to the  contractual  obligations  above,  The  Hartford  had certain unfunded commitments at December 31, 2001 to fund limited partnership investments totaling $375. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

ACQUISITIONS

Fortis

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was recorded as a purchase transaction.

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock issuance (10 million shares
   @ $64.00 per share), net of transaction costs       $    615
Long-term notes:
   $400  7.375% notes due March 1, 2031                     400
Trust preferred securities:
  $200  7.625% Trust Preferred Securities (Series B)
  due February 15, 2050                                     200
-----------------------------------------------------------------------
     Consideration raised                              $  1,215
=======================================================================

For a further discussion of the Fortis Acquisition, see Note 18(a) of Notes to Consolidated Financial Statements.

HLI Repurchase

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. The HLI Repurchase was recorded as a purchase transaction.

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock from treasury (7.25 million shares
  @ $54.90 per share)                                     $    398
Long-term notes:
   $250  7.75% notes due June 15, 2005                         244
   $275  7.90% notes due June 15, 2010                         272
Commercial paper                                               400
-----------------------------------------------------------------------
     Consideration raised                                    1,314
Other, including conversion of HLI employee
   stock options and restricted shares                         102
-----------------------------------------------------------------------
     Total consideration                                  $  1,416
-----------------------------------------------------------------------

For a further discussion of the HLI Repurchase, see Note 16 of Notes to Consolidated Financial Statements.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain (loss) on securities and other, net of tax, increased by $2.0 billion as of December 31, 2001 compared to December 31, 2000. This change was primarily the result of earnings and financing activities related to Fortis and September 11, partially offset by dividends declared.

The Hartford's total capitalization, excluding unrealized gain (loss) on securities and other, net of tax, increased by $1.3 billion as of December 31, 2000 compared to December 31, 1999. This change was primarily the result of earnings and financing activities related to The HLI Repurchase, partially offset by dividends declared and the effect of treasury stock acquired in the first quarter of 2000.

SHELF REGISTRATION

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2001, HLI had $1.0 billion remaining on its shelf.

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus, as amended on January 31, 2001, for the potential offering and sale of up to $2.6 billion in debt and equity securities. As of December 31, 2001, The Hartford had $1.1 billion remaining on its shelf.

For a further discussion of the shelf registration statements, see Note 6 of Notes to Consolidated Financial Statements.

DEBT

The Hartford has a commercial paper program which allows the Company to borrow up to a maximum amount of $2.0 billion in short-term commercial paper notes. As of December 31, 2001, the Company had $299 of outstanding borrowings under the program.

Effective June 20, 2001, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of December 31, 2001, there were no outstanding borrowings under the facility.

HLI has a commercial paper program which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2001, HLI had no outstanding borrowings under the program.

As of December 31, 2001, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. As of December 31, 2001, there were no outstanding borrowings under the facility.

On December 1, 2001, The Hartford's 8.3% medium term notes became due. The Company borrowed $200 under its commercial paper program to retire the debt.

On March 1, 2001, HLI issued and sold $400 of senior debt securities to partially finance the Fortis acquisition.

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt. On June 23, 2000, The Hartford issued $400 of commercial paper. Proceeds from the debt issuances were used to partially fund The HLI Repurchase. The Company used proceeds from the sale of Zwolsche to pay off the $400 of commercial paper on December 29, 2000.

For additional information regarding debt, see Note 6 of Notes to Consolidated Financial Statements.

COMPANY  OBLIGATED  MANDATORILY  REDEEMABLE  PREFERRED  SECURITIES OF SUBSIDIARY
TRUSTS  HOLDING  SOLELY  JUNIOR   SUBORDINATED   DEBENTURES   (TRUST   PREFERRED
SECURITIES)

On December 31, 2001, The Hartford redeemed its 20,000,000 Series B, 8.35% Cumulative Quarterly Income Preferred Securities due October 30, 2026 for $500. The Company used proceeds from its October 26, 2001 issuance of 7.45% Trust Originated Preferred Securities, Series C to redeem the securities.

On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000, 7.45% Trust Originated Preferred Securities, Series C and received proceeds before underwriting expenses of $500.

On March 6, 2001, HLI issued and sold $200 of trust preferred securities to partially finance the Fortis acquisition.

For a further discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures, see Note 7 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock - As a result of September 11, on October 22, 2001, The Hartford issued 7.0 million shares of common stock pursuant to an underwritten offering for net proceeds of $400.

Issuance of common stock-Fortis Financial Group acquisition - On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering for net proceeds of $615 to partially fund the Fortis Financial Group acquisition.

Issuance of common stock from  treasury - On June 8, 2000,  The Hartford  issued
7.25 million shares of common stock in a block trade to Goldman, Sachs & Co. for $398. The shares were issued out of treasury. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase.

Dividends  -  The  Hartford   declared  $242  and  paid  $235  in  dividends  to
shareholders in 2001, declared $214 and paid $210 in 2000 and declared $209 and paid $207 in 1999.

On October 18, 2001, The Hartford's Board of Directors declared a quarterly dividend of $0.26 per share payable on January 2, 2002 to shareholders of record as of December 3, 2001. The dividend represented a 4% increase from the prior quarter.

Treasury Stock - In October 1999, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock. This repurchase authorization was effective in November 1999 and covers a three-year period. On the first two trading days following September 11, The Hartford repurchased 0.1 million shares of its common stock in the open market at a total cost of $7. These were the Company's only repurchases in 2001. Since the inception of the 1999 repurchase program, The Hartford has repurchased 6.1 million shares at a total cost of $250. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans.

Unrealized Gain (Loss) and Other - Unrealized gain (loss) on securities and other, net of tax, increased by $172 as of December 31, 2001 compared to December 31, 2000. The change resulted primarily from the impact of decreased interest rates on the fixed maturity portfolio and the net gain on cash-flow hedging instruments.

For additional information on stockholders' equity, see Note 8 of Notes to Consolidated Financial Statements.

RATINGS

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of February 28, 2002.

--------------------------------------------------------------------
                             A.M.             STANDARD
                             BEST    FITCH    & POOR'S     MOODY'S
--------------------------------------------------------------------
Insurance Ratings:
Hartford Fire                 A+       AA        AA         Aa3
Hartford Life Insurance
  Company                     A+       AA+       AA         Aa3
Hartford Life & Accident      A+       AA+       AA         Aa3
Hartford Life & Annuity       A+       AA+       AA         Aa3
--------------------------------------------------------------------
OTHER RATINGS:
The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+       A+        A          A2
   Commercial paper           AMB-1    F-1       A-1        P-1
Hartford Capital I
 quarterly income
 preferred securities [1]     a-       A         BBB+       A3
Hartford Capital III trust
 originated preferred
 securities [1]               a-       A         BBB+       A3
Hartford Life, Inc.:
   Senior debt                a+       A+        A          A2
   Commercial paper           --       F-1       A-1        P-1
Hartford Life, Inc.:
   Capital I and II trust
   preferred securities [1]   a-       A         BBB+       A3
--------------------------------------------------------------------
[1] In 2001, Moody's Investor Service recalibrated its rating scale for preferred stock and subordinated bonds to increase comparability of credit risk assessments across sectors of fixed income markets globally. The recalibration represents a change in Moody's overall rating system for preferred stocks and subordinated bonds but not a change in its risk assessment of an issuer's fundamental credit quality. The Company's preferred securities ratings were changed from A2 to A3 as a result of the recalibration.

Ratings are an important factor in establishing the competitive position of an insurance company such as The Hartford. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed.

As a result of September 11 and subsequent reviews by major independent rating agencies, all insurance financial strength and debt ratings of The Hartford were reaffirmed. However, negative outlooks were placed upon the debt ratings of the Company by Moody's and the property and casualty financial strength rating by Standard & Poor's. All other ratings were reaffirmed with stable outlooks.

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facility. The principal sources of operating funds are premiums and investment income as well as maturities and sales of invested assets. The Hartford Financial Services Group, Inc. is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt, pay dividends on its common stock and pay certain business expenses.

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

As of December 31, 2001, the maximum amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. from its insurance subsidiaries in 2002, without prior regulatory approval, is $577.

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

FUTURE TERRORISM EXPOSURES

The September 11 terrorist attack had a significant impact on The Hartford and the insurance industry as a whole. Since that time, The Hartford has taken steps to limit future exposure to terrorist acts. These steps include attaching terrorist exclusions to our policies wherever possible and identifying and managing concentrated exposures by location and dividing the exposures into terrorism risk classes. The Hartford and the industry continue to support the development of Federal legislation to provide a federal insurance program, which would help share in potential losses from terrorism. However, in the absence of a federally backed capital resource or availability of adequate reinsurance coverage and despite the steps already taken to limit exposure, The Hartford may not have the capacity to cover future large-scale terrorist acts such as nuclear, chemical or biological attacks. In addition, losses related to future terrorist attacks could negatively impact the Company's financial strength and debt ratings. As a result, any losses related to future terrorist attacks could have a material impact to the liquidity, financial condition and results of operation of The Hartford.

CASH FLOW

--------------------------------------------------------------------
                                2001        2000         1999
--------------------------------------------------------------------
 Net cash provided by
  operating activities        $  2,303    $  2,435     $    954
 Net cash provided by (used
  for) investing activities   $ (5,536)   $ (2,164)    $  2,216
 Net cash provided by (used
  for) financing activities   $  3,365    $   (208)    $ (3,104)
 Cash - end of year           $    353    $    227     $    182
====================================================================

2001 COMPARED TO 2000 -- The increase in cash from financing activities was the result of current year proceeds on investment type contracts versus the prior year disbursements for investment type contracts and financing activities related to Fortis and September 11. Cash provided by financing and operating activities accounted for the majority of the change in cash for investing activities. Cash flows from operating activities were comparable with prior year.

2000 COMPARED TO 1999 -- The increase in operating cash flow was primarily the result of growth in Life business, along with favorable underwriting cash flows in Property & Casualty. The decrease in cash used for financing activities was attributable to net financing for The HLI Repurchase as well as a lower level of disbursements for investment type contracts related to the leveraged block of COLI business. The financing activities, along with the increase in cash provided by operating activities, accounted for the change in cash from investing activities.

Operating cash flows in each of the last three years have been more than adequate to meet liquidity requirements.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2001, each of The Hartford's insurance subsidiaries within Life and Property & Casualty had more than sufficient capital to meet the NAIC's RBC requirements.

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

Enactment of the Financial Services Modernization Act at the federal level has also focused renewed attention on state regulation of insurance. Elements of the insurance industry are involved in a countrywide initiative to streamline regulatory procedures, either through the modification of rate and form filing requirements or Congressional adoption of optional federal charter legislation.

Federal measures which have been previously considered or enacted by Congress and which, if revisited, could affect the insurance business, include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which changes could have an impact on the relative desirability of various personal investment vehicles. Legislation to restructure the social security system, expand private pension plans, and create new retirement savings incentives also may be considered. It is too early to determine the future disposition of any of these proposals. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

Congress is expected to continue considering terrorism insurance backstop legislation and proposals to moderate the business community's asbestos exposure. Both have the potential to reduce claim exposures; however, enactment of such legislation may not occur in the current Congress. Proposed legislation to reduce abusive class-action lawsuits would also have a beneficial impact, but prospects for near-term enactment are likewise uncertain. So-called "patient protection" legislation introduced in Congress and passed in many states includes provisions permitting lawsuits against health maintenance organizations ("HMOs") for denial of coverage. Although the Company is not a health insurer or health care provider, passage of such legislation could affect medical claim costs to the extent that HMOs were constrained from actively managing care.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $6 in 2001, $2 in 2000 and $4 in 1999.

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. As of December 31, 2001, the impact of applying the new guidance resulted in a benefit of approximately $400 in statutory surplus.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its existing, exclusive contract with one such third party, Putnam Mutual Funds Corp. ("Putnam") to eliminate the exclusivity provision which allowed both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam related products.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2002 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Directors and Nominees" and "Stock Ownership of Directors, Executive Officers and Certain Shareholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. Additional information required by Item 10 regarding The Hartford's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of The Hartford" and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:
      1.    CONSOLIDATED   FINANCIAL  STATEMENTS.   See  Index  to  Consolidated
            Financial Statements elsewhere herein.
      2.    CONSOLIDATED   FINANCIAL   STATEMENT   SCHEDULES.   See   Index   to
            Consolidated Financial Statement Schedules elsewhere herein.
      3.    EXHIBITS. See Exhibit Index elsewhere herein.
(b) Reports on Form 8-K - The Hartford has filed 3 reports on Form 8-K during the quarter ended December 31, 2001.
(c)   See Item 14(a)(3).
(d)   See Item 14(a)(2).

Shareholders may receive, without charge, a copy of the documents filed with the Securities and Exchange Commission as exhibits to this report by submitting a written request to the Investor Relations Department at the following address:
The Hartford Financial Services Group, Inc. 690 Asylum Avenue, Hartford, CT 06115 or by calling (888) 322-8444.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                         Page(s)
Report of Management                                                      F-1
Report of Independent Public Accountants                                  F-2
Consolidated Statements of Income for the three years
  ended December 31, 2001                                                 F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000              F-4
Consolidated Statements of Changes in Stockholders' Equity for
  the three years ended December 31, 2001                                 F-5-6
Consolidated Statements of Cash Flows for the three years ended
  December 31, 2001                                                       F-7
Notes to Consolidated Financial Statements                                F-8-35
Summary of Investments - Other Than Investments in Affiliates             S-1
Condensed Financial Information of The Hartford Financial
  Services Group, Inc.                                                    S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental Information Concerning Property and Casualty
  Insurance Operations                                                    S-6


                              REPORT OF MANAGEMENT


The management of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operations, and that any other information contained in the Annual Report is consistent with the financial statements.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE HARTFORD FINANCIAL SERVICES GROUP, INC.:

We have audited the accompanying Consolidated Balance Sheets of The Hartford Financial Services Group, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1(b) to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives and hedging activities. Effective April 1, 2001, the Company changed its method of accounting for recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets.

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

Hartford, Connecticut
January 28, 2002

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME



                                                                                      For the years ended December 31,
                                                                           -----------------------------------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                          2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Earned premiums                                                          $     9,409         $     8,941          $     8,342
  Fee income                                                                     2,633               2,484                2,105
  Net investment income                                                          2,850               2,674                2,627
  Other revenue                                                                    491                 459                  420
  Net realized capital gains (losses)                                             (236)                145                   34
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                         15,147              14,703               13,528
         -----------------------------------------------------------------------------------------------------------------------
BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                 9,764               8,419                7,902
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                            2,214               2,213                2,011
  Insurance operating costs and expenses                                         2,037               1,958                1,779
  Goodwill amortization                                                             60                  28                   10
  Other expenses                                                                   718                 667                  591
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                    14,793              13,285               12,293
         -----------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES,  MINORITY INTEREST,
          EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING
          CHANGES                                                                  354               1,418                1,235
Income tax expense (benefit)                                                      (195)                390                  287
--------------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE MINORITY INTEREST, EXTRAORDINARY ITEM AND
          CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  549               1,028                  948
Minority interest in consolidated subsidiary                                        --                 (54)                 (86)
Extraordinary loss from early retirement of debt, net of tax                        (8)                 --                   --
Cumulative effect of accounting changes, net of tax                                (34)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                        $       507           $     974           $      862
         =======================================================================================================================
BASIC EARNINGS PER SHARE
  Income before extraordinary item and cumulative effect of
    accounting changes                                                     $      2.31           $    4.42           $     3.83
  Extraordinary loss from early retirement of debt, net of tax                   (0.04)                 --                   --
  Cumulative effect of accounting changes, net of tax                            (0.14)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      2.13           $    4.42           $     3.83

DILUTED EARNINGS PER SHARE
  Income before extraordinary item and cumulative effect of
    accounting changes                                                     $      2.27           $    4.34           $     3.79
  Extraordinary loss from early retirement of debt, net of tax                   (0.03)                 --                   --
  Cumulative effect of accounting changes, net of tax                            (0.14)                 --                   --
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      2.10           $    4.34           $     3.79
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                       237.7               220.6                224.9
Weighted average common shares outstanding and dilutive potential
  common shares                                                                  241.4               224.4                227.5
--------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                          $      1.01           $    0.97           $     0.92
================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                      As of December 31,
                                                                                                    -----------------------
(In millions, except for share data)                                                                   2001         2000
---------------------------------------------------------------------------------------------------------------------------
 ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $39,154
     and $33,856)                                                                                   $  40,046    $  34,492
   Equity securities, available for sale, at fair value (cost of $1,289 and $921)                       1,349        1,056
   Policy loans, at outstanding balance                                                                 3,317        3,610
   Other investments                                                                                    1,977        1,511
---------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                46,689       40,669
   Cash                                                                                                   353          227
   Premiums receivable and agents' balances                                                             2,432        2,295
   Reinsurance recoverables                                                                             5,162        4,579
   Deferred policy acquisition costs and present value of future profits                                6,420        5,305
   Deferred income tax                                                                                    693          682
   Goodwill                                                                                             1,694        1,202
   Other assets                                                                                         3,075        2,519
   Separate account assets                                                                            114,720      114,054
---------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                            $ 181,238    $ 171,532
            ===============================================================================================================

 LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                         $  16,678    $  15,874
      Life                                                                                              8,819        7,105
   Other policyholder funds and benefits payable                                                       19,355       15,848
   Unearned premiums                                                                                    3,436        3,093
   Short-term debt                                                                                        599          235
   Long-term debt                                                                                       1,965        1,862
   Company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                               1,412        1,243
   Other liabilities                                                                                    5,241        4,754
   Separate account liabilities                                                                       114,720      114,054
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      172,225      164,068

 COMMITMENTS AND CONTINGENCIES, NOTE 15


 STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 248,477,367 and 238,645,675
    shares, par value $0.01                                                                                 2            2
   Additional paid-in capital                                                                           2,362        1,686
   Retained earnings                                                                                    6,152        5,887
   Treasury stock, at cost - 2,941,340 and 12,355,414 shares                                              (37)        (480)
   Accumulated other comprehensive income                                                                 534          369
---------------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                                                  9,013        7,464
            ---------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 181,238    $ 171,532
            ===============================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                    Accumulated Other Comprehensive Income (Loss)
                                                                    ---------------------------------------------
                                         Common                      Unrealized Net Gain on              Minimum
                                         Stock/                         Gain    Cash-Flow                 Pension       Outstanding
                                       Additional          Treasury (Loss) on    Hedging    Cumulative   Liability          Shares
                                         Paid-in  Retained   Stock  Securities, Instruments Translation Adjustment,          (In
(In millions)                            Capital  Earnings  at Cost  net of tax  net of tax Adjustments net of tax  Total thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                $1,688    $5,887     $(480)     $497       $--        $(113)     $(15)    $7,464  226,290
Comprehensive income
   Net income                                          507                                                             507
   Other comprehensive income
   (loss), net of tax [1]
    Cumulative effect of accounting
     change [2]                                                             (1)       24                                23
    Unrealized gain on securities [3]                                      110                                         110
    Cumulative translation
     adjustments                                                                                   (3)                  (3)
    Net gain on cash-flow hedging
     instruments [4]                                                                  39                                39
    Minimum pension liability
     adjustment                                                                                              (4)        (4)
                                                                                                                      -----
   Total other comprehensive income                                                                                    165
                                                                                                                      -----
     Total comprehensive income                                                                                        672
                                                                                                                      =====
Issuance of shares under incentive
  and stock purchase plans                    93                   4                                                    97    2,331
Issuance of common stock in
  underwritten offering                      569                 446                                                 1,015   17,042
Tax benefit on employee stock
  options and awards                          14                                                                        14
Treasury stock acquired                                           (7)                                                   (7)    (127)
Dividends declared on common stock                    (242)                                                           (242)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                      $2,364    $6,152      $(37)     $606       $63        $(116)     $(19)    $9,013  245,536
====================================================================================================================================


FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                             Accumulated Other Comprehensive
                                                                                    Income (Loss)
                                                                         -------------------------------------
                                            Common                        Unrealized               Minimum
                                            Stock/                           Gain                  Pension               Outstanding
                                          Additional            Treasury  (Loss) on   Cumulative   Liability                Shares
                                           Paid-in    Retained    Stock   Securities, Translation Adjustment,               (In
(In millions)                              Capital    Earnings   at Cost   net of tax Adjustments  net of tax     Total   thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                  $1,553      $5,127     $(942)       $(198)       $(63)        $(11)   $5,466    217,226
Comprehensive income
  Net income                                               974                                                       974
  Other comprehensive income (loss),
   net of tax [1]
    Unrealized gain on securities [3]                                             695                                695
    Cumulative translation adjustments                                                        (50)                   (50)
    Minimum pension liability
     adjustment                                                                                             (4)       (4)
                                                                                                                  -------
  Total other comprehensive income                                                                                   641
                                                                                                                  -------
    Total comprehensive income                                                                                     1,615
                                                                                                                  =======
Issuance of shares under incentive and
  stock purchase plans                         (51)                  212                                             161      4,460
Issuance of common stock from treasury          56                   342                                             398      7,250
Conversion of Hartford Life, Inc.
  employee stock options and
  restricted shares                             84                     8                                              92        186
Tax benefit on employee stock options
  and awards                                    46                                                                    46
Treasury stock acquired                                             (100)                                           (100)    (2,832)
Dividends declared on common stock                        (214)                                                     (214)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,688      $5,887     $(480)        $497       $(113)        $(15)   $7,464    226,290
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                             Accumulated Other Comprehensive
                                                                                    Income (Loss)
                                                                         -------------------------------------
                                            Common                        Unrealized               Minimum
                                            Stock/                           Gain                  Pension               Outstanding
                                          Additional            Treasury  (Loss) on   Cumulative   Liability                Shares
                                           Paid-in    Retained    Stock   Securities, Translation Adjustment,               (In
(In millions)                              Capital    Earnings   at Cost   net of tax Adjustments  net of tax     Total   thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                  $1,593      $4,474     $(455)        $811      $   --       $   --    $6,423    227,395
Comprehensive income
  Net income                                               862                                                       862
  Other comprehensive income (loss),
   net of tax [1]
    Unrealized gain (loss) on
     securities [3]                                                            (1,009)                            (1,009)
    Cumulative translation adjustments                                                        (63)                   (63)
    Minimum pension liability
     adjustment                                                                                            (11)      (11)
                                                                                                                  -------
  Total other comprehensive income
   (loss)                                                                                                         (1,083)
                                                                                                                  -------
    Total comprehensive income (loss)                                                                               (221)
                                                                                                                  =======
Issuance of shares under incentive and
  stock purchase plans                         (54)                  106                                              52      2,109
Tax benefit on employee stock options
  and awards                                    17                                                                    17
Treasury stock acquired                         (3)                 (593)                                           (596)   (12,278)
Dividends declared on common stock                        (209)                                                     (209)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $1,553      $5,127     $(942)       $(198)       $(63)        $(11)   $5,466    217,226
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax of $60, $370 and $(546) for the years ended December 31, 2001, 2000 and 1999, respectively. Net gain on cash-flow hedging instruments is net of tax of $21 for the year ended December 31, 2001. There is no tax effect on cumulative translation adjustments. Minimum pension liability adjustment is net of tax of $(2), $(2) and $(6) for the years ended December 31, 2001, 2000 and 1999, respectively.
[2] Unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.
[3] Net of reclassification adjustment for gains (losses) realized in net income of $(98), $(57) and $25 for the years ended December 31, 2001, 2000 and 1999, respectively.
[4]   Net of amortization adjustment of $6 to net investment income.



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the years ended December 31,
(In millions)                                                                          2001        2000        1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                      $    507    $    974    $    862
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                         197         126         132
   Change in reinsurance recoverables                                                  (599)        (85)        126
   Amortization of deferred policy acquisition costs                                  2,214       2,213       2,011
   Additions to deferred policy acquisition costs                                    (2,739)     (2,573)     (2,498)
   Change in accrued and deferred income taxes                                         (114)        398         166
   Increase in liabilities for future policy benefits, unpaid claims and claim
     adjustment expenses and unearned premiums                                        2,737       1,130         454
   Minority interest in consolidated subsidiary                                          --          54          86
   Net realized capital (gains) losses                                                  236        (145)        (34)
   Depreciation and amortization                                                         72          63          58
   Cumulative effect of accounting changes, net of tax                                   34          --          --
   Extraordinary item, net of tax                                                         8          --          --
   Other, net                                                                          (250)        280        (409)
--------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,303       2,435         954
====================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                          (16,871)    (15,104)    (13,172)
   Sale of investments                                                                9,850      11,985      13,525
   Maturity of investments                                                            2,760       2,001       2,098
   Purchase of business/affiliate                                                    (1,105)     (1,391)        (52)
   Sale of affiliates                                                                    39         545          --
   Additions to property, plant and equipment                                          (209)       (200)       (183)
--------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                           (5,536)     (2,164)      2,216
====================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                 264           4          --
   Issuance of long-term debt                                                           400         516          --
   Issuance of trust preferred securities                                               684          --          --
   Repayment of long-term debt                                                         (200)         --          --
   Repayment of trust preferred securities                                             (500)         --          --
   Issuance of common stock                                                           1,015         398          --
   Net  proceeds  from  (disbursements  for)  investment  and  universal
     life-type contracts charged against policyholder accounts                        1,867        (947)     (2,356)
   Dividends paid                                                                      (235)       (210)       (207)
   Acquisition of treasury stock                                                         (7)       (100)       (596)
   Proceeds from issuances of shares under incentive and stock purchase plans            77         131          55
--------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            3,365        (208)     (3,104)
====================================================================================================================
   Foreign exchange rate effect on cash                                                  (6)        (18)         (7)
--------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                 126          45          59
   Cash - beginning of year                                                             227         182         123
--------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                           $    353    $    227    $    182
====================================================================================================================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Income taxes                                                                    $    (52)   $     95    $     41
   Interest                                                                        $    282    $    248    $    214


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") provide investment products, life and property and casualty insurance to both individual and commercial customers in the United States and internationally.

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For further discussion of the Fortis Acquisition, see Note 18(a).)

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary to Assurances Generales de France, a subsidiary of Allianz AG. For purposes of these financial statements, Zwolsche's operating results are included in The Hartford's Consolidated Statements of Income through the date of sale.

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. ("HLI") that it did not already own ("The HLI Repurchase"). The accompanying consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. (For a further discussion of The HLI Repurchase, see Note 16.)

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

The most significant estimates include those used in determining deferred policy acquisition costs, the liability for future policy benefits, unpaid claims and claim adjustment expenses and investment values. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective September 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack ("September 11"), see Note 2.)

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

Upon adoption, the Company also reclassified $24, net of tax, to Accumulated OCI
- Gain on Cash-Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash-flow hedging instruments. (For further discussion of the Company's derivative-related accounting policies, see Note 1(e).)

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company's December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company's financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale by requiring those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company's financial condition or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed by the end of the year of adoption.

(C) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All provisions of SFAS No. 142 will be applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $52, after-tax, in 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $56, after-tax, in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

(D)  INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost reflected in stockholders' equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other investments consist primarily of limited partnership investments which are accounted for by the equity method, except in instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

Net realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $(1), $(9) and $2 for the years ended December 31, 2001, 2000 and 1999, respectively. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share, are reported as a component of revenues and are determined on a specific identification basis.

The Company's accounting policy for impairment recognition requires other than temporary impairment charges to be recorded when it is determined that the Company is unable to recover its cost basis in an investment. Impairment charges on investments are included in net realized capital gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(E)  DERIVATIVE INSTRUMENTS

Overview
--------
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. (For a description of derivative instruments utilized by the Company, see the Capital Markets Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under Derivative Instruments.)

Accounting and Financial  Statement  Presentation of Derivative  Instruments and
--------------------------------------------------------------------------------
Hedging Activities
------------------

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as
(1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency, fair value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) held for other risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholders' equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as net realized capital gains and losses.

(E)  DERIVATIVE INSTRUMENTS (CONTINUED)

Accounting and Financial  Statement  Presentation of Derivative  Instruments and
--------------------------------------------------------------------------------
Hedging Activities (continued)
------------------------------

As of December 31, 2001, the Company carried $138 of derivative assets in other investments and $208 of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing
---------------------------------------------

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or discounted cash flows of the hedged item. High effectiveness is calculated using a cumulative approach. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk
-----------
The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives
--------------------
The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value, cash flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the contract is not designated as a hedging instrument. The entire contract is carried on the balance sheet at fair value with changes in fair value recorded as net realized capital gains and losses.

Discontinuance of Hedge Accounting
----------------------------------
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company's Hedging Activities
---------------------------------------------------------------
Cash-Flow Hedges

General

For the year ended December 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

(E)  DERIVATIVE INSTRUMENTS (CONTINUED)

SFAS No. 133 Categorization of the Company's Hedging Activities (continued)
---------------------------------------------------------------------------

Cash-Flow Hedges (continued)

General (continued)

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2001, $2 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2001, the Company held $2.6 billion in derivative notional value related to strategies categorized as cash- flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the year ended December 31, 2001.

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

The Company enters into "receive fixed/pay variable" interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2001, the Company held $2.0 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments.

Fair-Value Hedges

General

For the year ended December 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2001, the Company held $899 in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

During 2001, the Company entered an interest rate swap as an economic hedge of a portion of its Trust Preferred Securities issued. The interest rate swap agreement was structured to exactly offset the terms and conditions of the hedged trust preferred securities (i.e. notional value, call provisions, maturity date, and payment dates) and has been designated as a hedge of the benchmark interest rate (i.e. LIBOR). The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate swap and the present value of the cumulative change in the expected future cash flows on the hedged trust preferred securities. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. At December 31, 2001, the Company held $500 in derivative notional value related to this strategy.

The Company purchases interest rate caps and sells interest rate floor contracts in an "asset hedging" strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At December 31, 2001, the Company held $200 in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an "asset hedging" strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a "receive fixed" swap. The swaption's exercise dates coincide with the municipal fixed maturity's call dates, and the receive side of the swaps closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions is to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby

(E)  DERIVATIVE INSTRUMENTS (CONTINUED)

SFAS No. 133 Categorization of the Company's Hedging Activities (continued)
---------------------------------------------------------------------------

Fair-Value Hedges (continued)

Specific Strategies (continued)

qualify that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of 0.85 to 1.00. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as net realized capital gains and losses. No component of the hedging instruments' fair value is excluded from the determination of effectiveness. At December 31, 2001, the Company held $133 in derivative notional value related to this strategy.

Other Risk Management Activities

General

The Company's other risk management activities relate to strategies used to meet the following Company-approved objectives; to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the year ended December 31, 2001, the Company recognized an after-tax net loss of $23 (reported as net realized capital losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2001, the Company held $4.6 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

Specific Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a "liability hedge", thereby mitigating the Company's loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company's competitiveness and reducing the policyholder's incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2001, the Company held $516 in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company de-designates the original contract and records the changes in value of both the original contract and the new offsetting contract through net realized capital gains and losses. At December 31, 2001, the Company held $2.0 billion in derivative notional value related to this strategy.

Periodically, the Company enters into swap agreements that have cash flows based upon the results of a referenced index or asset pool. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. At December 31, 2001, the Company held $687 in derivative notional value related to this strategy.

The Company will issue an option in an "asset hedging" strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At December 31, 2001, the Company held $1.2 billion in derivative notional value related to this strategy.

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

(G)  DEFERRED POLICY ACQUISITION COSTS

LIFE - Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment mortality and expense margins and surrender charges. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and

(G)  DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

variable life business was 9% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5.0% - 8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

PROPERTY & CASUALTY - Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of the present value of future revenues, including net investment income and tax benefits, are compared to estimates of the present value of future costs, including amortization of policy acquisition costs, to determine if the deferred acquisition costs are recoverable and, if not, they are charged to expense.

(H)  FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

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

                                  For the years ended December 31,
                                 ----------------------------------
                                    2001       2000       1999
-------------------------------------------------------------------
BEGINNING CLAIM RESERVES-GROSS   $2,384     $2,128     $1,938
Reinsurance recoverables            177        125        125
-------------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET      2,207      2,003      1,813
-------------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                 1,272      1,093      1,013
     Prior years                    (15)       (11)       (33)
-------------------------------------------------------------------
TOTAL INCURRED                    1,257      1,082        980
-------------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                   439        410        360
     Prior years                    525        468        430
-------------------------------------------------------------------
TOTAL PAID                          964        878        790
-------------------------------------------------------------------
ENDING CLAIM RESERVES-NET         2,500      2,207      2,003
Reinsurance recoverables            264        177        125
-------------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS      $2,764     $2,384     $2,128
===================================================================



PROPERTY & CASUALTY - The Hartford establishes reserves to provide for the estimated costs of paying claims made by policyholders or against policyholders. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors. Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties, have been discounted to present value using an average interest rate of 5.1% in 2001 and 5.7% in 2000. At December 31, 2001 and 2000, such discounted reserves totaled $719 and $716, respectively (net of discounts of $429 and $396, respectively). Amortization of the discount did not have a material effect on net income during 2001, 2000 and 1999, respectively. A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

                                   For the years ended December 31,
                                  ---------------------------------
                                      2001      2000       1999
-------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
 CLAIMS AND CLAIM ADJUSTMENT
 EXPENSES-GROSS                   $15,874   $16,014    $16,449
Reinsurance recoverables            3,452     3,271      3,286
-------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
 CLAIMS AND CLAIM ADJUSTMENT
 EXPENSES-NET                      12,422    12,743     13,163
-------------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
 AND CLAIM ADJUSTMENT EXPENSES
     Current year                   5,992     5,170      4,953
     Prior years [1]                  143        27       (171)
-------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
 AND CLAIM ADJUSTMENT EXPENSES      6,135     5,197      4,782
-------------------------------------------------------------------
LESS PAYMENTS
     Current year                   2,349     2,265      2,137
     Prior years                    3,243     3,069      3,024
-------------------------------------------------------------------
TOTAL PAYMENTS                      5,592     5,334      5,161
-------------------------------------------------------------------
Foreign currency translation           (3)      (26)       (41)
Reserves resulting from acquisitions   --        --         --
Other [2]                            (102)     (158)        --
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
 CLAIMS AND CLAIM ADJUSTMENT
 EXPENSES-NET                      12,860    12,422     12,743
Reinsurance recoverables            3,818     3,452      3,271
-------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
 CLAIMS AND CLAIM ADJUSTMENT
 EXPENSES-GROSS                   $16,678   $15,874    $16,014
===================================================================
[1]   Excludes the effects of foreign exchange adjustments.
[2]   Includes   $101  in  2001  and  $161  in  2000  related  to  the  sale  of international subsidiaries.

The Company has an exposure to catastrophic losses, both natural and man made, which can be caused by significant events including hurricanes, severe winter storms, earthquakes, windstorms, fires and terrorist acts. The frequency and severity of catastrophic losses are unpredictable, and the exposure to a catastrophe is a function of both the total amount insured in an area affected by the event and the severity of the event. Catastrophes generally impact limited geographic areas; however, certain events may produce significant damage in heavily populated areas. The Company generally seeks to reduce its exposure to catastrophic losses through individual risk selection and the purchase of catastrophe reinsurance.

(I) OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate

(I) OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE (CONTINUED)

owned life insurance and universal life insurance contracts. Of the amounts included in this item, $18.8 billion and $15.6 billion, as of December 31, 2001 and 2000, respectively, represent policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(J)  REVENUE RECOGNITION

LIFE - For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company's accident and health products are long duration contracts, and premiums are recognized as revenue when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

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

LIFE - Participating life insurance in force accounted for 8%, 17% and 20% as of December 31, 2001, 2000 and 1999, respectively, of total life insurance in force. Dividends to policyholders were $68, $67 and $104 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no additional amounts of income allocated to participating policyholders.

PROPERTY & CASUALTY - Net written premiums for participating property and casualty insurance policies represented 9%, 9% and 11% of total net written premiums for the years ended December 31, 2001, 2000 and 1999, respectively. Dividends to policyholders were $38, $33 and $40 for the years ended December 31, 2001, 2000 and 1999, respectively.

(M)  MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 21 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

2.  SEPTEMBER 11, 2001

As a result of the September 11 terrorist attack, the Company recorded in 2001 an estimated before-tax loss amounting to $678, net of reinsurance: $647 related to property and casualty operations and $31 related to life operations. The Property & Casualty loss included a $1.1 billion gross reserve addition and cessions under reinsurance contracts of $569. Also included in the Property & Casualty loss was $91 of reinstatement and other reinsurance premiums. The property-casualty portion of the estimate includes coverages related to property, business interruption, workers' compensation, and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS
                                                                       For the years ended December 31,
                                                                       --------------------------------
(A) COMPONENTS OF NET INVESTMENT INCOME                                    2001       2000       1999
-------------------------------------------------------------------------------------------------------
Interest income                                                         $ 2,669    $ 2,544    $ 2,530
Dividends                                                                    39         27         31
Other investment income                                                     178        142        107
-------------------------------------------------------------------------------------------------------
Gross investment income                                                   2,886      2,713      2,668
Less: Investment expenses                                                    36         39         41
-------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                $ 2,850    $ 2,674    $ 2,627
=======================================================================================================

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)
-------------------------------------------------------------------------------------------------------
Fixed maturities                                                        $   (50)   $  (251)   $   (64)
Equity securities                                                           (34)       148        105
Sale of affiliates and other [1]                                           (153)       239         (5)
Change in liability to policyholders for net realized capital (gains)
  losses                                                                      1          9         (2)
-------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                  $  (236)   $   145    $    34
=======================================================================================================

[1] 2001 primarily relates to before-tax losses on the sales of international subsidiaries and the change in value of certain derivative instruments. 2000 includes a $242, before-tax, gain on the sale of Zwolsche.


(C)  UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                  $   177    $   230    $   395
Gross unrealized losses                                                    (117)       (95)       (46)
Minority interest in consolidated subsidiary                                 --         --         (4)
-------------------------------------------------------------------------------------------------------
Net unrealized gains                                                         60        135        345
Deferred income taxes                                                        19         45        121
-------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                             41         90        224
Balance - beginning of year                                                  90        224        144
-------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS/LOSSES ON EQUITY SECURITIES               $   (49)   $  (134)   $    80
=======================================================================================================


(D)  UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES
-------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                  $ 1,369    $ 1,042    $   271
Gross unrealized losses                                                    (477)      (406)    (1,049)
Minority interest in consolidated subsidiary                                 --         --        105
Net unrealized (gains) losses credited to policyholders                     (22)       (10)        24
-------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                               870        626       (649)
Deferred income taxes                                                       305        219       (227)
-------------------------------------------------------------------------------------------------------
Net unrealized gains (losses), net of tax                                   565        407       (422)
Balance - beginning of year                                                 407       (422)       667
-------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS/LOSSES ON FIXED MATURITIES                $   158    $   829    $(1,089)
=======================================================================================================





(E)  FIXED MATURITY INVESTMENTS                                          As of December 31, 2001
                                                      -----------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized     Unrealized      Unrealized
                                                             Cost          Gains           Losses    Fair Value
-----------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                        $        559   $         20   $         (4)   $        575
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                1,925             47             (4)          1,968
  States, municipalities and political subdivisions          9,642            452            (34)         10,060
  International governments                                    938             75            (10)          1,003
  Public utilities                                           1,470             30            (31)          1,469
  All other corporate including international               13,187            454           (213)         13,428
  All other corporate - asset-backed                         8,469            263           (152)          8,580
  Short-term investments                                     2,104              3             --           2,107
  Certificates of deposit                                      708             20            (28)            700
  Redeemable preferred stock                                   152              5             (1)            156
-----------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                            $     39,154   $      1,369   $       (477)   $     40,046
=================================================================================================================

(E)  FIXED MATURITY INVESTMENTS (CONTINUED)                              As of December 31, 2001
                                                      -----------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized     Unrealized      Unrealized
                                                             Cost          Gains           Losses    Fair Value
-----------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                        $        288   $         19   $         --    $        307
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                1,651             42            (10)          1,683
  States, municipalities and political subdivisions          9,574            502            (30)         10,046
  International governments                                    963             54            (14)          1,003
  Public utilities                                             869             10            (16)            863
  All other corporate including international                9,399            192           (258)          9,333
  All other corporate - asset-backed                         8,000            206            (58)          8,148
  Short-term investments                                     2,091              5             --           2,096
  Certificates of deposit                                      582              6            (15)            573
  Redeemable preferred stock                                   439              6             (5)            440
-----------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                            $     33,856   $      1,042   $       (406)   $     34,492
=================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

------------------------------------------------------------------
                                     Amortized
MATURITY                                Cost         Fair Value
------------------------------------------------------------------
One year or less                      $  4,324       $  4,352
Over one year through five years        10,980         11,218
Over five years through ten years       11,352         11,644
Over ten years                          12,498         12,832
------------------------------------------------------------------
    TOTAL                             $ 39,154       $ 40,046
==================================================================



(F) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

                                For the years ended December 31,
                               -----------------------------------
                                   2001         2000          1999
----------------------------------------------------------------------
SALE OF FIXED MATURITIES
  Sale proceeds                  $ 8,714     $ 9,606       $ 9,761
  Gross gains                        202         187           245
  Gross losses                       (82)       (429)         (311)
SALE OF EQUITY SECURITIES
  Sale proceeds                  $   803     $ 1,306       $ 1,317
  Gross gains                        135         258           124
  Gross losses                      (139)       (110)          (19)
======================================================================

(G) CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

(H) DERIVATIVE INSTRUMENTS

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $8.0 billion at December 31, 2001 and $5.3 billion at December 31, 2000.

The  Company  uses  derivative  instruments  in its  management  of market  risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

A reconciliation between notional amounts as of December 31, 2001 and 2000 by derivative type and strategy is as follows:

DERIVATIVE INSTRUMENTS

                    December 31, 2000                 Maturities/  December 31, 2001
                     Notional Amount    Additions  Terminations [1] Notional Amount
-------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                 $        592   $         11   $         --   $        603
Floors                        295             25             --            320
Swaps/Forwards              3,919          3,190          1,509          5,600
Futures                       144            153            220             77
Options                       356          1,363            311          1,408
-------------------------------------------------------------------------------------
  TOTAL              $      5,306   $      4,742   $      2,040   $      8,008
=====================================================================================

BY STRATEGY
Liability            $        774   $        582   $         43   $      1,313
Anticipatory                  144            475            292            327
Asset                       3,489          3,685          1,705          5,469
Portfolio                     899           --             --              899
-------------------------------------------------------------------------------------
  TOTAL              $      5,306   $      4,742   $      2,040   $      8,008
=====================================================================================

[1] During 2001, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(I) COLLATERAL ARRANGEMENTS

The Hartford entered into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments and repurchase agreements. As of December 31, 2001 and 2000, collateral pledged has not been separately reported in the Consolidated Balance Sheet. The classification and carrying amounts of collateral pledged at December 31, 2001 and 2000 were as follows:

ASSETS                                               2001            2000
------------------------------------------------------------------------------
 U.S. Gov't and Gov't agencies and
  authorities (guaranteed and sponsored)          $     1          $    3
 U.S. Gov't and Gov't agencies and
  authorities (guaranteed and sponsored
  - asset backed)                                      53              31
------------------------------------------------------------------------------
    TOTAL                                         $    54          $   34
------------------------------------------------------------------------------


At December 31, 2001 and 2000, The Hartford had accepted collateral consisting of cash and U.S. Government securities with a fair value of $161 and $252, respectively. At December 31, 2001 and 2000, only cash collateral of $108 and $31, respectively, was recorded on the balance sheet in fixed maturities and other liabilities. While The Hartford is permitted by contract to sell or repledge the noncash collateral, none of the collateral has been sold or repledged at December 31, 2001 and 2000. As of December 31, 2001 and 2000 all collateral accepted was held in separate custodial accounts.

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

Fair value of limited partnerships and trusts is based on external market valuations from partnership and trust management.

Derivative instruments are reported at fair value based on internally established valuations that are consistent with external valuation models. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt and trust preferred securities is based on external valuation using discounted future cash flows at current market interest rates.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 2001 and 2000 were as follows:

                                   2001                 2000
                            ------------------------------------------
                              Carrying     Fair   Carrying    Fair
                               Amount     Value    Amount     Value
----------------------------------------------------------------------
ASSETS
 Fixed maturities             $40,046   $40,046   $34,492   $34,492
 Equity securities              1,349     1,349     1,056     1,056
 Policy loans                   3,317     3,317     3,610     3,610
 Limited partnerships [1]       1,372     1,372     1,138     1,138
 Other investments [2] [3]        605       605       373       374
LIABILITIES
 Other policyholder funds
  and benefits payable [4]    $16,077   $15,939   $11,985   $11,607
 Short-term debt                  599       607       235       238
 Long-term debt                 1,965     2,082     1,862     1,901
 Trust preferred securities     1,412     1,429     1,243     1,233
 Derivative related
  liabilities [3] [5]             208       208        --        --
======================================================================
[1]   Included in other investments on the balance sheet.
[2]   2001 includes $138 of derivative related assets.
[3] Prior year derivative related assets and liabilities were reported along with the items being hedged in accordance with then generally accepted accounting principles.
[4] Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.
[5]   Included in other liabilities on the balance sheet.


5.  SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $114.7 billion and $114.1 billion at December 31, 2001 and 2000, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.6 billion and $104.3 billion at December 31, 2001 and 2000, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.1 billion and $9.8 billion at December 31, 2001 and 2000, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $575 and $697 at December 31, 2001 and 2000, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues included in fee income were $1.3 billion, $1.4 billion and $1.1 billion in 2001, 2000 and 1999, respectively. The guaranteed separate accounts include fixed market value adjusted ("MVA") individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.4% and 6.6% at December 31, 2001 and 2000, respectively. The assets that support these liabilities were comprised of $9.8 billion and $9.6 billion in fixed maturities as of December 31, 2001 and 2000, respectively, and $243 and $127 of other investments as of December 31, 2001 and 2000, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $37 and $3 in net carrying value and $3.2 billion and $3.5 billion in notional amounts as of December 31, 2001 and 2000, respectively.


6.  DEBT

                                                              2001                         2000
                                                   -----------------------------------------------------------

                                                                Weighted Average             Weighted Average
                                                     Amount     Interest Rate [1]    Amount  Interest Rate [1]
--------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                                $    299            2.0%        $    35           6.6%
   Current maturities of long-term debt                 300            6.4%            200           8.3%
--------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT                     $    599            4.2%        $   235           8.1%
==============================================================================================================

LONG-TERM DEBT
     6.375%   Notes, due 2002                            --             --             300           6.6%
     6.9%     Notes, due 2004                           199            7.0%            199           7.0%
     7.75%    Notes, due 2005                           246            8.2%            245           8.2%
     7.1%     Notes, due 2007                           198            7.2%            198           7.2%
     6.375%   Notes, due 2008                           200            6.5%            200           6.5%
     7.9%     Notes, due 2010                           274            8.0%            274           8.0%
     7.3%     Notes, due 2015                           200            7.4%            199           7.4%
     7.65%    Notes, due 2027                           248            7.8%            247           7.8%
     7.375%   Notes, due 2031                           400            7.5%             --             --
--------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                      $  1,965            7.4%        $ 1,862           7.2%
==============================================================================================================

[1]   Represents the effective interest rate at the end of the year.

(A)  SHELF REGISTRATIONS

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement includes an aggregate $150 of HLI securities remaining under the shelf registration filed by HLI with the SEC in June 1998. As of December 31, 2001, HLI had $1.0 billion remaining on its shelf.

On November 9, 2000, The Hartford filed with the Securities and Exchange Commission a shelf registration statement and a prospectus, as amended on January 31, 2001, for the potential offering and sale of up to $2.6 billion in debt and equity securities. Specifically, the registration statement allows for the following types of securities to be offered: debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts") and guarantees by the Company with respect to the preferred securities of any of The Hartford Trusts (see Note 7). This registration statement includes an aggregate of $127 of The Hartford securities remaining under a shelf registration statement filed by The Hartford with the Securities and Exchange Commission on October 11, 1995 and subsequently amended on October 2, 1996. The registration statement was declared effective on February 12, 2001. As of December 31, 2001, The Hartford had $1.1 billion remaining on the shelf.

(B)  SHORT-TERM DEBT

The Hartford has a commercial paper program which allows the Company to borrow up to a maximum amount of $2.0 billion in short-term commercial paper notes. The Hartford's commercial paper ranks equally with its other unsecured and unsubordinated indebtedness. As of December 31, 2001, the Company had $299 of outstanding borrowings under the program.

Effective June 20, 2001, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of December 31, 2001, there were no outstanding borrowings under the facility.

HLI has a commercial paper program which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2001, HLI had no outstanding borrowings under the program.

As of December 31, 2001, HLI maintained a $250 five-year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support to HLI's commercial paper program. As of December 31, 2001, there were no outstanding borrowings under the facility or commercial paper program.

On June 23, 2000, The Hartford borrowed $400 under its commercial paper program, the proceeds of which were used to partially fund The HLI Repurchase. On December 29, 2000, the Company paid off this borrowing with proceeds received from the sale of Zwolsche (see Note 18(b)).

(C)  LONG-TERM DEBT

The Hartford's long-term debt securities are issued by either The Hartford Financial Services Group, Inc. ("HFSG") or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

On December 1, 2001, The Hartford's 8.3% medium term notes became due. The Company borrowed $200 under its commercial paper program to retire the debt.

On March 1, 2001, HLI issued and sold $400 of senior debt securities from its existing shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed, HLI used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition. (For further discussion of the Fortis Acquisition, see Note 18(a).)

On June 16, 2000, The Hartford issued and sold $525 of unsecured redeemable long-term debt under its October 11, 1995 shelf. The long-term debt was issued in the form of $250 7.75% five-year notes due June 15, 2005, and $275 7.90% ten-year notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15, commencing on December 15, 2000. The Hartford used the net proceeds from the issuance of the common stock and debt to partially fund The HLI Repurchase (see Note 16).

(D)  INTEREST EXPENSE

Interest expense incurred related to short-term and long-term debt totaled $179, $150 and $114 for 2001, 2000 and 1999, respectively.

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)

(A)  DESCRIPTION

On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000, 7.45% Trust Originated Preferred Securities, Series C. The proceeds from the sale of the Series C Preferred Securities were used to acquire $500 of Junior Subordinated Deferrable Interest Debentures Senior C issued by The Hartford. The Hartford used the proceeds from the sale of such debentures for the redemption of the 8.35% Cumulative Quarterly Income Preferred Securities, Series B of Hartford Capital II.

The Series C Preferred Securities represent undivided beneficial interests in the assets of Hartford Capital III. The Hartford owns all of the common securities of Hartford Capital III. Holders of Series C Preferred Securities are entitled to receive cumulative cash distributions accruing from October 26, 2001, the date of issuance, and payable quarterly in arrears

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES) (CONTINUED)

(A)  DESCRIPTION (CONTINUED)

commencing January 2, 2002 at the annual rate of 7.45% of the stated liquidation amount of $25.00 per Series C Preferred Security. The Series C Preferred Securities are subject to mandatory redemption upon repayment of the Series C Junior Subordinated Debentures at maturity or upon earlier redemption. The Hartford has the right to redeem the Hartford Junior Subordinated Debentures (i) at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof and (b) an amount equal to the interest and principal that would have been payable after the redemption date, discounting that amount on a U.S. Treasury rate basis to present value, or (ii) on or after October 26, 2006, in whole or part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption plus 100% of the principal amount, or (iii) at any time, in whole, but not in part, upon the occurrence of certain specified events, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof, in each case subject to certain conditions.

The Hartford Junior Subordinated Debentures bear interest at the annual rate of 7.45% of the principal amount, payable quarterly in arrears commencing January 2, 2002, and mature on October 26, 2050. The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

The Hartford has the right to defer payments of interest on the Hartford Junior Subordinated Debentures by extending the interest payment period for up to 20 consecutive quarters for each deferral period, up to the maturity date. During any such period, interest will continue to accrue and The Hartford may not declare or pay any cash dividends or distributions on The Hartford's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Hartford Junior
Subordinated Debentures. In the event of failure to pay interest for 30 consecutive days (subject to the deferral of any due date in the case of an extension period), the Hartford Junior Subordinated Debentures will become due and payable. The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.

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

HLI has the right at any time, and from time to time, to defer payments of interest on the Series B Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on, or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Series B Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Series B Junior Subordinated Debentures to be distributed to the holders of the Series B Preferred Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital II obligations under the Series B Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent Hartford Life Capital II has funds available to make such payments.

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

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES) (CONTINUED)

(A)  DESCRIPTION (CONTINUED)

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

HLI has the right to redeem the Junior Subordinated Debentures (i) in whole or in part on or after June 30, 2003, or (ii) at any time, in whole only, upon the occurrence of certain specified events. In either case, the redemption price equals the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption plus the principal amount thereof. In addition, prior to June 30, 2003, HLI shall have the right to redeem the Junior Subordinated Debentures at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof or (b) an amount equal to the present value on the redemption date of the interest payments that would have been paid through June 20, 2003, after discounting that amount on a quarterly basis from the originally scheduled date for payment, and the present value on the redemption date of principal, after discounting that amount on a quarterly basis from June 30, 2003, at a discount rate tied to the interest rate on U.S. Treasury securities maturing on June 30, 2003. The Junior Subordinated Debentures bear interest at the annual rate of 7.2% of the principal amount, payable quarterly in arrears commencing June 29, 1998, and mature on June 30, 2038. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of HLI and are effectively subordinated to all existing and future liabilities of its subsidiaries.

HLI has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and HLI may not declare or pay any cash dividends or distributions on, or purchase, HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. HLI has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent that Hartford Life Capital I has funds to make such payments.

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

The Series B Preferred Securities were redeemed on December 31, 2001, using the proceeds from the October 2001 Series C Preferred Securities. The Company incurred an $8, after-tax, extraordinary loss related to unamortized issue costs associated with the early extinguishment of the Series B Preferred Securities.

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

The Hartford has the right to redeem the Hartford Junior Subordinated Debentures
(i) at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof and (b) an amount equal to the interest and

7.    COMPANY  OBLIGATED   MANDATORILY   REDEEMABLE   PREFERRED   SECURITIES  OF
      SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES) (CONTINUED)

(A)  DESCRIPTION (CONTINUED)

principal that would have been payable after the redemption date, discounting that amount on a U.S. Treasury rate basis to a present value, or (ii) on or after February 28, 2001, in whole or part, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption plus 100% of the principal amount thereof, or (iii) at any time, in whole only, upon the occurrence of certain specified events, at a redemption price equal to the accrued and unpaid interest on the Hartford Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof, in each case subject to certain conditions.

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

(B)  INTEREST EXPENSE

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $116, $100 and $100 in 2001, 2000 and 1999, respectively.

8.  STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

On October 22, 2001, The Hartford issued 7.0 million shares of common stock under its current shelf registration to Salomon Smith Barney Inc. at a price of $56.82 per share and received proceeds of $400. The shares were then re-offered by Salomon Smith Barney Inc. to investors. The proceeds from this issuance were used for the replacement of a portion of the reduction in stockholders' equity from the September 11 loss.

On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for net proceeds of $615. The proceeds were used to partially fund the Fortis acquisition.

On June 8, 2000, The Hartford issued 7.25 million shares of common stock in a block trade to Goldman, Sachs & Co. for $398. The shares were issued out of treasury. The Hartford used the net proceeds from the issuance of the shares to partially fund The HLI Repurchase (see Note 16).

In October 1999, The Hartford's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's outstanding common stock. This repurchase authorization was effective in November 1999 and covers a three-year period. On the first two trading days following September 11, The Hartford repurchased 0.1 million shares of its common stock in the open market at a total cost of $7. This transaction represented the only repurchases made during 2001. Since the inception of the 1999 repurchase program, The Hartford has repurchased 6.1 million shares at a total cost of $250. Certain of these repurchased shares have been reissued pursuant to certain stock-based benefit plans. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis.

(B)  PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued. In 1995, the Company approved The Hartford Stockholder Rights Plan, pursuant to which a nonvoting right attaches to each share of common stock. Upon the occurrence of certain triggering events, the right will permit each shareholder to purchase a fraction of a share of the Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of The Hartford. There are 300,000 authorized shares of Series A Preferred Stock. No shares were issued or outstanding at December 31, 2001, 2000 or 1999.

(C)  STATUTORY RESULTS
                                 For the years ended December 31,
                                 --------------------------------
                                   2001         2000         1999
---------------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
 Life operations                $  (364)     $   422     $    245
 Property & Casualty
  operations                       (223)         779          315
---------------------------------------------------------------------
  TOTAL                         $  (587)     $ 1,201     $    560
---------------------------------------------------------------------
STATUTORY SURPLUS
 Life operations                $ 2,991      $ 2,407     $  2,356
 Property & Casualty
  operations                      3,178        3,495        4,678
---------------------------------------------------------------------
  TOTAL                         $ 6,169      $ 5,902     $  7,034
=====================================================================

(C)  STATUTORY RESULTS (CONTINUED)

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. As of December 31, 2001, the maximum amount of statutory dividends which may be paid to HFSG from its insurance subsidiaries in 2002, without prior approval, is $577.

The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of The Hartford's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. As of December 31, 2001, the impact of applying the new guidance resulted in a benefit of approximately $400 in statutory surplus.

9.  EARNINGS PER SHARE

Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


2001                                                                Income   Shares  Per Share Amount
-----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                            $507     237.7   $   2.13
                                                                                      ---------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                            --        3.7
                                                                     ---------------
  Income available to common shareholders plus assumed conversions   $507     241.4   $   2.10
=====================================================================================================

2000                                                                Income   Shares  Per Share Amount
-----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                            $974     220.6   $   4.42
                                                                                      ---------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                            --        3.8
                                                                     ---------------
  Income available to common shareholders plus assumed conversions   $974     224.4   $   4.34
=====================================================================================================

1999                                                                Income   Shares  Per Share Amount
-----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                            $862     224.9   $   3.83
                                                                                      ---------
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                            --        2.6
                                                                     ---------------
  Income available to common shareholders plus assumed conversions   $862     227.5   $   3.79
=====================================================================================================


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

All options granted have an exercise price equal to the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2001, The Hartford had not issued any incentive stock options under the 2000 Plan.

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

In 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP, and 288,118, 241,742 and 255,971 shares were sold in 2001, 2000 and 1999, respectively. The per share weighted average fair value of the discount under the ESPP was $10.11, $14.89 and $9.99 in 2001, 2000 and 1999, respectively.
Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 2001, 2000 and 1999, compensation expense related to the Company's two stock-based compensation plans was $8, $23 and $16 after-tax, respectively. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                        2001            2000           1999
-------------------------------------------------------------------------------
 Net income:
   As reported                       $  507           $  974          $   862
   Pro forma [1] [2]                 $  454           $  937          $   834
 Basic earnings per share:
   As reported                       $ 2.13           $ 4.42          $  3.83
   Pro forma [1] [2]                 $ 1.91           $ 4.25          $  3.71
 Diluted earnings per share:
   As reported                       $ 2.10           $ 4.34          $  3.79
   Pro forma [1] [2]                 $ 1.88           $ 4.18          $  3.67
===============================================================================
[1] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.
[2] For 2000 and 1999 includes The Hartford's ownership share of compensation costs related to HLI's incentive stock plan and employee stock purchase plan determined in accordance with SFAS No. 123.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 1.6% for 2001, 1.5% for 2000 and 2.1% for 1999; expected price variability of 29.1% for 2001, 35.7% for 2000 and 29.0% for 1999; risk-free interest rates of 4.98% for 2001 grants, 6.41% for 2000 grants and 5.08% for 1999 grants; and expected lives of six years for 2001, four years for 2000 and seven years for 1999.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 2001, 2000 and 1999 and changes during the years ended December 31, 2001, 2000 and 1999 is presented below:

                                           2001                                 2000                            1999
                                 --------------------------------    -------------------------------   -----------------------------
                                               Weighted Average                   Weighted Average                  Weighted Average
(shares in thousands)              Shares      Exercise Price           Shares     Exercise Price        Shares       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year        16,970         $39.96                12,103         $36.58           12,478         $33.89
Granted                             4,237          62.10                 5,374          37.62            1,131          51.86
HLI converted options                  --             --                 3,770          44.00               --             --
Exercised                          (1,789)         34.28                (3,894)         30.07           (1,387)         23.79
Canceled/Expired                     (481)         45.04                  (383)         40.97             (119)         44.93
                                   -------                              -------                         -------
Outstanding at end of year         18,937          45.29                16,970          39.96           12,103          36.58
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year         10,716          40.30                 7,885          37.29            6,923          29.49
Weighted average fair value of
  options granted                  $24.86                               $17.60                          $15.83
====================================================================================================================================

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2001:

                                    Options Outstanding                                      Options Exercisable
                 ----------------------------------------------------------    --------------------------------------------
                     Number          Weighted Average        Weighted                    Number                 Weighted
     Range of     Outstanding at     Remaining Contractual    Average               Exercisable at              Average
 Exercise Prices December 31, 2001      Life (Years)       Exercise Price         December 31, 2001          Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$15.31 - $22.97        854                    2.9             $19.84                       854                   $19.84
 22.97 -  30.63        716                    3.9              26.01                       716                    26.01
 30.63 -  38.28      4,632                    7.4              34.33                     2,471                    34.61
 38.28 -  45.94      4,743                    6.9              43.14                     3,889                    43.87
 45.94 -  53.59      2,420                    6.2              48.12                     2,209                    47.89
 53.59 -  61.25      1,236                    7.8              57.44                       429                    57.54
 61.25 -  68.91      4,299                    9.1              62.41                       136                    64.36
 68.91 -  76.56         37                    8.9              72.41                        12                    72.49
---------------------------------------------------------------------------------------------------------------------------
$15.31 - $76.56     18,937                    7.2             $45.29                    10,716                   $40.30
===========================================================================================================================

11.   PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE INSURANCE  BENEFIT
      PLANS

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2001 and 2000. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.


                                                        Pension Benefits                Other Benefits
                                                    -----------------------           -------------------
CHANGE IN BENEFIT OBLIGATION                           2001           2000            2001           2000
----------------------------------------------------------------------------------------------------------
 Benefit obligation - beginning of year             $ 1,880        $ 1,684          $  331         $  278
 Service cost (excludes expenses)                        67             58               8              7
 Interest cost                                          145            136              25             23
 Plan participants' contributions                        --             --               5              5
 Actuarial loss                                          43             36              --             11
 Change in assumption:
   Discount rate                                         70            121              27             28
   Salary scale                                          --              1              --             --
   Demographic                                           --             --              --             --
 Benefits paid                                          (96)           (90)            (23)           (21)
 Sale of subsidiaries                                    (1)           (66)             --             --
----------------------------------------------------------------------------------------------------------
   BENEFIT OBLIGATION - END OF YEAR                 $ 2,108        $ 1,880          $  373         $   31
==========================================================================================================

                                                         Pension Benefits               Other Benefits
                                                    -----------------------           -------------------
CHANGE IN PLAN ASSETS                                  2001           2000            2001           2000
----------------------------------------------------------------------------------------------------------
 Fair value of plan assets - beginning of year      $ 1,839        $ 1,890          $  100         $   96
 Actual return on plan assets                          (119)            96               3              7
 Employer contribution                                   90              1              --             --
 Benefits paid                                          (93)           (88)             (6)            (3)
 Expenses paid                                           (6)            (3)             --             --
 Sale of subsidiaries                                    --            (57)             --             --
----------------------------------------------------------------------------------------------------------
   FAIR VALUE OF PLAN ASSETS - END OF YEAR          $ 1,711        $ 1,839          $   97         $  100
----------------------------------------------------------------------------------------------------------
 Funded status                                      $  (397)       $   (41)         $ (276)        $ (231)
 Unrecognized net actuarial (gain) loss                 280           (119)             46             13
 Unrecognized prior service cost                         32             37            (127)          (151)
----------------------------------------------------------------------------------------------------------
   ACCRUED BENEFIT COST                             $   (85)       $  (123)         $ (357)        $ (369)
----------------------------------------------------------------------------------------------------------

11. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

Amounts recognized in the statement of financial position consist of:

                                                         Pension Benefits                Other Benefits
                                                    -----------------------           -------------------
                                                       2001           2000            2001           2000
----------------------------------------------------------------------------------------------------------
 Accrued benefit cost                                 $  --          $  --          $ (357)        $ (369)
 Accrued benefit liability [1]                          (83)           (65)             --             --
 Accumulated other comprehensive income                  30             24              --             --
----------------------------------------------------------------------------------------------------------
    NET AMOUNT RECOGNIZED                             $ (53)         $ (41)         $ (357)        $ (369)
==========================================================================================================

[1] Represents amounts related to Excess Retirement Plan.

Weighted-average assumptions used in the accounting for the plans were:

                                                                        December 31,
                                                                  -----------------------
                                                                   2001             2000
--------------------------------------------------------------------------------------------------
 Benefit discount rate                                            7.50%             7.75%
 Expected long-term rate of return on plan assets                 9.75%             9.75%
 Rate of increase in compensation levels                          4.25%             4.25%
==================================================================================================

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter. Increasing (decreasing) the table of health care trend rates by one percent per year would have the effect of increasing (decreasing) the benefit obligation as of December 31, 2001 by $8 $(8) and the annual net periodic expense for the year then ended by $1 $(1), respectively, for the postretirement health care and life insurance benefit plan.

Total pension cost for the years ended December 31, 2001, 2000 and 1999 include the following components:


                                                          Pension Benefits          Other Benefits
                                                     -------------------------  -------------------------
                                                       2001     2000     1999     2001     2000     1999
---------------------------------------------------------------------------------------------------------
Service cost                                          $  70    $  62    $  67    $   8    $   7    $   8
Interest cost                                           145      135      131       25       23       21
Expected return on plan assets                         (168)    (159)    (149)      (9)      (9)      (9)
Amortization of prior service cost                        6        6        6      (23)     (23)     (24)
Amortization of unrecognized net losses                   4        3        6       --       --        1
Amortization of unrecognized net obligation arising
  from initial application of SFAS No. 87                --        1        1       --       --       --
---------------------------------------------------------------------------------------------------------
   NET PENSION COST                                   $  57    $  48    $  62    $   1    $  (2)   $  (3)
=========================================================================================================

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

Effective January 1, 2001, the Company amended the defined benefit pension plan to add a cash balance benefit formula to apply to all employees with an original hire date on or after January 1, 2001.

12.  INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. The cost to The Hartford for the above plan was approximately $30, $28 and $26 for 2001, 2000 and 1999, respectively.

13.  REINSURANCE

The Hartford cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also assumes reinsurance from other insurers. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2001, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company's stockholders' equity.

Life insurance net retained premiums were comprised of the following:

                                For the years ended December 31,
                             ----------------------------------------
                               2001          2000          1999
---------------------------------------------------------------------
Gross premiums              $ 5,070       $ 4,731       $ 4,165
Assumed                         232           137           154
Ceded                          (398)         (303)         (250)
---------------------------------------------------------------------
 NET RETAINED PREMIUMS      $ 4,904       $ 4,565       $ 4,069
=====================================================================

The Hartford records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $392, $225 and $168 for the years ended December 31, 2001, 2000 and 1999, respectively.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                             For the years ended December 31,
                        --------------------------------------------
                                2001            2000          1999
--------------------------------------------------------------------
PREMIUMS WRITTEN
     Direct                  $   7,625      $  7,109       $ 6,464
     Assumed                     1,035           965           833
     Ceded                      (1,075)         (826)         (585)
--------------------------------------------------------------------
       NET                   $   7,585      $  7,248       $ 6,712
====================================================================
PREMIUMS EARNED
     Direct                  $   7,230      $  6,770       $ 6,189
     Assumed                     1,016         1,001           827
     Ceded                        (980)         (795)         (528)
--------------------------------------------------------------------
       NET                   $   7,266      $  6,976       $ 6,488
====================================================================

Reinsurance cessions, which reduce claims and claim expenses incurred, were $1.2 billion, $650 and $565 for the years ended December 31, 2001, 2000 and 1999, respectively.


14.  INCOME TAX

                                                                               For the years ended December 31,
                                                               -----------------------------------------------------------------
                                                                  2001                      2000                      1999
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES
                 U.S. Federal                                  $   354                   $   1,381                 $   1,188
                 International                                      --                          37                        47
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL INCOME BEFORE INCOME TAXES, MINORITY
       INTEREST, EXTRAORDINARY ITEM AND
       CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 $   354                   $   1,418                 $   1,235
--------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -   U.S. Federal                                 $  (235)                  $      58                 $     (28)
                  International                                     (2)                         31                        28
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT                                                (237)                         89                        --
--------------------------------------------------------------------------------------------------------------------------------
     Deferred -   U.S. Federal                                      41                         318                       289
                  International                                      1                         (17)                       (2)
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                             42                         301                       287
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                    $  (195)                  $     390                 $     287
================================================================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                 2001                        2000
                                     ---------------------------------------------------------
                                     U.S. Federal   International  U.S. Federal  International
----------------------------------------------------------------------------------------------
Discounted loss reserves             $      624    $     --      $      627    $     --
Other insurance-related items                 1          --             533          --
Employee benefits                           173          --             214          --
Earnings from foreign subsidiaries           (1)         --              22          --
Reserve for bad debts                        26          --              25          --
Accelerated depreciation                     29          --              25          --
Unrealized gains                           (327)          3            (262)         (2)
Other investment-related items             (225)         --            (454)         --
NOL benefit carryover                       410          --              13          --
Other                                       (17)         (3)            (61)         (1)
----------------------------------------------------------------------------------------------
   TOTAL                             $      693    $     --      $      682    $     (3)*
==============================================================================================

*     Included in other liabilities on the Consolidated Balance Sheets.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2001.

No additional provision or benefit has been recognized for U.S. taxes on international earnings, as amounts were insignificant at December 31, 2001.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:


                                                                                       For the years ended December 31,
                                                                       -----------------------------------------------------
                                                                         2001                  2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Tax provision at U.S. Federal statutory rate                          $  124                 $  496               $   432
Tax-exempt interest                                                     (217)                  (178)                 (146)
Foreign tax rate differential                                             --                      1                    (1)
Sale of International subsidiaries (see Note 18(b))                        9                     88                    --
Internal Revenue Service audit settlement (see Note 15(d))                --                    (24)                   --
Tax adjustment - HLI (see Note 15(d))                                   (130)                    --                    --
  Other                                                                   19                      7                     2
----------------------------------------------------------------------------------------------------------------------------
  PROVISION (BENEFIT) FOR INCOME TAX                                  $ (195)                $  390               $   287
============================================================================================================================

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

(B) ENVIRONMENTAL AND ASBESTOS CLAIMS

Historically, The Hartford has found it difficult to estimate ultimate liabilities related to environmental and asbestos claims due to uncertainties surrounding these exposures. Within the property and casualty insurance industry, in the mid-1990s, progress was made in developing sophisticated, alternative methodologies utilizing company experience and supplemental databases to assess environmental and asbestos liabilities. A study which incorporated these methodologies was initiated by The Hartford in April 1996. The study included a review of identified environmental and asbestos exposures of North American Property & Casualty, along with U.S. exposures of The Hartford's Other Operations segment. The methodology utilized a ground-up analysis of policy, site and exposure level data for a representative sample of The Hartford's claims. The results of the evaluation were extrapolated against the balance of the claim population to estimate the Company's overall exposure for reported claims.

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

The Hartford reported net environmental and asbestos reserves of $1,270 and $1,483 as of December 31, 2001 and 2000, respectively. The Hartford believes that the environmental and asbestos reserves reported at December 31, 2001 are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

(C)  LEASE COMMITMENTS

Total rental expense on operating leases was $181 in 2001, $179 in 2000 and $183 in 1999. Future minimum lease commitments are as follows:

2002                                                 $  131
2003                                                    112
2004                                                     98
2005                                                     84
2006                                                     69
Thereafter                                              194
----------------------------------------------------------------------
  TOTAL                                              $  688
----------------------------------------------------------------------

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

(D)  TAX MATTERS (CONTINUED)

Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

(E) UNFUNDED COMMITMENTS

At December 31, 2001, The Hartford has outstanding commitments to fund limited partnership investments totaling $375. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

16.  TRANSACTIONS WITH AFFILIATES

On December 19, 1995, ITT Corporation ("ITT") distributed all of the outstanding shares of common stock of The Hartford to the shareholders of ITT common stock ("the Distribution"). As a result of the Distribution, The Hartford became an independent, publicly-traded company. Prior to the Distribution, The Hartford had substantial dealings with ITT and its affiliates as described below.

The Distribution Agreement entered into by The Hartford, ITT Destinations, Inc., and ITT Industries, Inc. (the former ITT subsidiaries) addressed the disposition of shared liabilities. A shared liability is defined as a liability arising out of, or related to, business conducted by ITT prior to the Distribution that was not otherwise specifically related to one of the former ITT subsidiaries. Under the Distribution Agreement, responsibility for shared liabilities generally will be borne equally by each of the former ITT subsidiaries (or any successor to each former ITT subsidiary), including related attorney's fees and other out-of-pocket expenses. As of December 31, 2001, accruals had been established for liabilities covered by this agreement.

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair value of the net assets acquired) of $862, which was amortized on a straight-line basis until January 1, 2002.

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock from treasury (7.25 million shares
  @ $54.90 per share)                                     $    398
Long-term notes:
   $250  7.75% notes due June 15, 2005                         244
   $275  7.90% notes due June 15, 2010                         272
Commercial paper                                               400
-------------------------------------------------------------------
     Consideration raised                                    1,314
Other, including conversion of HLI employee
   stock options and restricted shares                         102
-------------------------------------------------------------------
     Total consideration                                  $  1,416
===================================================================

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value. These adjustments also include the recognition of an asset representing the present value of estimated net cash flows (present value of the future gross profits to be earned, "PVP") embedded in HLI's existing insurance and investment contracts. The amount of the purchase price allocated to PVP was $801. PVP is amortized to expense in relation to the estimated gross profits on those contracts, and interest is accreted on the unamortized balance. For the years ended December 31, 2001 and 2000, amortization of PVP amounted to $79 and $47, respectively. Amortization of purchase adjustments will not have a significant impact on the Company's ongoing results of operations.

17.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in ten operating segments. Additionally, all activities related to The HLI Repurchase and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category its international operations, which are primarily located in Latin America and Japan, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

Property & Casualty was reorganized into six reportable operating segments and, effective January 1, 2001, is reported as the North American underwriting segments of Business Insurance, Affinity Personal Lines, Personal Insurance, Specialty Commercial and Reinsurance; and the Other Operations segment, formerly International and Other Operations.

Business  Insurance  provides standard  commercial  insurance  coverage to small
(Select Customer) and mid-sized (Key Accounts) insureds. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Affinity Personal Lines provides customized products and services to the membership of AARP through a direct marketing operation; and to customers of Sears and Ford as well as customers of financial institutions through an affinity center. Personal Insurance provides automobile, homeowners and home-based business coverages to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market and through Omni in the non-standard automobile market. Specialty Commercial provides property, bond and professional liability coverages as well as insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. In October 2001, The Hartford's reinsurance segment announced a centralization of all underwriting and claims operations in Hartford, Connecticut. While exiting most international lines, HartRe will continue to write worldwide catastrophe, Alternative Risk Transfer ("ART") and marine from Hartford. For further discussion of this restructuring, see Note 18(c) of Notes to Consolidated Financial Statements. The Other Operations segment currently consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business. The Other Operations segment results also include activity for the Company's international property & casualty businesses up until their dates of sales. For further discussion regarding the sales of international subsidiaries, see Note 18(b).

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income (defined in previous years as "core earnings"), except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. "Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains and losses, the cumulative effect of accounting changes and certain other items. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty and North American. North American includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income. Property & Casualty includes operating income for North American and the Other Operations segment.

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


REPORTING SEGMENT INFORMATION
                                                  For the years ended December 31,
                                                 ---------------------------------

REVENUES                                             2001        2000        1999
----------------------------------------------------------------------------------
Life
  Investment Products                            $  2,506    $  2,380    $  2,041
  Individual Life                                     890         640         584
  Group Benefits                                    2,507       2,207       2,024
  COLI                                                719         767         831
  Other                                               (73)         (4)         56
----------------------------------------------------------------------------------
Total Life                                          6,549       5,990       5,536
----------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                           2,645       2,298       2,202
       Affinity Personal Lines                      1,891       1,749       1,630
       Personal Insurance                           1,006         964         875
       Specialty Commercial                         1,242       1,202       1,069
       Reinsurance                                    920         809         680
       Ceded premiums related to September 11         (91)         --          --
----------------------------------------------------------------------------------
  Total earned premiums and other revenue           7,613       7,022       6,456
  Net investment income                               907         862         853
  Net realized capital gains (losses)                (108)        218          22
----------------------------------------------------------------------------------
  Total North American                              8,412       8,102       7,331
  Other Operations                                    168         602         661
----------------------------------------------------------------------------------
Total Property & Casualty                           8,580       8,704       7,992
----------------------------------------------------------------------------------
Corporate                                              18           9          --
----------------------------------------------------------------------------------
    TOTAL REVENUES                               $ 15,147    $ 14,703    $ 13,528
==================================================================================

17.  SEGMENT INFORMATION (CONTINUED)

                                                                      For the years ended December 31,
                                                                 ---------------------------------------
OPERATING INCOME (LOSS)                                                2001          2000          1999
--------------------------------------------------------------------------------------------------------
Life
  Investment Products                                            $      463    $      424    $      330
  Individual Life                                                       121            79            71
  Group Benefits                                                        106            90            79
  COLI                                                                   37            34            30
  Other                                                                  73             5           (43)
--------------------------------------------------------------------------------------------------------
Total Life                                                              800           632           467
--------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                 3           (50)         (123)
       Affinity Personal Lines                                          (36)           17            19
       Personal Insurance                                               (42)          (15)           15
       Specialty Commercial                                             (95)         (103)          (48)
       Reinsurance                                                     (149)          (73)          (48)
--------------------------------------------------------------------------------------------------------
       Underwriting results excluding September 11                     (319)         (224)         (185)
       September 11                                                    (647)           --            --
--------------------------------------------------------------------------------------------------------
     Total North American underwriting results                         (966)         (224)         (185)
     Net servicing and other income [1]                                  22             9            19
     Net investment income                                              907           862           853
     Other expenses [2]                                                (189)         (216)         (212)
     Income tax (expense) benefit                                       206           (19)          (41)
--------------------------------------------------------------------------------------------------------
  Total North American                                                  (20)          412           434
  Other Operations                                                        6            17            22
--------------------------------------------------------------------------------------------------------
Total Property & Casualty                                               (14)          429           456
--------------------------------------------------------------------------------------------------------
Corporate                                                               (62)          (99)          (86)
--------------------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME                                             724           962           837
  Restructuring charges, net of tax                                     (11)           --            --
  Extraordinary loss from early retirement of debt, net of tax           (8)           --            --
  Cumulative effect of accounting changes, net of tax                   (34)           --            --
  Net realized capital gains (losses), after-tax                       (164)           12            25
--------------------------------------------------------------------------------------------------------
     NET INCOME                                                  $      507    $      974    $      862
========================================================================================================

[1]   Net of expenses related to service business.
[2]   2001 excludes $15 related to restructuring charges.

                                                                            As of December 31,
                                                                 ---------------------------------------
ASSETS                                                                2001         2000         1999
--------------------------------------------------------------------------------------------------------
  Life                                                          $  151,612   $  143,621   $  139,033
  Property & Casualty                                               28,829       27,094       28,018
  Corporate                                                            797          817           --
--------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                             $  181,238   $  171,532   $  167,051
========================================================================================================

GEOGRAPHICAL SEGMENT INFORMATION
                                                                   For the years ended December 31,
                                                                ----------------------------------------
REVENUES                                                              2001         2000         1999
--------------------------------------------------------------------------------------------------------
  North America                                                 $   15,003   $   14,062   $   12,826
  Other                                                                144          641          702
--------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                           $   15,147   $   14,703   $   13,528
========================================================================================================


REVENUES BY PRODUCT LINE
                                                                        For the years ended December 31,
                                                               ---------------------------------------------
REVENUES                                                               2001            2000            1999
------------------------------------------------------------------------------------------------------------
Life
  Investment Products
     Individual annuity                                        $      1,492    $      1,538    $      1,354
     Other                                                            1,014             842             687
------------------------------------------------------------------------------------------------------------
     Total Investment Products                                        2,506           2,380           2,041
  Individual Life                                                       890             640             584
  Group Benefits                                                      2,507           2,207           2,024
  COLI                                                                  719             767             831
  Other                                                                 (73)             (4)             56
------------------------------------------------------------------------------------------------------------
Total Life                                                            6,549           5,990           5,536
------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Business Insurance
       Workers' Compensation                                            891             764             782
       Property                                                         770             646             570
       Automobile                                                       512             445             414
       Liability                                                        345             331             318
       Other                                                            127             112             118
------------------------------------------------------------------------------------------------------------
       Total Business Insurance                                       2,645           2,298           2,202
     Affinity Personal
       Automobile                                                     1,350           1,239           1,151
       Homeowners and other [1]                                         541             510             479
------------------------------------------------------------------------------------------------------------
       Total Affinity Personal                                        1,891           1,749           1,630
     Personal Insurance
       Automobile                                                       747             717             645
       Homeowners and other                                             259             247             230
------------------------------------------------------------------------------------------------------------
       Total Personal Insurance                                       1,006             964             875
     Specialty Commercial
       Workers' Compensation                                            126             118             118
       Property                                                         108              86              79
       Automobile                                                        20              19              25
       Liability                                                        151              72              20
       Other [1]                                                        837             907             827
------------------------------------------------------------------------------------------------------------
       Total Specialty Commercial                                     1,242           1,202           1,069
     Reinsurance                                                        920             809             680
  Ceded premiums related to September 11                                (91)             --              --
  Net investment income                                                 907             862             853
  Net realized capital gains (losses)                                  (108)            218              22
------------------------------------------------------------------------------------------------------------
  Total North American                                                8,412           8,102           7,331
  Other Operations                                                      168             602             661
------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                             8,580           8,704           7,992
------------------------------------------------------------------------------------------------------------
Corporate                                                                18               9            --
------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                             $     15,147    $     14,703    $     13,528
============================================================================================================

[1]   Includes servicing revenue.

18.      ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING

(A)  ACQUISITIONS

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

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock issuance (10 million shares
   @ $64.00 per share), net of transaction costs       $    615
Long-term notes:
   $400  7.375% notes due March 1, 2031                     400
Trust preferred securities:
  $200  7.625% Trust Preferred Securities
   (Series B) due February 15, 2050                         200
-----------------------------------------------------------------------
     Consideration raised                              $  1,215
=======================================================================



The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the year ended December 31, 2001, amortization of PVP amounted to $66. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and was amortized on a straight-line basis until January 1, 2002.

On June 27, 2000,  The Hartford  acquired all of the  outstanding  shares of HLI
that  it  did  not  already  own.  For  additional  discussion,   see  Note  16,
Transactions with Affiliates.

(B)  DISPOSITIONS

In September 2001, The Hartford entered an agreement to sell its Singapore-based Hartford Insurance Company (Singapore), Ltd. The Company recorded a net realized capital loss of $9 after-tax related to the sale, which was completed in January 2002.

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

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche subsidiary. The Hartford received $547, before costs of sale, and reported an after-tax net realized capital gain of $69 related to the transaction. Management used a portion of the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

(C)  RESTRUCTURING

During the fourth quarter of 2001, the Company approved and implemented plans for restructuring the operations of both HartRe and The Hartford Bank. In October 2001, HartRe announced a restructuring of its entire international and domestic operations, with the purpose of centralizing the underwriting organization in Hartford, Connecticut. Also during the fourth quarter, the Boards of Directors for both The Hartford Bank and The Hartford Financial Services Group, Inc., approved The Hartford Bank's dissolution plan. Both plans will be completed during 2002.

Primarily as a result of these restructuring plans, the Company recorded a fourth quarter pretax charge of approximately $16, which is classified within "Other Expenses" on the 2001 Consolidated Statement of Income. This amount includes $8 in employee-related costs, $5 in occupancy-related costs and the remaining $3 in other restructuring related costs.

The 79 employees terminated under these restructuring plans primarily relate to all levels of the underwriting and claims areas. As of December 31, 2001, the Company has not paid any severance costs. The occupancy-related costs represent the remaining lease liabilities for both the domestic and international offices of HartRe to be closed pursuant to the restructuring plan.


19.      QUARTERLY RESULTS FOR 2001 AND 2000  (UNAUDITED)

                                                                             Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                                March 31,               June 30,              September 30,            December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2001        2000        2001        2000        2001         2000        2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                               $   3,722   $   3,499   $   3,847   $   3,514   $   3,722    $   3,791   $   3,856  $   3,899
Benefits, claims and expenses          $   3,401   $   3,155   $   3,552   $   3,256   $   4,148    $   3,472   $   3,692  $   3,402
Net income (loss) [1]                  $     240   $     238   $     226   $     213   $    (103)   $     250   $     144  $     273
Basic earnings (loss)
  per share [1]                        $    1.04   $    1.10   $    0.95   $    0.98   $   (0.43)   $    1.11   $    0.59  $    1.21
Diluted earnings (loss)
  per share [1] [2]                    $    1.02   $    1.10   $    0.94   $    0.97   $   (0.43)   $    1.09   $    0.58  $    1.18
Weighted average common shares
  outstanding                              231.5       215.8       237.3       216.5       238.0        224.4       244.1      225.7
Weighted average common shares
  outstanding and dilutive potential
  common shares [2]                        235.5       217.3       241.3       219.9       238.0        229.3       247.1      231.0
====================================================================================================================================

[1] Included in the quarter ended September 30, 2001 are after-tax losses of $440 ($1.85 per basic and diluted share) related to September 11 and $130 of tax benefits ($0.55 per basic and diluted share) in Life primarily related to the expected favorable treatment of certain tax matters arising during the 1996-2000 tax years.
[2] As a result of the net loss in the quarter ended September 30, 2001, SFAS 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of third quarter 2001 diluted earnings per share, as the inclusion of options and contingently issuable shares of 3.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 241.7.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE I

                                   SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                         As of December 31, 2001
                                                                         -------------------------------------------
                                                                                                      Amount at which
                                                                                                     shown on Balance
Type of Investment                                                             Cost       Fair Value        Sheet
--------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
      (guaranteed and sponsored)                                         $        559   $        575   $        575
     U.S. Gov't and Gov't agencies and authorities
      (guaranteed and sponsored) - asset-backed                                 1,925          1,968          1,968
     States, municipalities and political subdivisions                          9,642         10,060         10,060
     International governments                                                    938          1,003          1,003
     Public utilities                                                           1,470          1,469          1,469
     All other corporate including international                               13,187         13,428         13,428
     All other corporate - asset-backed                                         8,469          8,580          8,580
     Short-term investments                                                     2,104          2,107          2,107
  Certificates of deposit                                                         708            700            700
  Redeemable preferred stock                                                      152            156            156
--------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                  39,154         40,046         40,046
--------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                              19             15             15
     Banks, trusts and insurance companies                                         87             94             94
     Industrial and miscellaneous                                                 757            815            815
  Nonredeemable preferred stocks                                                  426            425            425
--------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                  1,289          1,349          1,349
--------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                            40,443         41,395         41,395
--------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                         2              2              2

OTHER INVESTMENTS
  Mortgage loans on real estate                                                   387            387            387
  Policy loans                                                                  3,317          3,317          3,317
  Investments in partnerships and trusts                                        1,312          1,372          1,372
  Futures, options and miscellaneous                                              134            216            216
--------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                  5,150          5,292          5,292
--------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $     45,595   $     46,689   $     46,689
====================================================================================================================

                                         THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                         SCHEDULE II

                         CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                          (REGISTRANT)

(In millions)                                                                 As of December 31,
                                                                          ------------------------
BALANCE SHEETS                                                                 2001        2000
--------------------------------------------------------------------------------------------------
ASSETS
  Receivables from affiliates                                             $      162   $      212
  Other assets                                                                   216          119
  Investment in affiliates                                                    11,254        9,680
--------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                             11,632       10,011
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                599          235
  Long-term debt                                                                 919        1,218
  Company  obligated  mandatorily  redeemable  preferred  securities of subsidiary trusts holding solely parent junior subordinated
    debentures                                                                   968        1,000
  Other liabilities                                                              133           94
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                         2,619        2,547
     TOTAL STOCKHOLDERS' EQUITY                                                9,013        7,464
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   11,632   $   10,011
==================================================================================================


(In millions)
STATEMENTS OF INCOME                                                 For the years ended December 31,
                                                               ---------------------------------------
                                                                     2001          2000          1999
------------------------------------------------------------------------------------------------------
Earnings of subsidiaries                                       $      641    $    1,096    $      944
Interest expense (net of interest income)                             190           186           150
Other expenses (income)                                                 3             3             1
------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                  448           907           793
Income tax expense (benefit)                                          (67)          (67)          (69)
Extraordinary loss from early retirement of debt, net of tax           (8)           --            --
------------------------------------------------------------------------------------------------------
   NET INCOME                                                  $      507    $      974    $      862
======================================================================================================

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE II

                                                 CONDENSED FINANCIAL INFORMATION OF
                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC. (CONTINUED)
                                                         (REGISTRANT)

(In millions)
CONDENSED STATEMENTS OF CASH FLOWS                                                 For the years ended December 31,
                                                                             ---------------------------------------
                                                                                   2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                $      507    $      974    $      862
   Undistributed earnings of subsidiaries                                          (555)         (436)          (86)
   Change in working capital                                                         45            48           (28)
--------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                (3)          586           748
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Net purchase of short-term investments                                           (41)           --            --
   Capital contribution to subsidiary                                              (854)       (1,325)           --
--------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                            (895)       (1,325)           --
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net increase in debt                                                              48           520            --
   Issuance of common stock                                                       1,015           398            --
   Dividends paid                                                                  (235)         (210)         (207)
   Acquisition of treasury stock                                                     (7)         (100)         (596)
   Proceeds from issuances of shares under incentive and stock
     purchase plans                                                                  77           131            55
--------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               898           739          (748)
--------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                                --            --            --
   Cash - beginning of year                                                          --            --            --
--------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                      $       --    $       --    $       --
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                                  $      192    $      184    $      148

                                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                          SCHEDULE III

                                               SUPPLEMENTARY INSURANCE INFORMATION
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In millions)
                                            Future Policy
                                               Benefits,
                                                Unpaid                         Other
                                 Deferred     Claims and                    Policyholder    Earned
                                  Policy        Claim                        Funds and      Premiums,        Net
                               Acquisition    Adjustment      Unearned       Benefits       Fee Income    Investment
                                 Costs[1]      Expenses       Premiums        Payable       and Other       Income
---------------------------------------------------------------------------------------------------------------------
        2001
Life                          $      5,572  $      8,842   $         45   $     19,357   $      4,903  $      1,779
P&C                                    847        16,678          3,399             --          7,630         1,053
Corporate                                1           (23)            (8)            (2)            --            18
---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $      6,420  $     25,497   $      3,436   $     19,355   $     12,533  $      2,850
=====================================================================================================================

        2000
Life                          $      4,527  $      7,074   $         54   $     15,849   $      4,486  $      1,592
P&C                                    777        15,934          3,048              2          7,398         1,072
Corporate                                1           (29)            (9)            (3)            --            10
---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $      5,305  $     22,979   $      3,093   $     15,848   $     11,884  $      2,674
=====================================================================================================================

        1999
Life                          $      4,210  $      6,236   $         48   $     16,873   $      3,979  $      1,562
P&C                                    828        16,342          2,729             11          6,888         1,065
Corporate                               --            --             --             --             --            --
---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $      5,038  $     22,578   $      2,777   $     16,884   $     10,867  $      2,627
=====================================================================================================================

[1]   Also includes present value of future profits for 2001 and 2000.
Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.




                                               SUPPLEMENTARY INSURANCE INFORMATION
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                        (CONTINUED)

(In millions)


                                               Benefits,   Amortization
                                              Claims and    of Deferred
                               Net Realized      Claim        Policy
                                  Capital      Adjustment   Acquisition    Other       Net Written
                               Gains(Losses)    Expenses     Costs[1]      Expenses      Premiums
----------------------------------------------------------------------------------------------------
        2001
Life                          $       (133)  $      3,611  $        642  $      1,531  $        N/A
P&C                                   (103)         6,146         1,572         1,197         7,585
Corporate                               --              7            --            87           N/A
----------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $       (236)  $      9,764  $      2,214  $      2,815  $      7,585
====================================================================================================

        2000
Life                          $        (88)  $      3,162  $        671  $      1,369  $        N/A
P&C                                    234          5,253         1,542         1,225         7,248
Corporate                               (1)             4            --            59           N/A
----------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $        145   $      8,419  $      2,213  $      2,653  $      7,248
====================================================================================================

        1999
Life                          $         (5)  $      3,054  $        568  $      1,228  $        N/A
P&C                                     39          4,848         1,443         1,152         6,712
Corporate                               --             --            --            --           N/A
----------------------------------------------------------------------------------------------------
 CONSOLIDATED OPERATIONS      $         34   $      7,902  $      2,011  $      2,380  $      6,712
====================================================================================================

[1]   Also includes present value of future profits for 2001 and 2000.
Note:  Certain   reclassifications  have  been  made  to  prior  year  financial information to conform to current year presentation.
N/A - Not applicable to life insurance pursuant to Regulation S-X.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE IV

                                                            REINSURANCE


                                                              Ceded to          Assumed                          Percentage of
                                               Gross            Other          From Other           Net             Ammount
(In millions)                                  Amount         Companies         Companies          Amount        Assumed to Net
-------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2001

   Life insurance in force                $    534,489      $    142,352      $     50,828      $    442,965                11%
===============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance      $      7,625      $      1,075      $      1,035      $      7,585                14%
     Life insurance                              3,661               282                81             3,460                 2%
     Accident and health insurance               1,408               116               151             1,443                10%
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES           $     12,694      $      1,473      $      1,267      $     12,488                10%
===============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2000

   Life insurance in force                $    567,208      $    110,781      $     18,374      $    474,801                 4%
===============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance      $      6,769      $        795      $      1,001      $      6,975                14%
     Life insurance                              3,392               197                64             3,259                 2%
     Accident and health insurance               1,339               106                73             1,306                 6%
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES           $     11,500      $      1,098      $      1,138      $     11,540                10%
===============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                $    527,285      $    128,478      $     14,916      $    413,723                 4%
===============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance      $      6,189      $        528      $        827      $      6,488                13%
     Life insurance                              2,999               174                54             2,879                 2%
     Accident and health insurance               1,166                76               100             1,190                 8%
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES           $     10,354      $        778      $        981      $     10,557                 9%
===============================================================================================================================

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE V

                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                          Charged to
                                           Balance         Costs and     Translation      Write-offs/     Balance
(In millions)                             January 1,       Expenses       Adjustment     Payments/Other  December 31,
---------------------------------------------------------------------------------------------------------------------
  2001
  ----
Allowance for doubtful accounts         $      127      $       60      $       (1)      $      (53)      $      133
Accumulated depreciation of plant,
  property and equipment                       675              95              --              (49)             721
Reserve for restructuring charges               --              16              --               --               16

  2000
  ----
Allowance for doubtful accounts         $      135      $       32      $       --       $      (40)      $      127
Accumulated depreciation of plant,
  property and equipment                       665              94              (3)             (81)             675

  1999
  ----
Allowance for doubtful accounts         $      131      $       30      $       --       $      (26)      $      135
Accumulated depreciation of plant,
  property and equipment                       595              93              (3)             (20)             665
---------------------------------------------------------------------------------------------------------------------


                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE VI

                                            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                                                 AND CASUALTY INSURANCE OPERATIONS


                                                           Discount           Claims and Claim Adjustment          Paid Claims and
                                                         Deducted From       Expenses  Incurred Related to:        Claim Adjustment
                                                                            ----------------------------------
(In millions)                                           Liabilities [1]      Current Year         Prior Years           Expenses
------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,

     2001                                                  $   429              $   5,992          $    143              $   5,592

     2000                                                  $   396              $   5,170          $     27              $   5,334

     1999                                                  $   480              $   4,953          $   (171)             $   5,161
====================================================================================================================================

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 5.1%, 5.7% and 6.3% for 2001, 2000 and 1999, respectively.

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

Date:  March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


    SIGNATURE                         TITLE                            DATE
    ---------                         -----                            ----
/S/ RAMANI AYER              Chairman, President, Chief           March 18, 2002
----------------------
Ramani Ayer               Executive Officer and Director

/S/ THOMAS A. MARRA    Executive Vice President and Director      March 18, 2002
----------------------
Thomas A. Marra

/S/ DAVID K. ZWIENER   Executive Vice President and Director      March 18, 2002
----------------------
David K. Zwiener

/S/ DAVID M. JOHNSON          Executive Vice President            March 18, 2002
----------------------
David M. Johnson            and Chief Financial Officer

/S/ JOHN N. GIAMALIS            Senior Vice President             March 18, 2002
----------------------
John N. Giamalis                   and Controller

/S/ RAND V. ARASKOG                  Director                     March 18, 2002
----------------------
Rand V. Araskog

/S/ DINA DUBLON                      Director                     March 18, 2002
----------------------
Dina Dublon

/S/ DONALD R. FRAHM                  Director                     March 18, 2002
----------------------
Donald R. Frahm

/S/ EDWARD J. KELLY                  Director                     March 18, 2002
----------------------
Edward J. Kelly

/S/ PAUL G. KIRK, JR.                Director                     March 18, 2002
----------------------
Paul G. Kirk, Jr.

/S/ ROBERT W. SELANDER               Director                     March 18, 2002
----------------------
Robert W. Selander

/S/ CHARLES B. STRAUSS               Director                     March 18, 2002
----------------------
Charles B. Strauss

/S/ H. PATRICK SWYGERT               Director                     March 18, 2002
----------------------
H. Patrick Swygert

/S/ GORDON I. ULMER                  Director                     March 18, 2002
----------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                    FORM 10-K

                                 EXHIBITS INDEX

The exhibits attached to this Form 10-K are those which are required by Item 601 of Regulation S-K and which have not been previously filed with the Securities and Exchange Commission.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

4.01 Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02, respectively).

4.02 Rights Agreement dated as of November 1, 1995, (the "Rights Agreement"), between The Hartford and The Bank of New York as Rights agent was filed as Exhibit 4.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

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

4.07 Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association), as trustee, with respect to The Hartford's 6.375% Notes Due November 1, 2002, 7.30% Debentures Due November 1, 2015 and 6.375% Notes Due November 1, 2008 (incorporated by reference to Exhibit 4.08 to The Hartford's Report on Form 8-K, dated November 15, 1995).

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

4.10 Junior Subordinated Indenture, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as trustee, with respect to The Hartford's 7.70% Junior Subordinated Deferrable Interest Debentures, Series A, due February 28, 2016 (the "Junior Debentures") was filed as
        Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.11 Supplemental Indenture No. 1, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as trustee, with respect to the Junior Debentures, was filed as Exhibit 4.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.12 Form of The Hartford's 7.70% Junior Subordinated Deferrable Interest Debenture, Series A, due February 28, 2016 (included in the Indenture incorporated by reference as Exhibit 4.10 hereto).

4.13 Amended and Restated Trust Agreement, dated as of February 28, 1996, of Hartford Capital I, relating to the 7.70% Cumulative Quarterly Income Preferred Securities, Series A ("Preferred Securities") was filed as
        Exhibit 4.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.14 Agreement as to Expenses and Liabilities, dated as of February 28, 1996, between The Hartford and Hartford Capital I was filed as Exhibit 4.13 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

EXHIBIT NO.
-----------


4.15 Preferred Security Certificate for Hartford Capital I (included as Exhibit E to the Trust Agreement incorporated by reference as Exhibit
        4.13 hereto).

4.16 Guarantee Agreement, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as trustee, relating to The Hartford's guarantee of the Preferred Securities, was filed as Exhibit 4.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

4.19 Amended and Restated Trust Agreement, dated as of October 30, 1996, of Hartford Capital II, relating to the 8.35% Cumulative Quarterly Income Preferred Securities, Series B, (the "Series B Preferred Securities") was filed as Exhibit 4.1 to The Hartford's Form 8-K, dated November 4, 1996, and is incorporated herein by reference.

4.20 Agreement as to Expenses and Liabilities, dated as of October 30, 1996, between The Hartford and Hartford Capital II (included as Exhibit D that is incorporated by reference as Exhibit 4.19 hereto).

4.21    Preferred  Security  Certificate  for  Hartford  Capital II (included as
        Exhibit  E  to  the  Amended  and  Restated  Trust   Agreement  that  is
        incorporated by reference as Exhibit 4.19 hereto).

4.22 Guarantee Agreement, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as trustee, relating to The Hartford's guarantee of the Series B Preferred Securities, was filed as Exhibit
        4.21 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4.23 Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture between The Hartford and The Chase Manhattan Bank, as trustee, was filed as Exhibit 4.30 to The Hartford's Registration Statement on From S-3 (Registration No. 333-49666) and is incorporated herein by reference.

4.24    Form of The Hartford's 7.75% Senior Notes due June 15, 2005 was filed as
        Exhibit 4.24 to The Hartford's Form 10-K for the fiscal year ended December 31, 2000 and is incorporated herein by reference.

4.25    Form of The Hartford's 7.90% Senior Notes due June 15, 2010 was filed as
        Exhibit 4.25 to The Hartford's Form 10-K for the fiscal year ended December 31, 2000 and is incorporated herein by reference.

4.26 Junior Subordinated Indenture, dated October 30, 1996, between ITT Hartford Group, Inc. and Wilmington Trust Company, as trustee, was filed as Exhibit 4.16 to ITT Hartford Group, Inc.'s Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4.27 Supplemental Indenture, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture between The Hartford and Wilmington Trust Company, as trustee. +

4.28 Amended and Restated Trust Agreement, dated as of October 26, 2001, of Hartford Capital III, relating to the 7.45% Trust Originated Preferred Securities, Series C, (the "Series C Preferred Securities"). +

4.29 Agreement as to Expenses and Liabilities, dated as of October 26, 2001, between The Hartford and Hartford Capital III. +

4.30    Preferred Security Certificate for Hartford Capital III. +

4.31 Guarantee Agreement, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, relating to The Hartford's guarantee of the Series C Preferred Securities. +

10.01 Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and The Hartford was filed as Exhibit 10.01 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

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

EXHIBIT NO.
-----------


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

10.08 Debt allocation agreement, dated as of November 1, 1995, between ITT Corporation and The Hartford, and related Fourth Supplemental Indenture, dated as of November 1, 1995, among ITT Corporation, The Hartford and State Street Bank and Trust Company, as successor trustee, were filed as
        Exhibit 10.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995 and are incorporated herein by reference.

10.09 Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 20, 1996, among The Hartford, the lenders named therein and The Chase Manhattan Bank as administrative agent was filed as Exhibit 10.11 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

10.10 364 Day Competitive Advance and Revolving Credit Facility Agreement, dated as of December 20, 1996, among The Hartford, the lenders named therein and The Chase Manhattan Bank as administrative agent was filed as Exhibit 10.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

*10.11 Employment Agreement, dated July 1, 1997, between The Hartford and Ramani Ayer was filed as Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.12 Employment Agreement, dated July 1, 1997, between Hartford Life, Inc. ("Hartford Life"), The Hartford and Lowndes A. Smith was filed as
        Exhibit 10.02 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.13  Employment Agreement, dated July 1, 1997, between The Hartford and David
        K. Zwiener was filed as Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

*10.14 Employment Agreement, dated July 1, 2000, between The Hartford and Thomas M. Marra was filed as Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended September 30, 2000 and is incorporated herein by reference.

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

*10.17  The Hartford 2000 Incentive Stock Plan, as amended. +

*10.18  The Hartford 1996 Deferred Restricted Stock Unit Plan, as amended. +

*10.19  The Hartford 1996 Deferred Compensation Plan, as amended. +

EXHIBIT NO.
-----------


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

10.22 Master Intercompany Agreement among Hartford Life, The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company was filed as Exhibit 10.01 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.23 Tax Sharing Agreement among The Hartford and its subsidiaries, including Hartford Life, was filed as Exhibit 10.02 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.24 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company, was filed as Exhibit 10.03 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.25 Management Agreement among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc., was filed as Exhibit 10.04 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.26 Sublease Agreement between Hartford Fire Insurance Company and Hartford Life was filed as Exhibit 10.05 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.27 Employment Agreement, dated as of March 20, 2001, between The Hartford and Neal Wolin as Executive Vice President and General Counsel was filed as Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001 and is incorporated herein by reference.

10.28 Employment Agreement, dated as of April 26, 2001, between The Hartford and David M. Johnson as Executive Vice President and Chief Financial Officer was filed as Exhibit 10.2 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001 and is incorporated herein by reference.

10.29 Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of June 20, 2001, among The Hartford Financial Services Group, Inc., the lenders named therein, and The Chase Manhattan Bank and Bank of America, N.A. as co-administrative agents was filed as Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.

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

_________________________________________________________

*     Management contract, compensatory plan or arrangement.
+ Filed with the Securities and Exchange Commission as an exhibit to this report.