Form 10-Q
period 2002-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2002-05-15
CIK 874766

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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


As of April 30, 2002, there were outstanding 247,428,540 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

Consolidated Statements of Income - First Quarter Ended March 31,
2002 and 2001                                                                 3

Consolidated Balance Sheets - March 31, 2002 and December 31, 2001            4

Consolidated Statements of Changes in Stockholders' Equity - First Quarter
Ended March 31, 2002 and 2001                                                 5

Consolidated Statements of Cash Flows - First Quarter Ended March 31,
2002 and 2001                                                                 6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    28

Signature                                                                    29

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                                           FIRST QUARTER ENDED
                                                                                                                MARCH 31,
                                                                                                       -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                                                   2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (Unaudited)
REVENUES
  Earned premiums                                                                                      $   2,426     $   2,310
  Fee income                                                                                                 662           602
  Net investment income                                                                                      706           691
  Other revenue                                                                                              113           118
  Net realized capital gains (losses)                                                                         (7)            1
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                                   3,900         3,722
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                                           2,256         2,211
  Amortization of deferred policy acquisition costs and present value of
    future profits                                                                                           555           518
  Insurance operating costs and expenses                                                                     534           478
  Goodwill amortization                                                                                       --            11
  Other expenses                                                                                             187           183
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                                              3,532         3,401
          ==========================================================================================================================

          INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
             CHANGE                                                                                          368           321

  Income tax expense                                                                                          76            58
------------------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                               292           263

  Cumulative effect of accounting change, net of tax                                                          --           (23)
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                                                   $     292     $     240
          ==========================================================================================================================

BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting change                                                 $    1.19     $    1.14
  Cumulative effect of accounting change, net of tax                                                          --         (0.10)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                        $    1.19     $    1.04

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting change                                                 $    1.17     $    1.12
  Cumulative effect of accounting change, net of tax                                                          --         (0.10)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                        $    1.17     $    1.02
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                                                 246.1         231.5
Weighted average common shares outstanding and dilutive potential common
  shares                                                                                                   249.7         235.5
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                                      $    0.26     $    0.25
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,       DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                              2002              2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $39,811 and
    $39,154)                                                                                $      40,346     $       40,046
   Equity securities, available for sale, at fair value (cost of $1,256 and $1,289)                 1,309              1,349
   Policy loans, at outstanding balance                                                             3,288              3,317
   Other investments                                                                                2,116              1,977
--------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            47,059             46,689
   Cash                                                                                               351                353
   Premiums receivable and agents' balances                                                         2,579              2,432
   Reinsurance recoverables                                                                         5,141              5,162
   Deferred policy acquisition costs and present value of future profits                            6,581              6,420
   Deferred income tax                                                                                747                693
   Goodwill                                                                                         1,725              1,725
   Other assets                                                                                     3,065              3,044
   Separate account assets                                                                        117,689            114,720
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     184,937     $      181,238
        ========================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property and casualty                                                                 $      16,712     $       16,678
      Life                                                                                          9,029              8,819
   Other policyholder funds and benefits payable                                                   19,771             19,355
   Unearned premiums                                                                                3,649              3,436
   Short-term debt                                                                                    615                599
   Long-term debt                                                                                   1,965              1,965
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,425              1,412
   Other liabilities                                                                                5,043              5,241
   Separate account liabilities                                                                   117,689            114,720
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  175,898            172,225

COMMITMENTS AND CONTINGENCIES, NOTE 5

STOCKHOLDERS' EQUITY
   Common stock - authorized 400,000,000, issued 249,665,224 and 248,477,367 shares, par
    value $0.01                                                                                         2                  2
   Additional paid-in capital                                                                       2,416              2,362
   Retained earnings                                                                                6,380              6,152
   Treasury stock, at cost - 2,941,340 shares                                                         (37)               (37)
   Accumulated other comprehensive income                                                             278                534
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  9,039              9,013
        ========================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     184,937     $      181,238
        ========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FIRST QUARTER ENDED MARCH 31, 2002                                Accumulated Other Comprehensive Income (Loss)
                                                                -------------------------------------------------
                                                                              Net Gain
                                    Common                       Unrealized   (Loss) on                 Minimum
                                    Stock/                          Gain      Cash-Flow                 Pension         Outstanding
                                   Additional           Treasury  (Loss) on    Hedging    Cumulative   Liability           Shares
                                   Paid-in    Retained  Stock,   Securities, Instruments, Translation Adjustment,           (In
(In millions) (Unaudited)           Capital   Earnings  at Cost  net of tax  net of tax   Adjustments  net of tax Total  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $2,364   $6,152      $(37)      $606         $63      $(116)        $(19)   $9,013    245,536
Comprehensive income
   Net income                                     292                                                                292
   Other comprehensive income
    (loss), net of tax [1]
     Unrealized loss on securities                                    (235)                                         (235)
      [2]
     Cumulative translation adj.                                                               (4)                    (4)
     Net loss on cash-flow hedging
      instruments [3]                                                              (17)                              (17)
                                                                                                                 ---------
   Total other comprehensive income
    (loss)                                                                                                          (256)
                                                                                                                 ---------
     Total comprehensive income                                                                                       36
                                                                                                                 =========
Issuance of shares under incentive
   and stock purchase plan                44                                                                          44      1,188
Tax benefit on employee stock
   options and awards                     10                                                                          10
Dividends declared on common stock                (64)                                                               (64)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $2,418   $6,380      $(37)      $371         $46      $(120)        $(19)   $9,039    246,724
====================================================================================================================================

FIRST QUARTER ENDED MARCH 31, 2001                                 Accumulated Other Comprehensive Income (Loss)
                                                                 ------------------------------------------------
                                                                              Net Gain
                                    Common                        Unrealized     on                     Minimum
                                    Stock/                           Gain      Cash-Flow                 Pension         Outstanding
                                   Additional           Treasury  (Loss) on    Hedging    Cumulative   Liability           Shares
                                   Paid-in    Retained  Stock,   Securities, Instruments, Translation Adjustment,            (In
(In millions) (Unaudited)           Capital   Earnings  at Cost  net of tax  net of tax   Adjustments  net of tax Total  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $1,688   $5,887     $(480)      $497          $--     $(113)        $(15)   $7,464   226,290
Comprehensive income
   Net income                                     240                                                                240
   Other comprehensive income, net
    of tax [1]
     Cumulative effect of
      accounting change [4]                                             (1)          24                               23
     Unrealized gain on securities                                     124                                           124
      [2]
     Cumulative translation adj.                                                              (14)                   (14)
     Net gain on cash-flow hedging
      instruments [3]                                                                20                               20
                                                                                                                 ---------
   Total other comprehensive income                                                                                  153
                                                                                                                 ---------
     Total comprehensive income                                                                                      393
                                                                                                                 =========
Issuance of shares under incentive
   and stock purchase plans               27                  4                                                       31       572
Issuance of common stock in
   underwritten offering                 169                446                                                      615    10,000
Tax benefit on employee stock
   options and awards                      2                                                                           2
Dividends declared on common stock                (59)                                                               (59)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $1,886   $6,068      $(30)      $620          $44     $(127)        $(15)   $8,446   236,862
===================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax expense (benefit) of $(127) and $67 for the first quarter ended March 31, 2002 and 2001, respectively. Net gain (loss) on cash-flow hedging instruments is net of tax expense (benefit) of $(9) and $11 for the first quarter ended March 31, 2002 and 2001, respectively. For the first quarter ended March 31, 2001, cumulative effect of accounting change is net of tax benefit of $12. There is no tax effect on cumulative translation adjustments.
[2] Net of  reclassification  adjustment  for gains realized in net income of $0 and $26 for the first quarter ended March 31, 2002 and 2001, respectively. [3] Net of amortization adjustment of $1 and $2 to net investment income for the first quarter ended March 31, 2002 and 2001, respectively.
[4] For the first quarter ended March 31, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     FIRST QUARTER ENDED
                                                                                                          MARCH 31,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2002            2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         292    $          240
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (339)             (113)
   Change in reinsurance recoverables and other related assets                                           45               215
   Amortization of deferred policy acquisition costs and present value of future profits                555               518
   Additions to deferred policy acquisition costs and present value of future profits                  (716)             (687)
   Change in accrued and deferred income taxes                                                           96               (39)
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                     440               310
   Net realized capital losses (gains)                                                                    7                (1)
   Depreciation and amortization                                                                         13                15
   Cumulative effect of accounting change, net of tax                                                    --                23
   Other, net                                                                                            (6)             (175)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         387               306
================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                           (3,760)           (5,439)
   Sale of investments                                                                                2,604             2,893
   Maturity of investments                                                                              412               653
   Sale of affiliates                                                                                    --                25
   Additions to property, plant and equipment                                                           (31)              (31)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                           (775)           (1,899)
================================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                                  16                --
   Issuance of long-term debt                                                                            --               400
   Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                                --               200
   Issuance of common stock in underwritten offering                                                     --               615
   Net proceeds from investment and universal life-type contracts charged against
     policyholder accounts                                                                              389               469
   Dividends paid                                                                                       (64)              (57)
   Proceeds from issuance of shares under incentive and stock purchase plans                             45                16
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         386             1,643
================================================================================================================================
   Net increase (decrease) in cash                                                                       (2)               50
   Cash - beginning of period                                                                           353               227
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         351    $          277
================================================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
=================================================
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                  $          --    $           --
Interest                                                                                      $          29    $            5


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)
                                   (unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Less than majority-owned entities in which The Hartford has at least a 20% interest are reported on the equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2001 Form 10-K Annual Report.)

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

While the Company is in the process of testing its goodwill asset for recoverability, it does not expect any potential impairments to have a material impact on the Company's financial condition or results of operations. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations. (For further discussion of the impact of SFAS No. 142, see Note 2.)

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. Upon adoption of SFAS No. 133, as amended, the Company recorded a $23 charge to net income as a net-of-tax cumulative effect of accounting change.

(C) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under current guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. Statement 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Company's financial condition or results of operations.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income and earnings per share with the quarter ended March 31, 2001 adjusted for goodwill amortization occurring in that quarter.




                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                               ------------------------------
NET INCOME                                                                                          2002           2001
-----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                           $      292     $      263
Goodwill amortization, net of tax                                                                      --             10
-----------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                                         292            273
Cumulative effect of accounting change, net of tax                                                     --            (23)
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                            $      292     $      250
=============================================================================================================================


                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                               ------------------------------
BASIC EARNINGS PER SHARE                                                                            2002           2001
-----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                           $     1.19     $     1.14
Goodwill amortization, net of tax                                                                      --           0.04
-----------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                                        1.19           1.18
Cumulative effect of accounting change, net of tax                                                     --          (0.10)
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                            $     1.19     $     1.08
=============================================================================================================================

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change                                           $     1.17     $     1.12
Goodwill amortization, net of tax                                                                      --           0.04
-----------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                                        1.17           1.16
Cumulative effect of accounting change, net of tax                                                     --          (0.10)
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                            $     1.17     $     1.06
=============================================================================================================================

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                                                                   AS OF MARCH 31, 2002
                                                                                               ------------------------------
                                                                                                   GROSS       ACCUMULATED
                                                                                                  CARRYING         NET
AMORTIZED INTANGIBLE ASSETS                                                                        AMOUNT      AMORTIZATION
-----------------------------------------------------------------------------------------------------------------------------
Present value of future profits                                                                $    1,406     $      187
Renewal rights                                                                                         42             22
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $    1,448     $      209
=============================================================================================================================

Net amortization expense for the quarter ended March 31, 2002 was $26.

Estimated future net amortization expense for the succeeding five years is as follows:

   For the year ended December 31,
-----------------------------------------------------
                2002                   $  131
                2003                   $  120
                2004                   $  114
                2005                   $  104
                2006                   $   93
-----------------------------------------------------

The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, respectively, is shown below. The Company is in the process of completing its allocation of goodwill to the reporting segment and unit levels.



                                                                                                MARCH 31,    DECEMBER 31,
                                                                                                    2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Life                                                                                           $      799     $      799
Property & Casualty                                                                                   154            154
Corporate                                                                                             772            772
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $    1,725     $    1,725
====================================================================================================================================

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

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(e) of Notes to Consolidated Financial Statements included in The Hartford's December 31, 2001 Form 10-K Annual Report.

As of March 31, 2002, the Company reported $113 of derivative assets in other invested assets and $183 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of March 31, 2002, the Company held approximately $2.5 billion in derivative notional value related to strategies categorized as cash-flow hedges. There was $1 of reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2002. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2001.

Fair-Value Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2002, the Company held approximately $863 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of March 31, 2002, the Company held approximately $5.2 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

NOTE 4.  EARNINGS PER SHARE

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.




MARCH 31, 2002                                                                     Income         Shares           Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                     $         292          246.1     $        1.19
                                                                                                                 ===================
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                               --            3.6
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         292          249.7     $        1.17
====================================================================================================================================

MARCH 31, 2001                                                                     Income         Shares           Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders                                     $         240          231.5     $        1.04
                                                                                                                 ===================
DILUTED EARNINGS PER SHARE
  Options and contingently issuable shares                                               --            4.0
                                                                                -----------------------------
  Income available to common shareholders plus assumed conversions            $         240          235.5     $        1.02
====================================================================================================================================


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

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118.
The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

HLIC and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

(B)      TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

(C)      ENVIRONMENTAL AND ASBESTOS CLAIMS

Information regarding environmental and asbestos claims may be found in the Environmental and Asbestos Claims section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Subsequent Event, below.

(D)      SUBSEQUENT EVENT

On May 14, 2002, The Hartford announced its participation in a settlement in principle by its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation ("Pittsburgh Corning"), which is 50% owned by PPG. The structure of the settlement will allow The Hartford to make fixed payments to a settlement trust over a 20-year period beginning in 2004. The settlement is subject to a number of contingencies, including the negotiation of a definitive agreement among the parties and approval of the bankruptcy court supervising the reorganization of Pittsburgh Corning. The Hartford estimates the settlement amount to be between $120 and $150 (non tax-affected) on a discounted basis and net of anticipated reinsurance recoveries. The settlement is covered by existing asbestos reserves, and as a result, will not have a material impact on The Company's financial condition or results of operations.

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, all activities related to The HLI Repurchase in June 2000 and the minority interest in HLI for pre-acquisition periods are included in Corporate.

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

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments, the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market insureds. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Personal Lines provides automobile, homeowners and home-based business coverages to the membership of AARP through a direct marketing operation; to customers of Sears and Ford as well as customers of financial institutions through an affinity center; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through Omni in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. Specialty Commercial provides property, bond and professional liability coverages as well as insurance through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. The Other Operations segment currently consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business. For 2002, this includes the activity in the exited international lines of HartRe as a result of its restructuring in October 2001. (For further discussion of this restructuring, see Note 8 of Notes to Consolidated Financial Statements.) The Other Operations segment results also include activity for the Company's international property and casualty businesses up until their dates of sale.

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

The following tables present revenues and operating income. Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segments, while operating income is presented for all other segments, along with Life and Property & Casualty, including North American.


REVENUES
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                            2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $      650     $      604
  Individual Life                                                                                             232            163
  Group Benefits                                                                                              644            613
  COLI                                                                                                        160            184
  Other                                                                                                       (10)            26
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                  1,676          1,590
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                                                     732            620
       Personal Lines                                                                                         747            704
       Specialty Commercial                                                                                   290            285
       Reinsurance                                                                                            171            249
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                                                 1,940          1,858
     Net investment income                                                                                    217            218
     Net realized capital gains (losses)                                                                        7             (2)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                      2,164          2,074
  Other Operations                                                                                             56             54
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                   2,220          2,128
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                       4              4
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                                   $    3,900     $    3,722
====================================================================================================================================


OPERATING INCOME                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                            2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $      117     $      111
  Individual Life                                                                                              31             20
  Group Benefits                                                                                               28             23
  COLI                                                                                                         --              9
  Other                                                                                                         1             (2)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                    177            161
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                                                       4            (23)
       Personal Lines                                                                                         (11)            16
       Specialty Commercial                                                                                   (10)           (14)
       Reinsurance                                                                                             (4)           (25)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                                                (21)           (46)
     Net servicing and other income [1]                                                                         2              5
     Net investment income                                                                                    217            218
     Other expenses                                                                                           (51)           (62)
     Income tax expense                                                                                       (25)            (8)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                        122            107
  Other Operations                                                                                             --              1
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                     122            108
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                      (6)           (16)
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                                                                         293            253
  Cumulative effect of accounting change, net of tax                                                           --            (23)
  Net realized capital gains (losses), after-tax                                                               (1)            10
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                        $      292     $      240
====================================================================================================================================

[1]  Net of expenses related to service business.

NOTE 7.  STOCKHOLDERS' EQUITY

Increase in authorized shares - At the Company's annual meeting of shareholders held on April 18, 2002, shareholders approved an amendment to Section (a) Article Fourth of the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 400 million to 750 million.

NOTE 8.  RESTRUCTURING

During the fourth quarter of 2001, the Company approved and implemented plans for restructuring the operations of both HartRe and The Hartford Bank, FSB ("The Hartford Bank"). HartRe announced a restructuring of its entire international and domestic operations, with the purpose of centralizing the underwriting organization in Hartford, Connecticut. Also, the Boards of Directors for both The Hartford Bank and The Hartford Financial Services Group, Inc., approved The Hartford Bank's dissolution plan. Both plans will be completed during 2002.

As a result of these restructuring plans, the Company recorded a 2001 pretax charge and accrual of approximately $16. This amount included $8 in employee-related costs, $5 in occupancy-related costs and the remaining $3 in other restructuring costs.

The 79 employees terminated under these restructuring plans primarily relate to all levels of the underwriting and claims areas. The occupancy-related costs represent the remaining lease liabilities for both the domestic and international offices of HartRe to be closed pursuant to the restructuring plan. As of March 31, 2002, the Company has paid approximately $3 in employee-related restructuring costs.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of March 31, 2002, compared with December 31, 2001, and its results of operations for the first quarter ended March 31, 2002, compared to the equivalent 2001 period. This discussion should be read in conjunction with the MD&A in The Hartford's 2001 Form 10-K Annual Report.

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

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------
Consolidated Results of Operations: Operating Summary          14
Life                                                           16
Investment Products                                            17
Individual Life                                                18
Group Benefits                                                 18
Corporate Owned Life Insurance ("COLI")                        19
Property & Casualty                                            19
Business Insurance                                             19
Personal Lines                                                 20
Specialty Commercial                                           20
Reinsurance                                                    20
Other Operations                                               21
Environmental and Asbestos Claims                              21
Investments                                                    22
Capital Markets Risk Management                                24
Capital Resources and Liquidity                                26
Regulatory Matters and Contingencies                           27
Accounting Standards                                           27

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                         ---------------------------
                                                                                                              2002           2001
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                                           $    3,900     $    3,722
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $      292     $      240
Less:  Cumulative effect of accounting change, net of tax [1]                                                    --            (23)
       Net realized capital gains (losses), after-tax                                                            (1)            10
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                         $      293     $      253
====================================================================================================================================

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

OPERATING RESULTS

Operating income increased $40, or 16%, for the first quarter ended March 31, 2002, from the comparable prior year period.

The increase was due primarily to earnings growth in both Property & Casualty and Life operations. Property & Casualty's increase was led by strong pricing in Business Insurance and Specialty Commercial and the positive impact of underwriting initiatives in the Reinsurance segment. Contributing to the Life increase was strong growth in the Individual Life and Group Benefits segments. Also contributing to the earnings growth was the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other intangibles with indefinite useful lives. Goodwill amortization was $10, after-tax, for the quarter ended March 31, 2001. (For further discussion of the Company's goodwill, see Note 2 of Notes to Consolidated Financial Statements.)

First quarter 2002 operating income includes $11 of after-tax expense at Hartford Life, Inc. ("HLI") related to litigation with Bancorp Services, LLC ("Bancorp"), partially offset by an $8 after-tax benefit related to the reduction of HLI's reserves associated with the September 11 terrorist attack. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Consolidated Financial Statements.)

Revenues for the first quarter ended March 31, 2002 increased $178, or 5%, over the comparable prior year period, primarily as a result of increased fee income in Individual Life, reflecting the April 2001 acquisition of the United States individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis" or "Fortis Financial Group"), as well as double-digit earned premium growth in the Business Insurance segment. These increases were partially offset by a decrease in Reinsurance revenues driven by the planned exit of nearly all international lines and a significant first quarter 2001 Alternative Risk Transfer ("ART") transaction.

SIGNIFICANT ACCOUNTING POLICIES

For information on the Company's significant accounting policies, see the Deferred Acquisition Costs, Reserves and Investments sections of the MD&A and
Note 1 of Notes to Consolidated Financial Statements, both included in The Hartford's 2001 Form 10-K Annual Report.

INCOME TAXES

The effective tax rate for the first quarter ended March 31, 2002 was 21% compared with 18% for the comparable period in 2001. The 2001 effective tax rate included a tax benefit on the loss from the sale of Hartford Seguros. Tax-exempt interest earned on invested assets and, for 2001, the tax benefit on the sale of Hartford Seguros, were the principal causes of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, all activities related to The HLI Repurchase in June 2000 and the minority interest in HLI for pre-acquisition periods are included in Corporate.

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

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments, the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment.

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



UNDERWRITING RESULTS (BEFORE-TAX)                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                         ---------------------------
North American                                                                                                2002           2001
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                                                     $        4     $      (23)
  Personal Lines                                                                                                (11)            16
  Specialty Commercial                                                                                          (10)           (14)
  Reinsurance                                                                                                    (4)           (25)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                                           $      (21)    $      (46)
====================================================================================================================================

The following is a summary of operating income and net income.

OPERATING INCOME                                                                                         FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                     -----------------------------
                                                                                                              2002           2001
----------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                    $      117     $      111
  Individual Life                                                                                                31             20
  Group Benefits                                                                                                 28             23
  COLI                                                                                                           --              9
  Other                                                                                                           1             (2)
----------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                      177            161
Property & Casualty
  North American                                                                                                122            107
  Other Operations                                                                                               --              1
----------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                       122            108
Corporate                                                                                                        (6)           (16)
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                                                                $      293     $      253
==================================================================================================================================

NET INCOME                                                                                                 FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                     -----------------------------
                                                                                                              2002           2001
----------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                    $      117     $      111
  Individual Life                                                                                                31             20
  Group Benefits                                                                                                 28             23
  COLI                                                                                                           --              9
  Other                                                                                                          (6)           (25)
----------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                      170            138
Property & Casualty
  North American                                                                                                127            115
  Other Operations                                                                                                1              3
----------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                       128            118
Corporate                                                                                                        (6)           (16)
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                                                      $      292     $      240
==================================================================================================================================


An analysis of the operating results summarized above is included on the following pages. Environmental and Asbestos Claims and Investments are discussed in separate sections.


--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                             FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                 $    1,676     $    1,590
Expenses                                                                                                      1,506          1,429
Cumulative effect of accounting change, net of tax [1]                                                           --            (23)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                                                    170            138
Less:  Cumulative effect of accounting change, net of tax [1]                                                    --            (23)
       Net realized capital losses, after-tax                                                                    (7)            --
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                       $      177     $      161
====================================================================================================================================

[1] For the first quarter ended March 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133.


Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Life reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis. (For further discussion, see Note 18(a) of Notes to Consolidated Financial Statements included in The Hartford's December 31, 2001 Form 10-K Annual Report.)

Revenues in the Life operation increased $86, or 5%, as a result of growth across its primary operating segments, particularly the Individual Life segment where revenues grew $69, or 42%, to $232 for the first quarter ended March 31, 2002, primarily due to the acquisition of Fortis. Revenue in the Investment Products segment grew $46, or 8%, to $650 for the first quarter ended March 31, 2002. The increase was primarily attributable to increased asset levels related to mutual funds and institutional investment products. Revenues within Group Benefits, excluding buyouts, were $644 for the first quarter ended March 31, 2002, an increase of $63, or 11%, over the comparable prior year period. The revenue increase was attributable to higher earned premiums as a result of strong sales and solid persistency. The increases in revenue were partially offset by a decrease in COLI revenue of $24, or 13%, as compared to the first quarter ended March 31, 2001, primarily as a result of decreased net investment income as leveraged COLI account values declined $702, or 14%, as compared to a year ago.

Expenses increased $77, or 5%, directly related to the revenue growth described above. Expenses for the first quarter ended March 31, 2002 include $11, after-tax, of accrued expenses recorded in connection with Bancorp litigation within the COLI segment. The litigation expense accrual was partially offset by an after-tax benefit of $8 recorded within Other, associated with favorable development related to the Company's estimated September 11 exposure.

Operating income increased $16, or 10%, as Life's three primary reportable operating segments experienced earnings growth, led by Individual Life whose earnings increased $11, or 55%, to $31 for the first quarter ended March 31, 2002. The increase in operating income in the Individual Life segment was primarily the result of the Fortis acquisition and was partially offset by unfavorable mortality experience in the first quarter 2002. Earnings for the Investment Products segment were $117 for the first quarter ended March 31, 2002, an increase of $6, or 5%. The increase in earnings was primarily due to growth in the mutual funds and institutional investment products businesses. This was partially offset by individual annuity earnings, which declined slightly to $90, as compared to $91 in the same prior year period. The decrease was primarily related to the decline in the equity markets. Group Benefits operating income was $28 and $23 for the first quarter ended March 31, 2002 and 2001, respectively, an increase of $5, or 22%, driven principally by ongoing premium growth and an improved loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts). The increase in operating income was partially offset by a decrease of $9 in operating income in the COLI segment, primarily due to the $11 after-tax expense related to the Bancorp litigation. As mentioned above, Life operating income was positively impacted by an $8 benefit related to favorable development on the Company's estimated September 11 exposure.



--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                                       FIRST QUARTER ENDED
                                                                                                            MARCH 31,
                                                                                                   -----------------------------
                                                                                                       2002           2001
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                           $      650     $        604
Expenses                                                                                                  533              493
--------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                                 $      117     $        111
================================================================================================================================

Individual variable annuity account values                                                         $   75,044     $     70,649
Other individual annuity account values                                                                10,080            8,926
Other investment products account values                                                               19,894           16,994
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                105,018           96,569
Mutual fund assets under management                                                                    17,695           11,271
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                $  122,713     $    107,840
================================================================================================================================

Revenues in the Investment Products segment increased $46, or 8%, primarily due to higher net investment income and fee income related to other investment products which was partially offset by lower fee income in individual annuity. Fee income generated by individual annuities decreased $12, or 4%, as average account values decreased from prior year levels, primarily due to the lower equity markets. Net investment income related to other investment products was $186 for the first quarter ended March 31, 2002, an increase of $25, or 16%. This increase was primarily due to growth in the institutional investment business, where related assets under management increased $1.5 billion, or 19%, to $9.3 billion as of March 31, 2002. Fee income from other investment products was $100 as of March 31, 2002, an increase of $23, or 30%, principally driven by the Company's retail mutual fund business. Mutual fund assets under management increased $6.4 billion, or 57%, from a year ago. This substantial increase was primarily due to strong sales of retail mutual funds over the last twelve months and the addition of the mutual fund business acquired from Fortis.

Expenses increased $40, or 8%, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the other investment products businesses. Interest credited to policyholders related to other investment products increased $13, or 10%, to $138 for the first quarter ended March 31, 2002 primarily related to the growth in the institutional investment business. Additionally, insurance expenses and other related to other investment products was $107 for the first quarter ended March 31, 2002, an increase of $23, or 27%, as compared to the same period in 2001. Partially offsetting these increases was a $10, or 9%, decrease in amortization of policy acquisition costs in the individual annuity operation which declined as a result of lower estimated gross profits driven by the decrease in fee income.

Operating income increased $6, or 5%, driven by the growth in revenues in the other investment products businesses and the lower effective tax rate in the individual annuity operation driven primarily by separate account investment activity.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                                -----------------------------
                                                                                                    2002           2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                        $      232     $      163
Expenses                                                                                               201            143
-----------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                              $       31     $       20
-----------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                                    $    4,119     $    2,755
Total account values                                                                            $    7,983     $    5,681
-----------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                $   63,288     $   35,734
Total life insurance in force                                                                   $  121,935     $   77,070
=============================================================================================================================

Revenues in the Individual Life segment increased $69, or 42%, resulting primarily from higher fee and investment income due to the acquisition of Fortis. Fee income was $167 and $115 for the first quarter ended March 31, 2002 and 2001, respectively, an increase of $52, or 45%, as account values increased $2.3 billion, or 41%, and life insurance in force increased $44.9 billion, or 58%. Additionally, net investment income increased $17, or 37%, as general account assets increased $1.1 billion, or 42%, to $3.6 billion as of March 31, 2002.

Expenses increased $58, or 41%, principally due to increases in benefits, claims and claim adjustment expenses and operating expenses. Although the increase in these expenses was primarily driven by the growth in the business resulting from the Fortis acquisition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims.

Operating income increased $11, or 55%, as the contribution to earnings from the Fortis acquisition more than offset the unfavorable mortality experience.



--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                                -----------------------------
                                                                                                    2002           2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                        $      644     $      613
Expenses                                                                                               616            590
-----------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                              $       28     $       23
=============================================================================================================================

Revenues in the Group Benefits segment increased $31, or 5%, and excluding buyouts, increased $63, or 11%. Growth in fully insured ongoing premiums, which were $577 for the first quarter ended March 31, 2002, an increase of $61, or 12%, over the same period in 2001, primarily drove this increase. The growth in premium revenues was due to solid persistency of the in-force block of business and strong sales to new customers. Fully insured ongoing sales for the first quarter of 2002 were $354, a $120, or 51%, increase over the same prior year period.

Expenses increased $26, or 4%, and excluding buyouts, increased $58, or 10%. The increase in expenses is primarily driven by the growth in revenues described above. Benefits and claims expenses, excluding buyouts, were $474 for the first quarter ended March 31, 2002, an increase of $38, or 9%. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 81.4% for the first quarter ended March 31, 2002, as compared to 83.7% for the comparable prior year period. Other insurance expenses were $135 for the first quarter 2002, an increase of $19, or 16%, due to the revenue growth previously described and continued investment in the service operations of this segment. The segment's expense ratio (defined as insurance expenses as a percentage of premiums and other considerations excluding buyouts) was 23.2% for the first quarter ended March 31, 2002, compared to 22.3% for the comparable period.

Operating income increased $5, or 22%, as higher earned premium and favorable loss costs more than offset the increase in other insurance expenses.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                                  FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                      $      160     $      184
Expenses                                                                                             160            175
---------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                            $        -     $        9
---------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                                  $   18,764     $   16,207
Leveraged COLI account values                                                                      4,293          4,995
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                        $   23,057     $   21,202
===========================================================================================================================


COLI revenues decreased $24, or 13%, mostly due to lower net investment and fee income. Net investment income was $76 and $94 for the first quarter ended March 31, 2002 and 2001, respectively, a decrease of $18, or 19%. The decrease was primarily related to the decline in leveraged COLI account values, which decreased $702, or 14%.

Expenses decreased $15, or 9%, consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in expenses accrued in connection with litigation costs related to the Bancorp dispute. Operating income decreased $9, or 100%, primarily related to amounts accrued in connection with the Bancorp litigation.


--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                               $    2,220     $    2,128
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $      128     $      118
       Net realized capital gains, after-tax                                                          6             10
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                             $      122     $      108
===========================================================================================================================

Revenues for Property & Casualty increased $92, or 4%, for the first quarter ended March 31, 2002 compared with the first quarter of 2001. The increase was due primarily to earned premium growth in the Business Insurance and Personal Lines segments as a result of price increases, new business growth and strong renewal retention. Partially offsetting this increase were lower revenues as a result of the sale of the Company's ongoing international property and casualty businesses and lower earned premiums in the Reinsurance segment, primarily due to a significant first quarter 2001 transaction in ART.

Operating income increased $14, or 13%, for the first quarter compared to the same prior year period due to strong earned pricing in the Business Insurance and Specialty Commercial segments, the impact of underwriting initiatives in Reinsurance and lower catastrophes. Partially offsetting this increase were higher automobile losses in the Personal Lines segment.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002            2001
---------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                             $      825      $     702
---------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                                         $        4      $     (23)
Combined ratio                                                                                     96.1          101.2
===========================================================================================================================

Business Insurance written premiums increased $123, or 18%, over the comparable prior year period driven by strong growth in small commercial and middle market. Small commercial increased $57, or 16%, reflecting price increases, strong renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in middle market of $66, or 19%, was due primarily to double-digit price increases as well as strong new business growth and renewal retention.

Underwriting results increased $27, with a corresponding 5.1 point decrease in the combined ratio, for the first quarter as compared with the same prior year period. The improvement was primarily due to favorable market conditions, as well as an improved expense ratio. The loss ratio improved 2.9 points as a result of double-digit earned pricing and minimal loss costs.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------


OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                             $      726     $      662
---------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                                         $      (11)    $       16
Combined ratio                                                                                    101.7           98.1
===========================================================================================================================

Written premiums increased $64, or 10%, for the first quarter of 2002 over the comparable prior year period driven by growth in the AARP program and non-standard business. AARP increased $55, or 15%, primarily from strong new business growth and continued steady premium renewal retention. Non-Standard increased $10, or 17%, as a result of double-digit price increases.

Underwriting results decreased $27, with a corresponding 3.6 point increase in the combined ratio, for the first quarter of 2002 as compared with the same prior year period. Higher automobile losses adversely impacted underwriting results and the combined ratio. The losses were primarily due to an increase in severity as a result of medical inflation and higher repair costs, and bodily injury frequency loss costs. In addition, higher losses and increased litigation costs resulted in a 1.0 point increase in the loss adjustment expense ratio.


--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                             $      300     $      254
---------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                                         $      (10)    $      (14)
Combined ratio                                                                                    100.7          107.2
===========================================================================================================================

Specialty Commercial written premiums increased $46, or 18%, from the comparable prior year period driven by the property and professional liability lines of business. Written premiums for property grew $43, or 90%, due primarily to significant price increases reflecting an improving business environment. Professional liability written premiums grew $12, or 39%, also due to significant price increases as well as lower premium cessions.

Underwriting results improved $4, or 29%, while the combined ratio decreased 6.5 points, for the first quarter as compared with the same prior year period. Improved underwriting and combined ratio results were primarily due to favorable property results, partially offset by deterioration in risk management business. In addition, catastrophes were significantly lower in the first quarter of 2002 as a result of the Seattle earthquake in the first quarter of 2001.


--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                             $      214     $      363
---------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                                         $       (4)    $      (25)
Combined ratio                                                                                    100.9          109.5
===========================================================================================================================

Reinsurance written premiums decreased $149, or 41%, due to decreases in both traditional reinsurance and ART written premiums. Traditional reinsurance written premiums decreased $80, or 35%, due primarily to the planned exit from nearly all international lines. ART written premiums decreased $69, or 51%, primarily as a result of a significant transaction in the first quarter of 2001. Excluding ART and international, written premiums declined 14% due primarily to underwriting discipline to maintain profitability targets, partially offset by the achievement of significant price increases due to continued market firming.

Underwriting results improved $21 with a corresponding 8.6 point decrease in the combined ratio for the first quarter of 2002 as compared with the same prior year period. The improvement was primarily due to underwriting initiatives including a shift to excess of loss policies and increased property business mix, as well as an intense focus on returns. In addition, first quarter 2002 catastrophes were significantly lower than the same prior year period.

--------------------------------------------------------------------------------
OTHER OPERATIONS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                 FIRST QUARTER ENDED
                                                                                                       MARCH 31,
                                                                                              -----------------------------
                                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                               $       56     $       54
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $        1     $        3
Less:  Net realized capital gains, after-tax                                                          1              2
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                             $       --     $        1
===========================================================================================================================

The Other Operations segment consists of property and casualty operations of The Hartford which have discontinued writing new business. Operating income decreased $1 for the first quarter ended March 31, 2002 compared with the first quarter ended March 31, 2001. Revenues increased $2, or 4%, primarily due to the movement of nearly all international reinsurance lines from the Reinsurance segment to the Other Operations segment. Partially offsetting this increase was a decrease in revenue as a result of the sales of Hartford Seguros and Hartford Insurance Company (Singapore), Ltd.


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

Reserve activity for both reported and unreported environmental and asbestos claims, including reserves for legal defense costs, for the first quarter ended March 31, 2002 and the year ended December 31, 2001, was as follows (net of reinsurance):

                                                   ENVIRONMENTAL AND ASBESTOS
                                              CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
                                                              FIRST QUARTER ENDED                          YEAR ENDED
                                                                MARCH 31, 2002                         DECEMBER 31, 2001
                                                    --------------------------------------------------------------------------------
                                                     Environmental     Asbestos     Total     Environmental    Asbestos     Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability                                $       654       $    616    $   1,270    $     911      $    572     $  1,483
Claims and claim adjustment expenses incurred               (7)             5           (2)          15            28           43
Claims and claim adjustment expenses paid                  (24)           (13)         (37)        (172)          (84)        (256)
Other [1]                                                   --             --           --         (100)          100           --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY [2]                               $       623       $    608    $   1,231    $     654      $    616     $  1,270
====================================================================================================================================

[1]   2001 includes a $100 reclassification from environmental to asbestos.
[2] The ending liabilities are net of reinsurance on reported and unreported claims of $1,247 and $1,282 for March 31, 2002 and December 31, 2001, respectively. Gross of reinsurance as of March 31, 2002 and December 31, 2001, reserves for environmental and asbestos were $880 and $1,598 and $919 and $1,633, respectively.


The Hartford believes that the environmental and asbestos reserves, reported at March 31, 2002, are a reasonable estimate of the ultimate remaining liability for these claims based upon known facts, current assumptions and The Hartford's methodologies. Future social, economic, legal or legislative developments may alter the original intent of policies and the scope of coverage. The Hartford will continue to evaluate new methodologies and developments, such as the increasing level of asbestos claims being tendered under the comprehensive general liability operations (non-product) section of policies, as they arise in order to supplement the Company's ongoing analysis and review of its environmental and asbestos exposures. These future reviews may result in a change in reserves, impacting The Hartford's results of operations in the period in which the reserve estimates are changed. While the impact of these changes could have a material effect on future results of operations, The Hartford does not expect such changes would have a material effect on its liquidity or financial condition.

On May 14, 2002, The Hartford announced its participation in a settlement in principle by its insured, PPG Industries, of litigation arising from asbestos exposures. (For additional information, see Note 5(d) of Notes to Consolidated Financial Statements.)

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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 86% of the fair value of its invested assets as of March 31, 2002 and December 31, 2001. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

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

Please refer to the Investments section of the MD&A in The Hartford's 2001 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

LIFE

The following table identifies invested assets by type held in the Life general account as of March 31, 2002 and December 31, 2001.



                                                 COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31, 2002               DECEMBER 31, 2001
                                                                              AMOUNT         PERCENT         AMOUNT        PERCENT
                                                                         -----------------------------------------------------------
Fixed maturities, at fair value                                             $    23,558        82.4%     $    23,301         82.1%
Equity securities, at fair value                                                    412         1.4%             428          1.5%
Policy loans, at outstanding balance                                              3,288        11.5%           3,317         11.7%
Limited partnerships, at fair value                                                 862         3.0%             811          2.9%
Other investments                                                                   484         1.7%             520          1.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    28,604       100.0%     $    28,377        100.0%
====================================================================================================================================


Fixed maturity investments increased slightly since December 31, 2001, as increased operating cash flows were partially offset by decreases in fair value.

The following table identifies fixed maturities by type held in the Life general account as of March 31, 2002 and December 31, 2001.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
Corporate                                                                   $    11,472        48.7%     $    11,419         49.0%
Asset-backed securities (ABS)                                                     3,476        14.8%           3,427         14.7%
Commercial mortgage-backed securities (CMBS)                                      3,047        12.9%           3,029         13.0%
Municipal - tax-exempt                                                            1,644         7.0%           1,565          6.7%
Mortgage-backed securities (MBS) - agency                                         1,217         5.2%             981          4.2%
Collateralized mortgage obligations (CMO)                                           671         2.8%             767          3.3%
Government/Government agencies - Foreign                                            397         1.7%             390          1.7%
Government/Government agencies - United States                                      325         1.4%             374          1.6%
Municipal - taxable                                                                  45         0.2%              47          0.2%
Short-term                                                                        1,208         5.1%           1,245          5.3%
Redeemable preferred stock                                                           56         0.2%              57          0.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    23,558       100.0%     $    23,301        100.0%
====================================================================================================================================

INVESTMENT RESULTS

The table below summarizes Life's results.

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
(before-tax)                                                                                                  2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                                                     $      381     $      352
Policy loan income                                                                                               67             78
                                                                                                         ---------------------------
Net investment income - total                                                                            $      448     $      430
Yield on average invested assets [1]                                                                            6.3%           7.2%
Net realized capital losses                                                                              $      (15)    $       --
====================================================================================================================================

[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the first quarter ended March 31, 2002, net investment income, excluding policy loans, increased $29, or 8%, compared to the same period in 2001. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Invested assets increased 14% from March 31, 2001 primarily due to the Fortis acquisition. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the first quarter ended March 31, 2002 increased by $15 compared to the same period in 2001. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $15.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of March 31, 2002 and December 31, 2001.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            --------------------------------------------------------
Fixed maturities, at fair value                                             $    16,786        91.0%     $    16,742         91.5%
Equity securities, at fair value                                                    897         4.9%             921          5.0%
Limited partnerships, at fair value                                                 643         3.4%             561          3.0%
Other investments                                                                   127         0.7%              85          0.5%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    18,453       100.0%     $    18,309        100.0%
====================================================================================================================================

Total fixed maturities remained essentially flat since December 31, 2001.

The following table identifies fixed maturities by type as of March 31, 2002 and December 31, 2001.


                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                            --------------------------------------------------------
Municipal - tax-exempt                                                      $     8,444        50.3%     $     8,401         50.2%
Corporate                                                                         4,286        25.5%           4,179         25.0%
Commercial mortgage-backed securities (CMBS)                                      1,123         6.7%           1,145          6.8%
Asset-backed securities (ABS)                                                       700         4.2%             717          4.3%
Government/Government agencies - Foreign                                            624         3.7%             613          3.6%
Mortgage-backed securities (MBS) - agency                                           300         1.8%             381          2.3%
Collateralized mortgage obligations (CMO)                                            82         0.5%              97          0.6%
Government/Government agencies - United States                                       71         0.4%             201          1.2%
Municipal - taxable                                                                  47         0.3%              47          0.3%
Short-term                                                                        1,011         6.0%             862          5.1%
Redeemable preferred stock                                                           98         0.6%              99          0.6%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,786       100.0%     $    16,742        100.0%
====================================================================================================================================


INVESTMENT RESULTS

The table below summarizes Property & Casualty's results.

                                                                                                              FIRST QUARTER ENDED
                                                                                                                   MARCH 31,
                                                                                                          --------------------------
                                                                                                              2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                                                        $      254     $      257
Net investment income, after-tax [1]                                                                     $      199     $      201
                                                                                                         ---------------------------
Yield on average invested assets, before-tax [2]                                                                5.7%           6.0%
Yield on average invested assets, after-tax [1] [2]                                                             4.5%           4.7%
Net realized capital gains (losses), before-tax                                                          $        8     $        1
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


For the first quarter ended March 31, 2002, both before- and after-tax net investment income decreased by 1% compared to the same period in 2001. The decrease in net investment income was primarily due to a reduction in investment income resulting from the sale of Hartford Seguros partially offset by an increase in limited partnership income. Yields on average invested assets declined due to the lower interest rate environment.

Net realized capital gains for the first quarter ended March 31, 2002 increased $7 compared to the same period in 2001. Included in the first quarter ended March 31, 2002 were net realized capital gains on sales of equity securities, partially offset by write-downs for other than temporary impairments on fixed maturities of $19 and equities of $8. Net realized capital gains for the first quarter ended March 31, 2001 included a $16, after-tax, capital loss generated from the sale of Hartford Seguros offset by gains from the sales of fixed maturities and equities.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the quarters ended March 31, 2002 and 2001 was $4, before-tax. Also reported in Corporate were $2 of fixed maturity investments for The Hartford Bank, FSB.


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

Please refer to the Capital Markets Risk Management section of the MD&A in The Hartford's 2001 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

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

LIFE

As of March 31, 2002 and December 31, 2001, 96% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $     2,790         8.3%     $     2,639          8.0%
AAA                                                                               5,053        15.0%           5,070         15.3%
AA                                                                                3,729        11.0%           3,644         11.0%
A                                                                                11,497        34.0%          11,528         34.8%
BBB                                                                               8,255        24.4%           7,644         23.1%
BB & below                                                                        1,356         4.0%           1,148          3.4%
Short-term                                                                        1,131         3.3%           1,470          4.4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    33,811       100.0%     $    33,143        100.0%
====================================================================================================================================

PROPERTY & CASUALTY

As of March 31, 2002 and December 31, 2001, over 94% of the fixed maturity portfolio was invested in securities rated investment grade.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2002              DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $       422         2.5%     $       639          3.8%
AAA                                                                               6,188        36.9%           6,160         36.8%
AA                                                                                3,146        18.7%           3,126         18.7%
A                                                                                 3,078        18.3%           3,193         19.1%
BBB                                                                               2,011        12.0%           1,876         11.2%
BB & below                                                                          930         5.6%             886          5.3%
Short-term                                                                        1,011         6.0%             862          5.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    16,786       100.0%     $    16,742        100.0%
====================================================================================================================================


MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2001.


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

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                             MARCH 31, 2002       DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $           615        $          599
Long-term debt                                                                                     1,965                 1,965
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (trust preferred securities)                       1,425                 1,412
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                        $         4,005        $        3,976
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                 $         8,622        $        8,344
Unrealized gain on securities and other, net of tax [1]                                              417                   669
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        $         9,039        $        9,013
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $        12,627        $       12,320
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               46%                   48%
Debt to capitalization  [2] [3]                                                                       32%                   32%
====================================================================================================================================

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]   Excludes unrealized gain on securities and other, net of tax.
[3] Excluding trust preferred securities, the debt to equity ratio was 30% and 31% and the debt to capitalization ratio was 20% and 21% as of March 31, 2002 and December 31, 2001, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no significant changes to The Hartford's contractual obligations and commitments since December 31, 2001.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $307 as of March 31, 2002 compared to December 31, 2001. This increase was a result of earnings and stock issued related to stock compensation plans partially offset by dividends declared.

DEBT

In March 2002, the Company borrowed $16 of short-term commercial notes for general corporate purposes.

STOCKHOLDERS' EQUITY

Increase in authorized shares - At the Company's annual meeting of shareholders held on April 18, 2002, shareholders approved an amendment to Section (a) Article Fourth of the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 400 million to 750 million.

Dividends - On February 21, 2002, The Hartford declared a dividend on its common stock of $0.26 per share payable on April 1, 2002 to shareholders of record as of March 4, 2002.

CASH FLOWS
                                           FIRST QUARTER ENDED
                                                MARCH 31,
                                        --------------------------
                                            2002         2001
------------------------------------------------------------------
Cash provided by operating activities   $       387  $       306
Cash used for investing activities      $      (775) $    (1,899)
Cash provided by financing activities   $       386  $     1,643
Cash - end of period                    $       351  $       277
------------------------------------------------------------------

The decrease in cash provided by financing activities was primarily the result of the issuance of debt and equity related to the Fortis acquisition in 2001. The decrease in cash used for investing activities was also related to the Fortis acquisition, as funds were invested short-term until the transaction closed in April 2001. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

OTHER

For information on other contingencies, please refer to Note 5 of Notes to Consolidated Financial Statements and The Hartford's 2001 Form 10-K Annual Report, Note 15 of Notes to Consolidated Financial Statements.


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

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118.
The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

HLIC and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2002, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of twelve directors to serve for a one year term, (2) amending the Company's Certificate of Incorporation to increase the number of authorized shares of common stock; and (3) a shareholder proposal regarding The Hartford's investment in tobacco equities.

Set forth below is the vote tabulation relating to the three items presented to the shareholders at the annual meeting:

(1) The shareholders elected each of the twelve nominees to the Board of Directors for a one-year term:

     Name of Director Nominees     Shares For      Shares Withheld
     --------------------------------------------------------------
     Rand V. Araskog                 208,684,300       2,878,506
     Ramani Ayer                     209,106,336       2,456,470
     Dina Dublon                     142,693,518      68,869,288
     Donald R. Frahm                 204,883,156       6,679,650
     Edward J. Kelly, III            209,108,089       2,454,717
     Paul G. Kirk, Jr.               208,984,868       2,577,938
     Thomas M. Marra                 209,143,947       2,418,859
     Robert W. Selander              209,116,261       2,446,545
     Charles B. Strauss              209,112,040       2,450,766
     H. Patrick Swygert              209,115,808       2,446,998
     Gordon I. Ulmer                 209,092,007       2,470,799
     David K. Zwiener                209,136,524       2,426,282
     --------------------------------------------------------------

(2)   The  shareholders  approved the amendment to the Company's  Certificate of
      Incorporation:

             Shares For:                          190,371,714
             Shares Against:                       19,800,537
             Shares Abstained:                      1,390,555

(3) The shareholders defeated a shareholder proposal regarding The Hartford's investment in tobacco equities:

             Shares For:                            8,562,284
             Shares Against:                      177,210,455
             Shares Abstained:                      4,025,331
             Broker Non-Votes:                     21,764,736

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index.

(b)   Reports on Form 8-K:

      During the quarterly period ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

      o dated March 20, 2002, Item 5, Other Events, to report a verdict by a jury in the U.S. District Court for the Eastern District of Missouri in Bancorp Services, LLC v. Hartford Life Insurance Company, et al in favor of Bancorp.
      o dated March 26, 2002, Item 4, Change in Registrant's Certifying Accountants, to report the dismissal of Arthur Andersen LLP as The Hartford's independent public accountants.
      o dated March 29, 2002, Item 4, Change in Registrant's Certifying Accountants, amending The Hartford's Current Report on Form 8-K dated March 26, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                The Hartford Financial Services Group, Inc.
                                (Registrant)



                                /s/ John N. Giamalis
                                ------------------------------------------------
                                John N. Giamalis
                                Senior Vice President and Controller



MAY 15, 2002

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


    EXHIBIT #
    ---------

      3.01 Amended and Restated Articles of Incorporation, effective May 21, 1998, as amended by Amendment No. 1, effective May 1, 2002, is filed herewith.