Form 10-Q
period 2002-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2002-08-12
CIK 874766

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended June 30, 2002

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


As of July 31, 2002, there were outstanding 247,656,322 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

Independent Accountants' Review Report                                         3

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 2002 and 2001                                                   4

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001              5

Consolidated Statements of Changes in Stockholders' Equity - Six Months
Ended June 30, 2002 and 2001                                                   6

Consolidated Statements of Cash Flows - Six Months Ended June 30,
2002 and 2001                                                                  7

Notes to Consolidated Financial Statements                                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           33


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     34

Signature                                                                     35

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
The Hartford  Financial Services Group, Inc.
Hartford, CT

We have reviewed the accompanying consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of income for the second quarter and six months then ended, and changes in stockholders' equity, and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial information as of December 31, 2001, and for the second quarter and six months ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.



Deloitte & Touche LLP
Hartford, CT
August 12, 2002

                          PART I. FINANCIAL INFORMATION

  ITEM 1.                                             FINANCIAL STATEMENTS


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                             SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                         ----------------------------- -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                      2002            2001         2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                   (Unaudited)
REVENUES
  Earned premiums                                                        $    2,533       $   2,357    $   4,959    $    4,667
  Fee income                                                                    672             686        1,334         1,288
  Net investment income                                                         726             719        1,432         1,410
  Other revenue                                                                 120             123          233           241
  Net realized capital losses                                                  (166)            (38)        (173)          (37)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                      3,885           3,847        7,785         7,569
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                              2,375           2,338        4,631         4,549
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                           573             556        1,128         1,074
  Insurance operating costs and expenses                                        560             470        1,094           948
  Goodwill amortization                                                          --              17           --            28
  Other expenses                                                                177             171          364           354
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                 3,685           3,552        7,217         6,953
          --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
             ACCOUNTING CHANGE                                                  200             295          568           616

  Income tax expense                                                             15              58           91           116
------------------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  185             237          477           500

  Cumulative effect of accounting change, net of tax                             --             (11)          --           (34)
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                     $      185       $     226    $     477     $     466
          --------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting change                   $     0.75       $    1.00    $    1.93     $    2.13
  Cumulative effect of accounting change, net of tax                             --           (0.05)          --         (0.14)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $     0.75       $    0.95    $    1.93     $    1.99

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting change                   $     0.74       $    0.98    $    1.91     $    2.10
  Cumulative effect of accounting change, net of tax                             --           (0.04)          --         (0.15)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $     0.74       $    0.94    $    1.91     $    1.95
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    247.4           237.3        246.7         234.4
Weighted average common shares outstanding and dilutive potential
  common shares                                                               250.7           241.3        250.2         238.4
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                        $     0.26       $    0.25    $    0.52     $    0.50
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,        DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                              2002              2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $41,729 and
    $39,154)                                                                                $      42,984     $       40,046
   Equity securities, available for sale, at fair value (cost of $1,163 and $1,289)                 1,154              1,349
   Policy loans, at outstanding balance                                                             3,204              3,317
   Other investments                                                                                1,990              1,977
--------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            49,332             46,689
   Cash                                                                                               319                353
   Premiums receivable and agents' balances                                                         2,656              2,432
   Reinsurance recoverables                                                                         5,167              5,162
   Deferred policy acquisition costs and present value of future profits                            6,722              6,420
   Deferred income taxes                                                                              470                693
   Goodwill                                                                                         1,725              1,725
   Other assets                                                                                     3,069              3,044
   Separate account assets                                                                        110,177            114,720
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                        $     179,637     $      181,238
        ========================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property & Casualty                                                                   $      16,761     $       16,678
      Life                                                                                          9,170              8,819
   Other policyholder funds and benefits payable                                                   20,517             19,355
   Unearned premiums                                                                                3,839              3,436
   Short-term debt                                                                                    615                599
   Long-term debt                                                                                   1,965              1,965
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                   1,429              1,412
   Other liabilities                                                                                5,508              5,241
   Separate account liabilities                                                                   110,177            114,720
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  169,981            172,225

COMMITMENTS AND CONTINGENCIES, (NOTE 5)

STOCKHOLDERS' EQUITY
   Common stock - par value $0.01, 750,000,000 and 400,000,000 shares authorized,
    250,517,210 and 248,477,367 shares issued                                                           3                  2
   Additional paid-in capital                                                                       2,461              2,362
   Retained earnings                                                                                6,501              6,152
   Treasury stock, at cost - 2,941,340 shares                                                         (37)               (37)
   Accumulated other comprehensive income                                                             728                534
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  9,656              9,013
        ========================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     179,637     $      181,238
        ========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2002                                     Accumulated Other Comprehensive Income (Loss)
                                                                 -------------------------------------------------
                                      Common                             Net  Net Gain on                   Minimum
                                      Stock/                      Unrealized    Cash-Flow                   Pension     Outstanding
                                  Additional            Treasury     Gain on      Hedging    Cumulative   Liability          Shares
                                     Paid-in   Retained   Stock,  Securities, Instruments,  Translation  Adjustment,            (In
(IN MILLIONS) (Unaudited)            Capital   Earnings  at Cost  net of tax   net of tax   Adjustments  net of tax Total thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $2,364   $6,152      $(37)      $606         $63      $(116)        $(19)   $9,013   245,536
Comprehensive income
   Net income                                     477                                                                477
   Other comprehensive income
    (loss), net of tax [1]
     Unrealized gain on securities [2]                                 183                                           183
     Cumulative translation
      adjustments                                                                              (3)                    (3)
     Net gain on cash-flow hedging
      instruments [3]                                                               14                                14
                                                                                                                  --------
   Total other comprehensive income                                                                                  194
                                                                                                                  --------
     Total comprehensive income                                                                                      671
                                                                                                                  --------
Issuance of shares under incentive
   and stock purchase plans               83                                                                          83     2,040
Tax benefit on employee stock
   options and awards                     17                                                                          17
Dividends declared on common stock               (128)                                                              (128)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $2,464   $6,501      $(37)      $789         $77      $(119)        $(19)   $9,656   247,576
===================================================================================================================================

SIX MONTHS ENDED JUNE 30, 2001                                     Accumulated Other Comprehensive Income (Loss)
                                                                 -------------------------------------------------
                                      Common                             Net  Net Gain on                   Minimum
                                      Stock/                      Unrealized    Cash-Flow                   Pension     Outstanding
                                  Additional            Treasury     Gain on      Hedging    Cumulative   Liability          Shares
                                     Paid-in   Retained   Stock,  Securities, Instruments,  Translation  Adjustment,            (In
(IN MILLIONS) (Unaudited)            Capital   Earnings  at Cost  net of tax   net of tax   Adjustments  net of tax Total thousands)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $1,688   $5,887     $(480)      $497          $--     $(113)        $(15)   $7,464   226,290
Comprehensive income
   Net income                                     466                                                                466
   Other comprehensive income
    (loss), net of tax [1]
     Cumulative effect of
      accounting change [4]                                             (1)         24                                23
     Unrealized loss on securities [2]                                 (49)                                          (49)
     Cumulative translation
      adjustments                                                                              (5)                    (5)
     Net gain on cash-flow hedging
      instruments [3]                                                                3                                 3
                                                                                                                  --------
   Total other comprehensive loss                                                                                    (28)
                                                                                                                  --------
     Total comprehensive income                                                                                      438
                                                                                                                  --------
Issuance of shares under incentive
   and stock purchase plans               64                  4                                                       68     1,662
Issuance of common stock in
   underwritten offering                 169                446                                                      615    10,000
Tax benefit on employee stock
   options and awards                     13                                                                          13
Dividends declared on common stock               (119)                                                              (119)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $1,934   $6,234      $(30)      $447         $27      $(118)        $(15)   $8,479   237,952
===================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax expense (benefit) of $99 and $(26) for the six months ended June 30, 2002 and 2001, respectively. Net gain on cash-flow hedging instruments is net of tax expense of $8 and $2 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2001, cumulative effect of accounting change is net of tax benefit of $12. There is no tax effect on cumulative translation adjustments.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(104) and $33 for the six months ended June 30, 2002 and 2001, respectively.
[3] Net of amortization adjustment of $2 and $3 to net investment income for the six months ended June 30, 2002 and 2001, respectively.
[4] For the six months ended June 30, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2002            2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         477    $          466
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (335)             (143)
   Change in reinsurance recoverables and other related assets                                           24                72
   Amortization of deferred policy acquisition costs and present value of future profits              1,128             1,074
   Additions to deferred policy acquisition costs and present value of future profits                (1,430)           (1,377)
   Change in accrued and deferred income taxes                                                          285               (60)
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                     820               708
   Net realized capital losses                                                                          173                37
   Depreciation and amortization                                                                         35                 4
   Cumulative effect of accounting change, net of tax                                                    --                34
   Other, net                                                                                           (63)             (133)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,114               682
================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                           (8,368)           (8,850)
   Sale of investments                                                                                4,967             5,790
   Maturity of investments                                                                            1,254             1,336
   Purchase of business/affiliate                                                                        --            (1,105)
   Sale of affiliates                                                                                     3                14
   Additions to property, plant and equipment                                                           (90)              (73)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (2,234)           (2,888)
================================================================================================================================
FINANCING ACTIVITIES
   Issuance of short-term debt                                                                           16                --
   Issuance of long-term debt                                                                            --               400
   Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                                --               200
   Issuance of common stock in underwritten offering                                                     --               615
   Net proceeds from investment and universal life-type contracts                                     1,111             1,157
   Dividends paid                                                                                      (128)             (116)
   Proceeds from issuance of shares under incentive and stock purchase plans                             79                51
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       1,078             2,307
================================================================================================================================
   Foreign exchange rate effect on cash                                                                   8                (4)
--------------------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                                      (34)               97
   Cash - beginning of period                                                                           353               227
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         319    $          324
================================================================================================================================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    ------------------------------------------------
    NET CASH (RECEIVED) PAID DURING THE PERIOD FOR:
      Income taxes                                                                            $        (185)   $           70
      Interest                                                                                $         119    $           99


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollar amounts in millions except per share data unless otherwise stated)
                                   (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim periods. Less than majority-owned subsidiaries in which The Hartford has at least a 20% interest are reported on the equity basis. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2001 Form 10-K Annual Report.)

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

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 and will be effective for The Hartford January 1, 2003. Adoption of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is not expected to have a material impact on the Company's consolidated financial condition or results of operations. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its recoverability is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's consolidated financial condition or results of operations.

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 2.)

(C)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July  2002,  the FASB  issued  SFAS No. 146  "Accounting  for  Certain  Costs
Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 establishes a change in the requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement now requires liabilities to be recognized when a company actually incurs the liability. Previously, under EITF Issue No. 94-3, liabilities were recognized at the date an entity committed to an exit plan. Provisions of SFAS No. 146 are effective for activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income and earnings per share for the second quarter and six months ended June 30, 2002 and 2001, with the 2001 periods adjusted for goodwill amortization occurring during the specified period.

                                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
NET INCOME                                                                      2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                        $      185    $      237     $       477     $      500
Goodwill amortization, net of tax                                                   --            15              --             25
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                      185           252             477            525
Cumulative effect of accounting change, net of tax                                  --           (11)             --            (34)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                         $      185    $      241     $       477     $      491
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                        $      0.75   $     1.00     $      1.93    $      2.13
Goodwill amortization, net of tax                                                   --          0.07             --            0.10
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                      0.75         1.07            1.93           2.23
Cumulative effect of accounting change, net of tax                                  --         (0.05)            --           (0.14)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                         $      0.75   $     1.02     $      1.93    $      2.09
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                        $      0.74   $     0.98     $      1.91    $      2.10
Goodwill amortization, net of tax                                                   --          0.06             --            0.11
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting change                      0.74         1.04            1.91           2.21
Cumulative effect of accounting change, net of tax                                  --         (0.04)            --           (0.15)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                         $      0.74   $     1.00     $      1.91    $      2.06
====================================================================================================================================

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                                                                           AS OF JUNE 30, 2002
                                                                                                      ------------------------------
                                                                                                          GROSS       ACCUMULATED
                                                                                                         CARRYING         NET
AMORTIZED INTANGIBLE ASSETS                                                                               AMOUNT      AMORTIZATION
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                                                                       $    1,406     $      211
Renewal rights                                                                                                42             24
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 $    1,448     $      235
====================================================================================================================================

Net amortization expense for the second quarter and six months ended June 30, 2002 was $26 and $52, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

   For the year ended December 31,
-----------------------------------------------------
                2002                   $       131
                2003                   $       120
                2004                   $       114
                2005                   $       104
                2006                   $        93
-----------------------------------------------------

The carrying amount of goodwill as of June 30, 2002 and December 31, 2001 is shown below.

                                                                                                        JUNE 30,     DECEMBER 31,
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
====================================================================================================================================


NOTE 3.  DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments in the ordinary course of business, including swaps, caps, floors, forwards and exchange traded futures and options, to manage risk through one of four Company-approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments.

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(e) of Notes to Consolidated Financial Statements included in The Hartford's December 31, 2001 Form 10-K Annual Report.

As of June 30, 2002, the Company reported $182 of derivative assets in other investments and $196 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded. As of June 30, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2002, the Company held approximately $2.7 billion in derivative notional value related to strategies categorized as cash-flow hedges. There was $1 of losses reclassified from other comprehensive income against earnings resulting from the discontinuance of cash-flow hedges during the second quarter ended June 30, 2002. There were no net reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the six months ended June 30, 2002, or the second quarter and six months ended June 30, 2001.

Fair-Value Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2002, the Company held approximately $863 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

The Company's other risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other risk management purposes is reported in current period earnings as realized capital gains or losses. As of June 30, 2002, the Company held approximately $5.3 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

NOTE 4.  EARNINGS PER SHARE

The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                 Second Quarter Ended                      Six Months Ended
                                                        --------------------------------------   -----------------------------------
                                                             Net                  Per Share          Net                   Per Share
JUNE 30, 2002                                              Income      Shares       Amount          Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders                $    185         247.4  $    0.75        $    477        246.7    $  1.93
                                                                                --------------                            ----------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                     --           3.3                         --          3.5
                                                        ------------------------                 -------------------------
 Income available to common shareholders plus assumed
  conversions                                           $    185         250.7  $    0.74        $    477        250.2    $  1.91
====================================================================================================================================

JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders                $    226         237.3  $    0.95        $    466        234.4    $  1.99
                                                                                --------------                            ----------
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                     --           4.0                         --          4.0
                                                        ------------------------                 -------------------------
 Income available to common shareholders plus assumed
  conversions                                           $    226         241.3  $    0.94        $    466        238.4    $  1.95
====================================================================================================================================

Basic earnings per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of outstanding options, using the treasury stock method, and contingently issuable shares. Under the treasury stock method, exercise of options is assumed, with the proceeds used to repurchase common stock at the average market price for the period. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The  Hartford is  involved in legal  actions,  some of which  assert  claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

The Hartford also is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the qualifications discussed in (c) below under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

HLIC and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's

(A)      LITIGATION (CONTINUED)

statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

(B)      TAX MATTERS

The Hartford's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Management believes that adequate provision has been made in the accompanying consolidated financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

(C)      ASBESTOS AND ENVIRONMENTAL CLAIMS

In 2001, The Hartford consolidated management and claims handling of all of its asbestos and environmental exposures under the Other Operations' management structure. (For a description of the Other Operations segment, see Note 6.) This action was taken to maximize The Hartford's management expertise in this area. As part of this organizational change, the Company consolidated substantially all of its asbestos and environmental loss reserves into one legal entity (Heritage Re) within Other Operations through intercompany reinsurance agreements. These reinsurance agreements ceded $602 of the then carried reserves (net of reinsurance), primarily related to asbestos and environmental exposures from 1985 and prior, from the Specialty Commercial segment to Other Operations.

The Hartford continues to receive claims that assert damages from asbestos and environmental-related exposures, both of which affect Other Operations. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

With regard to both environmental and particularly asbestos claims, uncertainty exists which affects the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes this high degree of estimate variability is particularly pronounced for asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether or not particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to utilize bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, new classes of claims have been arising whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Management believes these issues are not likely to be resolved in the near future.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of paying claims for more traditional areas of insurance exposure are less effective in estimating the necessary reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies to use in evaluating its potential asbestos exposures. At any time The Hartford may be conducting one or more evaluations of individual exposures, classes of exposures or all of its current and potential exposures to asbestos claims. At any time analysis of newly identified information or completion of one or more analyses could cause The Hartford to change its estimates of its asbestos exposures and the effect of these changes could be material to the Company's consolidated operating results and financial condition in future periods.

Reserves and reserve activity in the Other Operations segment are categorized and reported as either Asbestos, Environmental, or All Other activity. The discussion below relates to reserves and reserve activity, net of applicable reinsurance.

Constantly evolving legal theories create significant uncertainties with respect to what types of claims may ultimately arise from the generally older policies and liabilities managed in the Other Operations segment. The Hartford's experience has been that while this group of policies has over time produced significantly higher claims and losses than were initially contemplated at inception, the areas of active claim activity have shifted over time based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers ("whole account" exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford's net exposure in these arrangements has increased for a variety of reasons, including, but not limited to, situations where The Hartford has commuted previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos,

(C)      ASBESTOS AND ENVIRONMENTAL CLAIMS (CONTINUED)

environmental, or other exposures) requires various assumptions and estimates, which are subject to variability and uncertainty.

During 2001, the Company observed a decrease in newly reported environmental claims as well as favorable settlements with respect to certain existing environmental claims. Both observations were consistent with longer-term positive development trends for environmental liabilities. In the same timeframe, consistent with the reports of other insurers, The Hartford was experiencing an increase in the number of new asbestos claims by policyholders not previously identified as potentially significant claimants, including installers or handlers of asbestos-containing products. In addition, new classes of claims were beginning to arise whereby some asbestos-related defendants were asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Also, as previously noted, The Hartford consolidated management and claims handling responsibility of all of its asbestos and environmental exposures within Other Operations in 2001. Based on a review of the environmental claim trends that was completed in the fourth quarter of 2001 under the supervision of the then newly consolidated management structure and in light of the further uncertainties posed by the foregoing asbestos trends, the Company reclassified $100 of Environmental reserves to Asbestos reserves in 2001.

In the second quarter of 2002, The Hartford completed a review of its Other Operations reserves and liabilities then categorized as "All Other". This review was part of the Company's ongoing monitoring of reserves. The Hartford's primary records of the reserves and policies managed in the Other Operations segment are organized by individual insurance contract and by the type of insurance coverage originally written. The review was conducted within the recently consolidated asbestos and environmental management structure and was largely focused on the appropriateness of the categorization of the All Other reserves, net of reinsurance. In evaluating the appropriateness of the categorization of these net reserves, management utilized the best information that was available to ascertain the nature of the underlying exposures and focused significantly on the reserves attributable to The Hartford's whole account reinsurance, including those reserves that related to commutations of previous cessions of business. The review also incorporated the most current information and payment and settlement trends related to latent exposures that are not asbestos and environmental exposures. As a result of this review, the Company reclassified $600 of reserves from the All Other category, with $540 reclassified to Asbestos and $60 reclassified to Environmental. The increase in reserves categorized as Environmental of $60 in the second quarter (as contrasted with the $100 decrease in the fourth quarter of 2001) occurred because the reviews in each of the two periods employed actuarial techniques to analyze distinct and non-overlapping blocks of reserves and associated exposures. Facts and circumstances associated with each block then determined the resulting changes in category.

A portion of the 2002 reclassification relates to re-estimates of the appropriate allocation between Asbestos, Environmental, and All Other categories of the aggregate reserves (net of reinsurance) carried for certain assumed reinsurance, commuted cessions and commuted retrocessions of whole account business. As part of the 2002 reclassification, The Hartford also revised formulas that it will use to allocate (between the Asbestos, Environmental and All Other categories) future claim payments for which reinsurance arrangements were commuted and to allocate claim payments made to effect commutations. As a result of these revisions, payments categorized as asbestos and environmental exposures will be higher in future periods than in prior periods. The Hartford believes that any percent increase in claim payments caused by the reclassification would be significantly less than the percent increase in total Asbestos reserves.

On May 14, 2002, The Hartford announced its participation, along with several dozen other insurance carriers, in a settlement in principle with its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation ("Pittsburgh Corning"), which is 50% owned by PPG. The structure of the settlement will allow The Hartford to make fixed payments to a settlement trust over a 20-year period beginning in 2004 and allows The Hartford to prepay its obligations at any time at a fixed discount rate of 5.5%. The settlement is subject to a number of contingencies, including the negotiation of a definitive agreement among the parties and approval of the bankruptcy court supervising the reorganization of Pittsburgh Corning. The Hartford estimated the settlement amount to be approximately $130 (non tax-effected) on a discounted basis and net of anticipated reinsurance recoveries. The settlement was covered by existing asbestos reserves, and as a result, did not have a material impact on The Company's consolidated financial condition or results of operations.

As of June 30, 2002, the Company reported $1,142 and $658 of net Asbestos and Environmental reserves, respectively. Based on currently known facts and the Company's methodologies for estimating asbestos and environmental reserves, The Hartford believes that the level of recorded reserves at June 30, 2002 is reasonable and appropriate. Because of the significant uncertainties described in the foregoing paragraphs, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results and financial condition. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, all activities related to the June 27, 2000 acquisition of all of the outstanding shares of Hartford Life, Inc. ("HLI") that the Company did not already own ("The HLI Repurchase") are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category its international operations, which are primarily located in Latin America and Japan, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market insureds. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Personal Lines provides automobile, homeowners and home-based business coverages to the members of AARP through a direct marketing operation; to customers of Sears and Ford as well as customers of financial institutions through an affinity center; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through Omni in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Specialty Commercial segment offers a variety of customized insurance products and risk management services. The Risk Management Division provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services ("SRS"). The Reinsurance segment assumes reinsurance worldwide and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures. The Other Operations segment results also include activity for the Company's international property and casualty businesses up until their dates of sale, and for 2002 include the activity in the exited international lines of HartRe as a result of its restructuring in October 2001. (For further discussion of this restructuring, see Note 8.)

The measure of profit or loss used by The Hartford's management in evaluating performance is operating income, except for its North American underwriting segments, which are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. "Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses , the cumulative effect of accounting changes and certain other items. While not considered segments, the Company also reports and evaluates operating income results for Life, Property & Casualty and North American. Property & Casualty includes operating income for North American and the Other Operations segment. North American includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocable to these segments, such as net investment income.

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

REVENUES
                                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                           ---------------------------------------------------------
                                                                               2002          2001           2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      659    $      643    $    1,309     $    1,247
  Individual Life                                                                 249           240           481            403
  Group Benefits                                                                  654           641         1,298          1,254
  COLI                                                                            146           181           306            365
  Other                                                                          (117)          (10)         (127)            16
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                      1,591         1,695         3,267          3,285
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                         766           640         1,498          1,260
       Personal Lines                                                             772           721         1,519          1,425
       Specialty Commercial                                                       333           303           623            588
       Reinsurance                                                                172           230           343            479
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                     2,043         1,894         3,983          3,752
     Net investment income                                                        234           234           451            452
     Net realized capital losses                                                  (28)          (22)          (21)           (24)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                          2,249         2,106         4,413          4,180
  Other Operations                                                                 40            41            96             95
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                       2,289         2,147         4,509          4,275
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                           5             5             9              9
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                       $    3,885    $    3,847    $    7,785     $    7,569
====================================================================================================================================

OPERATING INCOME                                                              SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                           ---------------------------------------------------------
                                                                               2002          2001           2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      118    $      117    $      235     $      228
  Individual Life                                                                  35            36            66             56
  Group Benefits                                                                   30            27            58             50
  COLI                                                                             10            10            10             19
  Other                                                                           (16)          (14)          (15)           (16)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                        177           176           354            337
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                          (8)           10            (4)           (13)
       Personal Lines                                                             (24)          (43)          (35)           (27)
       Specialty Commercial                                                         8           (24)           (2)           (38)
       Reinsurance                                                                 (9)          (37)          (13)           (62)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                    (33)          (94)          (54)          (140)
     Net servicing and other income [1]                                             1             7             3             12
     Net investment income                                                        234           234           451            452
     Other expenses                                                               (58)          (41)         (109)          (103)
     Income tax expense                                                           (25)           (5)          (50)           (13)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                            119           101           241            208
  Other Operations                                                                  1             1             1              2
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                         120           102           242            210
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                          (6)          (16)          (12)           (32)
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                                             291           262           584            515
  Cumulative effect of accounting change, net of tax                               --           (11)           --            (34)
  Net realized capital losses, after-tax                                         (106)          (25)         (107)           (15)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $      185    $      226    $      477     $      466
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

NOTE 8.  RESTRUCTURING

During the fourth quarter of 2001, the Company approved and implemented plans for restructuring the operations of both HartRe and The Hartford Bank, FSB ("The Hartford Bank"). HartRe announced a restructuring of its entire international and domestic operations, with the purpose of centralizing the underwriting organization in Hartford, Connecticut. Also, the Boards of Directors for both The Hartford Bank and The Hartford Financial Services Group, Inc. approved The Hartford Bank's dissolution plan. Both plans will be completed during 2002.

As a result of these restructuring plans, the Company recorded a 2001 pre-tax charge and accrual of approximately $16. This amount included $8 in employee-related costs, $5 in occupancy-related costs and the remaining $3 in other restructuring costs.

The 79 employees terminated under these restructuring plans primarily relate to all levels of the underwriting and claims areas. The occupancy-related costs represent the remaining lease liabilities for both the domestic and international offices of HartRe to be closed pursuant to the restructuring plan. As of June 30, 2002, the Company has paid approximately $4 in employee-related restructuring costs and $1 in occupancy related costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of June 30, 2002, compared with December 31, 2001, and its results of operations for the second quarter and six months ended June 30, 2002, compared with the equivalent 2001 periods. This discussion should be read in conjunction with the MD&A in The Hartford's 2001 Form 10-K Annual Report.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the response of reinsurance  companies  under  reinsurance  contracts,  the impact of increasing reinsurance rates, and the adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations: Operating Summary          17
Life                                                           20
Investment Products                                            21
Individual Life                                                21
Group Benefits                                                 22
Corporate Owned Life Insurance ("COLI")                        22
Property & Casualty                                            23
Business Insurance                                             23
Personal Lines                                                 24
Specialty Commercial                                           24
Reinsurance                                                    25
Other Operations (Including Asbestos and
     Environmental Claims)                                     25
Investments                                                    28
Capital Markets Risk Management                                30
Capital Resources and Liquidity                                32
Regulatory Matters and Contingencies                           33
Accounting Standards                                           33


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    3,885    $    3,847     $    7,785     $    7,569
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $      185    $      226     $      477     $      466
Less:  Cumulative effect of accounting change, net of tax [1]                       --           (11)            --            (34)
       Net realized capital losses, after-tax                                     (106)          (25)          (107)           (15)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $      291    $      262     $      584     $      515
====================================================================================================================================

[1] For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, collectively "SFAS 133".

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

OPERATING RESULTS

Revenues for the second quarter and six months ended June 30, 2002 increased $38, or 1%, and $216, or 3%, respectively, over the comparable prior year periods primarily as a result of increased earned premiums in the Business Insurance, Personal Lines and Specialty Commercial segments. Partially offsetting the increased earned premiums were higher net realized capital losses, primarily as a result of write-downs of telecommunications securities, including WorldCom, Inc. ("WorldCom").

Operating income increased $29, or 11%, and $69, or 13%, for the second quarter and six months ended June 30, 2002, from the comparable prior year periods, respectively. The increase in operating income for the second quarter ended June 30, 2002 over the prior year period was due primarily to substantial improvement in underwriting results for the Personal Lines, Specialty Commercial and Reinsurance segments. The increase in operating income for the six months ended June 30, 2002 over the prior year period was a result of solid improvements in underwriting results in the Business Insurance, Specialty Commercial and Reinsurance segments as well as increased operating income in Life's Other
Investment Products, Individual Life and Group Benefits businesses. Also contributing to the earnings increase was the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. Goodwill amortization was $15 and $25, after-tax, for the second quarter and six months ended June 30, 2001, respectively. (For further discussion of the Company's goodwill, see Note 2 of Notes to Consolidated Financial Statements.)

Operating income for the six months ended June 30, 2002 included $11 of after-tax expense at Hartford Life, Inc. ("HLI") related to litigation with Bancorp Services, LLC ("Bancorp"), partially offset by an $8 after-tax benefit related to the reduction of HLI's reserves associated with September 11. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Consolidated Financial Statements.)

SIGNIFICANT ACCOUNTING POLICIES

For information on the Company's significant accounting policies, see the Deferred Acquisition Costs, Reserves and Investments sections of the MD&A and
Note 1 of Notes to Consolidated Financial Statements, both included in The Hartford's 2001 Form 10-K Annual Report.

INCOME TAXES

The effective tax rates for the second quarter and six months ended June 30, 2002 were 8% and 16%, respectively, as compared with 20% and 19%, respectively, for the comparable prior year periods. Excluding the effects of net realized capital losses for both the 2002 and 2001 periods, the effective tax rates were 20% and 21% for the second quarter and six months ended June 30, 2002, respectively, as compared to 21% for both of the periods ended June 30, 2001. Tax-exempt interest earned on invested assets was the principal cause of the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, all activities related to the June 27, 2000 acquisition of all of the outstanding shares of HLI that the Company did not already own ("The HLI Repurchase") are included in Corporate.

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

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which
includes   substantially  all  of  the  Company's   asbestos  and  environmental
exposures.

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

UNDERWRITING RESULTS (BEFORE-TAX)                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
North American                                                                  2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                        $       (8)   $       10     $       (4)    $      (13)
  Personal Lines                                                                   (24)          (43)           (35)           (27)
  Specialty Commercial                                                               8           (24)            (2)           (38)
  Reinsurance                                                                       (9)          (37)           (13)           (62)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                              $      (33)   $      (94)    $      (54)    $     (140)
====================================================================================================================================

The following is a summary of operating income and net income.

OPERATING INCOME                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $      118    $      117     $      235     $      228
  Individual Life                                                                   35            36             66             56
  Group Benefits                                                                    30            27             58             50
  COLI                                                                              10            10             10             19
  Other                                                                            (16)          (14)           (15)           (16)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         177           176            354            337
Property & Casualty
  North American                                                                   119           101            241            208
  Other Operations                                                                   1             1              1              2
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          120           102            242            210
Corporate                                                                           (6)          (16)           (12)           (32)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                                   $      291    $      262     $      584     $      515
====================================================================================================================================

NET INCOME                                                                      SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                       $      118    $      117     $      235     $      228
  Individual Life                                                                   35            36             66             56
  Group Benefits                                                                    30            27             58             50
  COLI                                                                              10            10             10             19
  Other                                                                            (92)          (28)           (98)           (53)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         101           162            271            300
Property & Casualty
  North American                                                                   101            78            228            193
  Other Operations                                                                 (11)            2            (10)             5
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                           90            80            218            198
Corporate                                                                           (6)          (16)           (12)           (32)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                         $      185    $      226     $      477     $      466
====================================================================================================================================

An analysis of the operating results summarized above is included on the following pages. Investment results are discussed in the Investments section.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $    1,591    $    1,695     $    3,267     $    3,285
Expenses                                                                         1,490         1,530          2,996          2,959
Cumulative effect of accounting changes, net of tax [1]                              -            (3)             -            (26)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                       101           162            271            300
Less:  Cumulative effect of accounting changes, net of tax [1]                       -            (3)             -            (26)
       Net realized capital losses, after-tax                                      (76)          (11)           (83)           (11)
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $      177    $      176     $      354     $      337
====================================================================================================================================

 [1] For the second quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Life includes in an "Other" category corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Japan and Latin America.

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group" or "Fortis"). (For further discussion, see Note 18(a) of Notes to Consolidated Financial Statements included in The Hartford's December 31, 2001 Form 10-K Annual Report.)

Revenues in the Life operation decreased $104, or 6%, and $18, or 1%, for the second quarter and six months ended June 30, 2002, respectively, as compared to the equivalent periods in 2001. The decreases were primarily driven by net realized capital losses, which were $120 and $135 for the second quarter and six months ended June 30, 2002, respectively. (See Investments section for further discussion of investment results and related net realized capital losses). In addition, COLI experienced a decline in revenues as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Life operation experienced revenue growth across its other operating segments. Revenues related to the Investment Products segment increased as a result of continued growth related to its institutional investment product business, which offset the decline in revenues within the individual annuity operation. The individual annuity operation was impacted by lower assets under management due to the decline in the equity markets. In addition, the Group Benefits segment continued to experience an increase in revenues as a result of strong sales to new customers and solid persistency within the in-force block of business.

Expenses decreased $40, or 3%, for the second quarter primarily due to a $44 tax benefit related to the net realized capital losses recognized in the second quarter. Expenses for the six months ended June 30, 2002 increased $37, or 1%, as compared to the equivalent prior year period. The increase was primarily driven by the Fortis acquisition and the Investment Products segment, principally related to the growth in the institutional investment product business and an increase in death benefits related to the individual annuity operation, as a result of the lower equity markets. In addition, expenses for the six months ended June 30, 2002 include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation, which was partially offset by an after-tax benefit of $8, recorded within "Other", associated with favorable development related to the Company's estimated September 11 exposure. (For a discussion of the Bancorp litigation, see Note 5(a) of Notes to Consolidated Financial Statements.)

Operating income increased $1, or 1%, and $17, or 5%, for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, two of Life's reportable operating segments experienced earnings growth, led by Group Benefits whose earnings increased $3, or 11%, driven principally by ongoing premium growth and stable loss and expense ratios. Earnings for the Investment Products segment were up $1 as compared to the equivalent prior year period as growth in the other investment products businesses, particularly institutional investment products, offset the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. Individual Life earnings declined $1 in the second quarter as a result of lower fee income related to variable life account values, which was also driven by the lower equity markets, while the "Other" operation experienced lower net investment income in the second quarter as compared to the comparable prior year period.

For the six months ended June 30, 2002, the increase in operating income was principally driven by Individual Life, which is directly related to the Fortis acquisition, Group Benefits, which continued to benefit from an increase in premium revenue and stable loss costs, and the Investment Products segment, which experienced growth in earnings related to its institutional investment products business which offset the decline in individual annuity earnings resulting from the lower equity markets. Operating income was negatively impacted by a decrease of $9, or 47%, in operating income in the COLI segment for the six months ended June 30, 2002, primarily due to the $11 after-tax expense related to the Bancorp litigation.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                   $      659     $      643     $    1,309     $      1,247
Expenses                                                                          541            526          1,074            1,019
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                         $      118     $      117     $      235     $        228
====================================================================================================================================

                                                                                                      JUNE 30, 2002    JUNE 30, 2001
                                                                                                      ------------------------------
Individual variable annuity account values                                                               $   67,712     $     78,415
Other individual annuity account values                                                                      10,413            9,228
Other investment products account values                                                                     19,511           18,101
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                       97,636          105,744
Mutual fund assets under management                                                                          16,216           16,180
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                      $  113,852     $    121,924
====================================================================================================================================


Revenues in the Investment Products segment increased $16, or 2%, and $62, or 5%, for the second quarter and six months ended June 30, 2002 respectively, primarily driven by growth in the institutional investment products business, where related assets under management increased $1.1 billion, or 13%, to $9.5 billion as of June 30, 2002. The revenue increase described above was partially offset by lower fee income related to the individual annuity operation as average account values decreased from prior year levels, primarily due to the lower equity markets.

Expenses increased $15, or 3%, and $55, or 5%, for the second quarter and six months ended June 30, 2002, respectively, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the institutional investment products business and an increase in the death benefit costs incurred by the individual annuity operation, as a direct result of the lower equity markets. Partially offsetting these increases were decreases in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower estimated gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Operating income increased $1, or 1%, and $7, or 3%, for the second quarter and six months ended June 30, 2002, respectively as the growth in revenues related to other investment products, particularly the institutional investment product business, offset the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk".)

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      249     $      240     $      481     $      403
Expenses                                                                           214            204            415            347
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       35     $       36     $       66     $       56
====================================================================================================================================

                                                                                                      JUNE 30, 2002    JUNE 30, 2001
                                                                                                      ------------------------------
Variable life account values                                                                              $    3,760     $    3,932
Total account values                                                                                      $    7,635     $    7,744
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                          $   64,930     $   57,677
Total life insurance in force                                                                             $  123,896     $  116,740
====================================================================================================================================

Revenues in the Individual Life segment increased $9, or 4%, and $78, or 19%, for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the revenue growth was primarily driven by an increase in net investment income related to Individual Life's general account business, for which the income impact was offset with an increase in benefits, claims and expenses due to an increase in interest credited to policyholders. In addition, second quarter revenues were negatively impacted by lower variable life account values, which decreased as a result of the lower equity markets. The revenue growth related to the six months ended June 30, 2002 was primarily due to higher fee income and investment income related to the Fortis transaction.

Expenses increased $10, or 5%, and $68, or 20%, for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the growth in expenses is primarily driven by an increase in benefits, claims and claim adjustment expenses. For the six months ended June 30, 2002, the increase in expenses is primarily driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the six months ended June 30, 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims during the first quarter of 2002.


Operating income decreased $1, or 3%, for the second quarter as compared to the prior year, principally due to decreased revenues from the variable life business, as a direct result of the lower equity markets. Operating income for the six months ended June 30, 2002 increased $10, or 18%, as the contribution to earnings from the Fortis transaction more than offset the unfavorable mortality experience for the six month period ended June 30, 2002 and the lower variable life fee income driven by the decline in the equity markets. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Individual Life segment, see the Capital Markets Risk Management section under "Market Risk".)


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      654     $      641     $    1,298     $    1,254
Expenses                                                                           624            614          1,240          1,204
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       30     $       27     $       58     $       50
====================================================================================================================================

Revenues in the Group Benefits segment increased $13, or 2%, and $44, or 4%, and excluding buyouts, increased $41, or 7%, and $104, or 9%, for the second quarter and six months ended June 30, 2002, respectively. These increases were driven by growth in fully insured ongoing premiums, which increased $83, or 17%, and $185, or 19%, for the second quarter and six months ended June 30, 2002, respectively. The growth in premium revenues was due to steady persistency and pricing actions on the in-force block of business and strong sales to new customers. Offsetting these increases were decreases in military Medicare supplement premiums of $43 and $84 for the second quarter and six months ended June 30, 2002, respectively, resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Fully insured ongoing sales for the six months ended June 30, 2002 were $444, an increase of $130, or 41%, as compared to the equivalent prior year period.

Expenses increased $10, or 2%, and $36, or 3%, and excluding buyouts, increased $38, or 6%, and $96, or 8%, for the second quarter and six months ended June 30, 2002, respectively. The increase in expenses is consistent with the growth in revenues described above. Benefits and claims expenses, excluding buyouts, increased $32, or 7%, and $70, or 8%, for the second quarter and six months ended June 30, 2002, respectively. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 82% for both the second quarter and six months ended June 30, 2002, as compared to 83% for both of the respective prior year periods. Other insurance expenses increased $6, or 5%, and $25, or 10%, for the second quarter and six months ended June 30, 2002, respectively, due to the revenue growth previously described and continued investments in the business. The segment's expense ratio (defined as insurance expenses as a percentage of premiums and other considerations excluding buyouts) was 22% and 23% for the second quarter and six months ended June 30, 2002, respectively, and was essentially consistent with the prior year periods.

Operating income increased $3, or 11%, and $8, or 16%, for the second quarter and six months ended June 30, 2002, respectively, due to the increase in premium revenue and the continued focus on maintaining loss costs and other expenses as described above.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                    $      146     $      181     $      306     $      365
Expenses                                                                           136            171            296            346
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                          $       10     $       10     $       10     $       19
====================================================================================================================================

                                                                                                      JUNE 30, 2002    JUNE 30, 2001
                                                                                                      ------------------------------

Variable COLI account values                                                                              $   19,076     $   16,628
Leveraged COLI account values                                                                                  4,119          4,856
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                    $   23,195     $   21,484
====================================================================================================================================


COLI revenues decreased $35, or 19%, and $59, or 16%, for the second quarter and six months ended June 30, 2002, respectively, primarily related to lower net investment and fee income related to the declining block of leveraged COLI, where related account values declined by $737, or 15%. Net investment income decreased $20, or 22%, and $38, or 21%, for the second quarter and six months ended June 30, 2002, respectively. Fee income decreased $15, or 17%, and $20, or 11%, for the second quarter and six months ended June 30, 2002, respectively, primarily driven by the decrease in leveraged COLI business which was partially offset by the increase in fee income from variable COLI business, where related account values increased approximately $2.4 billion from June 30, 2001.

Expenses decreased $35, or 20%, and $50, or 14%, for the second quarter and six months ended June 30, 2002, respectively, consistent with the decrease in revenues described above. However, the decrease for the six months ended June 30, 2002 was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see
Note 5(a) of Notes to Consolidated Financial Statements.)

Operating income in the second quarter was consistent with the prior year as the decline in leveraged COLI revenues was directly offset with lower benefits claims and expenses. Operating income for the six months ended June 30, 2002 decreased $9, or 47%, primarily related to the $11, after-tax, expense accrued in connection with the Bancorp litigation.


--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    2,289    $    2,147     $     4,509    $    4,275
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $       90    $       80     $       218    $      198
Less:  Cumulative effect of accounting changes, net of tax                           -            (8)              -            (8)
       Net realized capital losses, after-tax                                      (30)          (14)            (24)           (4)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $      120    $      102     $       242    $      210
====================================================================================================================================

Revenues for Property & Casualty increased $142, or 7%, for the second quarter and $234, or 5%, for the six months ended June 30, 2002 compared with the same periods in 2001. The increase in revenues for both periods was due primarily to earned premium growth in the Business Insurance, Personal Lines and Specialty Commercial segments as a result of price increases, new business growth and strong premium renewal retention. Partially offsetting the increase for both periods were lower earned premiums in the Reinsurance segment, primarily due to the planned exit from nearly all international lines and a reduction in Alternative Risk Transfer ("ART").

Operating income increased $18, or 18%, for the second quarter and $32, or 15%, for the six months ended June 30, 2002, as compared to the same prior year periods. The increase in the second quarter and six month periods was primarily due to strong earned pricing in the Business Insurance and Specialty Commercial segments, the impact of underwriting initiatives in Reinsurance and lower catastrophes. Partially offsetting the improvement was an increase in automobile severity loss costs in Personal Lines, due primarily to medical inflation and higher repair costs.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      835    $      714     $    1,660     $    1,416
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $       (8)   $       10     $       (4)    $      (13)
Combined ratio                                                                    98.7          96.4           97.4           98.7
====================================================================================================================================

Business Insurance written premiums increased $121, or 17%, for the second quarter and $244, or 17%, for the six months ended June 30, 2002 compared to the same periods in 2001 due to strong growth in both Small Commercial and Middle Market. Small Commercial increased $53, or 15%, for the second quarter and $110, or 15%, for the six month period reflecting double-digit price increases, particularly in the property line of business. The increase in Middle Market of $68, or 19%, for the second quarter and $134, or 19%, for the six month period was due primarily to price increases in the high teens as well as strong new business growth and premium renewal retention.

Underwriting results declined $18 for the second quarter ended June 30, 2002, with a corresponding 2.3 point increase in the combined ratio. For the six month period ended June 30, 2002, underwriting results improved $9, with a corresponding 1.3 point decrease in the combined ratio. The decrease in the second quarter results was due primarily to higher taxes, licenses and fees, due to the growth in written premium and higher rates, as well as an increase in policyholder dividends and commissions. The improvement in underwriting results for the six month period was the result of double-digit earned pricing and minimal loss costs. The loss ratio improved 1.2 points for the six months ended June 30, 2002 compared with the same prior year period.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                           $       789    $      743     $    1,515     $    1,405
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                       $       (24)   $      (43)    $      (35)    $      (27)
Combined ratio                                                                   101.7         106.0          101.7          102.0
====================================================================================================================================

Written premiums increased $46, or 6%, for the second quarter and $110, or 8%, for the six months ended June 30, 2002 compared to the same periods in 2001 driven by growth in AARP, partially offset by a reduction in Standard. AARP increased $63, or 15%, for the second quarter and $118, or 15%, for the six month period ended June 30, 2002 primarily as a result of strong new business growth, pricing increases and continued steady premium renewal retention. Standard decreased $13 for the quarter and six month periods, or 7% and 3%, respectively, due primarily to the conversion to six month policies in certain states.

Underwriting results improved $19, or 44%, for the second quarter, with a corresponding 4.3 point decrease in the combined ratio. For the six month period, underwriting results declined $8, or 30%, while the combined ratio decreased 0.3 points. While second quarter automobile results improved over the prior year period due to favorable frequency loss costs, the line of business continues to be negatively impacted by automobile severity loss costs as a result of medical inflation and higher repair costs. Solid homeowners results are in line with prior year as favorable frequency was offset by an increase in severity. Six month automobile results were also negatively impacted by severity, while homeowners results were consistent with the prior year period. An improvement in the underwriting expense ratio, primarily due to written pricing increases and prudent expense management, resulted in a 1.4 point and
0.9 point decrease in the expense ratio for the second quarter and six months ended June 30, 2002, respectively.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      345    $      257     $      645     $      511
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $        8    $      (24)    $       (2)    $      (38)
Combined ratio                                                                    94.8         104.3           97.5          105.7
====================================================================================================================================

Specialty Commercial written premiums increased $88, or 34%, for the second quarter and $134, or 26%, for the six months ended June 30, 2002 compared with the same prior year periods. The improvement was driven by the Property, Specialty Casualty and Professional Liability lines of business. Written premiums for Property grew $26, or 33%, for the second quarter and $69, or 54%, for the first six months of 2002 compared with the same periods in 2001. Specialty Casualty written premiums grew $30, or 64%, and $39, or 40%, for the second quarter and six month periods, respectively. The written premium growth in both lines of business was primarily due to significant price increases reflecting an improving business environment. Professional Liability written premiums grew $20, or 67%, for the second quarter and $32, or 52%, for the first six months of 2002, compared with the respective prior year periods, also due to significant price increases as well as lower premium cessions.

Underwriting results improved $32, with a corresponding 9.5 point decrease in the combined ratio for the second quarter and improved $36, with a corresponding
8.2 point decrease in the combined ratio for the six months ended June 30, 2002, as compared with the same periods in 2001. Improved underwriting and combined ratio results for the second quarter and six month periods were primarily due to favorable Property, Specialty Casualty and Professional Liability results, partially offset by deterioration in Risk Management business. In addition, for the six months ended June 30, 2002, lower catastrophes, primarily as a result of the Seattle earthquake in the first quarter of 2001, also contributed to the improvement.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                            $      169    $      205     $      383     $      568
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                        $       (9)   $      (37)    $      (13)    $      (62)
Combined ratio                                                                   102.5         119.4          101.5          113.2
====================================================================================================================================

Reinsurance written premiums decreased $36, or 18%, for the second quarter and $185, or 33%, for the six months ended June 30, 2002 compared to the same periods in 2001 due to the planned exit from nearly all international lines and a reduction in ART written premiums. ART written premiums decreased $13, or 52%, for the second quarter and $82, or 52%, for the six month period due to the non-renewal of certain pro-rata contracts as a result of a business shift to excess of loss policies. For the six month period, the decrease also was impacted by a significant transaction in the first quarter of 2001. Excluding ART and international, second quarter written premiums increased 14%, due primarily to significant pricing increases as a result of continued market firming, partially offset by premium reductions due to underwriting requirements to maintain profitability targets.

Underwriting results improved $28, with a corresponding 16.9 point decrease in the combined ratio for the second quarter and improved $49, with a corresponding
11.7 point decrease in the combined ratio for the six months ended June 30, 2002, as compared with the same periods in 2001. The improvement for both periods was primarily due to underwriting initiatives including a shift to excess of loss policies and increased property business mix, as well as the exit from nearly all international lines and an intense focus on returns. For the six month period, significantly lower catastrophes also contributed to the improvement.

--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $       40    $       41     $       96     $       95
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $      (11)   $        2     $      (10)    $        5
Less:  Net realized capital gains (losses), after-tax                              (12)            1            (11)             3
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $        1    $        1     $        1     $        2
====================================================================================================================================

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, that was finalized in late 2001 to be responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

The companies in this segment which are not writing new business include First State Insurance Company and two affiliated subsidiaries, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd. ("Heritage Re"), headquartered in Bermuda; and Excess Insurance Company, Ltd., located in the United Kingdom. Each of these companies is primarily focused on managing claims, resolving disputes and collecting reinsurance proceeds, related largely to business underwritten and reinsured in 1985 and prior years. While the business that was written in these units on either a direct or reinsurance basis spanned a wide variety of insurance and reinsurance policies and coverages, a significant and increasing proportion of current and future claims activity arising from these businesses relates to environmental and, to a greater extent, asbestos exposures. Other Operations also includes the results of The Hartford's international property-casualty businesses (substantially all of which were disposed of in a series of transactions concluding in 2001) and the international reinsurance businesses of HartRe, exited in the fourth quarter of 2001. (For further discussion of the restructuring, see Note 8 of Notes to Consolidated Financial Statements.)

In 2001, The Hartford consolidated management and claims handling of all of its asbestos and environmental exposures under the Other Operations' management structure. This action was taken to maximize The Hartford's management expertise in this area. As part of this organizational change, the Company consolidated substantially all of its asbestos and environmental loss reserves into one legal entity (Heritage Re) within Other Operations through intercompany reinsurance agreements. These reinsurance agreements ceded $602 of the then carried reserves (net of reinsurance), primarily related to asbestos and environmental exposures from 1985 and prior, from the Specialty Commercial segment to Other Operations.

Discussion of Operations

Revenues for the second quarter and six months ended June 30, 2002 were relatively flat compared to the same prior year periods as higher earned premium was offset by net realized capital losses. The increase in earned premium was primarily renewal premium from the exited HartRe international business, which was transferred to Other Operations in the first quarter of 2002.

Operating income also was relatively flat for the second quarter and six months ended June 30, 2002 compared to the same prior year periods. Operating income for the second quarter included a $29 incurred loss, which was in respect to a revised estimate of asbestos exposure arising principally from the Company's participation in the Excess Casualty Reinsurance Association ("ECRA") in the late 1950's to mid 1960's, which was offset by investment income and the HartRe international earned premiums.

Asbestos and Environmental Claims

The Hartford continues to receive claims that assert damages from asbestos and environmental-related exposures, both of which affect Other Operations. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

With regard to both environmental and particularly asbestos claims, uncertainty exists which affects the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes this high degree of estimate variability is particularly pronounced for asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether or not particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to utilize bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, new classes of claims have been arising whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Management believes these issues are not likely to be resolved in the near future.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of paying claims for more traditional areas of insurance exposure are less effective in estimating the necessary reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies to use in evaluating its potential asbestos exposures. At any time The Hartford may be conducting one or more evaluations of individual exposures, classes of exposures or all of its current and potential exposures to asbestos claims. At any time analysis of newly identified information or completion of one or more analyses could cause The Hartford to change its estimates of its asbestos exposures and the effect of these changes could be material to the Company's consolidated operating results and financial condition in future periods.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as either Asbestos, Environmental, or All Other activity. The discussion below relates to reserves and reserve activity, net of applicable reinsurance.

Constantly evolving legal theories create significant uncertainties with respect to what types of claims may ultimately arise from the generally older policies and liabilities managed in the Other Operations segment. The Hartford's experience has been that while this group of policies has over time produced significantly higher claims and losses than were initially contemplated at inception, the areas of active claim activity have shifted over time based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers ("whole account" exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford's net exposure in these arrangements has increased for a variety of reasons, including, but not limited to, situations where The Hartford has commuted previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to variability and uncertainty.

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by Asbestos, Environmental, and All Other claims, for the six months ended June 30, 2002 and the year ended December 31, 2001. Also included are the remaining Asbestos and Environmental exposures of North American Property & Casualty.

                                                          OTHER OPERATIONS
                                                CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED                                      YEAR ENDED
                                                   JUNE 30, 2002                                     DECEMBER 31, 2001
                                    ---------------------------------------------     ----------------------------------------------
                                     Asbestos  Environ.   All Other     Total          Asbestos    Environ.    All Other     Total
                                    ---------------------------------------------     ----------------------------------------------
Beginning liability - net [1]       $     616  $    654  $   1,593    $  2,863        $     572  $    911     $   1,639    $  3,122
Claims and claim adjustment
  expenses incurred                        33        (5)        63          91               28        15           104         147
Claims and claim adjustment
  expenses paid                           (47)      (51)       (95)       (193)             (84)     (172)         (150)       (406)
Transfer of HartRe
  International [2]                        --        --        300         300               --        --            --          --
Other [3]                                 540        60       (600)         --              100      (100)           --          --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [4] [5]      $   1,142  $    658  $   1,261    $  3,061        $     616  $    654     $   1,593    $  2,863
====================================================================================================================================

[1] The net beginning liability for the year ended December 31, 2001 has been adjusted to reflect the fourth quarter 2001 intercompany reinsurance cession, primarily related to Asbestos and Environmental reserves, from the Specialty Commercial segment to Other Operations. Also, excludes reserves of Property and Casualty's international businesses.
[2] Represents the January 1, 2002 transfer of reserves from the exited international reinsurance business of HartRe from the Reinsurance segment to Other Operations.
[3] The nature of these reallocations is described in the two paragraphs immediately following this table.
[4]   Ending  liabilities   include  reserves  for  Asbestos  and  Environmental
      reported in North American Property & Casualty of $11 and $16, respectively, as of June 30, 2002 and $6 and $32, respectively, as of December 31, 2001.
[5] Gross of reinsurance, reserves for Asbestos and Environmental were $1,874 and $807, respectively, as of June 30, 2002 and $1,633 and $919, respectively, as of December 31, 2001.

During 2001, the Company observed a decrease in newly reported environmental claims as well as favorable settlements with respect to certain existing environmental claims. Both observations were consistent with longer-term positive development trends for environmental liabilities. In the same timeframe, consistent with the reports of other insurers, The Hartford was experiencing an increase in the number of new asbestos claims by policyholders not previously identified as potentially significant claimants, including installers or handlers of asbestos-containing products. In addition, new classes of claims were beginning to arise whereby some asbestos-related defendants were asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Also, as previously noted, The Hartford consolidated management and claims handling responsibility of all of its asbestos and environmental exposures within Other Operations in 2001. Based on a review of the environmental claim trends that was completed in the fourth quarter of 2001 under the supervision of the then newly consolidated management structure and in light of the further uncertainties posed by the foregoing asbestos trends, the Company reclassified $100 of Environmental reserves to Asbestos reserves in 2001.

In the second quarter of 2002, The Hartford completed a review of its Other Operations reserves and liabilities then categorized as "All Other". This review was part of the Company's ongoing monitoring of reserves. The Hartford's primary records of the reserves and policies managed in the Other Operations segment are organized by individual insurance contract and by the type of insurance coverage originally written. The review was conducted within the recently consolidated asbestos and environmental management structure and was largely focused on the appropriateness of the categorization of the All Other reserves, net of reinsurance. In evaluating the appropriateness of the categorization of these net reserves, management utilized the best information that was available to ascertain the nature of the underlying exposures and focused significantly on the reserves attributable to The Hartford's whole account reinsurance, including those reserves that related to commutations of previous cessions of business. The review also incorporated the most current information and payment and settlement trends related to latent exposures that are not asbestos and environmental exposures. As a result of this review, the Company reclassified $600 of reserves from the All Other category, with $540 reclassified to Asbestos and $60 reclassified to Environmental. The increase in reserves categorized as Environmental of $60 in the second quarter (as contrasted with the $100 decrease in the fourth quarter of 2001) occurred because the reviews in each of the two periods employed actuarial techniques to analyze distinct and non-overlapping blocks of reserves and associated exposures. Facts and circumstances associated with each block then determined the resulting changes in category.

A portion of the 2002 reclassification relates to re-estimates of the appropriate allocation between Asbestos, Environmental, and All Other categories of the aggregate reserves (net of reinsurance) carried for certain assumed reinsurance, commuted cessions and commuted retrocessions of whole account business. As part of the 2002 reclassification, The Hartford also revised formulas that it will use to allocate (between the Asbestos, Environmental and All Other categories) future claim payments for which reinsurance arrangements were commuted and to allocate claim payments made to effect commutations. As a result of these revisions, payments categorized as asbestos and environmental exposures will be higher in future periods than in prior periods. The Hartford believes that any percent increase in claim payments caused by the reclassification would be significantly less than the percent increase in total Asbestos reserves.

On May 14, 2002, The Hartford announced its participation, along with several dozen other insurance carriers, in a settlement in principle with its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation ("Pittsburgh Corning"), which is 50% owned by PPG. The structure of the settlement will allow The Hartford to make fixed payments to a settlement trust over a 20-year period beginning in 2004 and allows The Hartford to prepay its obligations at any time at a fixed discount rate of 5.5%. The settlement is subject to a number of contingencies, including the negotiation of a definitive agreement among the parties and approval of the bankruptcy court supervising the reorganization of Pittsburgh Corning. The Hartford estimated the settlement amount to be approximately $130 (non tax-effected) on a discounted basis and net of anticipated reinsurance recoveries. The settlement was covered by existing asbestos reserves, and as a result, did not have a material impact on the Company's consolidated financial condition or results of operations.

Based on currently known facts and the Company's methodologies for estimating and categorizing reserves for Other Operations, The Hartford believes that the level of recorded reserves for Other Operations at June 30, 2002 is reasonable and appropriate. Because of the significant uncertainties described in the foregoing paragraphs, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results and financial condition. Consistent with the Company's long-standing reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.


--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

Return on invested assets is an important element of The Hartford's financial results. Significant fluctuations in the fixed income or equity markets could have a material impact on the Company's consolidated financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised 87% and 86% of the fair value of its invested assets as of June 30, 2002 and December 31, 2001, respectively. Other events beyond the Company's control also could impact adversely the fair value of these investments. For example, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the fair value of the investment and the Company's investment return.

A significant decrease in the fair value of any investment that is deemed other than temporary could result in the Company's recognition of a loss in its consolidated financial results prior to the actual sale of the investment and may result in the recognition of either a gain or an additional loss upon the ultimate disposition of the investment.

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

LIFE

The following table identifies invested assets by type held in the Life general account as of June 30, 2002 and December 31, 2001.



                                                   COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            -------------- -------------- -------------- -----------
Fixed maturities, at fair value                                             $    25,549         84.0%    $    23,301          82.1%
Equity securities, at fair value                                                    416          1.4%            428           1.5%
Policy loans, at outstanding balance                                              3,204         10.5%          3,317          11.7%
Limited partnerships, at fair value                                                 690          2.3%            811           2.9%
Other investments                                                                   537          1.8%            520           1.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    30,396        100.0%    $    28,377         100.0%
====================================================================================================================================

Fixed maturity investments increased by 10% since December 31, 2001, primarily due to the investment of operating cash flows and an increase in fair value due to a lower interest rate environment.

The following table identifies fixed maturities by type held in the Life general account as of June 30, 2002 and December 31, 2001.

                                                      FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
Corporate                                                                   $    12,367        48.4%     $    11,419         49.0%
Asset-backed securities (ABS)                                                     3,696        14.5%           3,427         14.7%
Commercial mortgage-backed securities (CMBS)                                      3,339        13.1%           3,029         13.0%
Municipal - tax-exempt                                                            1,843         7.2%           1,565          6.7%
Mortgage-backed securities (MBS) - agency                                         1,458         5.7%             981          4.2%
Collateralized mortgage obligations (CMO)                                           642         2.5%             767          3.3%
Government/Government agencies - United States                                      466         1.8%             374          1.6%
Government/Government agencies - foreign                                            434         1.7%             390          1.7%
Municipal - taxable                                                                  32         0.1%              47          0.2%
Short-term                                                                        1,240         4.9%           1,245          5.3%
Redeemable preferred stock                                                           32         0.1%              57          0.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    25,549       100.0%     $    23,301        100.0%
====================================================================================================================================

INVESTMENT RESULTS

The table below summarizes Life's investment results.

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
(before-tax)                                                                    2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                        $      382    $      365     $      763     $      717
Policy loan income                                                                  68            78            135            156
                                                                           ---------------------------------------------------------
Net investment income - total                                               $      450    $      443     $      898     $      873
Yield on average invested assets [1]                                               6.2%          6.9%           6.2%           7.1%
Net realized capital losses                                                 $     (120)   $      (17)    $     (135)    $      (17)
====================================================================================================================================

[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter and six months ended June 30, 2002, net investment income, excluding policy loans, increased $17, or 5%, and $46, or 6%, compared to the respective prior year periods. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Invested assets increased 14% from June 30, 2001 primarily due to operating cash flows. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the second quarter and six months ended June 30, 2002 increased $103 and $118 compared to the respective prior year periods. Included in the second quarter and six months ended June 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $144 and $159, respectively, including a $74 before-tax loss related to securities issued by WorldCom taken in the second quarter ended June 30, 2002.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of June 30, 2002 and December 31, 2001.

                                                   COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                           ---------------------------------------------------------
Fixed maturities, at fair value                                             $    17,433         92.1%    $    16,742          91.5%
Equity securities, at fair value                                                    738          3.9%            921           5.0%
Limited partnerships, at fair value                                                 523          2.7%            561           3.0%
Other investments                                                                   240          1.3%             85           0.5%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    18,934        100.0%    $    18,309         100.0%
====================================================================================================================================

Total fixed maturities increased slightly since December 31, 2001, due to the investment of operating cash flows and an increase in the fair value due to a lower interest rate environment.

The following table identifies fixed maturities by type as of June 30, 2002 and December 31, 2001.

                                                      FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
Municipal - tax-exempt                                                      $     8,659        49.7%     $     8,401         50.2%
Corporate                                                                         4,533        26.0%           4,179         25.0%
Commercial mortgage-backed securities (CMBS)                                      1,331         7.6%           1,145          6.8%
Asset-backed securities (ABS)                                                       700         4.0%             717          4.3%
Government/Government agencies - foreign                                            673         3.9%             613          3.6%
Mortgage-backed securities (MBS) - agency                                           495         2.8%             381          2.3%
Collateralized mortgage obligations (CMO)                                           135         0.8%              97          0.6%
Government/Government agencies - United States                                       70         0.4%             201          1.2%
Municipal - taxable                                                                  50         0.3%              47          0.3%
Short-term                                                                          718         4.1%             862          5.1%
Redeemable preferred stock                                                           69         0.4%              99          0.6%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    17,433       100.0%     $    16,742        100.0%
====================================================================================================================================

INVESTMENT RESULTS

The table below summarizes Property & Casualty's investment results.

                                                                                SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                           $      271    $      271     $      525     $      528
Net investment income, after-tax [1]                                        $      209    $      210     $      408     $      411
                                                                        ------------------------------------------------------------
Yield on average invested assets, before-tax [2]                                   6.0%          6.4%           5.9%           6.2%
Yield on average invested assets, after-tax [1] [2]                                4.7%          4.9%           4.6%           4.8%
Net realized capital gains (losses), before-tax                             $      (46)   $      (21)    $      (38)    $      (20)
====================================================================================================================================

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and after-tax yield also are included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter and six months ended June 30, 2002, both before- and after-tax net investment income remained essentially unchanged compared to the same periods in 2001. Yields on average invested assets declined due to the lower interest rate environment, offsetting the impact of increased invested assets.

Net realized capital losses for the second quarter and six months ended June 30, 2002 increased $25 and $18, respectively, compared to the same periods in 2001. Included in the second quarter and six months ended June 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $76 and $94, respectively, including a $36 before-tax loss related to securities issued by WorldCom, and $16 and $24 on equities, respectively, partially offset by net realized capital gains on sales of equity securities.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the second quarter and six months ended June 30, 2002 was $5 and $9, respectively, before-tax. Also reported in Corporate as of June 30, 2002 were $2 of fixed maturity investments for The Hartford Bank, FSB.

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

CREDIT RISK

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored at regular intervals. The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts of $10.7 billion and $9.8 billion as of June 30, 2002 and December 31, 2001, respectively, and Property & Casualty, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

LIFE

As of June 30, 2002 and December 31, 2001, over 95% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentages of BBB and BB & below holdings have increased due to downgraded credit ratings primarily in public corporate bonds.


                                                 FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $     3,247         9.0%     $     2,639          8.0%
AAA                                                                               5,664        15.6%           5,070         15.3%
AA                                                                                3,949        10.9%           3,644         11.0%
A                                                                                11,589        32.0%          11,528         34.8%
BBB                                                                               8,693        24.0%           7,644         23.1%
BB & below                                                                        1,620         4.4%           1,148          3.4%
Short-term                                                                        1,483         4.1%           1,470          4.4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    36,245       100.0%     $    33,143        100.0%
====================================================================================================================================

PROPERTY & CASUALTY


As of June 30, 2002 and December 31, 2001, over 94% of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentages of BBB and BB & below holdings have increased due to downgraded credit ratings primarily in public corporate bonds.


                                                 FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2002               DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
United States Government/Government agencies                                $       648         3.7%     $       639          3.8%
AAA                                                                               6,661        38.2%           6,160         36.8%
AA                                                                                3,171        18.2%           3,126         18.7%
A                                                                                 3,088        17.7%           3,193         19.1%
BBB                                                                               2,168        12.5%           1,876         11.2%
BB & below                                                                          979         5.6%             886          5.3%
Short-term                                                                          718         4.1%             862          5.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    17,433       100.0%     $    16,742        100.0%
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

The Company's Life operations are significantly influenced by changes in the equity markets. Life's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate. (For further discussion of the Company's exposure to interest rate risk, please refer to the Capital Markets Risk Management section of the MD&A in The Hartford's 2001 Form 10-K Annual Report.)

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of deferred policy acquisition costs (DAC) to be amortized in a given financial statement period. A significant decrease in the Company's expected gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts. Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company-approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Hartford's use of derivative instruments, refer to Note 3 of Notes to Consolidated Financial Statements.)

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                             JUNE 30, 2002        DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $            615       $          599
Long-term debt                                                                                      1,965                1,965
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (trust preferred securities)                        1,429                1,412
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                                   4,009                3,976
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                            8,790                8,344
Unrealized gain on securities and other, net of tax [1]                                               866                  669
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                                   9,656                9,013
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $         12,799       $       12,320
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               46%                  48%
Debt to capitalization  [2] [3]                                                                       31%                  32%
====================================================================================================================================

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]   Excludes unrealized gain on securities and other, net of tax.
[3] Excluding trust preferred securities, the debt to equity ratio was 29% and 31% and the debt to capitalization ratio was 20% and 21% as of June 30, 2002 and December 31, 2001, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no significant changes to The Hartford's contractual obligations and commitments since December 31, 2001.

CAPITALIZATION

The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $479 as of June 30, 2002 compared to December 31, 2001. This increase was a result of earnings and stock issued related to stock compensation plans, partially offset by dividends declared.

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

Dividends - On April 18, 2002, The Hartford declared a dividend on its common stock of $0.26 per share payable on July 1, 2002 to shareholders of record as of June 3, 2002.

On July 18, 2002, The Hartford declared a dividend on its common stock of $0.26 per share payable on October 1, 2002 to shareholders of record as of September 3, 2002.

CASH FLOWS

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                        --------------------------
                                            2002         2001
------------------------------------------------------------------
Cash provided by operating activities   $     1,114  $       682
Cash used for investing activities      $    (2,234) $    (2,888)
Cash provided by financing activities   $     1,078  $     2,307
Cash - end of period                    $       319  $       324
------------------------------------------------------------------

The increase in cash provided by operating activities was primarily the result of income tax refunds received in 2002 compared with income tax payments made in the prior year period. The decrease in cash provided by financing activities was primarily the result of the issuance of debt and equity related to the Fortis acquisition in 2001. The decrease in cash used for investing activities was related to the Fortis acquisition partially offset by increased operating cash flows. Operating cash flows in both periods have been adequate to meet liquidity requirements.

RATINGS

After September 11 and subsequent reviews by major independent rating agencies, all insurance financial strength and debt ratings of The Hartford were reaffirmed. However, negative outlooks were placed upon the debt ratings of the Company by Moody's and the property and casualty financial strength rating by Standard & Poor's ("S&P"). All other ratings were reaffirmed with stable outlooks. The Company has communicated to S&P its intention to seek to improve over time its property-casualty capital adequacy as measured by S&P's capital adequacy model to a level commensurate with its S&P rating. As a result of its S&P capital adequacy or any other future rating issues, the Company may take a variety of actions, which could include the issuance of debt or equity securities.

EQUITY MARKETS

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under "Market Risk".


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

                     PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The  Hartford is  involved in legal  actions,  some of which  assert  claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

The Hartford also is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the qualifications discussed in the MD&A under the caption "Other Operations," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

As further discussed in the MD&A under the caption "Other Operations," The Hartford continues to receive environmental and asbestos claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages. In addition, on May 14, 2002, The Hartford announced its participation, along with several dozen other insurance carriers, in a settlement in principle with its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation, which is 50% owned by PPG. The settlement is described more fully in the MD&A under the caption "Other Operations: Reserve Activity."

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

HLIC and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Hartford also is involved in arbitration with one of its primary reinsurers relating to variable annuity contracts with death benefit guarantees. The arbitration is discussed more fully in the MD&A under the caption "Capital Markets Risk Management - Market Risk".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index.

(b)   Reports on Form 8-K:

      During the quarterly period ended June 30, 2002, the Company filed the following current reports on Form 8-K:

      o dated April 16, 2002, Item 9, Regulation FD Disclosure, to report two changes to The Hartford's Investor Supplement in its North American Property & Casualty results.
      o dated April 23, 2002, Item 4, Changes in Registrant's Certifying Accountants, to report the engagement of Deloitte & Touche LLP as The Hartford's independent public accountants.
      o dated May 17, 2002, Item 4, Changes in Registrant's Certifying Accountants, amending The Hartford's Current Report on Form 8-K dated March 26, 2002.
      o dated May 17, 2002, Item 4, Changes in Registrant's Certifying Accountants, to report the dismissal of Arthur Andersen LLP as The Hartford's Investment and Savings Plan's independent public accountants.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ Robert J. Price
                                     -------------------------------------------
                                     Robert J. Price
                                     Senior Vice President and Controller





AUGUST 12, 2002

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



         EXHIBIT #
         ---------

           15.01        Accountants' Letter of Awareness

                                                                   Exhibit 15.01




ACCOUNTANTS' LETTER OF AWARENESS

The Hartford Financial Services Group, Inc.
Hartford, CT

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited consolidated interim financial information of The Hartford Financial Services Group, Inc. and subsidiaries for the second quarter and six months ended June 30, 2002, as indicated in our report dated August 12, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated by reference in Registration Statement Nos. 33-80663, 33-80665, 333-12563, 333-49170 and 333-34092 on Form S-8 and Registration Statement Nos. 333-12617, 333-49666 and 333-88762 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP
Hartford, CT
August 12, 2002