Form 10-Q
period 2002-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2002-11-13
CIK 874766

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


Commission file number 0-19277


                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            13-3317783
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                HARTFORD PLAZA, HARTFORD, CONNECTICUT 06115-1900
                    (Address of principal executive offices)

                                 (860) 547-5000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]


As of October 31, 2002, there were outstanding 255,152,830 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX
                                                                            PAGE
                                                                            ----

Independent Accountants' Review Report                                         3

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                  4

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2002 and 2001                                              4

Consolidated Balance Sheets - September 30, 2002 and December 31, 2001         5

Consolidated Statements of Changes in Stockholders' Equity - Nine Months
Ended September 30, 2002 and 2001                                              6

Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2002 and 2001                                                                  7

Notes to Consolidated Financial Statements                                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           42

ITEM 4.  CONTROLS AND PROCEDURES                                              42


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    42

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     43

Signature                                                                     45

Certifications                                                                46

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
The Hartford  Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of income for the third quarter and nine months then ended, and changes in stockholders' equity and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial information as of December 31, 2001, and for the third quarter and nine months ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.



Deloitte & Touche LLP
Hartford, Connecticut
November 12, 2002

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                      2002            2001         2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                 (Unaudited)
REVENUES
  Earned premiums                                                        $    2,650       $   2,287    $   7,609     $     6,954
  Fee income                                                                    627             654        1,961           1,942
  Net investment income                                                         729             714        2,161           2,124
  Other revenue                                                                 115             121          348             362
  Net realized capital losses                                                  (160)            (54)        (333)            (91)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                      3,961           3,722       11,746          11,291
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                              2,433           2,886        7,064           7,435
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                           568             556        1,696           1,630
  Insurance operating costs and expenses                                        567             513        1,661           1,461
  Goodwill amortization                                                          --              15           --              43
  Other expenses                                                                199             178          563             532
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                 3,767           4,148       10,984          11,101
          --------------------------------------------------------------------------------------------------------------------------

          INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
             ACCOUNTING CHANGES                                                 194            (426)         762             190

  Income tax (benefit) expense                                                  (71)           (323)          20            (207)
------------------------------------------------------------------------------------------------------------------------------------

          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES          265            (103)         742             397

  Cumulative effect of accounting changes, net of tax                            --              --           --             (34)
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME (LOSS)                                              $      265       $    (103)   $     742     $       363
          --------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) before cumulative effect of accounting changes           $     1.06       $   (0.43)   $    3.00     $      1.69
  Cumulative effect of accounting changes, net of tax                            --              --           --           (0.15)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                   $     1.06       $   (0.43)   $    3.00     $      1.54

DILUTED EARNINGS (LOSS) PER SHARE [1]
  Income (loss) before cumulative effect of accounting changes           $     1.06       $   (0.43)   $    2.96     $      1.66
  Cumulative effect of accounting changes, net of tax                            --              --           --           (0.14)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                   $     1.06       $   (0.43)   $    2.96     $      1.52
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    248.9           238.0        247.4           235.6
Weighted average common shares outstanding and dilutive potential
  common shares [1]                                                           250.5           238.0        250.3           239.5
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                        $     0.26       $    0.25    $    0.78     $      0.75
====================================================================================================================================

[1] In the absence of the third quarter 2001 net loss, 241.7 weighted average common shares and dilutive potential common shares outstanding would have been used in the calculation of diluted earnings per share for the quarter ended September 30, 2001.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,       DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                              2002               2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $45,616 and
    $39,154)                                                                               $      48,085     $        40,046
   Equity securities, available for sale, at fair value (cost of $1,082 and $1,289)                  985               1,349
   Policy loans, at outstanding balance                                                            2,980               3,317
   Other investments                                                                               2,051               1,977
---------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                           54,101              46,689
   Cash                                                                                              413                 353
   Premiums receivable and agents' balances                                                        2,628               2,432
   Reinsurance recoverables                                                                        5,046               5,162
   Deferred policy acquisition costs and present value of future profits                           6,853               6,420
   Deferred income taxes                                                                             281                 693
   Goodwill                                                                                        1,722               1,722
   Other assets                                                                                    2,962               3,044
   Separate account assets                                                                       101,533             114,720
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                       $     175,539      $      181,235
        =========================================================================================================================

LIABILITIES
   Future policy benefits, unpaid claims and claim adjustment expenses
      Property & Casualty                                                                  $      16,782      $       16,678
      Life                                                                                         9,327               8,819
   Other policyholder funds and benefits payable                                                  22,336              19,355
   Unearned premiums                                                                               3,973               3,436
   Short-term debt                                                                                   615                 599
   Long-term debt                                                                                  2,595               1,965
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts
    holding solely junior subordinated debentures                                                  1,461               1,412
   Other liabilities                                                                               5,974               5,238
   Separate account liabilities                                                                  101,533             114,720
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 164,596             172,222

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
   Common stock - par value $0.01, 750,000,000 and 400,000,000 shares authorized,
    257,952,460 and 248,477,367 shares issued                                                          3                   2
   Additional paid-in capital                                                                      2,766               2,362
   Retained earnings                                                                               6,701               6,152
   Treasury stock, at cost - 2,943,565 and 2,941,340 shares                                          (37)                (37)
   Accumulated other comprehensive income                                                          1,510                 534
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                10,943               9,013
        -------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     175,539       $     181,235
        =========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2002                              Accumulated Other Comprehensive Income (Loss)
                                                                --------------------------------------------------
                                   Common                                    Net Gain on                Minimum
                                   Stock/                        Unrealized   Cash-Flow   Cumulative    Pension          Outstanding
                                   Additional         Treasury    Gain on     Hedging    Translation  Liability           Shares
                                   Paid-in   Retained  Stock,  Securities, Instruments, Adjustments, Adjustment,           (In
(In millions) (Unaudited)          Capital   Earnings  at Cost net of tax  net of tax   net of tax   net of tax  Total  thousands)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $2,364  $6,152      $(37)     $606         $63      $(116)        $(19)   $9,013    245,536
Comprehensive income
   Net income                                    742                                                               742
   Other comprehensive income, net
    of tax [1]
     Unrealized gain on securities [2]                               899                                           899
     Net gain on cash-flow hedging
      instruments [3]                                                             81                                81
     Translation adjustments                                                                 (4)                    (4)
                                                                                                               --------
   Total other comprehensive income                                                                                976
                                                                                                               --------
     Total comprehensive income                                                                                  1,718
                                                                                                               --------
Issuance of shares under incentive
   and stock purchase plans               89                                                                        89      2,170
Issuance of common stock in
   underwritten offering                 330                                                                       330      7,303
Issuance of equity units                 (33)                                                                      (33)
Tax benefit on employee stock
   options and awards                     19                                                                        19
Dividends declared on common stock              (193)                                                             (193)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $2,769  $6,701      $(37)   $1,505        $144      $(120)        $(19)  $10,943    255,009
==================================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001                             Accumulated Other Comprehensive Income (Loss)
                                                              --------------------------------------------------
                                   Common                        Unrealized  Net Gain on                Minimum
                                   Stock/                           Gain     Cash-Flow   Cumulative    Pension          Outstanding
                                   Additional         Treasury  (Loss) on     Hedging    Translation  Liability            Shares
                                   Paid-in   Retained  Stock,  Securities, Instruments, Adjustments, Adjustment,           (In
(In millions) (Unaudited)          Capital   Earnings  at Cost net of tax  net of tax   net of tax   net of tax  Total  thousands)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD          $1,688  $5,887     $(480)     $497         $--      $(113)        $(15)   $7,464    226,290
Comprehensive income
   Net income                                    363                                                               363
   Other comprehensive income, net
    of tax [1]
     Cumulative effect of
      accounting change [4]                                           (1)         24                                23
     Unrealized gain on securities [2]                               334                                           334
     Net gain on cash-flow hedging
      instruments [3]                                                             68                                68
     Translation adjustments                                                                (10)                   (10)
                                                                                                                -------
   Total other comprehensive income                                                                                415
                                                                                                                -------
     Total comprehensive income                                                                                    778
                                                                                                                -------
Issuance of shares under incentive
   and stock purchase plans               76                 4                                                      80      1,924
Issuance of common stock in
   underwritten offering                 169               446                                                     615     10,000
Tax benefit on employee stock
   options and awards                     14                                                                        14
Treasury stock acquired                                     (7)                                                     (7)      (127)
Dividends declared on common stock              (178)                                                             (178)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                $1,947  $6,072      $(37)     $830         $92      $(123)        $(15)   $8,766    238,087
==================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax expense of $484 and $180 for the nine months ended September 30, 2002 and 2001, respectively. Net gain on cash-flow hedging instruments is net of tax expense of $44 and $37 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2001, cumulative effect of accounting change is net of tax benefit of $12. Translation adjustments are net of tax benefits of $2 and $5 for the nine months ended September 30, 2002 and 2001, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(207) and $2 for the nine months ended September 30, 2002 and 2001, respectively.
[3] Net of amortization adjustment of $3 and $5 to net investment income for the nine months ended September 30, 2002 and 2001, respectively.
[4] For the nine months ended September 30, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2002            2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $         742    $          363
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Change in receivables, payables and accruals                                                        (168)              (54)
   Change in reinsurance recoverables and other related assets                                          208              (527)
   Amortization of deferred policy acquisition costs and present value of future profits              1,696             1,630
   Additions to deferred policy acquisition costs and present value of future profits                (2,129)           (2,047)
   Change in accrued and deferred income taxes                                                          229              (210)
   Increase in liabilities for future policy benefits, unpaid claims and claim adjustment
     expenses and unearned premiums                                                                   1,086             1,866
   Net realized capital losses                                                                          333                91
   Depreciation and amortization                                                                         61                38
   Cumulative effect of accounting changes, net of tax                                                   --                34
   Other, net                                                                                            34              (125)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       2,092             1,059
================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                                          (15,992)          (12,512)
   Sale of investments                                                                                8,304             7,523
   Maturity of investments                                                                            2,033             2,139
   Purchase of business/affiliate                                                                        --            (1,105)
   Sale of affiliates                                                                                     3                15
   Additions to property, plant and equipment                                                          (128)             (141)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (5,780)           (4,081)
================================================================================================================================
FINANCING ACTIVITIES
   Issuance of short-term debt                                                                           16                --
   Issuance of long-term debt                                                                           617               400
   Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely junior subordinated debentures                                                --               200
   Issuance of common stock in underwritten offering                                                    330               615
   Net proceeds from investment and universal life-type contracts                                     2,885             2,027
   Dividends paid                                                                                      (192)             (176)
   Acquisition of treasury stock                                                                         --                (7)
   Proceeds from issuance of shares under incentive and stock purchase plans                             84                61
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       3,740             3,120
================================================================================================================================
   Foreign exchange rate effect on cash                                                                   8                --
--------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  60                98
   Cash - beginning of period                                                                           353               227
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         413    $          325
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH (RECEIVED) PAID DURING THE PERIOD FOR:
 Income taxes                                                                                  $        (162)   $           37
 Interest                                                                                      $         167    $          150

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollar amounts in millions except per share and per unit data or unless otherwise stated)
                                   (Unaudited)




NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements of The Hartford
Financial Services Group, Inc. and its subsidiaries ("The Hartford" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. Less than majority-owned subsidiaries in which The Hartford has at least a 20% interest are reported on the equity basis.

In the opinion of management, these financial statements include all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

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

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(B)  SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2001 Form 10-K Annual Report.

(C)  ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 and will be effective for The Hartford January 1, 2003. Adoption of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is not expected to have a material impact on the Company's consolidated financial condition or results of operations. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded, however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's consolidated financial condition or results of operations.

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 2.)

NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(D)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

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

(E)  EXPENSING STOCK OPTIONS

Beginning in January 2003, the Company will adopt the fair-value recognition provisions of accounting for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company believes the use of the fair-value method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation. This method of accounting for stock options will be used for all awards granted or modified after January 1, 2003. The Company currently applies the intrinsic value based provisions set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 permits companies either to use the fair-value method and recognize compensation expense upon the issuance of stock options, thereby lowering earnings, or, alternatively, to disclose the pro-forma impact of the issuance. Under current accounting rules, if the Company had expensed options issued in 2002, the impact on earnings for the full year would have been approximately $0.08 to $0.09 per diluted share. If future options grants remain at the same level, the annual impact would increase to approximately $0.25 to $0.27 per diluted share, considering the Company's three-year vesting period.

The FASB is conducting a fast-track project, which proposes three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123 and modifies the disclosure requirements of that Statement. Under the guidance contained in an exposure draft issued by the FASB, entities would have the ability to select any one of the three proposed transition methods. While the Company is committed to expensing the fair value of its option grants, the ultimate transition method to be used by the Company will be determined at the completion of the FASB project.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income and earnings per share for the third quarter and nine months ended September 30, 2002 and 2001, with the 2001 periods adjusted for goodwill amortization recorded during the specified period.


                                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ------------------------------------------------------------
NET INCOME (LOSS)                                                           2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes            $       265   $     (103)    $       742    $       397
Goodwill amortization, net of tax                                               --            13             --              38
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes           265          (90)            742            435
Cumulative effect of accounting changes, net of tax                             --            --             --             (34)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                              $       265   $      (90)    $       742    $       401
===================================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes            $      1.06   $    (0.43)    $      3.00    $      1.69
Goodwill amortization, net of tax                                               --          0.05             --            0.16
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes          1.06        (0.38)           3.00           1.85
Cumulative effect of accounting changes, net of tax                             --           --              --           (0.15)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                              $      1.06   $    (0.38)    $      3.00    $      1.70
===================================================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes            $      1.06   $    (0.43)    $      2.96    $      1.66
Goodwill amortization, net of tax                                               --          0.05             --            0.15
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes          1.06        (0.38)           2.96           1.81
Cumulative effect of accounting changes, net of tax                             --           --              --           (0.14)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                              $      1.06   $    (0.38)    $      2.96    $      1.67
===================================================================================================================================

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.


                                                                                                AS OF SEPTEMBER 30, 2002
                                                                                      ----------------------------------------------
                                                                                        GROSS CARRYING           ACCUMULATED NET
AMORTIZED INTANGIBLE ASSETS                                                                 AMOUNT                AMORTIZATION
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                                                         $       1,406            $        244
Renewal rights                                                                                     42                      26
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $       1,448            $        270
====================================================================================================================================

Net amortization expense for the third quarter and nine months ended September 30, 2002 was $35 and $87, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

   For the year ended December 31,
-------------------------------------- -- -----------
                2002                   $       122
                2003                   $       120
                2004                   $       114
                2005                   $       104
                2006                   $        93
====================================== == ===========

The carrying amounts of goodwill as of September 30, 2002 and December 31, 2001 are shown below.

                                                                                       SEPTEMBER 30, 2002       DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Life                                                                                    $          796           $         796
Property & Casualty                                                                                154                     154
Corporate                                                                                          772                     772
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $        1,722           $       1,722
====================================================================================================================================


NOTE 3.  DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments in the ordinary course of business, including swaps, caps, floors, forwards and exchange traded futures and options, to manage risk through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments.

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(e) of Notes to Consolidated Financial Statements included in The Hartford's December 31, 2001 Form 10-K Annual Report.

As of September 30, 2002, the Company reported $329 of derivative assets in other investments and $204 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the third quarter and nine months ended September 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from other comprehensive income to current period earnings are included in the line item in the Consolidated Statements of Income in which the hedged item is recorded. As of September 30, 2002, approximately $5 of after-tax deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of September 30, 2002, the Company held approximately $2.9 billion in derivative notional value related to strategies categorized as cash-flow hedges. For the third quarter and nine months ended September 30, 2002 and 2001, the net gain reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the third quarter and nine months ended September 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2002, the Company held approximately $845 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

The Company's other risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other risk management purposes is reported in current period earnings as realized capital gains or losses. As of September 30, 2002, the Company held approximately $5.4 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

NOTE 4.  EARNINGS PER SHARE

The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                               Third Quarter Ended                       Nine Months Ended
                                                      --------------------------------------   -------------------------------------
                                                       Net Income               Per Share          Net                   Per Share
SEPTEMBER 30, 2002                                       (Loss)      Shares       Amount          Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders              $    265         248.9  $    1.06        $    742        247.4    $  3.00
                                                                              ==============                            ============
DILUTED EARNINGS PER SHARE
 Options and contingently issuable shares                   --           1.6                         --          2.9
                                                      ------------------------                 -------------------------
 Income available to common shareholders plus assumed
  conversions                                         $    265         250.5  $    1.06        $    742        250.3    $  2.96
====================================================================================================================================

SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders       $   (103)        238.0  $   (0.43)       $    363        235.6    $  1.54
                                                                              ==============                            ============
DILUTED EARNINGS (LOSS) PER SHARE
 Options and contingently issuable shares [1]               --           --                          --          3.9
                                                      ------------------------                 -------------------------
 Income (loss) available to common shareholders plus
  assumed conversions [1]                             $   (103)        238.0  $   (0.43)       $    363        239.5    $  1.52
====================================================================================================================================

[1] As a result of the net loss in the quarter ended September 30, 2001, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of third quarter 2001 diluted earnings per share, as the inclusion of options and contingently issuable shares of 3.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 241.7.


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

NOTE 5.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving MacArthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur") in (d) below under the caption "Subsequent Events" and the uncertainties discussed in (b) below under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial

(A)      LITIGATION (CONTINUED)

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

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118.
The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

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

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing began in October 2002.

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos and environmental-related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford receives asbestos and environmental claims made pursuant to several different categories of insurance coverage. First, The Hartford wrote policies as a primary liability insurance carrier. Second, The Hartford wrote excess insurance policies that provide additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Writers of excess insurance and reinsurance often receive information regarding potential exposures significantly later than primary writers covering the same risk. The Hartford may experience more difficulty and delays in estimating its exposures arising from excess and reinsurance policies than it does in estimating exposures arising from its activity as a primary insurance writer.

With regard to both environmental and particularly asbestos claims, uncertainty exists which affects the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether or not particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to utilize bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, new classes of claims have been arising whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future. An adverse determination of issues

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS (CONTINUED)

relating to The Hartford's liability for asbestos claims could have a material adverse effect on The Hartford's results of operations, financial condition and liquidity.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of paying claims for more traditional areas of insurance exposure are less effective in estimating the necessary reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies to use in evaluating its potential asbestos exposures. At any time, including the current reporting period, The Hartford may be conducting one or more evaluations of individual exposures, classes of exposures or all of its current and potential exposures to asbestos claims. At any time analysis of newly identified information or completion of one or more analyses could cause The Hartford to change its estimates of its asbestos exposures and the effect of these changes could be material to the Company's consolidated operating results and financial condition in future periods.

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

Consistent with the reports of other insurers, The Hartford has been experiencing an increase in the number of new asbestos claims by policyholders not previously identified as potentially significant claimants, including installers or handlers of asbestos-containing products. In addition, new classes of claims are beginning to arise whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. (An example of these non-products claims is presented in the MacArthur litigation discussed in (d) below.)

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

As of September 30, 2002, the Company reported $1,133 and $642 of net Asbestos and Environmental reserves, respectively. Based on currently known facts and the Company's methodologies for estimating asbestos and environmental reserves, The Hartford believes that the level of recorded reserves at September 30, 2002 is reasonable and appropriate. Because of the significant uncertainties described in this Note 5, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results and financial condition. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

(C)      TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Throughout the audit of the 1996-1997 years, the Company and the IRS have been engaged in an ongoing dispute regarding what portion of the separate account dividends-received deduction ("DRD") is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60.

(C)      TAX MATTERS (CONTINUED)

Earlier in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002 the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other items, and will adjust its estimate of the probable outcome of these issues as developments warrant. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

(D)      SUBSEQUENT EVENTS

On October 7, 2002, an action was filed in the Superior Court in Alameda County, California, against Hartford Accident & Indemnity Company ("Hartford A&I"), a subsidiary of the Company, and two other insurers. The principal plaintiffs are MacArthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"). MacArthur seeks a declaration of coverage and damages for asbestos bodily-injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

Hartford A&I issued primary general liability policies to MacArthur during the period 1967-76. MacArthur sought coverage for asbestos-related claims from Hartford A&I under these policies beginning in 1978. During the period 1978 to 1987, Hartford A&I paid out its full aggregate limits under these policies plus defense costs. In 1987, Hartford A&I notified MacArthur that its available limits under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization that MacArthur is to file. USF&G provided at least 12 years of primary general liability coverage to MacArthur, but, unlike Hartford A&I, had denied coverage and had refused to pay for defense or indemnity.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. MacArthur seeks additional coverage from Hartford A&I on the theory that Hartford A&I has exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved current and future claims, is currently unknown. MacArthur indicates in its complaint that it will seek to have the full amount of its current and future asbestos liability estimated in its anticipated bankruptcy proceeding. If such an estimation is made, MacArthur intends to seek a judgment against the defendants for the amount of its total liability, including estimated claims, less the amount ultimately paid by St. Paul.

Hartford A&I intends to defend the MacArthur action vigorously. Based on the information currently available, management believes that Hartford A&I's liability, if any, to MacArthur will not be finally resolved for at least a year and most probably not for several years. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, in which venue Hartford A&I's liability, if any, will be determined; whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the outstanding shares of Hartford Life, Inc. ("HLI") that the Company did not already own ("The HLI Repurchase") are included in Corporate.

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

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance (collectively, "North American"); and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market insureds. This segment also provides commercial risk management products and services to small and mid-sized members of affinity groups in addition to marine coverage. Personal Lines provides automobile, homeowners' and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Omni Insurance Group in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services. The Reinsurance segment assumes reinsurance mainly in North America and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, specialty and marine classes of business. The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures. The Other Operations segment results also include activity for the Company's international property and casualty businesses up until their dates of sale, and for 2002 include the activity in the exited international lines of HartRe as a result of its restructuring in October 2001. (For further discussion of this restructuring, see Note 9.)

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition to the above transactions, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of net realized capital gains and losses through net invested income utilizing the duration of the segment's investment portfolios.

The following tables present revenues and operating income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segments, while operating income is presented for all other segments, along with Life and Property & Casualty, including North American.

REVENUES
                                                                              THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                          ----------------------------------------------------------
                                                                              2002          2001           2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                     $      637    $      622    $    1,946     $    1,869
  Individual Life                                                                239           236           720            639
  Group Benefits                                                                 645           617         1,943          1,871
  COLI                                                                           145           171           451            536
  Other                                                                         (125)          (41)         (252)           (25)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                     1,541         1,605         4,808          4,890
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                        795           680         2,293          1,940
       Personal Lines                                                            789           732         2,308          2,157
       Specialty Commercial                                                      414           334         1,037            922
       Reinsurance                                                               178           220           521            699
       Ceded premiums related to September 11                                     --          (114)           --           (114)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                    2,176         1,852         6,159          5,604
     Net investment income                                                       225           227           676            679
     Net realized capital losses                                                 (28)           (4)          (49)           (28)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                         2,373         2,075         6,786          6,255
  Other Operations                                                                42            38           138            133
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                      2,415         2,113         6,924          6,388
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                          5             4            14             13
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                      $    3,961    $    3,722    $   11,746     $   11,291
====================================================================================================================================

OPERATING INCOME                                                               THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                          ----------------------------------------------------------
                                                                               2002          2001           2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                      $      100    $      116    $      335     $      344
  Individual Life                                                                  33            30            99             86
  Group Benefits                                                                   34            26            92             76
  COLI                                                                             10             8            20             27
  Other                                                                            55           102            40             86
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                        232           282           586            619
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                          21             6            17             (7)
       Personal Lines                                                             (13)          (17)          (48)           (44)
       Specialty Commercial                                                         3           (18)            1            (56)
       Reinsurance                                                                 (4)          (47)          (17)          (109)
------------------------------------------------------------------------------------------------------------------------------------
       Underwriting results excluding September 11                                  7           (76)          (47)          (216)
       September 11                                                                --          (647)           --           (647)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                      7          (723)          (47)          (863)
     Net servicing and other income [1]                                             4             5             7             17
     Net investment income                                                        225           227           676            679
     Other expenses                                                               (75)          (50)         (184)          (153)
     Income tax (expense) benefit                                                 (23)          222           (73)           209
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                            138          (319)          379           (111)
  Other Operations                                                                  1            --             2              2
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                         139          (319)          381           (109)
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                          (6)          (15)          (18)           (47)
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                                      365           (52)          949            463
  Cumulative effect of accounting changes, net of tax                              --            --            --            (34)
  Net realized capital losses, after-tax                                         (100)          (51)         (207)           (66)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                     $      265    $     (103)   $      742     $      363
====================================================================================================================================

[1] Net of expenses related to service business.


NOTE 7.  DEBT

On September 13, 2002 The Hartford issued 6.6 million 6% equity units at a price of $50.00 per unit and received net proceeds of $319.

Each equity unit offered initially consists of a corporate unit with a stated amount of $50.00 per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company's stock and fifty dollars principal amount of senior notes due November 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on November 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to the Company to secure the holder's obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford's common stock. If the applicable market value of The Hartford's common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit, or an aggregate of 7.0 million shares. If the applicable market value of The Hartford's common stock is greater than $47.25 but less than $57.645, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford's common stock to the holder. Finally, if the applicable market value of The Hartford's common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder, or an aggregate of 5.7 million shares. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and
7.0 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in-capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes fifty dollars principal amount of senior notes that will mature on November 16, 2008. The aggregate maturity value of the senior notes is $330. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 4.10%. On August 11, 2006, the notes will be remarketed. At that time, The Hartford's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 6.0%, consisting of interest (4.10%) and contract adjustment payments (1.90%). The corporate units are listed on the New York Stock Exchange under the symbol "HIG PrA".

The present value of the contract adjustment payments of $24 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and are included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of September 30, 2002, also reflected a charge of $9 representing a portion of the equity unit issuance costs that was allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford's common stock during the quarter ended September 30, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

On August 29, 2002 The Hartford issued 4.7% senior notes due September 1, 2007 and received net proceeds of $298. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on March 1, 2003. The
Company used the proceeds to repay senior notes that matured on November 1, 2002.

NOTE 8.  STOCKHOLDERS' EQUITY

On September 13, 2002, The Hartford issued approximately 7.3 million shares of common stock pursuant to an underwritten offering at a price of $47.25 per share and received net proceeds of $330. Also on September 13, 2002, The Hartford issued 6.6 million 6% equity units. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly-issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million shares in the aggregate. (For further discussion of this issuance, see Note 7.)

At the Company's annual meeting of shareholders held on April 18, 2002, shareholders approved an amendment to Section (a) Article Fourth of the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 400 million to 750 million.

NOTE 9.  RESTRUCTURING

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

The 79 employees terminated under these restructuring plans primarily relate to all levels of the underwriting and claims areas. The occupancy-related costs represent the remaining lease liabilities for both the domestic and international offices of HartRe to be closed pursuant to the restructuring plan. As of September 30, 2002, the Company has paid approximately $5 in employee-related restructuring costs, $1 in occupancy related costs and $1 in other restructuring costs.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of September 30, 2002, compared with December 31, 2001, and its results of operations for the third quarter and nine months ended September 30, 2002, compared with the equivalent 2001 periods. This discussion should be read in conjunction with the MD&A in The Hartford's 2001 Form 10-K Annual Report.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation, in particular, significant uncertainty with regard to the outcome of the Company's current dispute with MacArthur Company and its subsidiary, Western MacArthur Company (collectively or individually, "MacArthur"); the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


Critical Accounting Policies                                   19
Consolidated Results of Operations: Operating Summary          22
Life                                                           24
Investment Products                                            26
Individual Life                                                26
Group Benefits                                                 27
Corporate Owned Life Insurance ("COLI")                        27
Property & Casualty                                            28
Business Insurance                                             29
Personal Lines                                                 29
Specialty Commercial                                           30
Reinsurance                                                    31
Other Operations (Including Asbestos and
     Environmental Claims)                                     31
Investments                                                    34
Capital Markets Risk Management                                36
Capital Resources and Liquidity                                39
Accounting Standards                                           42

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

The Company has identified the following policies as critical accounting policies because they involve a higher degree of judgment. In applying these policies management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available at the time.

DEFERRED ACQUISITION COSTS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs ("DAC") related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average long-term rate of assumed investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at September 30, 2002, and for all other products including fixed annuities and other universal life-type contracts the average assumed investment yield ranged from 5.0% - 8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

To date, our experience has generally been comparable to the assumptions used in determining DAC amortization. However, if the Company was to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative effect on the Company's consolidated results of operations or financial condition.

PROPERTY & CASUALTY

The Property & Casualty operations also incur costs related to the acquisition of new and renewal insurance policies. These costs include agent and broker commissions, premium taxes and certain other underwriting expenses. These costs are deferred and amortized over policy terms. Estimates of the present value of future revenues, including net investment income and tax benefits, are compared to estimates of the present value of future costs, including amortization of policy acquisition costs, to determine if the deferred acquisition costs are recoverable, and if not, they are charged to expense. For the third quarter and nine months ended September 30, 2002 and 2001 no material amounts of deferred acquisition costs were charged to expense based on the results of these estimates of recoverability.

RESERVES

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

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. The Company records the death benefit costs, net of reinsurance, as they are incurred. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of The Hartford's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. This surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect The Hartford from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

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

The Hartford continually reviews the adequacy of its estimated claims and claim adjustment expense reserves on an overall basis. As additional experience and other relevant data become available, reserve levels are adjusted accordingly. Adjustments to previously established reserves, if any, are reflected in the operating results of the period in which the adjustment is made. For the third quarter and nine months ended September 30, 2002 and 2001 there were no changes to these reserving assumptions that had a significant impact on the reserves or results of operations. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses.

ENVIRONMENTAL & ASBESTOS CLAIMS

The Hartford continues to receive claims that assert damages from asbestos and environmental-related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford receives asbestos and environmental claims made pursuant to several different categories of insurance coverage. First, The Hartford wrote policies as a primary liability insurance carrier. Second, The Hartford wrote excess insurance policies that provide additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Writers of excess insurance and reinsurance often receive information regarding potential exposures significantly later than primary writers covering the same risk. The Hartford may experience more difficulty and delays in estimating its exposures arising from excess and reinsurance policies than it does in estimating exposures arising from its activity as a primary insurance writer.

With regard to both environmental and particularly asbestos claims, uncertainty exists which affects the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether or not particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to utilize bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, new classes of claims have been arising whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

An adverse determination of issues relating to The Hartford's liability for asbestos claims could have a material adverse effect on The Hartford's results of operations, financial condition and liquidity.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of paying claims for more traditional areas of insurance exposure are less effective in estimating the necessary reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies to use in evaluating its potential asbestos exposures. At any time, including the current reporting period, The Hartford may be conducting one or more evaluations of individual exposures, classes of exposures or all of its current and potential exposures to asbestos claims. At any time analysis of newly identified information or completion of one or more analyses could cause The Hartford to change its estimates of its asbestos exposures and the effect of these changes could be material to the Company's consolidated operating results and financial condition in future periods.

INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with Statement of Financial Accounting Standards
("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost reflected in stockholders' equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance, which approximates fair value. Other invested assets consist primarily of limited partnership investments that are accounted for by the equity method, except in instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

The Company's accounting policy for impairment recognition requires other than temporary impairment charges to be recorded when it is determined that the Company is unable to recover its cost basis in the investment. Impairment charges on investments are included in net realized capital gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for certain asset-backed and other securities, the Company evaluates the future cash flows expected from the securitized assets in determining whether a decline in fair value is other than temporary. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. When derivatives meet specific criteria, they may be designated as hedges and accounted for as fair value or cash-flow hedges.


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                              $    3,961    $    3,722     $   11,746     $   11,291
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $      265    $     (103)    $      742     $      363
Less:  Cumulative effect of accounting changes, net of tax [1]                      --            --             --            (34)
       Net realized capital losses, after-tax                                     (100)          (51)          (207)           (66)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                     $      365    $      (52)    $      949     $      463
====================================================================================================================================

[1] For the nine months ended September 30, 2001, represents the cumulative impact of the Company's adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" and SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities".

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

OPERATING RESULTS

Revenues for the third quarter and nine months ended September 30, 2002 increased $239, or 6%, and $455, or 4%, respectively, over the comparable prior year periods. Excluding the effects of reinsurance cessions of $114 related to September 11, revenues increased $125, or 3%, and $341, or 3%, for the third quarter and nine months ended September 30, 2002, respectively, as compared to the third quarter and nine months ended September 30, 2001. The increases were related to continued new business growth in Group Benefits, increased net investment income in Other Investment Products and earned premium growth in the Business Insurance, Personal Lines and Specialty Commercial segments. Partially offsetting the increased earned premiums were higher net realized capital losses, primarily as a result of write-downs of corporate bonds and asset-backed securities.

Included in operating income for the third quarter ended September 30, 2002 are $76 in Hartford Life, Inc. ("HLI") tax benefits. Included in operating income for the third quarter ended September 30, 2001 are $130 in HLI tax benefits, $440 in after-tax losses related to September 11, and $13 in after-tax goodwill amortization. (For further discussion of the HLI tax benefits and the after-tax goodwill amortization, see Note 5(c) and Note 2, respectively, of Notes to Consolidated Financial Statements.) Excluding these effects, operating income for the third quarter ended September 30, 2002 increased $18, or 7%, over the comparable prior year period. This increase was due to significantly improved underwriting results in the Specialty Commercial, Reinsurance and Business Insurance segments as well as strong operating results within Life's Other Investment Products business and the Group Benefits segment. Partially offsetting these results was a decrease in Life's Individual Annuity operating income.

Included in operating income for the nine months ended September 30, 2002 are the aforementioned $76 in HLI tax benefits, $8 of after-tax benefit related to the reduction of HLI's reserves associated with September 11 and $11 in after-tax expenses at HLI related to litigation with Bancorp Services, LLC ("Bancorp"). (For further discussion of the Bancorp litigation, see Note 5 (a) of Notes to Consolidated Financial Statements.) Included in operating income for the nine months ended September 30, 2001 are the aforementioned $130 in HLI tax benefits, $440 in after-tax losses related to September 11, and $38 in after-tax goodwill amortization. Excluding these items, operating income for the nine months ended September 30, 2002 increased $65, or 8%, over the comparable prior year period. The increase for the nine months ended September 30, 2002 over the prior year period was a result of improvements in underwriting results in the Specialty Commercial, Reinsurance and Business Insurance segments as well as increased operating income in Life's Other Investment Products, Individual Life and Group Benefits segments.

INCOME TAXES

Excluding the impacts of September 11, the HLI tax benefits and net realized capital losses, the effective tax rate for the third quarter and nine months ended September 30, 2002 was 18% and 20%, respectively, compared with 16% and 19%, respectively, for the comparable periods in 2001. The increase in the effective tax rates was primarily the result of tax benefits received in 2001 in connection with the sales of the Company's Spain-based Hartford Seguros and Singapore-based Hartford Insurance Company (Singapore), Ltd. subsidiaries and the sale of the Company's ownership interest in an Argentine subsidiary, Sudamerica Holding S.A. Tax exempt interest earned on invested assets, together with the dividends-received deduction ("DRD"), were the primary reasons for the effective tax rates being lower than the 35% U.S. statutory rate.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the outstanding shares of HLI that the Company did not already own ("The HLI Repurchase") are included in Corporate.

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

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance (collectively, "North American"); and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures.

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition to the above transactions, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of net realized capital gains and losses through net invested income utilizing the duration of the segment's investment portfolios.

The  following  is  a  summary  of  North  American   underwriting   results  by
underwriting segment within Property & Casualty.


UNDERWRITING RESULTS (BEFORE-TAX)                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------------------------------------
North American                                                                  2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                        $       21    $        6     $       17     $       (7)
  Personal Lines                                                                   (13)          (17)           (48)           (44)
  Specialty Commercial                                                               3           (18)             1            (56)
  Reinsurance                                                                       (4)          (47)           (17)          (109)
------------------------------------------------------------------------------------------------------------------------------------
     Underwriting results excluding September 11                                     7           (76)           (47)          (216)
     September 11                                                                   --          (647)            --           (647)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                              $        7    $     (723)    $      (47)    $     (863)
====================================================================================================================================

The following is a summary of operating income and net income.

OPERATING INCOME (LOSS)                                                         THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2002           2001           2002           2001
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Life
  Investment Products                                                       $      100    $      116     $      335     $      344
  Individual Life                                                                   33            30             99             86
  Group Benefits                                                                    34            26             92             76
  COLI                                                                              10             8             20             27
  Other                                                                             55           102             40             86
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         232           282            586            619
Property & Casualty
  North American                                                                   138          (319)           379           (111)
  Other Operations                                                                   1            --              2              2
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          139          (319)           381           (109)
Corporate                                                                           (6)          (15)           (18)           (47)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING INCOME (LOSS)                                             $      365    $      (52)    $      949     $      463
====================================================================================================================================

NET INCOME (LOSS)                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------- -------------- -------------- -----------
                                                                                2002           2001           2002           2001
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Life
  Investment Products                                                       $      100    $       116    $      335     $      344
  Individual Life                                                                   33             30            99             86
  Group Benefits                                                                    34             26            92             76
  COLI                                                                              10              8            20             27
  Other                                                                            (16)            70          (114)            17
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         161            250           432            550
Property & Casualty
  North American                                                                   119           (339)          347           (146)
  Other Operations                                                                  (9)             1           (19)             6
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          110           (338)          328           (140)
Corporate                                                                           (6)           (15)          (18)           (47)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NET INCOME (LOSS)                                                   $      265    $      (103)   $      742     $      363
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

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                               THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2002           2001           2002           2001
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Revenues                                                                    $    1,541    $    1,605     $    4,808     $    4,890
Expenses                                                                         1,380         1,355          4,376          4,314
Cumulative effect of accounting changes, net of tax [1]                             --            --             --            (26)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME [2], [3]                                                              161           250            432            550
Less:  Cumulative effect of accounting changes, net of tax [1]                      --            --             --            (26)
       Net realized capital losses, after-tax                                      (71)          (32)          (154)           (43)
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME [2] [3]                                                  $      232    $      282     $      586     $      619
====================================================================================================================================

[1] For the nine months ended September 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue No. 99-20 and SFAS No. 133.
[2] Includes $76 and $130 for the third quarter and nine months ended September 30, 2002 and 2001, respectively, related to favorable tax items.
[3] Includes $20 of after-tax losses for the third quarter and nine months ended September 30, 2001 related to September 11, and an $8 benefit for the nine months ended September 30, 2002 due to favorable development related to September 11. Additionally, for the nine months ended September 30, 2002, includes $11 after-tax expense related to the Bancorp litigation.

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

Revenues in the Life operation decreased $64, or 4%, and $82, or 2%, for the third quarter and nine months ended September 30, 2002, respectively, as compared to the equivalent periods in 2001. The decreases were primarily driven by realized capital losses of $118 and $253 for the third quarter and nine months ended September 30, 2002, respectively, as compared to capital losses of $50 and $67 for the equivalent periods in 2001. (See the Investments section for further discussion of investment results and related realized capital losses.) In addition, COLI experienced a decline in revenues as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Life operation experienced revenue growth across its other operating segments. Revenues related to the Investment Products segment increased as a result of continued growth related to its institutional investment product business, which more than offset the decline in revenues within the individual annuity operation. The individual annuity operation was impacted by lower assets under management due to the decline in the equity markets. The Group Benefits segment continued to experience an increase in revenues as a result of strong sales to new customers and solid persistency within the in-force block of business. Additionally, Individual Life revenues were higher as the result of the Fortis acquisition and increased life insurance in force for the nine months ended September 30, 2002.

Expenses increased $25, or 2%, for the third quarter ended September 30, 2002, primarily due to a lower benefit recorded related to favorable resolution of DRD-related tax items as compared to the same period in 2001. Expenses for the nine months ended September 30, 2002 increased $62, or 1%, as compared to the equivalent prior year period, which was primarily driven by the Fortis acquisition and the Investment Products segment, principally related to the growth in the institutional investment product business and an increase in death benefits related to the individual annuity operation, as a result of the lower equity markets. In addition, expenses for the nine months ended September 30, 2002 include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note 5(a) of Notes to Consolidated Financial Statements.) Also included in expenses for the nine months ended September 30, 2002 was an after-tax benefit of $8, recorded within "Other", associated with favorable development related to Life's estimated September 11 exposure.

Operating income decreased $50, or 18%, and $33, or 5%, for the third quarter and nine months ended September 30, 2002, respectively. Excluding the impact of September 11 in the third quarter of 2001, operating income decreased $70, or 23%, for the third quarter ended September 30, 2002. For the nine months ended September 30, 2002 Life recognized an $8 after-tax benefit due to favorable development related to September 11. Excluding the impact of September 11, operating income for the nine months ended September 30, 2002 decreased $61, or 10%. For the third quarter and nine months ended September 30, 2002, Group Benefits earnings increased $8, or 31%, and $16, or 21%, respectively. Excluding the impact of September 11, Group Benefits earnings increased $6, or 21%, and $14, or 18%, for the third quarter and nine months ended September 30, 2002, respectively. The increases were principally driven by ongoing premium growth and stable loss and expense ratios. Individual Life earnings increased $3, or 10%, and $13, or 15%, for the third quarter and nine months ended September 30, 2002 respectively. Excluding the impact of September 11, Individual Life's earnings remained consistent and increased $10, or 11%, for the third quarter and nine months ended September 30, 2002, respectively as the result of higher fee income from the Fortis acquisition. COLI earnings increased $2, or 25%, for the third quarter of 2002 due to lower death benefits, interest credited expenses, and other insurance expenses, which more than offset the decline in revenues discussed above. Excluding the impact of September 11, COLI's earnings remained consistent for the third quarter ended September 30, 2002. For the nine months ended September 30, 2002, COLI operating income decreased $7, or 26%. Excluding the impact of September 11, COLI's earnings decreased $9, or 31%, primarily the result of the charge associated with the Bancorp litigation.
Operating income for the Investment Products segment was down $16, or 14%, and $9 or 3%, for the third quarter and nine months ended September 30, 2002, respectively, as growth in the other investment products businesses, particularly institutional investment products, was more than offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Revenues                                                                 $      637     $      622     $    1,946     $      1,869
Expenses                                                                        537            506          1,611            1,525
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                       $      100     $      116     $      335     $        344
------------------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                                             $   59,618     $     68,545
Other individual annuity account values                                                                    10,513            9,421
Other investment products account values                                                                   19,368           17,638
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                     89,499           95,604
Mutual fund assets under management                                                                        14,092           14,380
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                                    $  103,591     $    109,984
====================================================================================================================================

Revenues in the Investment Products segment increased $15, or 2%, and $77, or 4%, for the third quarter and nine months ended September 30, 2002, respectively, primarily driven by growth in the institutional investment product business, where related assets under management increased $1.2 billion, or 14%, to $9.7 billion as of September 30, 2002. The revenue increase described above was partially offset by lower fee income related to the individual annuity operation as average account values decreased from prior year levels, primarily due to the lower equity markets.

Expenses increased $31, or 6%, and $86, or 6%, for the third quarter and nine months ended September 30, 2002, respectively, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the institutional investment products business and an increase in the death benefit costs incurred by the individual annuity operation, as a direct result of the lower equity markets. Partially offsetting these increases were decreases in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower estimated gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Operating income decreased $16, or 14%, and $9, or 3%, for the third quarter and nine months ended September 30, 2002, respectively. The growth in revenues was related to other investment products, particularly the institutional investment product business. This growth was almost completely offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. Additionally, increases in the death benefit costs incurred by the individual annuity operation as the result of the lower equity markets contributed to the decreased earnings as compared to the equivalent period in 2001. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk".)


--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Revenues                                                                 $      239     $      236     $      720     $      639
Expenses                                                                        206            206            621            553
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                       $       33     $       30     $       99     $       86
------------------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                                           $    3,458     $    3,460
Total account values                                                                                   $    7,360     $    7,322
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                       $   65,797     $   59,466
Total life insurance in force                                                                          $  125,138     $  118,510
====================================================================================================================================

Revenues in the Individual Life segment increased $3, or 1%, and $81, or 13%, for the third quarter and nine months ended September 30, 2002, respectively. For the third quarter, the revenue growth was primarily driven by an increase in fee income as the result of an increase in life insurance in force of $6.6 billion, or 6%, as of September 30, 2002 as compared to the equivalent period in the prior year. The revenue growth related to the nine months ended September 30, 2002 was attributed to higher fee income and investment income related to the Fortis transaction.

Expenses for the nine months ended September 30, 2002 increased $68, or 12%, compared with the nine months ended September 30, 2001, principally driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the nine months ended September 30, 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims during the first quarter of 2002.

Operating income increased $3, or 10%, and $13, or 15%, for the third quarter and nine months ended September 30, 2002, respectively. Individual Life incurred an after-tax charge of $3 related to September 11 in the third quarter of 2001. Excluding this charge, Individual Life's earnings remained consistent for the third quarter of 2002 and increased $10, or 11%, for the nine months ended September 30, 2002. The increase for the nine months ended September 30, 2002 was due to the contribution to earnings from the Fortis transaction, which more than offset the unfavorable mortality experience.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Revenues                                                                 $      645     $      617     $    1,943     $    1,871
Expenses                                                                        611            591          1,851          1,795
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                       $       34     $       26     $       92     $       76
====================================================================================================================================

Revenues in the Group Benefits segment increased $28, or 5%, and $72, or 4%, and excluding buyouts, increased $22, or 4%, and $126, or 7%, for the third quarter and nine months ended September 30, 2002, respectively. These increases were driven by growth in fully insured ongoing premiums, which increased $63, or 12%, and $248, or 17%, for the third quarter and nine months ended September 30, 2002, respectively. The growth in premium revenues was due to steady persistency and pricing actions on the in-force block of business and strong sales to new customers. Offsetting these increases were decreases in military Medicare supplement premiums of $43 and $127 for the third quarter and nine months ended September 30, 2002, respectively, resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Additionally, premium revenues for the nine months ended September 30, 2002 were offset by a $54 decrease in total buyouts. Fully insured ongoing sales for the nine months ended September 30, 2002 were $532, an increase of $108, or 25%, as compared to the equivalent prior year period.

Expenses increased $20, or 3%, and $56, or 3%, and excluding buyouts, increased $14, or 2%, and $110, or 6%, for the third quarter and nine months ended September 30, 2002, respectively. The increase in expenses is consistent with the growth in revenues described above. Benefits and claims expenses, excluding buyouts, increased $10, or 2%, and $80, or 6%, for the third quarter and nine months ended September 30, 2002, respectively. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 81% and 82% for third quarter and nine months ended September 30, 2002, respectively, down slightly from 82% and 83% for the third quarter and nine months ended September 30, 2001, respectively. Other insurance expenses increased $2, or 2%, and $27, or 7%, for the third quarter and nine months ended September 30, 2002, respectively, due to the revenue growth previously described and continued investments in the business. The segment's expense ratio (defined as insurance expenses as a percentage of premiums and other considerations excluding buyouts) was approximately 23% for both the third quarter and nine months ended September 30, 2002, respectively, and essentially consistent with the prior year periods.

Operating income increased $8, or 31%, and $16, or 21%, for the third quarter and nine months ended September 30, 2002, respectively. Group Benefits incurred an after-tax charge of $2 related to September 11 in the third quarter of 2001. Excluding this charge, earnings increased $6, or 21%, and $14, or 18%, for the third quarter and nine months ended September 30, 2002, respectively, due to the increase in premium revenue and the continued focus on maintaining loss costs and other expenses as described above.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Revenues                                                                 $      145     $      171     $      451     $      536
Expenses                                                                        135            163            431            509
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                       $       10     $        8     $       20     $       27
------------------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                                           $   19,298     $   16,915
Leveraged COLI account values                                                                               3,601          4,835
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                                 $   22,899     $   21,750
====================================================================================================================================


COLI revenues decreased $26, or 15%, and $85, or 16%, for the third quarter and nine months ended September 30, 2002, respectively, primarily related to lower net investment and fee income related to the declining block of leveraged COLI, where related account values declined by $1.2 billion, or 26%. Net investment income decreased $21, or 24%, and $59, or 22%, for the third quarter and nine months ended September 30, 2002, respectively, while fee income decreased $5, or 6%, and $25, or 10%, over the comparable prior year periods.

Expenses decreased $28, or 17%, and $78, or 15%, for the third quarter and nine months ended September 30, 2002, respectively, consistent with the decrease in revenues described above. However, the decrease for the nine months ended September 30,

2002 was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see
Note 5(a) of Notes to Consolidated Financial Statements.)

Operating income in the third quarter increased $2, or 25%, compared to prior year. COLI incurred an after-tax charge of $2 related to September 11 in the third quarter of 2001. Excluding this charge, COLI's earnings remained consistent for the third quarter ended September 30, 2002 as the decrease in benefits and claims expenses and other insurance expenses offset the decrease in revenues discussed above. Operating income decreased $7, or 26%, for the nine months ended September 30, 2002. Excluding the impact of September 11, COLI's earnings decreased $9, or 31%, principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation.


--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
TOTAL REVENUES [1]                                                       $    2,415    $    2,113     $     6,924    $    6,388
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) [2]                                                    $      110    $     (338)    $       328    $     (140)
Less:  Cumulative effect of accounting change, net of tax [3]                    --            --              --            (8)
Net realized capital losses, after-tax                                          (29)          (19)            (53)          (23)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) [2]                                              $      139    $     (319)    $       381    $     (109)
====================================================================================================================================

[1]  2001 includes  $114 of  reinsurance  cessions  related to September 11.
[2]  2001 includes $420 of after-tax losses related to September 11.
[3] Represents the cumulative impact of the Company's adoption of EITF Issue No. 99-20.

Revenues for Property & Casualty increased $302, or 14%, for the third quarter and $536, or 8%, for the nine months ended September 30, 2002, compared with the same periods in 2001. The increase in revenues for both periods was due primarily to earned premium growth in the Business Insurance, Personal Lines and Specialty Commercial segments primarily as a result of price increases. New business growth and strong premium renewal retention also contributed to the increase. The 2001 reinsurance cessions related to September 11 increased the third quarter and nine months earned premium variances by $114. Partially offsetting the increase in revenues for both periods were additional capital losses of $38 and $56, respectively, primarily due to impairments on securities.

Operating income increased $458 for the third quarter and $490 for the nine months ended September 30, 2002, as compared to the same prior year periods. Excluding the $420 impact of September 11 in the prior year, operating income increased $38, or 38%, and $70, or 23%, for the third quarter and nine month periods, respectively. The increases for both periods were primarily due to strong earned pricing in the Business Insurance and Specialty Commercial segments, the impact of underwriting initiatives in Reinsurance and lower catastrophes. Partially offsetting the improvement was an increase in other expenses primarily as a result of $9 in after-tax expenses incurred related to the transfer of the Company's New Jersey personal lines agency auto business to Palisades Safety and Insurance Association and Palisades Insurance Co.

Ratios

The following sections discuss the operations of the North American underwriting segments for the third quarter and nine months ended September 30, 2002 and include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in the Company's current business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "expense ratio" is the ratio of underwriting expenses (commissions; taxes, licenses, and fees; as well as other underwriting expenses) to written premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Written premiums [1]                                                     $      867    $      703     $    2,527      $    2,119
Earned premiums [1]                                                      $      795    $      665     $    2,293      $    1,925
------------------------------------------------------------------------------------------------------------------------------------

Underwriting results excluding September 11 [2]                          $       21    $        6     $       17      $       (7)
September 11                                                                     --          (245)            --            (245)
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                     $       21    $     (239)    $       17      $     (252)
====================================================================================================================================

Loss ratio [2]                                                                 50.1          52.2           51.6            53.2
Loss adjustment expense ratio [2]                                              11.5          12.1           11.7            12.2
Expense ratio [2]                                                              32.4          32.3           32.0            31.6

Combined ratio excluding September 11 [2] [3]                                  95.6          97.5           96.8            98.3
Combined ratio impact of September 11 [3]                                        --          36.7             --            12.7
Combined ratio [3]                                                             95.6         134.2           96.8           111.0
====================================================================================================================================

[1]  2001 includes $15 of reinsurance cessions related to September 11.
[2]  2001 excludes any impacts of September 11.
[3] Includes policyholder dividend ratios of 1.6 and 1.0 for the third quarter ended September 30, 2002 and 2001, respectively, and 1.5 and 1.3 for the nine months ended September 30, 2002 and 2001, respectively.

Business Insurance written premiums increased $164, or 23%, for the third quarter and $408, or 19%, for the nine months ended September 30, 2002, compared to the same periods in 2001 due to strong growth in both small commercial and middle market. Small commercial increased $59, or 16%, for the third quarter and $169, or 16%, for the nine month period reflecting double-digit price increases, particularly in the property line of business. The increase in middle market of $90, or 25%, for the third quarter and $224, or 21%, for the nine month period was due primarily to double-digit price increases as well as continued strong new business growth and premium renewal retention. The 2001 reinsurance cessions related to September 11 increased the third quarter and nine months premium variances by $15.

Underwriting results, excluding September 11, improved $15, with a corresponding
1.9 point decrease in the combined ratio, for the third quarter and improved $24, with a corresponding 1.5 point decrease in the combined ratio, for the nine months ended September 30, 2002, as compared with the same periods in 2001. The improvement in underwriting results and combined ratio for both periods was primarily due to double-digit earned pricing and minimal loss costs. The loss ratio improved 2.1 points and 1.6 points for the third quarter and nine months ended September 30, 2002, respectively, compared with the same prior year periods.


--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Written premiums                                                         $      779    $      742     $    2,294     $    2,147
Earned premiums                                                          $      758    $      694     $    2,218     $    2,040
------------------------------------------------------------------------------------------------------------------------------------

Underwriting results excluding September 11 [1]                          $      (13)   $      (17)    $      (48)    $      (44)
September 11                                                                     --            (9)            --             (9)
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                     $      (13)   $      (26)    $      (48)    $      (53)
====================================================================================================================================

Loss ratio [1]                                                                 67.0          66.5           66.5           66.3
Loss adjustment expense ratio [1]                                              11.1          11.9           11.7           11.6
Expense ratio [1]                                                              22.2          23.8           23.0           24.1

Combined ratio excluding September 11 [1]                                     100.3         102.2          101.2          102.1
Combined ratio impact of September 11                                            --           1.2             --            0.4
Combined ratio                                                                100.3         103.4          101.2          102.5
====================================================================================================================================

[1] 2001 excludes any impacts of September 11.


Written premiums increased $37, or 5%, for the third quarter and $147, or 7%, for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily driven by growth in AARP, partially offset by a reduction in Standard. AARP increased $53, or 12%, for the third quarter and $171, or 14%, for the nine months ended September 30, 2002, primarily as a result of pricing increases and continued steady premium renewal retention. Standard decreased $15, or 7%, for the third quarter and $28, or 5%, for the nine months ended September 30, 2002, due primarily to the conversion to six month policies in certain states.

Underwriting results, excluding the impact of September 11, improved $4 for the third quarter, with a corresponding 1.9 point decrease in the combined ratio. For the nine month period, underwriting results declined $4, while the combined ratio decreased 0.9 points, excluding September 11. While automobile results improved for the third quarter and nine month periods due to favorable frequency loss costs, the line of business continues to be negatively impacted by automobile severity loss costs as a result of medical inflation and higher repair costs. Despite an increase in homeowners' severity loss costs, underwriting results for both periods remained favorable due to negative frequency. An improvement in the underwriting expense ratio, primarily due to written pricing increases and prudent expense management, resulted in a 1.6 point and 1.1 point decrease in the expense ratio for the third quarter and nine months ended September 30, 2002, respectively, over comparable prior year periods.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Written premiums [1]                                                     $      383    $      264     $    1,028     $       775
Earned premiums [1]                                                      $      357    $      274     $      870     $       766
------------------------------------------------------------------------------------------------------------------------------------

Underwriting results excluding September 11 [2]                          $        3    $      (18)    $        1     $       (56)
September 11                                                                     --          (167)            --            (167)
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                     $        3    $     (185)    $        1     $      (223)
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio [2]                                                                 57.8          62.7           56.2            60.7
Loss adjustment expense ratio [2]                                              11.4          12.8           12.4            14.0
Expense ratio [2]                                                              28.6          31.8           28.6            31.3

Combined ratio excluding September 11 [2] [3]                                  98.3         107.6           97.9           106.4
Combined ratio impact of September 11 [3]                                        --          61.6             --            22.0
------------------------------------------------------------------------------------------------------------------------------------
Combined ratio [3]                                                             98.3         169.2           97.9           128.4
====================================================================================================================================

[1]  2001 includes $7 of reinsurance cessions related to September 11.
[2]  2001 excludes any impacts of September 11.
[3] Includes policyholder dividend ratios of 0.5 and 0.3 for the third quarter ended September 30, 2002 and 2001, respectively, and 0.6 and 0.4, for the nine months ended September 30, 2002 and 2001, respectively.


Specialty Commercial written premiums increased $119, or 45%, for the third quarter and $253, or 33%, for the nine months ended September 30, 2002, compared with the same prior year periods. The improvement was driven by the Property, Specialty Casualty and Professional Liability lines of business. Written premiums for Property grew $33, or 31%, for the third quarter and $102, or 44%, for the nine months ended September 30, 2002, compared with the same periods in 2001. Specialty Casualty written premiums grew $44, or 81%, and $83, or 55%, for the third quarter and nine month periods, respectively. The written premium growth in both lines of business was primarily due to significant price increases and new business growth reflecting an improving business environment. Professional Liability written premiums grew $22, or 45%, for the third quarter and $54, or 49%, for the nine months ended September 30, 2002, compared with the respective prior year periods, due to significant price increases and, for the nine month period, lower premium cessions. Also contributing to the increases in written premiums for the third quarter and nine month periods was $7 of reinsurance cessions in the prior year related to September 11.

Underwriting results, excluding September 11, improved $21, with a corresponding
9.3 point decrease in the combined ratio for the third quarter and improved $57, with a corresponding 8.5 point decrease in the combined ratio for the nine months ended September 30, 2002, as compared with the same periods in 2001. Improved underwriting and combined ratio results for the third quarter and nine month periods were primarily due to favorable Property, Specialty Casualty and Professional Liability results. In addition, an improvement in the underwriting expense ratio, primarily due to written pricing increases and prudent expense management, resulted in a 3.2 point and 2.7 point decrease in the expense ratio for the third quarter and nine months ended September 30, 2002, respectively. For the nine month period, lower catastrophes, primarily as a result of the Seattle earthquake in the first quarter of 2001, also contributed to the improvement in underwriting results.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
Written premiums [1]                                                     $      167    $       89     $      550     $       657
Earned premiums [1]                                                      $      178    $      128     $      521     $       607
------------------------------------------------------------------------------------------------------------------------------------

Underwriting results excluding September 11 [2]                          $       (4)   $      (47)    $      (17)    $      (109)
September 11                                                                     --          (226)            --            (226)
------------------------------------------------------------------------------------------------------------------------------------
Underwriting results                                                     $       (4)   $     (273)    $      (17)    $      (335)
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio [2]                                                                 68.3          83.8           71.0            85.0
Loss adjustment expense ratio [2]                                               6.2           4.7            4.7             3.9
Expense ratio [2]                                                              28.5          33.6           26.2            26.4

Combined ratio excluding September 11 [2]                                     103.1         122.1          101.9           115.3
Combined ratio impact of September 11                                            --         202.7             --            39.2
------------------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                                103.1         324.8          101.9           154.5
====================================================================================================================================

[1] 2001 includes $92 of reinsurance cessions related to September 11. [2] 2001 excludes any impacts of September 11.

Reinsurance written premiums increased $78, or 88%, for the third quarter and decreased $107, or 16%, for the nine months ended September 30, 2002, compared to the same periods in 2001. Excluding $92 of reinsurance cessions related to September 11 in the prior year, written premiums decreased $14, or 8%, for the third quarter and $199, or 27%, for the nine month period due to the planned exit from nearly all international lines and a reduction in the Alternative Risk Transfer ("ART") line of business written premiums. ART written premiums are traditionally low in the third quarter, but decreased $90, or 52%, for the nine month period due primarily to the expiration of a non-recurring loss portfolio reinsurance contract and the non-renewal of a quota share treaty with one ceding company. Excluding ART and international, third quarter written premiums increased 10% for the quarter and 2% for the nine month periods, due primarily to significant pricing increases as a result of continued market firming, partially offset by premium reductions due to underwriting requirements to maintain profitability targets.

Underwriting results, excluding September 11, improved $43, with a corresponding
19.0 point decrease in the combined ratio for the third quarter and improved $92, with a corresponding 13.4 point decrease in the combined ratio for the nine months ended September 30, 2002, as compared with the same periods in 2001. The improvement for both periods was primarily due to underwriting initiatives including a shift to excess of loss policies and increased property business mix, as well as the exit from nearly all international lines and an intense focus on returns. For the nine month period, significantly lower catastrophes also contributed to the improvement.


--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
                                                                             2002           2001           2002           2001
------------------------------------------------------------------------ -------------- -------------- -------------- --------------
TOTAL REVENUES                                                           $       42    $       38     $      138     $      133
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        $       (9)   $        1     $      (19)    $        6
Less:  Net realized capital gains (losses), after-tax                           (10)            1            (21)             4
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                         $        1    $       --     $        2     $        2
====================================================================================================================================


The Other Operations segment includes operations that are under a single management structure, that was finalized in late 2001 to be responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

The companies in this segment which are not writing new business are primarily focused on managing claims, resolving disputes and collecting reinsurance proceeds related largely to business underwritten and reinsured in 1985 and prior years. While the business that was written in these units on either a direct or reinsurance basis spanned a wide variety of insurance and reinsurance policies and coverages, a significant and increasing proportion of current and future claims activity arising from these businesses relates to environmental and, to a greater extent, asbestos exposures. Other Operations also includes the results of The Hartford's international property-casualty businesses (substantially all of which were disposed of in a series of transactions concluding in 2001) and the international reinsurance businesses of HartRe, exited in the fourth quarter of 2001. (For further discussion of the restructuring, see Note 9 of Notes to Consolidated Financial Statements.)

In 2001, The Hartford consolidated management and claims handling of all of its asbestos and environmental exposures under the Other Operations' management structure. This action was taken to maximize The Hartford's management expertise in this area. As part of this organizational change, the Company consolidated substantially all of its asbestos and environmental loss reserves into one legal entity within Other Operations through intercompany reinsurance agreements. These reinsurance agreements ceded $602 of the then-carried reserves (net of reinsurance), primarily related to asbestos and environmental exposures from 1985 and prior, from the Specialty Commercial segment to Other Operations.

Discussion of Operations

Revenues for the third quarter and nine months ended September 30, 2002 were relatively flat compared to the same prior year periods as higher earned premium was offset by net realized capital losses. The increase in earned premium was primarily renewal premium from the exited HartRe international business, which was transferred to Other Operations in the first quarter of 2002.

Operating income also was relatively flat for the third quarter and nine months ended September 30, 2002 compared to the same prior year periods.

Asbestos and Environmental Claims

The Hartford continues to receive claims that assert damages from asbestos and environmental-related exposures, both of which affect Other Operations. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford receives asbestos and environmental claims made pursuant to several different categories of insurance coverage. First, The Hartford wrote policies as a primary liability insurance carrier. Second, The Hartford wrote excess insurance policies that provide additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Writers of excess insurance and reinsurance often receive information regarding potential exposures significantly later than primary writers covering the same risk. The Hartford may experience more difficulty and delays in estimating its exposures arising from excess and reinsurance policies than it does in estimating exposures arising from its activity as a primary insurance writer.

With regard to both environmental and particularly asbestos claims, uncertainty exists which affects the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether or not particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to utilize bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, new classes of claims have been arising whereby some asbestos-related defendants are asserting that their asbestos-related claims fall within so-called non-products liability coverage contained within their policies rather than products liability coverage and that the claimed non-products coverage is not subject to any aggregate limit. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future. An adverse determination of issues relating to The Hartford's liability for asbestos claims could have a material adverse effect on The Hartford's results of operations, financial condition and liquidity.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of paying claims for more traditional areas of insurance exposure are less effective in estimating the necessary reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies to use in evaluating its potential asbestos exposures. At any time, including the current reporting period, The Hartford may be conducting one or more evaluations of individual exposures, classes of exposures or all of its current and potential exposures to asbestos claims. At any time analysis of newly identified information or completion of one or more analyses could cause The Hartford to change its estimates of its asbestos exposures and the effect of these changes could be material to the Company's consolidated operating results and financial condition in future periods.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by Asbestos, Environmental, and All Other claims, for the third quarter and nine months ended September 30, 2002. Also included are the remaining Asbestos and Environmental exposures of North American.


                                                          OTHER OPERATIONS
                                                CLAIMS AND CLAIM ADJUSTMENT EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
                                                THIRD QUARTER ENDED                                  NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2002                                 SEPTEMBER 30, 2002
                                    ---------------------------------------------     ----------------------------------------------
                                     Asbestos  Environ.   All Other     Total          Asbestos    Environ.    All Other     Total
                                    ---------------------------------------------     ----------------------------------------------
Beginning liability - net           $   1,142  $    658  $   1,261    $  3,061        $     616  $    654     $   1,593    $  2,863
Claims and claim adjustment
  expenses incurred                        25        (2)        17          40               58        (7)           80         131
Claims and claim adjustment
  expenses paid                           (34)      (14)       (33)        (81)             (81)      (65)         (128)       (274)
Transfer of HartRe
  International [1]                        --        --         --          --               --        --           300         300
Other [2]                                  --        --         --          --              540        60          (600)         --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]      $   1,133  $    642  $   1,245    $  3,020        $   1,133  $    642     $   1,245    $  3,020
====================================================================================================================================

[1] Represents the January 1, 2002 transfer of reserves from the exited international reinsurance business of HartRe from the Reinsurance segment to Other Operations.
[2] The nature of these reallocations is described in the two paragraphs immediately following this table.
[3] Ending liabilities include reserves for Asbestos and Environmental reported in North American of $11 and $15, respectively, as of September 30, 2002;
     $11 and $16, respectively as of June 30, 2002; and $6 and $32, respectively, as of December 31, 2001.
[4] Gross of reinsurance, reserves for Asbestos and Environmental were $1,804 and $743, respectively, as of September 30, 2002; $1,874 and $807, respectively, as of June 30, 2002; and $1,633 and $919, respectively, as of December 31, 2001.


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

A portion of the 2002 reclassification relates to re-estimates of the appropriate allocation between Asbestos, Environmental, and All Other categories of the aggregate reserves (net of reinsurance) carried for certain assumed reinsurance, commuted cessions and commuted retrocessions of whole account business. As part of the 2002 reclassification, The Hartford also revised formulas that it will use to allocate (between the Asbestos, Environmental and All Other categories) future claim payments for which reinsurance arrangements were commuted and to allocate claim payments made to effect commutations. As a result of these revisions, payments categorized as asbestos and environmental exposures will be higher in future periods than in prior periods. The Hartford believes that any percent increase in claim payments caused by the reclassification would be significantly less than the percent increase in total Asbestos and Environmental reserves.

For the third quarter ended September 30, 2002, favorable pollution development in North American of $2 was offset by unfavorable incurred development in the international reinsurance business of HartRe of $17 as well as $25 of adverse asbestos development primarily in assumed reinsurance.

Based on currently known facts and the Company's methodologies for estimating and categorizing reserves for Other Operations, The Hartford believes that the level of recorded reserves for Other Operations at September 30, 2002 is reasonable and appropriate. Because of the significant uncertainties described in the foregoing paragraphs, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results and financial condition. Consistent with the Company's long-standing reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.


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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised 89% and 86% of the fair value of its invested assets as of September 30, 2002 and December 31, 2001, respectively. Other events beyond the Company's control also could impact adversely the fair value of these investments. For example, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the fair value of the investment and the Company's investment return.

A significant decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a loss in its consolidated financial results prior to the actual sale of the investment and may result in the recognition of either a gain or an additional loss upon the ultimate disposition of the investment.

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

LIFE

The following table identifies invested assets by type held in the Life general account as of September 30, 2002 and December 31, 2001.



                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            -------------- -------------- -------------- -----------
Fixed maturities, at fair value                                             $    28,539         85.8%    $    23,301          82.1%
Equity securities, at fair value                                                    374          1.1%            428           1.5%
Policy loans, at outstanding balance                                              2,980          9.0%          3,317          11.7%
Limited partnerships, at fair value                                                 672          2.0%            811           2.9%
Other investments                                                                   687          2.1%            520           1.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    33,252        100.0%    $    28,377         100.0%
====================================================================================================================================


Fixed maturity investments increased 22% since December 31, 2001, primarily due to increased institutional and retail operating cash flows, transfers into the general account from the variable annuity separate account, and an increase in fair value due to a lower interest rate environment. Other investments increased 32% since December 31, 2001 primarily due to market value appreciation of derivative instruments in cash-flow hedging relationships.

The following table identifies fixed maturities by type held in the Life general account as of September 30, 2002 and December 31, 2001.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                           ---------------------------------------------------------
Corporate                                                                   $    13,713        48.1%     $    11,419         49.0%
Commercial mortgage-backed securities (CMBS)                                      4,073        14.3%           3,029         13.0%
Asset-backed securities (ABS)                                                     3,873        13.6%           3,427         14.7%
Municipal - tax-exempt                                                            2,021         7.1%           1,565          6.7%
Mortgage-backed securities (MBS) - agency                                         1,713         6.0%             981          4.2%
Collateralized mortgage obligations (CMO)                                           816         2.8%             767          3.3%
Government/Government agencies - Foreign                                            524         1.8%             390          1.7%
Government/Government agencies - United States                                      262         0.9%             374          1.6%
Municipal - taxable                                                                  31         0.1%              47          0.2%
Short-term                                                                        1,479         5.2%           1,245          5.3%
Redeemable preferred stock                                                           34         0.1%              57          0.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    28,539       100.0%     $    23,301        100.0%
====================================================================================================================================

INVESTMENT RESULTS

The table below summarizes Life's investment results.

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
(before-tax)                                                                    2002           2001           2002           2001
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Net investment income - excluding policy loan income                        $      401    $      368     $    1,164     $    1,085
Policy loan income                                                                  61            79            196            235
                                                                           ---------------------------------------------------------
Net investment income - total                                               $      462    $      447     $    1,360     $    1,320
Yield on average invested assets [1]                                               6.0%          6.7%           6.1%           7.0%
Net realized capital losses                                                 $     (118)   $      (50)    $     (253)    $      (67)
====================================================================================================================================

[1]  Represents annualized net investment income (excluding net realized capital
     gains  (losses))   divided  by  average  invested  assets  at  cost  (fixed
     maturities at amortized cost).

For the third quarter and nine months ended September 30, 2002, net investment income, excluding policy loans, increased $33, or 9%, and $79, or 7%, compared to the respective prior year periods. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Invested assets increased 19% from September 30, 2001 primarily due to operating cash flows, transfers into the general account from the variable annuity separate account, and an increase in fair value due to a lower interest rate environment. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the third quarter and nine months ended September 30, 2002 increased $68 and $186 compared to the respective prior year periods. Included in the third quarter and nine months ended September 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $118 and $277, respectively. The third quarter impairments were concentrated in asset-backed securities principally due to weakness in the airline industry. The year to date impairment losses were primarily due to write-downs on bonds in the telecommunications industry. Also included in the third quarter and nine months ended September 30, 2002 were write-downs for other than temporary impairments on equity securities of $14.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of September 30, 2002 and December 31, 2001.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                            -------------- -------------- -------------- -----------
Fixed maturities, at fair value                                             $    18,899         93.5%    $    16,742          91.5%
Equity securities, at fair value                                                    611          3.0%            921           5.0%
Limited partnerships, at fair value                                                 412          2.1%            561           3.0%
Other investments                                                                   280          1.4%             85           0.5%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                         $    20,202        100.0%    $    18,309         100.0%
====================================================================================================================================


Fixed maturity investments increased 13% since December 31, 2001, due to the investment of increased operating cash flows and an increase in fair value due to a lower interest rate environment. Total equity securities decreased 34% since December 31, 2001, due to the liquidation of foreign equity holdings and declines in domestic equity market values. Other investments also increased since December 31, 2001 due to the purchase of a corporate owned life insurance contract and increased investment in mortgage loans. The following table identifies fixed maturities by type as of September 30, 2002 and December 31, 2001.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                            -------------- -------------- -------------- -----------
Municipal - tax-exempt                                                      $     8,931        47.2%     $     8,401         50.2%
Corporate                                                                         4,813        25.5%           4,179         25.0%
Commercial mortgage-backed securities (CMBS)                                      1,637         8.7%           1,145          6.8%
Government/Government agencies - Foreign                                            834         4.4%             613          3.6%
Asset-backed securities (ABS)                                                       737         3.9%             717          4.3%
Mortgage-backed securities (MBS) - agency                                           589         3.1%             381          2.3%
Collateralized mortgage obligations (CMO)                                            98         0.5%              97          0.6%
Government/Government agencies - United States                                       66         0.3%             201          1.2%
Municipal - taxable                                                                  52         0.3%              47          0.3%
Short-term                                                                        1,073         5.7%             862          5.1%
Redeemable preferred stock                                                           69         0.4%              99          0.6%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $    18,899       100.0%     $    16,742        100.0%
====================================================================================================================================


INVESTMENT RESULTS

The table below summarizes Property & Casualty's investment results.

                                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ----------------------------- --------------------------
                                                                                2002           2001           2002           2001
--------------------------------------------------------------------------- -------------- -------------- -------------- -----------
Net investment income, before-tax                                           $      262    $      263     $      787     $      791
Net investment income, after-tax [1]                                        $      204    $      205     $      612     $      616
                                                                           ---------------------------------------------------------
Yield on average invested assets, before-tax [2]                                   5.6%          6.1%           5.7%           6.2%
Yield on average invested assets, after-tax [1] [2]                                4.4%          4.8%           4.5%           4.8%
Net realized capital losses, before-tax                                     $      (42)   $       (4)    $      (80)    $      (24)
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


For the third quarter and nine months ended September 30, 2002, both before- and after-tax net investment income remained essentially unchanged compared to the same periods in 2001. Yields on average invested assets declined due to the lower interest rate environment, offsetting the impact of increased invested assets.

Net realized capital losses for the third quarter and nine months ended September 30, 2002 increased $38 and $56, respectively, compared to the respective prior year periods. Included in the third quarter and nine months ended September 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $35 and $129, respectively, and $8 and $32 on equities, respectively, partially offset by net realized capital gains on sales of equity securities. The fixed maturity impairment losses primarily reflect weakness in the telecommunications and airline industries.

CORPORATE

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the third quarter and nine months ended September 30, 2002 was $4 and $13, respectively, before-tax. Also reported in Corporate as of September 30, 2002 were $647 of proceeds from third quarter Company debt and equity issuances. The proceeds are invested in short-term fixed maturities and earned $1 of related income.


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

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts of $11.1 billion and $9.8 billion as of September 30, 2002 and December 31, 2001, respectively, and Property & Casualty, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

LIFE

As of September 30, 2002 and December 31, 2001, over 95% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentage of BB & below holdings has increased due to downgraded credit ratings primarily in public corporate bonds.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                            -------------- -------------- -------------- -----------
United States Government/Government agencies                                $    3,685         9.3%     $     2,639          8.0%
AAA                                                                              6,736        17.0%           5,070         15.3%
AA                                                                               4,196        10.6%           3,644         11.0%
A                                                                               12,262        30.9%          11,528         34.8%
BBB                                                                              9,205        23.2%           7,644         23.1%
BB & below                                                                       1,791         4.5%           1,148          3.4%
Short-term                                                                       1,766         4.5%           1,470          4.4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $   39,641       100.0%      $   33,143        100.0%
====================================================================================================================================

PROPERTY & CASUALTY


As of September 30, 2002 and December 31, 2001, over 95% and 94%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentage of BBB holdings has increased due to downgraded credit ratings primarily in public corporate bonds.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                             FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                            -------------- -------------- -------------- -----------
United States Government/Government agencies                                $      713         3.8%     $       639          3.8%
AAA                                                                              7,226        38.2%           6,160         36.8%
AA                                                                               3,432        18.2%           3,126         18.7%
A                                                                                3,257        17.2%           3,193         19.1%
BBB                                                                              2,288        12.1%           1,876         11.2%
BB & below                                                                         910         4.8%             886          5.3%
Short-term                                                                       1,073         5.7%             862          5.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                   $   18,899       100.0%      $   16,742        100.0%
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

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company's expected gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2002 is $25.9 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $4.9 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $91 to $378. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $184.

Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing began in October 2002.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Hartford's use of
derivative   instruments,   see  Note  3  of  Notes  to  Consolidated  Financial
Statements.)

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                           SEPTEMBER 30, 2002     DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                          $           615        $         599
Long-term debt                                                                                     2,595                1,965
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (trust preferred securities)                       1,461                1,412
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEBT                                                                                  4,671                3,976
       -----------------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax [1]                           9,294                8,344
Unrealized gain on securities and other, net of tax [1]                                            1,649                  669
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                                 10,943                9,013
       -----------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITALIZATION  [2]                                                         $        13,965        $      12,320
       -----------------------------------------------------------------------------------------------------------------------------
Debt to equity  [2] [3]                                                                               50%                  48%
Debt to capitalization  [2] [3]                                                                       33%                  32%
====================================================================================================================================

[1] Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
[2]  Excludes unrealized gain on securities and other, net of tax.
[3] Excluding trust preferred securities, the debt to equity ratio was 35% and 31% and the debt to capitalization ratio was 23% and 21% as of September 30, 2002 and December 31, 2001, respectively.


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no significant changes to The Hartford's contractual obligations and commitments since December 31, 2001.

CAPITALIZATION

The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the Ratings section below for further discussion), and strong shareholder returns. Consistent with these objectives, during the third quarter of 2002, the Company increased its capitalization by $649 through the issuance of $330 in common stock and $319 in equity units. Proceeds of $300 were contributed to the property and casualty insurance subsidiaries, while the balance has been held for general corporate purposes, which may include additional capital contributions to the insurance subsidiaries.

During the nine months ended September 30, 2002, The Hartford's total capitalization, excluding unrealized gain on securities and other, net of tax, increased by $1,645. This increase was a result of the aforementioned third quarter 2002 capital raising activities; the issuance of $298 in senior notes in August 2002, the proceeds of which were used to repay senior notes that matured on November 1, 2002; earnings; and stock issued related to stock compensation plans. These increases were partially offset by dividends declared.

DEBT

On September 13, 2002 The Hartford issued 6.6 million 6% equity units at a price of $50.00 per unit and received net proceeds of $319.

Each equity unit offered initially consists of a corporate unit with a stated amount of $50.00 per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company's stock and fifty dollars principal amount of senior notes due November 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on November 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to the Company to secure the holder's obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford's common stock. If the applicable market value of The Hartford's common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit, or an aggregate of 7.0 million shares. If the applicable market value of The Hartford's common stock is greater than $47.25 but less than $57.645, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford's common stock to the holder. Finally, if the applicable market value of The Hartford's common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder, or an aggregate of 5.7 million shares. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between
5.7 million and 7.0 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in-capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes fifty dollars principal amount of senior notes that will mature on November 16, 2008. The aggregate maturity value of the senior notes is $330. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 4.10%. On August 11, 2006, the notes will be remarketed. At that time, The Hartford's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 6.0%, consisting of interest (4.10%) and contract adjustment payments (1.90%). The corporate units are listed on the New York Stock Exchange under the symbol "HIG PrA".

The present value of the contract adjustment payments of $24 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and are included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of September 30, 2002, also reflected a charge of $9 representing a portion of the equity unit issuance costs that was allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford's common stock during the quarter ended September 30, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

On August 29, 2002 The Hartford issued 4.7% senior notes due September 1, 2007 and received net proceeds of $298. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on March 1, 2003. The
Company used the proceeds to repay senior notes that matured on November 1, 2002.

In March 2002, the Company borrowed $16 of short-term commercial notes for general corporate purposes.

STOCKHOLDERS' EQUITY

Issuance of common stock - On September 13, 2002, The Hartford issued approximately 7.3 million shares of common stock pursuant to an underwritten offering at a price of $47.25 per share and received net proceeds of $330. Also on September 13, 2002, The Hartford issued 6.6 million 6% equity units and received net proceeds of $319. For further discussion of the equity units issuance, see the Debt section above.

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

On October 24, 2002, The Hartford declared a dividend on its common stock of $0.27 per share payable on January 2, 2003 to shareholders of record as of December 2, 2002.

Minimum pension liability adjustment - The funded status of the Company's pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company expects to record a minimum pension liability as of December 31, 2002 which would result in an after-tax reduction of stockholders' equity of approximately $200-$300. This minimum pension liability will not affect the Company's results of operations.

CASH FLOWS

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        --------------------------
                                            2002         2001
------------------------------------------------------------------
Cash provided by operating activities   $     2,092  $     1,059
Cash used for investing activities      $    (5,780) $    (4,081)
Cash provided by financing activities   $     3,740  $     3,120
Cash - end of period                    $       413  $       325
==================================================================

The increase in cash provided by operating activities was primarily the result of higher net income reported for the nine months ended September 30, 2002 than for the comparable prior year period as well as income tax refunds received in 2002 compared with income tax payments made in the prior year period. The increase in cash provided by financing activities was primarily the result of increased proceeds from investment and universal life-type contracts. The increase in cash from financing activities accounted for the majority of the change in cash for investing activities. Operating cash flows in both periods have been adequate to meet liquidity requirements.

RATINGS

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed. In the event the Company's ratings are downgraded, the level of revenues or the persistency of the Company's business may be adversely impacted.

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of November 12, 2002.


                             A.M.            STANDARD
                             BEST    FITCH   & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE RATINGS:
  Hartford Fire               A+      AA        AA        Aa3
  Hartford Life Insurance
   Company                    A+      AA        AA        Aa3
  Hartford Life & Accident    A+      AA        AA        Aa3
  Hartford Life & Annuity     A+      AA        AA        Aa3
-----------------------------------------------------------------
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+       A        A         A2
   Commercial paper          AMB-1    F-1      A-1        P-1
  Hartford Capital I
   quarterly income
   preferred securities       a-      A-       BBB+       A3
  Hartford Capital III
   trust originated
   preferred securities       a-      A-       BBB+       A3
  Hartford Life, Inc.:
   Senior debt                a+       A        A         A2
   Commercial paper           --      F-1      A-1        P-1
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       a-      A-       BBB+       A3
=================================================================

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. The table below sets forth statutory surplus for the Company's insurance companies.

                                         SEPT. 30,     DEC. 31,
                                            2002         2001
------------------------------------------------------------------
Life Operations                         $     2,667  $     2,991
Property & Casualty Operations                3,615        3,178
------------------------------------------------------------------
TOTAL                                   $     6,282  $     6,169
==================================================================

The decrease in life operations' surplus is primarily due to the decline in the equity markets and the difficult investment credit cycle. The increase in the property and casualty operations' surplus is primarily due to the $300 capital contribution from its parent and statutory net income.

On October 16, 2002, Standard & Poor's placed its ratings on The Hartford Financial Services Group, Inc. and related entities on credit watch with negative implications, reflecting concerns over the recent downturn in the equity markets and the increasingly competitive environment for spread-based and equity-linked retirement and savings products. In terms of possible outcomes, Standard & Poor's stated it does not expect any downgrade to exceed one notch.

On September 19, 2002, Fitch Ratings lowered the ratings of the Hartford Life Group as part of a comprehensive industry review of all North American life insurance company ratings. For the Hartford Life Group, Fitch stated the rating action was driven primarily by Fitch's opinion that most of the very strong, publicly owned insurance organizations are more appropriately rated in the `AA' rating category. Fitch also changed its view on the variable annuity business and stated that it believes that the associated risks, mainly variable earnings, are greater than previously considered. Fitch's long-term fixed income ratings on The Hartford Financial Services Group, Inc. were also lowered, while the affiliated property and casualty insurer financial strength ratings were affirmed. The rating outlooks are stable.

On September 4, 2002, Moody's revised its outlook on The Hartford's debt ratings to Stable from Negative citing The Hartford's commitment to maintaining its capital strength in the event of a significant unforeseen loss or adverse development that would weaken its capital position.

EQUITY MARKETS

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under "Market Risk".

CONTINGENCIES

Legal proceedings - The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving MacArthur in Part II, Item 1. Legal Proceedings and the uncertainties related to asbestos and environmental claims discussed in the MD&A under the caption "Other Operations," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Dependence on Certain Third Party Relationships - The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products.


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


ITEM 4.                   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other
factors  that  could  significantly   affect  the  Company's  internal  controls
subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving MacArthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products as discussed below and the uncertainties discussed in Note 5(b) of Notes to Consolidated Financial Statements under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

As further discussed in the MD&A under the caption "Other Operations," The Hartford continues to receive environmental and asbestos claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages.

On October 7, 2002, an action was filed in the Superior Court in Alameda County, California, against Hartford Accident & Indemnity Company ("Hartford A&I"), a subsidiary of the Company, and two other insurers. The principal plaintiffs are MacArthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"). MacArthur seeks a declaration of coverage and damages for asbestos bodily-injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

Hartford A&I issued primary general liability policies to MacArthur during the period 1967-76. MacArthur sought coverage for asbestos-related claims from Hartford A&I under these policies beginning in 1978. During the period 1978 to 1987, Hartford A&I paid out its full aggregate limits under these policies plus defense costs. In 1987, Hartford A&I notified MacArthur that its available limits under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization that MacArthur is to file. USF&G provided at least 12 years of primary general liability coverage to MacArthur, but, unlike Hartford A&I, had denied coverage and had refused to pay for defense or indemnity.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. MacArthur seeks additional coverage from Hartford A&I on the theory that Hartford A&I has exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved current and future claims, is currently unknown. MacArthur indicates in its complaint that it will seek to have the full amount of its current and future asbestos liability estimated in its anticipated bankruptcy proceeding. If such an estimation is made, MacArthur intends to seek a judgment against the defendants for the amount of its total liability, including estimated claims, less the amount ultimately paid by St. Paul.

Hartford A&I intends to defend the MacArthur action vigorously. Based on the information currently available, management believes that Hartford A&I's liability, if any, to MacArthur will not be finally resolved for at least a year and most probably not for several years. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, in which venue Hartford A&I's liability, if any, will be determined; whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

In addition, on May 14, 2002, The Hartford announced its participation, along with several dozen other insurance carriers, in a settlement in principle with its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation, which is 50% owned by PPG. (For further discussion, see Note 5(b) of Notes to Consolidated Financial Statements.)

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118.
The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K.
    During the quarterly period ended September 30, 2002, the Company filed the following current reports on Form 8-K:

     o Dated September 9, 2002, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to incorporate by reference into the Registration Statement the Underwriting Agreement General Terms and Conditions, dated September 9, 2002, including the Pricing Agreement, dated September 9, 2002 by and among the Company, BOA, Morgan Stanley and Salomon Smith Barney, Inc. ("Salomon Smith Barney") for the issuance and sale of the Company's Common Stock; to incorporate by reference into the Registration Statement the Underwriting Agreement General Terms and Conditions, dated September 9, 2002, including the Pricing Agreement, dated September 9, 2002, by and among the Company, BOA, Morgan Stanley and Salomon Smith Barney for the issuance and sale of the Company's 6% Corporate Units; to incorporate by reference into the Registration Statement Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture, dated as of October 20, 1995, between ITT Hartford Group, Inc. and The Chase Manhattan Bank (National Association) as Trustee, between the Company and JPMorgan Chase Bank, as Trustee; to incorporate into the Registration Statement the Purchase Contract Agreement, dated as of September 13, 2002, between the Company and JPMorgan Chase Bank, as Purchase Contract Agent; to incorporate into the Registration Statement the Pledge Agreement, dated as of September 13, 2002, among the Company and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent; to incorporate by reference into the Registration Statement the Remarketing Agreement, dated as of September 13, 2002 by and between the Company, Morgan Stanley as Remarketing Agent and JPMorgan Chase Bank as Purchase Contract Agent; to incorporate by reference into the Registration Statement the opinion of Debevoise & Plimpton rendered in connection with the issuance and sale of the Company's Common Stock; and to incorporate by reference into the Registration

          Statement the opinion of Debevoise & Plimpton rendered in connection with the issuance and sale of the Company's 6% Corporate Units.
     o Dated September 9, 2002, Item 5, Other Events, to report the filing of an action on September 3, 2002 by Wal-Mart Stores, Inc. ("Wal-Mart") against Hartford Life Insurance Company ("HLIC") and International Corporate Marketing Group, LLC ("ICMG"), each a subsidiary of the Company, in the Court of Chancery of the State of Delaware, New Castle County, asserting claims arising from Wal-Mart's purchase of corporate-owned life insurance from HLIC.
     o Dated September 6, 2002, Item 5, Other Events, to report a press release issued by the Company on September 6, 2002 relating to the transfer of its New Jersey auto insurance book sold through independent agents to state insurance carrier Palisades Safety and Insurance Association and Palisades Insurance Company.
     o Dated September 3, 2002, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to incorporate by reference into the Registration Statement the Underwriting Agreement General Terms and Conditions, dated August 26, 2002, including the Pricing Agreement, dated August 26, 2002, by and among the Company, Bank of America Securities LLC ("BOA") and Morgan Stanley & Co. Incorporated ("Morgan Stanley"), for the issuance and sale of the Company's 4.7% Senior Notes due September 1, 2007; and to incorporate by reference into the Registration Statement the opinion of Katherine Vines Trumbull.
     o Dated August 27, 2002, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to incorporate by reference into the Company's Registration Statement on Form S-3 (File No. 333-88762) filed with the Securities and Exchange Commission on May 21, 2001 (the "Registration Statement") the Computation of Ratio of Earnings to Fixed Charges.
     o Dated August 12, 2002, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to file the certification of Ramani Ayer, Chairman, President and Chief Executive Officer of the Company with the Securities and Exchange Commission pursuant to the Securities and Exchange Commission's Order of June 27, 2002 requiring the filing of sworn statements, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (the "Order"); to file the certification of David M. Johnson, Executive Vice President and Chief Financial Officer of the Company with the Securities and Exchange Commission pursuant to the Order; to report the filing of the certification of Ramani Ayer, Chairman, President and Chief Executive Officer of the Company, which accompanied the Company's Form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002; and to report the filing of the certification of David M. Johnson, Executive Vice President and Chief Financial Officer of the Company, which accompanied the Company's Form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ Robert J. Price
                                     -------------------------------------------
                                     Robert J. Price
                                     Senior Vice President and Controller





November 13, 2002

                                 CERTIFICATIONS




I, Ramani Ayer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hartford Financial Services Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By :     /s/ Ramani Ayer
         -----------------------------------
         Ramani Ayer
         Chairman, President and Chief Executive Officer
         (Signature and Title)

I, David M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hartford Financial Services Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By :     /s/ David M. Johnson
         ------------------------------
         David M. Johnson
         Executive Vice President and Chief Financial Officer
         (Signature and Title)

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


         EXHIBIT #

            4.1 Senior Indenture, dated as of October 20, 1995, between ITT Hartford Group, Inc. ("ITT Hartford") and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.08 to ITT Hartford's Report on Form 8-K, dated November 15, 1995).

            4.2 Supplemental Indenture No.1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.1 hereto, between the Company and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-3 (Registration No. 333-49666) of the Company, Hartford Capital III, Hartford Capital IV and Hartford Capital
                        V).

            4.3 Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.1 hereto, between the Company and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of the Company, filed September 17,
                        2002).

            4.4         Form of Global Security (included in Exhibit 4.3).

            4.5 Purchase Contract Agreement, dated as of September 13, 2002, between the Company and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of the Company, filed September 17, 2002).

            4.6         Form of Corporate Unit Certificate  (included in Exhibit
                        4.5).

            4.7 Pledge Agreement, dated as of September 13, 2002, among the Company and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to the Form 8-K of the Company, filed September 17, 2002).

            4.8 Remarketing Agreement, dated as of September 13, 2002, between the Company and Morgan Stanley & Co. Incorporated, as Remarketing Agent, and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 to the Form 8-K of the Company, filed September 17, 2002).

            4.9         Global   Security   representing   $300,000,000  of  the
                        Company's 4.7% senior notes due September 1, 2007.

            15.1        Accountants' Letter of Awareness