Form 10-K
period 2002-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2003-03-03
CIK 874766

NOTICE



This document is a copy of the Annual Report filed by The Hartford Financial Services Group, Inc. with the Securities and Exchange Commission. It has not been approved or disapproved by the Commission nor has the Commission passed upon its accuracy or adequacy.

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: the following, all of which are registered on the New York Stock Exchange, Inc.:

       Common  Stock,  par value  $0.01 per share
       7.75% Notes due June 15, 2005
       4.7% Notes due  September  1, 2007
       6.375% Notes due November 1, 2008
       4.1% Equity  Unit Notes due  November  16,  2008
       7.90% Notes due June 15, 2010
       7.30% Debentures due November 1, 2015
       7.70% Cumulative Quarterly Income Preferred Securities,  Series A, issued by Hartford Capital I
       7.45% Trust Originated Preferred Securities, Series C, issued by Hartford
         Capital III

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 2003, there were outstanding 255,399,358 shares of Common Stock, $0.01 par value per share, of the registrant. Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ].

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2002, was $14,673,000,000 based on the closing price of $59.47 per share of the Common Stock on the New York Stock Exchange on June 28, 2002.
                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 2003 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

                                    CONTENTS



        ITEM    DESCRIPTION                                                 PAGE

PART I    1     Business of The Hartford                                       2
          2     Properties                                                    13
          3     Legal Proceedings                                             13
          4     Submission of Matters to a Vote of Security Holders           15

PART II   5     Market for The Hartford's Common Stock and Related
                      Stockholder Matters                                     15
          6     Selected Financial Data                                       16
          7     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     17
          7A    Quantitative and Qualitative Disclosures About Market Risk    72
          8     Financial Statements and Supplementary Data                   72
          9     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                72

PART III  10     Directors and Executive Officers of The Hartford             72
          11     Executive Compensation                                       73
          12     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters              73
          13     Certain Relationships and Related Transactions               74
          14     Controls and Procedures                                      74

PART IV   15     Exhibits, Financial Statements Schedules, and
                      Reports on Form 8-K                                     74
                 Signatures                                                 II-1
                 Certifications                                             II-2
                 Exhibits Index                                             II-4

PART I

ITEM 1.  BUSINESS OF THE HARTFORD
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA, UNLESS OTHERWISE STATED)

GENERAL

The Hartford Financial Services Group, Inc. (together with its subsidiaries, "The Hartford" or the "Company") is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 2002, total assets and total stockholders' equity of The Hartford were $182.0 billion and $10.7 billion, respectively.

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

As a holding company that is separate and distinct from its subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance company and other subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 33 mutual funds. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.

Pursuant to its initial public offering of Class A common stock on May 22, 1997 (the "Offering"), Hartford Life, Inc. ("HLI"), the holding company parent of The Hartford's significant life insurance subsidiaries, sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the Offering represented approximately 19% of the equity ownership in HLI. On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own ("The HLI Repurchase"). As a result, HLI again became a wholly-owned subsidiary of The Hartford. Additional information on The HLI Repurchase may be found in the Capital Resources and Liquidity section of the MD&A and Note 18(a) of Notes to Consolidated Financial Statements.

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

The Company has exited its international property and casualty businesses by means of a number of dispositions. In September 2001, The Hartford entered into an agreement to sell Hartford Insurance Company (Singapore), Ltd. (formerly
People's Insurance Company, Ltd. ("Singapore Insurance")). The sale was completed in January 2002. On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary. On November 16, 1998, The Hartford completed the sale of its United Kingdom-based London & Edinburgh Insurance Group, Ltd. ("London & Edinburgh") subsidiary.

REPORTING SEGMENTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to The HLI Repurchase, capital raised in 2002 that was not contributed to the Company's insurance subsidiaries, and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life, headquartered in Simsbury, Connecticut, is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations, which are primarily located in Japan and Latin America; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, and income taxes.

The following is a description of Life and Property & Casualty along with each of their segments, including a discussion of principal products, marketing and distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A and Note 17 of Notes to Consolidated Financial Statements.

LIFE

Life's business is conducted by HLI, a leading financial services and insurance organization. Through Life, The Hartford provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 740,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. In addition, in 2001 The Hartford Mutual Funds, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. As of December 31, 2002, retail mutual fund assets were $14.2 billion. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of The Hartford's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company's strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 18(a) of Notes to Consolidated Financial Statements.) In addition, The Hartford's Japanese operation achieved $1.4 billion in variable annuity sales for the year ended December 31, 2002, bringing account values related to Japan to more than $1.7 billion as of December 31, 2002.

HLI is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2001. In the past year, Life's total assets under management, which include $15.3 billion of third-party assets invested in the Company's mutual funds and 529 College Savings Plans, decreased 2% to $165.1 billion at December 31, 2002 from $168.4 billion at December 31, 2001. Life generated revenues of $6.4 billion, $6.5 billion and $6.0 billion in 2002, 2001 and 2000, respectively. Additionally, Life generated net income of $557, $685 and $575 in 2002, 2001 and 2000, respectively.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account values have been reduced since 1992, declining from 43 basis points to 25 basis points in 2002. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, The Hartford was awarded the 2002 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the seventh consecutive year. The Hartford is the only company to receive this prestigious award in every year of the award's existence. Also, in both 2002 and 2001, The Hartford Mutual Funds, Inc. was named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR Inc. Additionally, the Company's Individual Life Division won its second consecutive DALBAR award for service of life insurance customers and its first DALBAR Intermediary Service Award in 2002.

RISK MANAGEMENT

Life's product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2002, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

INVESTMENT PRODUCTS

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1997 to December 31, 2002, this segment's assets under management grew to $110.2 billion from $71.3 billion, a five year compounded annual growth rate of 9.4%. Investment Products generated revenues of $2.6 billion, $2.5 billion and $2.4 billion in 2002, 2001 and 2000, respectively, of which individual annuities accounted for $1.5 billion in 2002, 2001 and 2000. Net income in the Investment Products segment was $432, $463 and $424 in 2002, 2001 and 2000, respectively.

The Hartford sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Hartford is a market leader in the annuity industry with sales of $11.6 billion, $10.0 billion and $10.7 billion in 2002, 2001 and 2000, respectively. The Hartford was the largest seller of individual retail variable annuities in the United States with sales of $10.3 billion in 2002 and $9.0 billion in 2001 and 2000. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company's total account value related to individual annuity products was $74.9 billion as of December 31, 2002. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products. In 2001, the Company's total account value related to individual annuity products was $84.2 billion. Of this total account value, $74.6 billion, or 89%, related to individual variable annuity products and $9.6 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, The Hartford continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401 of the Internal Revenue Code of 1986, as amended (referred to as "401(k)") and to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "403(b)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs"). In 2002, The Hartford began selling a 529 college savings product.

As previously mentioned, The Hartford acquired the individual annuity and mutual fund businesses of Fortis, Inc. in 2001. This acquisition increased assets under management in the Company's fast growing mutual fund business by 20%, helped solidify the Company's strong position in variable annuities and strengthened the Company's 401(k) sales.

Principal Products
------------------

Individual Variable Annuities -- The Hartford earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract's initial deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $64.3 billion as of December 31, 2002, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 88% and 94% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2002 and 2001, respectively.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"); Hartford Investment Management Company ("HIMCO"), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. ("Putnam"); American Funds; MFS Investment Management ("MFS"); Franklin Templeton Group; and AIM Investments ("AIM"). All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. The Director variable annuity, which is managed in part by Wellington, continues to be the industry leader in terms of retail sales. In addition, Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of The Hartford with the investment management expertise of four of the nation's most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company and ranks in the top 5 in the industry.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities were $10.6 billion and $9.6 billion as of December 31, 2002 and 2001, respectively.

Mutual Funds -- In September 1996, The Hartford launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 33 funds, including the addition of five new fixed income funds introduced in 2002. The Company's funds are managed by Wellington and HIMCO. The Company has entered into agreements with over 960 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements. Total retail mutual fund assets under management were $14.2 billion and $15.9 billion as of December 31, 2002 and 2001, respectively.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and a fixed bucket, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2002, the Company administered over 3,000 plans under Sections 457 and 403(b). Total governmental assets under management were $7.9 billion and $8.6 billion as of December 31, 2002 and 2001, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401 plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2002, the Company administered over 4,100 Section 401(k) plans. Total corporate assets under management were $3.4 billion and $2.6 billion as of December 31, 2002 and 2001, respectively.

Institutional Investment Products -- The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements. Total institutional investment products assets under management were $9.7 billion and $9.1 billion as of December 31, 2002 and 2001, respectively.

Section 529 Plans - The Hartford introduced a tax advantaged college savings product ("529 plan") in March 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West
Virginia which offers an easy way for both residents of West Virginia and out-of-state participants to plan for a college education. In 1996, Congress created a tax-advantaged college savings program as part of Section 529 of the Internal Revenue Code (the "Code"). The 529 Plan is an investment plan operated by a state and designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax-exempt for qualified withdrawals.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements HLI's existing offering of investment products (mutual funds, variable annuities, 401(k), 457 and 403(b) plans). It also leverages the Company's capabilities in distribution, service and fund performance. Total 529 Plan assets under management were $87 as of December 31, 2002.

Marketing and Distribution
--------------------------

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's retail investment products to customers is consummated).

The Hartford maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2002, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 12 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company's primary wholesaler of its individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO,
Incorporated (collectively "PLANCO"). PLANCO is one of the nation's largest wholesalers of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes The Hartford's fixed and variable annuities, mutual funds, 401(k) plans and 529 Plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

Competition
-----------

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE
---------------

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company's Individual Life segment, contributing to the significant increase in life insurance in-force. As of December 31, 2002, life insurance in-force increased 5% to $126.7 billion, from $120.3 billion as of December 31, 2001. Account values decreased 4% to $7.6 billion as of December 31, 2002 from $7.9 billion as of December 31, 2001. Revenues were $958, $890 and $640 in 2002, 2001 and 2000, respectively. Net income in the Individual Life segment was $133, $121 and $79 in 2002, 2001 and 2000, respectively.

Principal Products
------------------

The Hartford holds a significant market share in the variable life product market. In 2002, the Company's new sales of individual life insurance were 82% variable life, 13% universal life and other, and 5% term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable life account values were $3.6 billion and $4.0 billion as of December 31, 2002 and 2001, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $3.1 billion as of December 31, 2002 and 2001.

Marketing and Distribution
--------------------------

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks; financial planners; certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale The Hartford's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of The Hartford who are managed through a regional sales office system.

Competition
-----------

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. Typically, policies are sold with one, two or three year rate guarantees depending on the product. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. The Group Benefits segment generated revenues of $2.6 billion, $2.5 billion and $2.2 billion in 2002, 2001 and 2000, respectively, of which group disability insurance accounted for $1.2 billion, $1.1 billion and $964 and group life insurance accounted for $1.0 billion, $902 and $810, respectively. The Company held group disability reserves of $2.5 billion and $2.4 billion and group life reserves of $765 and $706, as of December 31, 2002 and 2001, respectively. The Company's net income in the Group Benefits segment was $128, $106 and $90 in 2002, 2001 and 2000, respectively.

Principal Products
------------------

Group Disability -- The Hartford is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the growing "small case"
and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

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

Group Life -- Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waiver and accidental death and dismemberment coverages to employee groups.

Other -- The Hartford provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third-party administrator. The Company also provides travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual members of various associations, as well as employee groups. A significant Medicare supplement customer of the company had been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation reduced the Company's premium revenue by $131 in 2002, compared to 2001.

Marketing and Distribution
--------------------------

The Hartford uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations. The Company intends to continue to expand the system over the coming years in areas that offer the highest growth potential.

Competition
-----------

The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years.

CORPORATE OWNED LIFE INSURANCE ("COLI")

The Hartford is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until passage of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Variable COLI account values were $19.7 billion and $18.0 billion as of December 31, 2002 and 2001, respectively. Leveraged COLI account values decreased to $3.3 billion as of December 31, 2002 from $4.3 billion as of December 31, 2001, primarily due to the continuing effects of HIPAA. COLI generated revenues of $592, $719 and $767 in 2002, 2001 and 2000, respectively, and net income of $32, $37 and $34 in 2002, 2001 and 2000, respectively.

PROPERTY & CASUALTY

Property & Casualty provides (1) workers' compensation, property, automobile, liability, umbrella, specialty casualty, marine, agricultural and bond coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard commercial lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; (4) assumed reinsurance, primarily through professional reinsurance brokers covering various property, casualty, catastrophe, alternative risk transfer and marine classes of business; and (5) insurance related services.

The Hartford is the fourteenth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 2001 according to A.M. Best Company, Inc. ("A.M. Best"). Property & Casualty generated revenues of $9.5 billion, $8.6 billion and $8.7 billion, in 2002, 2001 and 2000, respectively. Written premiums for 2002, 2001 and 2000 were $8.6 billion, $7.6 billion and $7.3 billion, respectively. Additionally, net income
(loss) was $469, $(115) and $494 for 2002, 2001 and 2000, respectively. Total assets for Property & Casualty were $31.2 billion and $29.2 billion as of December 31, 2002 and 2001, respectively.

BUSINESS INSURANCE

Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. This segment also provides commercial risk management products and services as well as marine coverage. The segment had written premiums of $3.4 billion, $2.9 billion and $2.4 billion in 2002, 2001 and 2000, respectively, and underwriting income (loss) of $44, $(242) (includes $245 of underwriting loss related to September 11) and $(50) in 2002, 2001 and 2000, respectively.

Principal Products
------------------

The  Business   Insurance  segment  offers  workers'   compensation,   property,
automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

Marketing and Distribution
--------------------------

Business Insurance provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing independent agents and involving trade associations and employee groups. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

Competition
-----------

The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. The Hartford competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation. The Hartford is the fourteenth largest commercial lines' insurer in the United States based on 2001 written premiums according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. The low interest rate environment is impacting returns and making underwriting decisions even more critical. Overall, in 2002, market conditions in the commercial industry have continued to improve as a result of increased underwriting discipline and a firmer pricing environment, but are still under stress from years of soft market conditions.

PERSONAL LINES

Personal  Lines  provides   automobile,   homeowners'  and  home-based  business
coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and in the non-standard automobile market through the Company's Omni Insurance Group, Inc. ("Omni") subsidiary. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Hartford's exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007. These agreements provide Personal Lines with an important competitive advantage. Personal Lines had written premiums of $3.1 billion, $2.9 billion and $2.6 billion in 2002, 2001 and 2000, respectively. Underwriting income (loss) for 2002, 2001 and 2000 was $(46), $(87) (includes $9 of underwriting loss related to September 11) and $2, respectively.

Principal Products
------------------

Personal Lines provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP.

Marketing and Distribution
--------------------------

Personal Lines reaches diverse markets through multiple distribution channels including independent agents, direct mail, the Internet and advertising in publications. This segment provides customized products and services to customers through a network of independent agents in the standard personal lines market, and in the non-standard automobile market through Omni. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford. Personal Lines has an important relationship with AARP and markets directly to its over 35 million members.

Competition
-----------

The personal lines automobile and homeowners businesses continue to remain highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. For 2001, the industry net written premiums were $163 billion. The Hartford's share of this market was approximately 2% and ranked twelfth in size. The personal lines marketplace reported a combined ratio of 104.9 for the first nine months of 2002. Industry data and The Hartford's market share and ranking in the industry were derived directly from data reported by A.M. Best. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement was renewed during the fourth quarter of 2001 through January 1, 2010. Management expects favorable "baby boom" demographics to increase AARP membership during this period. In addition, The Hartford provides customer service for all health insurance products offered through AARP's Health Care Options, with an agreement that continues through 2007.

SPECIALTY COMMERCIAL

Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had written premiums of $1.4 billion, $989 (includes $7 of reinsurance cessions related to September 11) and $1.1 billion in 2002, 2001 and 2000, respectively, and underwriting losses of $23, $262 (includes $167 of underwriting loss related to September 11) and $103 in 2002, 2001 and 2000, respectively.

Principal Products
------------------

Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

Marketing and Distribution
--------------------------

Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents and brokers as well as wholesalers. Independent agents, who often represent other companies as well, are compensated on a commission basis and are not employees of The Hartford.

Competition
-----------

The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. Specialty Commercial is comprised of a diverse group of businesses that are unique to commercial lines. Each line of business operates independently with its own set of business objectives, and focuses on the operational dynamics of their specific industry. These businesses, while somewhat interrelated, each have a unique business model and operating cycle. Specialty Commercial is considered a transactional business and, therefore, competes with other companies for business primarily on an account by account basis due to the complex nature of each transaction.
Specialty Commercial competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. September 11 has significantly affected the Specialty Commercial business by demonstrating the importance of risk aggregation, by driving property pricing increases and by influencing capital decisions. Overall, in 2002, market conditions in the commercial industry have continued to improve as a result of increased underwriting discipline and a firmer pricing environment, but are still under stress from years of soft market conditions.

REINSURANCE

The Reinsurance segment assumes reinsurance in North America and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty and specialty classes of business. The Reinsurance segment also writes catastrophe, marine and alternative risk transfer business outside of North America. The Reinsurance segment had written premiums of $703, $849 (includes $69 of reinsurance cessions related to September 11) and $826 in 2002, 2001 and 2000, respectively, and underwriting losses of $59, $375 (includes $226 of underwriting loss related to September 11) and $73 in 2002, 2001 and 2000, respectively.

Principal Products
------------------

The  Reinsurance   segment  offers  a  full  range  of  treaty  and  facultative reinsurance products including property, casualty, catastrophe, marine and alternative risk transfer which includes non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with event or aggregate loss ratio caps.

Marketing and Distribution
--------------------------

The Reinsurance segment assumes insurance from other insurers, primarily through reinsurance brokers, but also through direct channels and pools in the worldwide reinsurance market.

Competition
-----------

The property and casualty worldwide reinsurance market remains extremely competitive, although the pricing environment continued to improve in 2002. There are domestic and foreign reinsurers, which compete in this market, with varying levels of financial resources and scope. Reinsurers compete on the basis of financial strength and stability, price, service, capacity and terms and conditions. The Hartford was the eleventh largest reinsurer in the United States based on 2001 net written premiums, according to data published by Reinsurance Associate of America. In the aftermath of the terrorist attack on September 11, the reinsurance landscape has become very dynamic. Several new reinsurers were formed in Bermuda, and existing reinsurers raised additional capital, while several others have either exited the market, announced plans to do so, or are considering other strategic options. In addition, poor underwriting results over the past few years and the decline in equity markets have put pressure on capital.

OTHER OPERATIONS

Property & Casualty's Other Operations currently consist of certain property and casualty insurance operations of The Hartford which have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd., headquartered in Bermuda; and Excess Insurance Company Limited, located in the United Kingdom. Also included in Other Operations are Property & Casualty's international businesses up until their dates of sales, and for

2002, the activity in the exited international lines of HartRe following its restructuring in the fourth quarter of 2001.

Property & Casualty's international businesses have historically consisted primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. The Company's strategic shift to emphasize growth opportunities in asset accumulation businesses has resulted in the sale of all of its international property and casualty businesses. London & Edinburgh, located in the United Kingdom, was sold in November 1998. Zwolsche, located in the Netherlands, Belgium and Luxembourg, was sold in December 2000. Hartford Seguros, located in Spain, was sold in February 2001. The Hartford Insurance Company (Singapore), Ltd. (formerly People's Insurance Company, Ltd. ("Singapore Insurance")), located in Singapore, was sold in January 2002.

The Hartford was a global reinsurer through its Hartford Reinsurance Company ("HartRe") operations in the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan, writing treaty and facultative assumed reinsurance including property, casualty, fidelity, and specialty coverages. In October 2001, HartRe announced that it was exiting most international lines and in January 2002 these lines were moved to Other Operations.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds primarily related to policies written and reinsured prior to 1985. As such, Other Operations has no new product sales, distribution systems or competitive issues.

The Other Operations segment generated revenues of $189, $168 and $602 in 2002, 2001 and 2000, respectively. Net income (loss) for 2002, 2001 and 2000 was $(13), $10 and $28, respectively.

LIFE RESERVES

In accordance with applicable insurance regulations under which Life operates, life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. (Additional information on Life reserves may be found in the Critical Accounting Estimates section of the MD&A under "Reserves".)


PROPERTY & CASUALTY RESERVES

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by The
Hartford. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques which analyze trends and other relevant factors.

As a result of September 11, the Company established estimated gross and net reserves of $1.1 billion and $556, respectively, related to property and casualty operations. This loss estimate includes coverages related to property, business interruption, workers' compensation and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for incurred but not reported policyholder losses and costs incurred in settling claims. The Company continues to carry the original incurred amount related to September 11, less any paid losses. Reported losses to date have fallen within the original reserved amounts. However, there is significant uncertainty around September 11, particularly with regard to inhalation claims, stress claims and other bodily injury, as well as the three year statute of limitations in New York State. Included in net reserves was an estimate of amounts recoverable under the Company's ceded reinsurance programs. Although management anticipates certain claims for recovery to be challenged, the impact of these challenges is not expected to be material. Risk of non-collection due to the financial condition of The Hartford's reinsurers has been mitigated as a result of the Company's process of selecting its reinsurers. The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by the Company's credit committee. As a result of the uncertainties involved in the estimation process, final claim settlements may vary from present estimates.

The Hartford continues to receive claims that assert damages from asbestos- and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution related clean-up costs. Due to deviations from past experience and a variety of social, economic and legal issues, the Company's ability to estimate the unpaid claims and claim adjustment expenses is significantly impacted. Further discussion may be found in the Critical Accounting Estimates and Other Operations sections of the MD&A.

Most of the Company's reserves do not include discounts. However, certain liabilities for unpaid claims where the amount and timing of payments are fixed and reliably determinable, principally for permanently disabled claimants, and certain structured settlement contracts that fund loss run-offs for unrelated parties, have been discounted to present value. The amount of the discount was approximately $424 and $429 as of December 31, 2002 and 2001, respectively, and amortization of the discount had no material effect on net income during 2002, 2001 and 2000.

As of December 31, 2002, property and casualty reserves for claims and claim adjustment expenses reported on a statutory basis exceeded those reported under Generally Accepted Accounting Principles ("GAAP") by $27. The primary difference resulted from the discounting of GAAP-basis workers' compensation reserves at risk free interest rates, which exceeded the statutory discount rates set by regulators, partially offset by the required exclusion from statutory reserves of assumed retoactive reinsurance.

There were no significant changes in the mix of the Company's business that have impacted property and casualty claims and claim adjustment expense reserves; nor has the Company completed any significant loss portfolio transfers, structured settlements or other transactions which would change claim payment patterns.

Further discussion on The Hartford's property and casualty reserves, including asbestos and environmental claims reserves, may be found in the Reserves section of the MD&A- Critical Accounting Estimates.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 7 of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses, net of reinsurance, follows.



                                                       LOSS DEVELOPMENT TABLE
                PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET OF REINSURANCE
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                      1992     1993     1994     1995    1996     1997     1998     1999     2000    2001     2002
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses, net of
  reinsurance                         $10,498 $10,717  $10,776  $11,024  $12,202 $12,265  $12,401  $12,020  $11,857  $12,437 $12,688
CUMULATIVE PAID CLAIMS AND CLAIM EXPENSES
  One year later                        2,596   2,578    2,654    2,434    2,551   2,447    2,903    2,929    3,183    3,008
  Two years later                       4,282   4,207    4,179    4,004    4,078   4,223    4,626    4,873    4,851       --
  Three years later                     5,433   5,268    5,286    5,056    5,390   5,363    5,972    5,944       --       --
  Four years later                      6,229   6,112    6,040    6,077    6,211   6,303    6,617       --       --       --
  Five years later                      6,895   6,682    6,877    6,717    6,922   6,702       --       --       --       --
  Six years later                       7,354   7,391    7,406    7,303    7,178      --       --       --       --       --
  Seven years later                     7,987   7,861    7,924    7,478       --      --       --       --       --       --
  Eight years later                     8,411   8,332    8,052       --       --      --       --       --       --       --
  Nine years later                      8,851   8,426       --       --       --      --       --       --       --       --
  Ten years later                       8,917      --       --       --       --      --       --       --       --       --
LIABILITIES REESTIMATED
  One year later                       10,757  10,811   11,019   11,988   12,183  12,090   12,176   11,980   11,973   12,668
  Two years later                      10,970  11,009   12,142   11,992   12,065  11,808   12,048   11,975   12,218       --
  Three years later                    11,182  12,094   12,127   11,919   11,887  11,638   11,992   12,083       --       --
  Four years later                     12,304  12,157   12,113   11,789   11,772  11,511   12,008       --       --       --
  Five years later                     12,406  12,184   12,082   11,769   11,615  11,488       --       --       --       --
  Six years later                      12,462  12,165   12,088   11,640   11,556      --       --       --       --       --
  Seven years later                    12,414  12,218   11,981   11,568       --      --       --       --       --       --
  Eight years later                    12,500  12,154   11,902       --       --      --       --       --       --       --
  Nine years later                     12,472  12,076       --       --       --      --       --       --       --       --
  Ten years later                      12,414      --       --       --       --      --       --       --       --       --
DEFICIENCY (REDUNDANCY), NET OF
REINSURANCE                            $1,916  $1,359   $1,126     $544    $(646)  $(777)   $(393)     $63     $361     $231
------------------------------------------------------------------------------------------------------------------------------------


The table above shows the cumulative deficiency (redundancy) of the Company's reserves, net of reinsurance, as now estimated with the benefit of additional information. Those amounts are comprised of changes in estimates of gross losses and changes in estimates of related reinsurance recoveries. The table below, for the periods presented, reconciles the net reserves to the gross reserves, as initially estimated and recorded, and as currently estimated and recorded, and computes the cumulative deficiency (redundancy) of the Company's reserves before reinsurance.



                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                                FOR THE YEARS ENDED DECEMBER 31, [1]
                                                        1994     1995    1996     1997     1998     1999     2000    2001     2002
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE, AS INITIALLY ESTIMATED                    $10,776  $11,024  $12,202 $12,265  $12,401  $12,020  $11,857  $12,437 $12,688
Reinsurance and other recoverables, as initially
  estimated                                              5,156    4,829    4,357   3,996    3,275    3,706    3,871    4,176   4,018
------------------------------------------------------------------------------------------------------------------------------------
GROSS RESERVE, AS INITIALLY ESTIMATED                  $15,932  $15,853  $16,559 $16,261  $15,676  $15,726  $15,728  $16,613 $16,706
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                                $11,902  $11,568  $11,556 $11,488  $12,008  $12,083  $12,218  $12,668
Reestimated and other reinsurance recoverables           5,337    4,572    3,896   3,606    3,080    3,858    3,866    4,049
------------------------------------------------------------------------------------------------------------------------------------
GROSS REESTIMATED RESERVE                              $17,239  $16,140  $15,452 $15,094  $15,088  $15,941  $16,084  $16,717
------------------------------------------------------------------------------------------------------------------------------------
GROSS DEFICIENCY (REDUNDANCY)                           $1,307     $287  $(1,107)$(1,167)   $(588)   $(215)    $356     $104
------------------------------------------------------------------------------------------------------------------------------------

[1] The above tables exclude Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.

The above tables exclude the liabilities and claim developments for certain reinsurance coverages written for affiliated parties detailed in the table below.


                                                        1994     1995     1996    1997     1998     1999     2000    2001     2002
------------------------------------------------------------------------------------------------------------------------------------
Liabilities, net and gross of reinsurance for unpaid
  claims and claim adjustment expenses excluded           $495     $550     $500     $505    $501     $456     $459     $423    $453
====================================================================================================================================


The following table reconciles the Loss Development Table to the Consolidated Financial Statements:

                                    2002      2001       2000
------------------------------------------------------------------
Loss Development Table:
  Gross reserves                  $   16,706  $ 16,613 $   15,728
  Exclusion of international
   subsidiaries                           --        --        106
  Reinsurance - affiliated parties       453       423        459
==================================================================
Gross reserves per
  Consolidated Financial
  Statements (see Note 7)         $   17,159  $ 17,036 $   16,293
==================================================================

The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2002. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2002 for the indicated accident year(s).

                                   EFFECT OF NET RESERVE RE-ESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                         CALENDAR YEAR
                           ---------------------------------------------------------------------------------------------------------
                             1993      1994     1995      1996      1997     1998      1999      2000     2001      2002    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
By Accident year
  1992 & Prior                 $259      $213     $212    $1,122      $102      $56      $(48)      $86     $(28)     $(58)  $1,916
  1993                                   (119)     (14)      (37)      (39)     (29)       29       (33)     (36)      (20)    (298)
  1994                                              45        38       (78)     (41)      (12)      (47)     (43)       (1)    (139)
  1995                                                      (159)       19      (59)      (99)      (26)     (22)        7     (339)
  1996                                                                 (23)     (45)      (48)      (95)     (28)       13     (226)
  1997                                                                          (57)     (104)      (55)      30        36     (150)
  1998                                                                                     57        42       71        39      209
  1999                                                                                               88       51        92      231
  2000                                                                                                       121       137      258
  2001                                                                                                                 (14)     (14)
------------------------------------------------------------------------------------------------------------------------------------
  Total                        $259       $94     $243      $964      $(19)   $(175)    $(225)     $(40)    $116      $231   $1,448
====================================================================================================================================


CEDED REINSURANCE

Consistent with industry practice, The Hartford cedes insurance risk to reinsurance companies. For Property & Casualty operations, these reinsurance arrangements are intended to provide greater diversification of business and limit The Hartford's maximum net loss arising from large risks or catastrophes.

A major portion of The Hartford's property and casualty reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with reinsurers that protect it against a specified part or all of certain losses over stipulated amounts.

Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company's monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers.

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantee and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment activities are primarily divided between Life and Property & Casualty and are managed based on the underlying characteristics and nature of their respective liabilities.

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


EMPLOYEES

The Hartford had approximately 29,000 employees as of December 31, 2002.

AVAILABLE INFORMATION

The Hartford files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that The Hartford files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including The Hartford, that file electronically with the SEC. The public can obtain any documents that The Hartford files with the SEC at http://www.sec.gov.

The Hartford also makes available free of charge on or through its Internet website (http://thehartford.com) The Hartford's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.8 million square feet. In addition, The Hartford leases approximately 6.5 million square feet throughout the United States and 37 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all nine operating segments, depending on the location. (For more information on operating segments see Part 1, Item 1, Business of The Hartford - Reporting Segments.) The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), below and the uncertainties discussed in Note 16(b) of Notes to Consolidated Financial Statements under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

Hartford Accident and Indemnity Company ("Hartford A&I"), a subsidiary of the Company, issued primary general liability policies to MacArthur during the period 1967 to 1976. MacArthur sought coverage for asbestos-related claims from Hartford A&I under these policies beginning in 1978. During the period between 1978 and 1987, Hartford A&I paid its full aggregate limits under these policies plus defense costs. In 1987, Hartford A&I notified MacArthur that its available limits under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies.

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking for the first time additional coverage for asbestos bodily injury claims under The Hartford A&I primary policies. MacArthur seeks additional coverage on the theory that Hartford A&I has exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The complaint seeks a declaration of coverage and unquantified damages. Hartford A&I has moved for summary judgment dismissing MacArthur's claims with prejudice. MacArthur has moved to dismiss the action without prejudice. Both motions are pending.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization to be filed by MacArthur. USF&G provided at least 12 years of primary general liability coverage to MacArthur, but, unlike Hartford A&I, had denied coverage and had refused to pay for defense or indemnity.

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved current claims and future demands, is currently unknown. On Hartford A&I's motion, the court stayed the action until March 3, 2003, to allow the New York federal court time to rule first on the motions pending there.

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that it will seek to have the full amount of its current and future asbestos liability estimated in conjunction with plan confirmation. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total estimated liability, including unliquidated claims and future demands, less the amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage.

Hartford A&I intends to defend the MacArthur actions vigorously. Based on the information currently available, management believes that Hartford A&I's liability, if any, to MacArthur will not be finally resolved for at least a year and most probably not for several years. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, in which venue Hartford A&I's liability, if any, will be determined; whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

In addition, on May 14, 2002, The Hartford announced its participation, along with several dozen other insurance carriers, in a settlement in principle with its insured, PPG Industries ("PPG"), of litigation arising from asbestos exposures involving Pittsburgh Corning Corporation, which is 50% owned by PPG. (For further discussion, see Note 16(b) of Notes to Consolidated Financial Statements.)

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al., in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, LLC ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge for this matter in the first quarter of 2002 to increase litigation reserves. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of The Hartford during the fourth quarter of 2002.


PART II

ITEM 5.  MARKET FOR THE HARTFORD'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Hartford's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HIG".

The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

                           1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
-----------------------------------------------------------------
2002
Common Stock Price
   High                     $68.56     $69.97    $58.63   $50.10
   Low                       59.93      58.04     41.00    37.38
Dividends Declared            0.26       0.26      0.26     0.27

2001
Common Stock Price
   High                     $67.75     $70.46    $69.28   $62.83
   Low                       55.15      56.88     50.10    53.91
Dividends Declared            0.25       0.25      0.25     0.26
=================================================================

As of February 19, 2003, the Company had approximately 115,000 shareholders. The closing price of The Hartford's common stock on the NYSE on February 19, 2003 was $37.11.

On October 24, 2002, The Hartford's Board of Directors declared a quarterly dividend of $0.27 per share payable on January 2, 2003 to shareholders of record as of December 2, 2002. The dividend represented a 4% increase from the prior quarter. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

                                                   ITEM 6. SELECTED FINANCIAL DATA
                                    (IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)


                                                               2002           2001          2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                        $   15,907     $   15,147     $   14,703    $    13,528    $    15,022
Income before cumulative effect of accounting
  changes [2]                                                  1,000            541            974            862          1,015
Net income [2] [3]                                             1,000            507            974            862          1,015
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                              $  182,043     $  181,593     $  171,951    $   167,486    $   150,632
Long-term debt                                                 2,596          1,965          1,862          1,548          1,548
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debentures                                     1,468          1,412          1,243          1,250          1,250
Total stockholders' equity                                    10,734          9,013          7,464          5,466          6,423
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
BASIC EARNINGS PER SHARE [2]
   Income before cumulative effect of accounting changes
    [2]                                                   $     4.01     $     2.27     $     4.42    $      3.83    $      4.36
    Net income [2] [3]                                          4.01           2.13           4.42           3.83           4.36
DILUTED EARNINGS PER SHARE [2]
   Income before cumulative effect of accounting changes
    [2]                                                         3.97           2.24           4.34           3.79           4.30
    Net income [2] [3]                                          3.97           2.10           4.34           3.79           4.30
Dividends declared per common share                             1.05           1.01           0.97           0.92           0.85
------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Mutual fund assets [4]                                    $   15,321     $   16,809     $   11,432    $     6,374    $     2,506
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [5]                           99.2          112.4          102.4         103.3          102.9
====================================================================================================================================

[1] 2001 includes a $91 reduction in premiums from reinsurance cessions related to September 11. 1998 includes $541 related to the recapture of an in-force block of COLI business from MBL Life Assurance Co. of New Jersey. Also, 1998 includes revenues from London & Edinburgh, which was sold in November 1998, of $1,117.
[2] 2002 includes $76 tax benefit in Life, $11 after-tax expense in Life related to Bancorp and an $8 after-tax benefit in Life's September 11 exposure. 2001 includes $440 of losses related to September 11 and a $130 tax benefit at Life.
[3] 2001 includes a $34 after-tax charge ($0.14 per basic and per diluted share) related to the cumulative effect of accounting changes for the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".
[4] Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets on the Company's balance sheet.
[5] Represents statutory ratio. 2001 includes the impact of September 11. Excluding the impact of September 11, the 2001 combined ratio was 103.4.

Outlined in the table below are United States Industry Combined Ratios for each of the five years ended December 31:


                                                               2002           2001          2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
United States Industry Combined Ratios  [1]                     105.7          116.0          110.1         107.8          105.6
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents statutory ratio. U.S. Industry Combined Ratio information obtained from A.M. Best. Combined ratio for 2002 is an A.M. Best estimate prepared as of January 2003.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA, UNLESS OTHERWISE STATED)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of December 31, 2002, compared with December 31, 2001, and its results of operations for each of the three years in the period ended December 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements  contained herein (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation, in particular, significant uncertainty with regard to the outcome of the Company's current dispute with Mac Arthur Company and its subsidiary, Western MacArthur Company (collectively or individually, "MacArthur"); the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain impact on the Company of the Bush Administration's budget proposals relating to the distribution of nontaxable dividends to shareholders and the creation of new tax-favored individual savings accounts; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Critical Accounting Estimates                               17
Consolidated Results of Operations: Operating Summary       23
Life                                                        27
Investment Products                                         29
Individual Life                                             30
Group Benefits                                              31
Corporate Owned Life Insurance (COLI)                       32
Property & Casualty                                         33
Business Insurance                                          36
Personal Lines                                              37
Specialty Commercial                                        38
Reinsurance                                                 40
Other Operations (Including Asbestos and
   Environmental Claims)                                    41
Investments                                                 46
Capital Markets Risk Management                             50
Capital Resources and Liquidity                             64
Effect of Inflation                                         71


--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves; valuation of investments and derivative instruments; deferred policy acquisition costs; pension and other postretirement benefits; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

RESERVES

LIFE

Life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves, which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Life reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the portion surrendered. The Company records the death benefit costs, net of reinsurance, when deaths occur.

For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

PROPERTY & CASUALTY

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims made under policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair, (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured, (3) changes in the litigious environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process, (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages, (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages, (6) changes in the regulatory environment regarding rates, rating plans and policy forms, (7) changes in the legislative environment regarding the definition of damages and
(8) new types of injuries caused by new types of exposure to injury: past examples include breast implants, tobacco products, lead paint, construction defect and blood product contamination. Reserve estimates can also change over time because of changes in internal company operations. Potential internal factors include (1) periodic changes in claims handling procedures, (2) growth in new lines of business where exposure and loss development patterns are not well established or (3) changes in the quality of risk selection in the underwriting process. In the case of reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.

The Hartford, like other insurance companies, categorizes and tracks its insurance reserves by "line of business", such as general liability, commercial multi-peril, workers' compensation, auto bodily injury, homeowners and assumed reinsurance. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. Adjustments to previously established reserves, if any, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses.

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford's property and casualty businesses at December 31, 2002 represent the Company's best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management's estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford's results of operations, financial condition and liquidity.

ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos- and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

In establishing asbestos reserves, The Hartford evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. In the course of this evaluation, The Hartford considers: available insurance coverage, including the role of any umbrella or excess insurance The Hartford has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including whether some or all of the asbestos claims for which the insured seeks coverage are products or completed operations claims subject to the aggregate limit.

In establishing environmental reserves, The Hartford evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. In the course of this analysis, The Hartford considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, The Hartford considers numerous facts that are unique to each insured, to the extent known, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between The Hartford and the insured, including the role of any umbrella or excess insurance The Hartford has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction.

For both asbestos and environmental reserves, The Hartford also compares its historical direct net loss and expense paid and incurred experience, and net loss and expense paid and incurred experience year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.

Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, The Hartford calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company's experience with reinsurance collections.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the customer's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies in assessing its potential asbestos exposures. At any time, The Hartford may be conducting an analysis of newly identified information and completion of exposure analyses could cause The Hartford to change its estimates of its asbestos reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

VALUATION OF INVESTMENTS AND DERIVATIVE INSTRUMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and the change in amortization of deferred policy acquisition costs, reflected in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). Policy loans are carried at outstanding balance, which approximates fair value. Other invested assets consist primarily of limited partnership investments that are accounted for by the equity method. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices or broker quotations when available. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

One of the significant estimations inherent in the valuation of investments is the evaluation of other than temporary impairments. The evaluation for other than temporary impairments is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, are subjected to an enhanced analysis on a quarterly basis.
Such characteristics include, but are not limited to: a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for corporate issued securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and
(d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), Emerging Issues Task Force ("EITF") Issue No. 99-20,
"Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", requires the Company to periodically update its best estimate of cash flows over the life of the security. If management estimates that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

DEFERRED POLICY ACQUISITION COSTS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs ("DAC"). At December 31, 2002 and 2001, the carrying value of the Company's Life operations' DAC was $5.2 billion and $5.0 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs") from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and 2001. For all other products including fixed annuities and other universal life-type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company's long-term assumption of 9% and that a revision is likely if the overall separate account fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as "unlocking") the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' money held in the separate accounts are invested in the equity market. As of December 31, 2002, separate account assets could fall 25% and the Company believes its DAC asset would still be recoverable.

PROPERTY & CASUALTY

The Property & Casualty operations also incur costs, including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property casualty insurance business and are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. For the years ended December 31, 2002, 2001 and 2000, no material amounts of deferred acquisition costs were charged to expense based on the determination of recoverability.

PENSION AND OTHER POSTRETIREMENT BENEFIT OBLIGATIONS

Pursuant to accounting principles related to the Company's pension and other postretirement benefit obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to estimate the related liabilities and expense each period. The two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return. In determining the discount rate assumption, the Company utilizes information provided by its plan actuaries. In particular, the Company uses an interest rate yield curve developed and published by its plan actuaries. The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. Discounting the cash flows of the Company's pension plan using this yield curve, it was determined that 6.50% is the appropriate discount rate as of December 31, 2002 to calculate the Company's accrued benefit cost liability. Accordingly, the 6.50% discount rate will also be used to determine the Company's 2003 pension expense.

The Company determines the long-term rate of return assumption for the pension plan's asset portfolio based on analysis of the portfolio's historical rates of return balanced with future long-term return expectations. Based on its long-term outlook with respect to the markets, which has been influenced by the poor equity market performance in recent years as well as the recent decline in fixed income security yields, the Company lowered its long-term rate of return assumption from 9.75% to 9.00% as of December 31, 2002.

To illustrate the impact of these assumptions on annual pension expense for 2003 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $12, and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $5.

CONTINGENCIES

Management follows the requirements of SFAS No. 5 "Accounting for Contingencies". This statement requires management to evaluate each contingent matter separately. The evaluation is a two-step process, including: determining a likelihood of loss, and, if a loss is probable, developing a potential range of loss. Management establishes reserves for these contingencies at its "best estimate", or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and tax matters, which are inherently difficult to evaluate and subject to significant changes.


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OVERVIEW                                                                             2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $      10,301      $       9,409     $        8,941
Fee income                                                                            2,577              2,633              2,484
Net investment income                                                                 2,953              2,850              2,674
Other revenue                                                                           476                491                459
Net realized capital gains (losses)                                                    (400)              (236)               145
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             15,907             15,147             14,703
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        9,524              9,764              8,419
Amortization of deferred policy acquisition costs and present value of
   future profits                                                                     2,241              2,214              2,213
Insurance operating costs and expenses                                                2,317              2,037              1,958
Goodwill amortization                                                                    --                 60                 28
Other expenses [1]                                                                      757                731                667
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        14,839             14,806             13,285
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
             EFFECT OF ACCOUNTING CHANGES                                             1,068                341              1,418
Income tax expense (benefit)                                                             68               (200)               390
------------------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF
           ACCOUNTING CHANGES                                                         1,000                541              1,028
Minority interest in consolidated subsidiary                                             --                 --                (54)
------------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       1,000                541                974
Cumulative effect of accounting changes, net of tax [2]                                  --                (34)                --
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME [3]                                                               1,000                507                974
Less:    Restructuring charges, net of tax                                               --                (11)                --
         Loss from early retirement of debt, net of tax                                  --                 (8)                --
         Cumulative effect of accounting changes, net of tax [2]                         --                (34)                --
         Net realized capital gains (losses), after-tax                                (250)              (164)                12
------------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME [3]                                                 $       1,250      $         724      $         962
------------------------------------------------------------------------------------------------------------------------------------

[1] For the year ended December 31, 2001, includes $16 of restructuring charges and $13 of accelerated amortization of issuance costs on the Company's 8.35% Cumulative Quarterly Income Preferred Securities, which were redeemed on December 31, 2001.
[2] Represents the cumulative impact of the Company's adoption of SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" of $(23) and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" of $(11).
[3] 2002 includes a $76 tax benefit at Life, $11 after-tax expense at Life related to Bancorp Services, LLC litigation ("Bancorp") and $8 after-tax benefit in Life's September 11 exposure. 2001 includes $440, after-tax, of losses related to September 11 and a $130 tax benefit at Life.


The Hartford defines "operating income" as after-tax operational results excluding, as applicable, net realized capital gains and losses, restructuring charges, losses from early retirement of debt and the cumulative effect of accounting changes. Operating income is a performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

OPERATING RESULTS

2002 COMPARED TO 2001 - Revenues increased $760, or 5%. This increase was driven by strong earned premium growth within Business Insurance, Personal Lines and Specialty Commercial whose premiums increased by $496, $237 and $200, respectively. Also contributing to the growth was a $61 increase in fee income for the Individual Life segment. Additionally, 2001 revenues included a reduction of $91 in Property & Casualty earned premiums, resulting from additional reinsurance cessions related to September 11. Partially offsetting the increases described above were higher net realized capital losses, which were $400 in 2002 compared with $236 in 2001. The increase in the net realized capital losses was due primarily to other than temporary write-downs of corporate and asset-backed securities including those in the telecommunication, utility and airline industries.

Operating income increased $526, or 73%. The increase was partially due to $440 in losses, after-tax and net of reinsurance, included in 2001 results related to September 11 and the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which precluded the amortization of goodwill beginning on January 1, 2002. The Company's goodwill totaled $52, after-tax, in 2001. Improved underwriting results in Property & Casualty, as well as increased operating income in the Group Benefits segment, also contributed to the increase. Partially offsetting the increase was lower operating income in the Investment Products segment.

Net income increased $493, or 97%. The increase was due primarily to the growth in operating income described in the paragraph above, partially offset by higher after-tax net realized capital losses in 2002 compared to 2001.

2001 COMPARED TO 2000 -- Revenues increased $444, or 3%. Included in revenues in 2001 was a $91 reduction in Property & Casualty earned premiums, resulting from additional reinsurance cessions related to September 11. The increase in revenues was related to continued new business growth in the Group Benefits segment, increased fee income in Individual Life, primarily as a result of the April 2001 acquisition of the United States individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis" or "Fortis Financial Group") and earned premium growth in most of the Property & Casualty segments. (For further discussion of the Fortis acquisition, see Note 18(a) of Notes to Consolidated Financial Statements.) Also contributing to the increase was higher net investment income, primarily due to income earned on fixed maturities. These increases were partially offset by a decrease in revenues in the Other Operations segment, reflecting the sales of Property & Casualty's international subsidiaries.

Operating income decreased $238, or 25%. This decrease was primarily the result of $440 of losses, after-tax and net of reinsurance, related to September 11. Also contributing to the decline were decreased underwriting results in the Personal Lines and Reinsurance segments. Partially offsetting the decrease were a $130 tax benefit at Hartford Life, Inc. ("HLI"), primarily the result of the favorable treatment of certain tax matters related to separate account investment activity during the 1996-2000 tax years and increased operating income in Life's four operating segments.

Net income decreased $467, or 48%. The decrease was due primarily to the decline in operating income described above. In addition, net realized capital losses were $236 in 2001, compared with net realized capital gains of $145 in 2000. The change in net realized capital losses resulted from other than temporary impairments on fixed maturities in 2001.

NET REALIZED CAPITAL GAINS AND LOSSES

See "Investment Results" in the Investments section.

INCOME TAXES

The effective tax rate for 2002, 2001 and 2000 was 6%, (59)% and 28%, respectively. Excluding the impacts of September 11, net realized capital losses and the HLI federal tax benefits of $76, $130 and $24 in 2002, 2001 and 2000, respectively, the effective tax rate for 2002 was 20% compared with 19% and 22%, respectively, for 2001 and 2000. Tax-exempt interest earned on invested assets and the separate account dividends received deduction were the principal causes of effective rates being lower than the 35% United States statutory rate in all years. Income taxes paid (received) in 2002, 2001 and 2000 were $(102), $(52) and $95, respectively. (For additional information, see Note 15 of Notes to Consolidated Financial Statements.)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Prior to the June 27, 2000 acquisition of all of the outstanding shares of HLI that The Hartford did not already own ("The HLI Repurchase"), the minority interest in the consolidated subsidiary's operating results represented approximately 19%.

PER COMMON SHARE

The following table represents earnings per common share data for the past three years:

                                       2002     2001      2000
-----------------------------------------------------------------
Basic earnings per share               $4.01    $2.13      $4.42
Diluted earnings per share             $3.97    $2.10      $4.34
Weighted average common shares
   outstanding                         249.4    237.7      220.6
Weighted average common shares
   outstanding and dilutive
   potential common shares             251.8    241.4      224.4
=================================================================

ADOPTION OF FAIR-VALUE RECOGNITION PROVISIONS FOR STOCK COMPENSATION


In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

Beginning in January 2003, the Company adopted the fair-value recognition provisions of accounting for employee stock compensation under SFAS No. 123. The Company believes the use of the fair-value method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation.

The Company had applied the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to the Company's stock-based compensation plans, including non-option plans, was $6, $8 and $23 after-tax, respectively. The expense related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Notes 1(f) and 11 of Notes to Consolidated Financial Statements.)

SFAS No. 123 permits companies either to use the fair-value method and recognize compensation expense upon the issuance of stock options, thereby lowering earnings, or, alternatively, to disclose the pro-forma impact of the issuance.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.


                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions, except for per share data)                                               2002              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                           $     1,000       $       507      $       974
Add:  Stock-based employee compensation expense included in reported net
   income, net of related tax effects [1]                                                   3                 2                1
Deduct:  Total stock-based employee compensation expense determined under the
   fair value method for all awards, net of related tax effects                           (56)              (46)             (37)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income [2]                                                          $       947       $       463      $       938
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic - as reported                                                            $      4.01       $      2.13      $      4.42
   Basic - pro forma [2]                                                          $      3.80       $      1.95      $      4.25
   Diluted - as reported                                                          $      3.97       $      2.10      $      4.34
   Diluted - pro forma [2]                                                        $      3.76       $      1.92      $      4.18
------------------------------------------------------------------------------------------------------------------------------------

[1] Excludes impact of non-option plans of $3, $6 and $22 for the years ended December 31, 2002, 2001 and 2000, respectively.
[2] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 1.6% for 2002, 1.6% for 2001 and 1.5% for 2000; expected price variability of 40.8% for 2002, 29.1% for 2001 and 35.7% for 2000; risk-free interest rates of 4.27% for 2002 grants, 4.98% for 2001 grants and 6.41% for 2000 grants; and expected lives of six years for 2002, six years for 2001 and four years for 2000.

The use of the fair value recognition method results in compensation expense being recognized in the financial statements in different amounts and in different periods than the related income tax deduction. Generally, the compensation expense recognized under SFAS No. 123 will result in a deferred tax asset since the stock compensation expense is not deductible for tax until the option is exercised. Deferred tax assets arising under SFAS No. 123 will be evaluated as to future realizability to determine whether a valuation allowance is necessary.

SEGMENT RESULTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to The HLI Repurchase, capital raised in 2002 that was not contributed to the Company's insurance subsidiaries and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in an Other category its international operations, which are primarily located in Japan and Latin America; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, and income taxes.

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income, utilizing the duration of the segment's investment portfolios.

The following is a summary of net income and operating income for each of the Company's Life segments and aggregate net income and operating income for the Company's Property & Casualty operations.



NET INCOME
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Life
    Investment Products                                                      $          432     $          463     $          424
    Individual Life                                                                     133                121                 79
    Group Benefits                                                                      128                106                 90
    COLI                                                                                 32                 37                 34
    Other                                                                              (168)               (42)               (52)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                              557                685                575
Property & Casualty
    North American                                                                      482               (125)               466
    Other Operations                                                                    (13)                10                 28
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                               469               (115)               494
Corporate                                                                               (26)               (63)               (95)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET INCOME                                                             $        1,000     $          507     $          974
====================================================================================================================================

OPERATING INCOME
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Life
    Investment Products                                                      $          432     $          463     $          424
    Individual Life                                                                     133                121                 79
    Group Benefits                                                                      128                106                 90
    COLI                                                                                 32                 37                 34
    Other                                                                                28                 73                  5
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                              753                800                632
Property & Casualty
    North American                                                                      519                (20)               412
    Other Operations                                                                      4                  6                 17
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                               523                (14)               429
Corporate                                                                               (26)               (62)               (99)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                                                       $        1,250     $          724     $          962
====================================================================================================================================

The following is a summary of North American underwriting results by underwriting segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS (BEFORE-TAX)
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Business Insurance                                                            $          44      $           3      $         (50)
Personal Lines                                                                          (46)               (78)                 2
Specialty Commercial                                                                    (23)               (95)              (103)
Reinsurance                                                                             (59)              (149)               (73)
------------------------------------------------------------------------------------------------------------------------------------
     Underwriting results excluding September 11                                        (84)              (319)              (224)
     September 11                                                                        --               (647)                --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                $         (84)     $        (966)     $        (224)
====================================================================================================================================


In the sections that follow, the Company analyzes the results of operations of its various segments using the performance measurements that the Company believes are meaningful.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

Life provides investment and retirement products such as variable and fixed annuities; mutual funds and retirement plan services; individual and corporate owned life insurance; and group benefit products, such as group life and group disability insurance.

Life derives its revenues principally from: (a) fee income, including asset management fees on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums;
(c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity, variable life products and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

Life's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company and other general business expenses.

Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers. The level of assets under management is generally impacted by equity market performance, persistency of the in-force block of business, sales and other deposits, as well as any acquired blocks of business.



OPERATING SUMMARY [1]
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Fee income                                                                    $       2,577      $       2,633     $        2,484
Earned premiums                                                                       2,187              2,142              1,886
Net investment income                                                                 1,858              1,779              1,592
Other revenue                                                                           120                128                116
Net realized capital losses                                                            (317)              (133)               (88)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              6,425              6,549              5,990
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        3,648              3,611              3,162
Insurance operating costs and expenses                                                1,438              1,390              1,281
Amortization of deferred policy acquisition costs and present value of
   future profits                                                                       628                642                671
Goodwill amortization                                                                    --                 24                  6
Other expenses                                                                          144                117                 82
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         5,858              5,784              5,202
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
             CHANGES                                                                    567                765                788
Income tax expense                                                                       10                 54                213
Cumulative effect of accounting changes, net of tax [2]                                  --                (26)                --
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME [3]                                                                 557                685                575
Less:    Cumulative effect of accounting changes, net of tax [2]                         --                (26)                --
         Net realized capital losses, after-tax                                        (196)               (89)               (57)
------------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME [3]                                                 $         753      $         800      $         632
====================================================================================================================================

[1] Life excludes the effect of The HLI Repurchase, along with the minority interest for pre-acquisition periods, both of which are reflected in Corporate.
[2] For the year ended December 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 of $(23) and EITF Issue No. 99-20 of $(3).
[3] For the year ended December 31, 2002, includes $76 tax benefit related to separate account investment activity and an $8 after-tax benefit related to September 11. Additionally, for the year ended December 31, 2002, includes $11 after-tax expense related to the Bancorp litigation. For the year ended December 31, 2001, includes $130 tax benefit related to separate account investment activity and $20 of after-tax losses related to September 11. For the year ended December 31, 2000, includes $32 tax benefit related to favorable tax items.


As discussed above, Life consists of the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Life includes in an Other category its international operations, which are primarily located in Japan and Latin America, and corporate items not directly allocated to any of its reportable operating segments.

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

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. (For additional information, see Note 18(a) of Notes to Consolidated Financial Statements.)

2002 COMPARED TO 2001 -- Revenues in the Life operation decreased $124, or 2%, primarily driven by realized capital losses of $317 in 2002 as compared to $133 in 2001. (See the Investments section for further discussion of investment results and related realized capital losses.) Additionally, COLI experienced a decline in revenues of $127, or 18%, as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Life operation experienced revenue growth across its other operating segments. Revenues related to the Investment Products segment increased $91, or 4%, as a result of continued growth related to its institutional investment product business, which more than offset the decline of $40, or 3%, in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. The Group Benefits segment experienced an increase in revenues of $75, or 3%, as a result of strong sales to new customers and solid persistency within the in-force block of business. Additionally, Individual Life revenues increased by $68, or 8%, as a result of the Fortis acquisition and increased life insurance in force.

Expenses increased $30, or 1%, due to a lower benefit recorded related to favorable resolution of dividends received deduction ("DRD") related tax items (see also the discussion of DRD tax matter at Note 16(d) of Notes to Consolidated Financial Statements), an increase in benefits and claims of $37, or 1%, due primarily to growth in the Group Benefits segment and higher death benefits in the Investment Products segment, as a result of the lower equity markets and additional expenses related to the Fortis acquisition. These increases were offset by a decrease in income tax expense due to lower pre-tax income as compared to a year ago. Expenses increased $122, or 6%, in the Investment Products segment, principally related to the growth in the institutional investment product business and a $31 increase in death benefits related to the individual annuity operation, as a result of depressed contractowner account values driven by the lower equity markets. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note 16(a) of Notes to Consolidated Financial Statements.) Also included in expenses was an after-tax benefit of $8, recorded within "Other", associated with favorable development related to Life's estimated September 11 exposure.

Net income and operating income decreased $128, or 19%, and $47, or 6%, respectively, due to the decline in revenues and increase in expenses described above. In 2002, Life recognized an $8 after-tax benefit due to favorable development related to September 11. In 2001, Life recorded a $20 after-tax loss related to September 11. Excluding the impact of September 11, net income decreased $156, or 22%, and operating income decreased $75, or 9%. Net income for the Investment Products segment was down $31, or 7%, as growth in the other investment products businesses, particularly institutional investment products, was more than offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. COLI net income decreased $5, or 14%. Excluding the impact of September 11, COLI's net income decreased $7, or 18%, primarily the result of the charge associated with the Bancorp litigation. The declines in net income for those segments were partially offset by increases in net income for the Group Benefits and Individual Life segments. Group Benefits earnings increased $22, or 21%. Excluding the impact of September 11, Group Benefits net income increased $20, or 19%. The increases were principally driven by ongoing premium growth and stable loss and expense ratios and improving loss ratios. Individual Life net income increased $12, or 10%. Excluding the impact of September 11, Individual Life's net income increased $9, or 7%, as the result of the Fortis acquisition. Net income for Other decreased $126 and operating income decreased $45, or 62%. In 2002, Life recognized an $8 after-tax benefit due to favorable development related to September 11 in Other. In 2001, Life recorded a $13 after-tax loss related to September 11 in Other. Excluding the impact of September 11, Other net income decreased $147 and operating income decreased $66, or 77%. The decline in net income of the Other segment is principally due to higher realized capitalized losses and a lower tax benefit recorded in 2002 compared to 2001 as discussed above.

2001 COMPARED TO 2000 -- Revenues increased $559, or 9%, primarily related to the growth across each of Life's primary operating segments, particularly the Individual Life and Group Benefits segments, where revenues increased $250, or 39%, and $300, or 14%, respectively. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Investment Products segment also contributed to the revenue increase as a result of higher fee income in the retail mutual fund business and higher net investment income in the institutional business. Revenues related to the Company's Individual Annuity business were down $46, or 3%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were below prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Benefits claims and expenses increased $582, or 11%, primarily associated with the growth in Life revenues discussed above.

Net income increased $110, or 19%, and operating income increased $168, or 27%, led by the Individual Life and Group Benefits segments, where net income increased $42, or 53%, and $16, or 18%, respectively. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $20 loss associated with the impact of September 11. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of September 11, net income increased $32, or 6%, and operating income increased $90, or 15%, for the year ended December 31, 2001, as each of the Company's operating segments experienced growth from the prior year.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $        1,518     $        1,620     $        1,639
Net investment income                                                                 1,079                886                741
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              2,597              2,506              2,380
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          944                819                700
Insurance operating costs and other expenses                                            648                608                551
Amortization of deferred policy acquisition costs                                       444                461                516
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         2,036              1,888              1,767
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                    561                618                613
Income tax expense                                                                      129                155                189
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                         $          432     $          463     $          424
          --------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                   $       64,343     $       74,581     $       78,174
Other individual annuity account values                                              10,565              9,572              9,059
Other investment products account values                                             19,921             19,322             17,376
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                                        94,829            103,475            104,609
Mutual fund assets under management                                                  15,321             16,809             11,432
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                   $      110,150     $      120,284     $      116,041
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

2002 COMPARED TO 2001 -- Revenues in the Investment Products segment increased $91, or 4%. These increases in revenues are primarily driven by growth in the institutional investment product business, where related assets under management increased $669, or 7%, to $9.7 billion as of December 31, 2002. This revenue increase was partially offset by lower fee income related to the individual annuity operation as average account values decreased from $85.7 billion to $79.5 billion compared to prior year, primarily due to the lower equity markets.

Expenses increased $122, or 6%, driven by increases of $84, or 11%, in interest credited on general account assets, $61, or 6%, in commissions and wholesaling expenses, and $31 in individual annuity death benefit costs due to the lower equity markets, and an increase of $37, or 23%, in operating expenses incurred by other investment products, primarily driven by the mutual fund business. Partially offsetting these increases was a $34, or 8%, decrease in amortization of deferred policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income decreased $31, or 7%, driven by the continued lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation. The decrease in individual annuity revenues was significantly offset by growth in revenues related to other investment products, particularly the institutional investment product business. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk".)

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

Benefits, claims and expenses increased $121, or 7%, driven by higher interest credited and insurance operating expenses related to other investment products consistent with the revenue growth described above. Interest credited related to other investment products increased $83, or 18%, while insurance operating expenses increased $44, or 17%. Also, individual annuity benefits and claims expenses increased $35, or 14%, principally due to the business acquired from Fortis and higher death benefits resulting from the lower equity markets in 2001. Individual annuity's insurance operating costs increased $13, or 4%, due to the business acquired from Fortis. Excluding Fortis, individual annuity's operating expenses decreased $39, or 4%, from prior year, driven by management's continued focus on maintaining operating expense levels. Partially offsetting the increase in benefits, claims and insurance operating costs was a decrease in amortization of deferred policy acquisition costs resulting from the lower gross profits associated with the individual annuity business. In addition, income tax expense for the twelve months ended December 31, 2001, was $118, a $45, or 28%, decrease due to lower pretax operating income and the ongoing tax impact related to separate account investment activity.

Net income increased $39, or 9%. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of Fortis and the lower effective tax rate related to the individual annuity business.

OUTLOOK

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. One factor which could impact the Investment Products segment is the President's 2004 budget proposal. See Capital Resources and Liquidity section under "Legislative Initiatives" for further discussion of this proposed legislation.

The individual annuity segment continues to be impacted by the lower equity markets in terms of lower assets under management. However, the Company experienced strong sales of annuities which were $11.6 billion in 2002 as compared to $10.0 billion in 2001. Partially contributing to the growth in sales is The Hartford's introduction of Principal First, a guaranteed withdrawal benefit rider, which was developed in response to the customers' needs. Based on VARDS, the Company had 9.4% market share as of December 31, 2002 as compared to 8.7% at December 31, 2001. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Equity Risk".)

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. For example, The Hartford introduced a tax advantaged college savings product ("529 plan") in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. The SMART 529 product complements HLI's existing offering of investment products (mutual funds, variable annuities, 401(k), 457 and 403(b) plans). It also leverages the Company's capabilities in distribution, service and fund performance. In its first year the SMART 529 product has been well received by many Americans saving for college.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                     2002              2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $          697     $         647     $          459
Net investment income                                                                   261               243                181
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                958               890                640
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          443               385                274
Amortization of deferred policy acquisition costs                                       160               168                145
Insurance operating costs and other expenses                                            159               159                103
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           762               712                522
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                    196               178                118
Income tax expense                                                                       63                57                 39
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                         $          133     $         121     $           79
          --------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                 $        3,648     $       3,993     $        2,947
Total account values                                                         $        7,557     $       7,868     $        5,849
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                             $       66,715     $      61,617     $       33,460
Total life insurance in force                                                $      126,680     $     120,269     $       75,113
====================================================================================================================================


The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2002 COMPARED TO 2001 -- Revenues in the Individual Life segment increased $68, or 8%, primarily driven by business growth, including the impact of the Fortis transaction. However, the Company sold $173 of new business in 2002, as compared to $228 in 2001.

Expenses increased $56, or 7%, principally driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience
(expressed as death claims as a percentage of net amount at risk) for 2002 increased as compared to the prior year, but was in line with management's expectations.

Net income increased $12, or 10%. Individual Life incurred an after-tax charge of $3 related to September 11 in the third quarter of 2001. Excluding this charge, Individual Life's earnings increased $9, or 7%, for the year ended December 31,

2002, due to the contribution to earnings from the Fortis transaction.

2001 COMPARED TO 2000 -- Revenues in the Individual Life segment increased $250, or 39%, primarily due to the business acquired from Fortis. Fee income, including cost of insurance charges, increased $180, or 40%, driven principally by growth in the variable life business, where account values increased $1.0 billion, or 35%, and life insurance in-force increased $28.2 billion, or 84%, from 2000. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $66, or 34%, consistent with the growth in related account values.

Benefits, claims and expenses increased $190, or 36%, due principally to the growth in revenues described above. Although death benefits were higher in 2001 than the prior year as a result of the increase in life insurance in-force, year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was within pricing assumptions. Net income increased $42, or 53%, primarily due to the revenue growth described above. Individual Life incurred an after-tax loss of $3 related to September 11. Excluding this loss, net income increased $45, or 57%, primarily due to the growth factors described above.

OUTLOOK

Individual Life sales continue to be impacted by the lower equity markets, uncertainty surrounding estate tax legislation and aggressive competition from universal life providers. However, The Hartford's acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above. Additionally, The Hartford continues to introduce new and enhanced products, which are expected to increase universal life sales.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2002               2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                    $        2,327     $        2,259     $        1,981
Net investment income                                                                   255                248                226
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              2,582              2,507              2,207
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        1,878              1,874              1,643
Insurance operating costs and other expenses                                            541                498                450
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         2,419              2,372              2,093
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                    163                135                114
Income tax expense                                                                       35                 29                 24
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                          $          128     $          106     $           90
====================================================================================================================================

The Hartford is a leading provider of group benefits, and through this segment, sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2002 COMPARED TO 2001 -- Revenues in the Group Benefits segment increased $75, or 3%, and excluding buyouts, increased $159, or 7%, driven primarily by growth in premiums, which increased $66, or 3%. The growth in premiums was due to an increase of $281, or 14%, in fully insured ongoing premiums, as a result of steady persistency and pricing actions on the in-force block of business and strong sales to new customers. Offsetting this increase was a decrease in military Medicare supplement premiums of $131 resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Additionally, premium revenues for 2002 were offset by an $84 decrease in total buyouts. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout market place, the predictability of buyout premiums is uncertain. Fully insured ongoing sales were $597, an increase of $66, or 12%.

Expenses increased $53, or 2%, and excluding buyouts, increased $137, or 6%. The increase in expenses is consistent with the growth in revenues previously described. Benefits and claims expenses, excluding buyouts, increased $88, or 5%. The segment's loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations, excluding buyouts) was 81% down slightly from 82% in 2001. Insurance operating costs and other expenses increased $43, or 9%, due to the fully insured ongoing premium growth previously described and continued investments in technology and service. The segment's expense ratio of insurance operating costs and other expenses to premiums and other considerations was approximately 23%, consistent with prior year.

Net income increased $22, or 21%. Group Benefits incurred an after-tax charge of $2 related to September 11 in the third quarter of 2001. Excluding this charge, earnings increased $20, or 19%, for the year ended December 31, 2002 compared to a year ago. The increase in earnings is due to the increase in premium revenues and favorable loss costs, which was partially offset by increased insurance operating costs and other expenses as previously described.

2001 COMPARED TO 2000 -- Revenues in the Group Benefits segment increased $300, or 14%, driven primarily by growth in premiums, which increased $278, or 14%, due to solid persistency and increased premium rates related to the in-force block of business, and strong sales to new customers. Fully insured ongoing sales for the year ended December 31, 2001 were $531, an increase of $85, or 19%, compared to 2000. Additionally, net investment income increased $22, or 10%, due to the overall growth in the in-force business.

Total benefits, claims and expenses increased $279, or 13%, driven primarily by higher benefits and claims, which increased $231, or 14%. These increases are consistent with the growth in the business described above as the loss ratio has remained relatively consistent compared to the 2000 loss ratio. In addition, expenses other than benefits and claims increased $48, or 11%, for the year ended December 31, 2001, also consistent with the overall growth in the segment.

Net income increased $16, or 18%, driven by overall revenue growth and consistent loss and expense ratios as compared to the prior year. Group Benefits incurred an after-tax loss of $2 related to September 11; excluding this loss, net income increased $18, or 20%.

OUTLOOK

Employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees while attempting to control their benefit costs, management believes that the need the Group Benefits segment's products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for the Group Benefits segment's products and services. Current market conditions, including low interest rates, rising medical costs and cost containment pressure on employers, create a challenging business environment.
However, the Company's strength in claim and risk management, service and distribution will enable the Group Benefits segment to continue to capitalize on market opportunities despite the challenging business environment.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------


OPERATING SUMMARY
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $          316     $          367     $          401
Net investment income                                                                   276                352                366
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                592                719                767
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          401                514                545
Insurance operating costs and expenses                                                   82                 84                102
Dividends to policyholders                                                               62                 66                 67
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           545                664                714
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                                                     47                 55                 53
Income tax expense                                                                       15                 18                 19
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                         $           32     $           37     $           34
          --------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                 $       19,674     $       18,019     $       15,937
Leveraged COLI account values                                                         3,321              4,315              4,978
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                                $       22,995     $       22,334     $       20,915
====================================================================================================================================

The Hartford is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until passage of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2002 COMPARED TO 2001 -- COLI revenues decreased $127, or 18%, primarily related to lower net investment and fee income due to the declining block of leveraged COLI, where related account values declined by $994, or 23%. Net investment income decreased $76, or 22%, while fee income decreased $50, or 14%.

Expenses decreased $122, or 18%, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see Note 16(a) of Notes to Consolidated Financial Statements.)

Net income decreased $5, or 14%, compared to prior year. COLI incurred an after-tax charge of $2 related to September 11 in the third quarter of 2001. Excluding the impact of September 11, COLI's net income decreased $7, or 18%, principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation.

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

Net income increased $3, or 9%, primarily due to the overall growth in variable COLI business and earnings associated with the leveraged COLI business recaptured in 1998. COLI incurred an after-tax charge of $2 related to September 11; excluding this charge, net income increased $5, or 15%.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford's profitability in recent years and will continue to contribute to the profitability of The Hartford in the future, although the level of profit has declined in 2002, as compared to 2001. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.


--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       8,114      $       7,267     $        7,055
Net investment income                                                                 1,075              1,053              1,072
Other revenue [1]                                                                       356                363                343
Net realized capital gains (losses)                                                     (83)              (103)               234
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                              9,462              8,580              8,704
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        5,870              6,146              5,253
Amortization of deferred policy acquisition costs                                     1,613              1,572              1,542
Insurance operating costs and expenses                                                  879                647                677
Goodwill amortization                                                                    --                  3                  5
Other expenses [2]                                                                      559                560                543
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         8,921              8,928              8,020
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
             ACCOUNTING CHANGE                                                          541               (348)               684
Income tax expense (benefit)                                                             72               (241)               190
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   469               (107)               494
Cumulative effect of accounting change, net of tax [3]                                   --                 (8)                --
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME (LOSS) [4]                                                          469               (115)               494
Less:    Restructuring charges, net of tax                                               --                (10)                --
         Cumulative effect of accounting change, net of tax [3]                          --                 (8)                --
         Loss from early retirement of debt, net of tax                                  --                 (8)                --
         Net realized capital gains (losses), after-tax                                 (54)               (75)                65
------------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS) [4]                                          $         523      $         (14)     $         429
------------------------------------------------------------------------------------------------------------------------------------

NORTH AMERICAN PROPERTY & CASUALTY UNDERWRITING RATIOS
Loss ratio [5]                                                                          59.6               70.3               60.8
Loss adjustment expense ratio [5]                                                       11.2               12.5               11.5
Expense ratio [5]                                                                       27.7               29.0               29.7
COMBINED RATIO [5] [6] [7]                                                              99.2              112.4              102.4
====================================================================================================================================

[1]  Primarily servicing revenue.
[2] Includes restructuring charges of $15 for the year ended December 31, 2001 and $13 of accelerated amortization of issuance costs on the Company's 8.35% Cumulative Quarterly Income Preferred Securities which were redeemed on December 31, 2001.
[3] Represents the cumulative impact of the Company's adoption of EITF Issue No. 99-20.
[4]  2001 includes $420 of after-tax losses related to September 11.
[5] For 2001, excluding the impact of September 11, loss ratio was 62.8, loss adjustment expense ratio was 11.4, expense ratio was 28.7 and combined ratio was 103.4.
[6] Includes policyholder dividend ratios of 0.7, 0.5, and 0.5 for the years ended December 31, 2002, 2001 (including and excluding the impact of September 11), and 2000, respectively.
[7] GAAP combined ratios were 99.8, 112.5 (including a 9.0 point impact related to September 11) and 102.9 for the years ended December 31, 2002, 2001 and 2000, respectively.

2002 COMPARED TO 2001 -- Net income increased $584 primarily due to after-tax losses related to September 11 of $420 in 2001, an increase in operating income as discussed below and a decrease in net realized capital losses.

2001 COMPARED TO 2000 -- Net income decreased $609 primarily due to after-tax losses related to September 11 of $420, an increase in net realized capital losses, and a decrease in operating income as discussed below.

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North

American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. Also reported within Property & Casualty is North American, which includes the combined underwriting results of the North American underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest and income taxes.

RATIOS

The previous table and the following segment discussions for the years ended December 31, 2002, 2001 and 2000 include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford's current business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "expense ratio" is the ratio of statutory underwriting expenses (commissions; taxes, licenses and fees; as well as other underwriting expenses) to written premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes and the use of earned premium in the expense ratio rather than written premium.

The following is a summary of Property & Casualty operating income, after-tax. Operating income represents after-tax operating results excluding, as applicable, net realized capital gains or losses, losses from early retirement of debt, the cumulative effect of accounting changes and restructuring charges. Operating income is a performance measure used by The Hartford in the management of its operations. Management believes that this performance measure delineates the results of The Hartford's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business.


                                                                                                2001
                                                                                  ----------------------------------
                                                                                     INCLUDING        EXCLUDING
  (after-tax)                                                          2002         SEPTEMBER 11     SEPTEMBER 11        2000
------------------------------------------------------------------------------------------------------------------------------------
North American
 Underwriting results                                              $       (54)     $      (627)     $       (207)   $      (146)
 Net investment income                                                     736              722               722            695
 Other expenses [1]                                                       (163)            (115)             (115)          (137)
------------------------------------------------------------------------------------------------------------------------------------
     NORTH AMERICAN OPERATING INCOME (LOSS) [2]                            519              (20)              400            412
Other operations operating income [2]                                        4                6                 6             17
------------------------------------------------------------------------------------------------------------------------------------
     PROPERTY CASUALTY OPERATING INCOME (LOSS) [2]                $        523      $       (14)     $        406    $       429
====================================================================================================================================

[1] Includes interest expense, net servicing income and goodwill amortization. [2] A reconciliation of net income (loss) to operating income (loss) is provided in the preceding table.


Underwriting results are discussed in each of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segment sections. Net investment income and net realized capital gains and losses are discussed in the Investments section. (For a further discussion of September 11, see Note 2 of Notes to Consolidated Financial Statements.)

2002 COMPARED TO 2001 -- Operating income, excluding the after-tax $420 impact of September 11, increased $117, or 29%, primarily due to improved underwriting results across each of the North American underwriting segments, particularly in Specialty Commercial and Reinsurance. Partially offsetting the improvement was an increase in other expenses primarily as a result of an increase in e-business research and development expenses and certain employee benefits costs, as well as expenses incurred related to the transfer of the Company's New Jersey personal lines agency auto business to Palisades Safety and Insurance Association and Palisades Insurance Co.

2001 COMPARED TO 2000 -- Operating income, excluding the after-tax $420 impact of September 11, decreased $23, or 5%. Earned premium growth in Business Insurance due to price increases, strong new business growth and improved premium renewal retention, as well as an increase in North American investment income, was offset by increased losses in the personal automobile lines of business and in Reinsurance. A decrease in underwriting results of $16, after-tax, related to Enron Corporation and lower income resulting from the sales of international subsidiaries also contributed to the decrease.

RESERVES

As discussed in Notes 1(l), 7 and 16(b) of Notes to Consolidated Financial Statements and in the Critical Accounting Estimates section, reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as "reserve development". Reserve development that increases previous estimates of ultimate cost is called "reserve strengthening". Reserve development that decreases previous estimates of ultimate cost is called "reserve releases". Reserve development can influence the comparability of year over year underwriting results and are set forth in the paragraphs and tables that follow.

Reserve strengthening in the Business Insurance segment for the year ended December 31, 2002 was not significant. In Personal Lines, prior accident year loss and loss adjustment expenses for non-standard auto were strengthened due to heavier than expected frequency, severity and litigation rates on prior accident years. In addition, the prior accident year provision was increased modestly for mold losses. Virtually all of the strengthening in Specialty Commercial is due to deductible workers' compensation losses on a few large accounts. Reserve strengthening in the Reinsurance segment occurred across multiple accident years, primarily 1997 through 2000, and across several lines of business. High reported losses from ceding companies have persisted throughout 2002 and loss ratios have been revised upward. Virtually all of the reserve strengthening in the Other Operations segment related to asbestos. There was little reserve strengthening or weakening by segment in 2001 with the exception of Other Operations, where the strengthening was related almost entirely to non-asbestos and environmental exposures. (For further discussion of reserve activity related to asbestos and environmental, see the Other Operations section of the MD&A.)

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for Property & Casualty follows:

                                                For the year ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                   Business      Personal      Specialty                     Other         Total
                                                   Insurance       Lines      Commercial    Reinsurance   Operations        P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS                $    4,440    $    1,530      $  5,073    $    1,956    $    4,037    $   17,036
Reinsurance and other recoverables                      375            51         2,088           448         1,214         4,176
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                       4,065         1,479         2,985         1,508         2,823        12,860
------------------------------------------------------------------------------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES
     Current year                                     1,943         2,244           820           492            78         5,577
     Prior years                                         19            75            29            77            93           293
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES                                 1,962         2,319           849           569           171         5,870
------------------------------------------------------------------------------------------------------------------------------------
LESS PAYMENTS                                         1,649         2,155           875           551           359         5,589
Other [1]                                                --            --            --          (300)          300            --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-NET                             4,378         1,643         2,959         1,226         2,935        13,141
Reinsurance and other recoverables                      368            50         2,041           388         1,171         4,018
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-GROSS                      $    4,746    $    1,693      $  5,000    $    1,614    $    4,106    $   17,159
====================================================================================================================================

[1] $300 represents the transfer of the international lines of the Reinsurance segment to Other Operations.



                                                For the year ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                   Business      Personal      Specialty                     Other         Total
                                                   Insurance       Lines      Commercial    Reinsurance   Operations        P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS                $    3,954    $    1,403      $  5,628    $    1,416    $    3,892    $   16,293
Reinsurance and other recoverables                      195            42         2,011           234         1,389         3,871
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                       3,759         1,361         3,617         1,182         2,503        12,422
------------------------------------------------------------------------------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES
     Current year                                     1,944         2,156           897           983            12         5,992
     Prior years                                        (10)           17            28           (11)          119           143
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES                                 1,934         2,173           925           972           131         6,135
------------------------------------------------------------------------------------------------------------------------------------
LESS PAYMENTS                                         1,628         2,055           955           646           308         5,592
Other [1] [2]                                            --            --          (602)           --           497          (105)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-NET                             4,065         1,479         2,985         1,508         2,823        12,860
Reinsurance and other recoverables                      375            51         2,088           448         1,214         4,176
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-GROSS                      $    4,440    $    1,530      $  5,073    $    1,956    $    4,037    $   17,036
====================================================================================================================================

[1] $602 represents the transfer of asbestos and environmental reserves to Other Operations
[2]  Includes $(101) related to the sale of international subsidiaries.



                                                For the year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                   Business      Personal      Specialty                     Other         Total
                                                   Insurance       Lines      Commercial    Reinsurance   Operations        P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS                $    3,913    $    1,304      $  5,694    $    1,330    $    4,208    $   16,449
Reinsurance and other recoverables                      155            25         1,954           168         1,404         3,706
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                       3,758         1,279         3,740         1,162         2,804        12,743
------------------------------------------------------------------------------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES
     Current year                                     1,492         1,898           857           704           219         5,170
     Prior years                                         14            23           (78)          (80)          148            27
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES                                 1,506         1,921           779           624           367         5,197
------------------------------------------------------------------------------------------------------------------------------------
LESS PAYMENTS                                         1,505         1,839           902           604           484         5,334
Other [1]                                                --            --            --            --          (184)         (184)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-NET                             3,759         1,361         3,617         1,182         2,503        12,422
Reinsurance and other recoverables                      195            42         2,011           234         1,389         3,871
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES-GROSS                      $    3,954    $    1,403      $  5,628    $    1,416    $    3,892    $   16,293
====================================================================================================================================

[1]  Includes $(161) related to the sale of international subsidiaries.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                                 2001
                                                                                   ---------------------------------
                                                                                      INCLUDING        EXCLUDING
                                                                        2002         SEPTEMBER 11     SEPTEMBER 11        2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                   $     3,412      $     2,871     $     2,886      $     2,405
Change in unearned premium  reserve                                        286              241             241              107
------------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                               $     3,126      $     2,630     $     2,645      $     2,298
Benefits, claims and claim adjustment expenses                           1,962            1,934           1,704            1,506
Amortization of deferred policy acquisition costs                          779              681             681              605
Insurance operating costs and expenses                                     341              257             257              237
------------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                         $        44      $      (242)    $         3      $       (50)
     -------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                50.7             59.9            52.3             52.4
Loss adjustment expense ratio                                             12.0             13.7            12.1             13.1
Expense ratio                                                             31.9             32.3            32.1             33.8
Combined ratio [1] [2]                                                    96.2            107.1            97.8            100.6
====================================================================================================================================

[1] Includes policyholder dividend ratios of 1.5, 1.3, and 1.3, for the years ended December 31, 2002, 2001 (including and excluding September 11), and 2000, respectively.
[2] GAAP combined ratios were 97.0, 108.0 (including a 9.3 point impact related to September 11) and 101.2 for the years ended December 31, 2002, 2001 and 2000, respectively.

Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. This segment offers workers' compensation, property, automobile, liability, umbrella and marine coverages. The Business Insurance segment also provides commercial risk management products and services.

2002 COMPARED TO 2001 -- Business Insurance achieved written premium growth of $541 (including $15 of reinsurance cessions related to September 11), or 19%, due to strong growth in both middle market and small commercial. The increase in middle market of $295, or 21%, was due primarily to double-digit pricing increases as well as continued strong new business growth and premium renewal retention. Small commercial increased $231, or 16%, reflecting double-digit written pricing increases, particularly in the property line of business.

Business Insurance earned premiums increased $496 (including $15 of reinsurance cessions related to September 11), or 19%, due to strong 2002 and 2001 written pricing increases impacting 2002 earned premiums. Middle market increased $260, or 20%, and small commercial increased $221, or 16%, reflecting double-digit earned pricing increases.

Underwriting results improved $286 (including $245 of underwriting loss related to September 11 in 2001), with a corresponding 10.9 point decrease (including a
9.3 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio, excluding September 11, was primarily due to double-digit earned pricing increases and minimal loss costs. Business Insurance continues to benefit from favorable frequency loss costs. While 2002 catastrophe losses are in line with prior year, the level of catastrophes is below management expectations. In addition, the beneficial effects of strong pricing on the underwriting expense ratio have been offset by an increase in taxes, licenses and fees rates, and increased technology spending.

2001 COMPARED TO 2000 -- Written premiums increased $466 (including $15 of reinsurance cessions related to September 11), or 19%, driven by strong growth in small commercial and middle market. Small commercial increased $278, or 24%, as a result of written pricing increases, strong premium renewal retention and the success of product, marketing, technology and service growth initiatives. The increase in middle market of $203, or 16%, was attributable primarily to double-digit pricing increases and improved premium renewal retention as well as strong new business growth.

Earned premiums increased $332 (including $15 of reinsurance cessions related to September 11), or 14%, due primarily to strong earned premium growth in both small commercial and middle market. Small commercial increased $252, or 23%, as a result of mid-single digit earned pricing increases, while middle market achieved double-digit earned pricing increases, driving $95, or 8% growth.

Underwriting results decreased $192 (including $245 of underwriting loss related to September 11) with a corresponding 6.5 point increase (including a 9.3 point impact related to September 11) in the combined ratio. Excluding the impact of September 11, the improvement in underwriting results and the combined ratio was primarily due to strong pricing and decreased frequency loss costs as well as an improved expense ratio. The favorable expense ratio was the result of 2001 benefits from the field office reorganization and reorganization costs in 2000 not recurring in 2001.

OUTLOOK

Firming market conditions in the standard commercial sector are expected to continue in 2003, although price competition within many markets of the commercial industry will remain a challenge. Passage of the Terrorism Risk Insurance Act of 2002 alleviates some of the economic uncertainty surrounding the industry in the event of future terrorist attacks. (For further discussion, see Capital Resources and Liquidity section under "Terrorism Risk Insurance Act of 2002".) Management expects the Business Insurance segment to continue to deliver positive results in 2003 despite an expected return to a normal level of catastrophes. Significant growth in small commercial and middle market businesses is expected to be achieved, in part, due to continued strategic actions being implemented. This includes providing a complete product solution for agents and customers, expanding non-traditional distribution alternatives, executing geographic market share strategies and developing technology solutions that deliver superior business tools to The Hartford's agents and alliances. Continued pricing and underwriting actions are expected to have a positive impact on the segment's overall profitability in 2003.


--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                                 2001
                                                                                   ---------------------------------
                                                                                      INCLUDING        EXCLUDING
                                                                        2002         SEPTEMBER 11     SEPTEMBER 11        2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                   $     3,050      $     2,860     $     2,860      $     2,647
Change in unearned premium reserve                                          66              113             113              100
------------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                               $     2,984      $     2,747     $     2,747      $     2,547
Benefits, claims and claim adjustment expenses                           2,319            2,173           2,164            1,921
Amortization of deferred policy acquisition costs                          415              385             385              377
Insurance operating costs and expenses                                     296              276             276              247
------------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                         $       (46)     $       (87)    $       (78)     $         2
     -------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                66.1             67.4            67.2             64.7
Loss adjustment expense ratio                                             11.6             11.7            11.6             10.8
Expense ratio                                                             23.0             24.0            24.0             24.6
Combined ratio [1]                                                       100.8            103.1           102.8            100.1
Other revenue [2]                                                  $       123      $       150     $       150      $       166
====================================================================================================================================

[1] GAAP combined ratios were 101.0, 102.7 (including a 0.3 point impact related to September 11) and 99.6 for the years ended December 31, 2002, 2001 and 2000, respectively.
[2]  Represents servicing revenue.

Personal  Lines  provides   automobile,   homeowners'  and  home-based  business
coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market ("Standard") and in the non-standard automobile market through the Company's Omni Insurance Group, Inc. ("Omni") subsidiary. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Hartford's exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007.

2002 COMPARED TO 2001 -- Personal Lines written premiums increased $190, or 7%, primarily driven by growth in AARP, partially offset by a reduction in Standard. AARP increased $217, or 13%, primarily as a result of written pricing increases and improved premium renewal retention. Standard decreased $27, or 3%, due primarily to the conversion to six-month policies in certain states.

Earned premiums increased $237, or 9%, due primarily to growth in AARP and Standard. AARP increased $187, or 12%, and Standard increased $30, or 4%, due primarily to earned pricing increases.

Underwriting results improved $41 (including $9 of underwriting loss related to September 11), with a corresponding 2.3 point decrease (including a 0.3 point impact related to September 11) in the combined ratio. While automobile results improved due to favorable frequency loss costs, the line of business was negatively impacted by the increasing severity of automobile claims as a result of medical inflation and higher repair costs. The underwriting experience relating to homeowners has remained favorable due to improved frequency of claims, despite an increase in the severity of individual homeowners' claims. An improvement in the underwriting expense ratio, primarily due to written pricing increases and prudent expense management, resulted in a 1.0 point decrease in the expense ratio over the prior year.

2001 COMPARED TO 2000 -- Written premiums increased $213, or 8%, driven by growth in both the AARP program and Standard. AARP increased primarily as a result of strong new business growth and continued steady premium renewal retention. Written premium growth in the standard automobile and homeowners lines was primarily due to pricing increases and strong premium renewal retention.

Earned premiums increased $200, or 8%, driven by growth in AARP and Standard. AARP increased $113, or 8%, and Standard increased $50, or 7%, due primarily to earned pricing increases.

Underwriting results decreased $89 (including $9 of underwriting loss related to September 11), with a corresponding 3.0 point increase (including a 0.3 point impact related to September 11) in the combined ratio. Higher automobile losses continue to adversely impact underwriting results and the combined ratio. In addition, the loss adjustment expense ratio increased, primarily as a result of higher losses and increased litigation costs. Although underwriting expenses increased, primarily due to increased written premiums, the expense ratio improved as compared to the prior year, primarily as a result of lower commissions and prudent expense management.

OUTLOOK

While the personal lines industry operating fundamentals are expected to improve in 2003, the market will continue to face significant challenges. Price increases in automobile and homeowners are expected to continue, but industry rates may remain inadequate. State regulatory constraints may prevent companies from obtaining the necessary rates. Regulatory requirements applying to premium rates vary from state to state, and, in most states, rates are subject to prior regulatory approval. Industry loss costs are expected to continue to increase in 2003, but pricing is expected to exceed loss cost inflation. The deterioration in loss performance since 2000 has been driven primarily by severity loss costs. Issues surrounding mold and medical inflation may continue to impact loss performance in Personal Lines.

The Personal Lines segment is focused on managing premium growth to optimize earnings, while investing to enhance its product and technology platforms. Improved financial results in 2003 are expected for the Personal Lines segment as a result of continuing state-driven pricing and underwriting actions, even though catastrophes are expected to return to a normal level. Personal Lines' product breadth, channel diversity and technology position this segment to deal effectively with the market risks that face the personal lines industry.


--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                                                 2001
                                                                                   ---------------------------------
                                                                                      INCLUDING        EXCLUDING
                                                                        2002         SEPTEMBER 11     SEPTEMBER 11        2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                   $     1,362      $       989     $       996      $     1,080
Change in unearned premium reserve                                         140              (33)            (33)              46
------------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                               $     1,222      $     1,022     $     1,029      $     1,034
Benefits, claims and claim adjustment expenses                             849              925             766              779
Amortization of deferred policy acquisition costs                          240              267             267              268
Insurance operating costs and expenses                                     156               92              91               90
------------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                         $       (23)     $      (262)    $       (95)     $      (103)
     -------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                57.6             73.1            59.5             60.4
Loss adjustment expense ratio                                             11.8             17.6            15.0             15.1
Expense ratio                                                             27.9             33.8            33.4             31.3
Combined ratio [1] [2]                                                    98.1            124.8           108.3            107.1
Other revenue [3]                                                  $       233      $       213     $       213      $       168
====================================================================================================================================

[1] Includes policyholder dividend ratios of 0.7, 0.4, and 0.2, for the years ended December 31, 2002, 2001 (including and excluding the impact of September 11), and 2000, respectively.
[2] GAAP combined ratios were 99.4, 124.2 (including a 16.5 point impact related to September 11) and 109.7 for the years ended December 31, 2002, 2001 and 2000, respectively.
[3]  Represents servicing revenue.

Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

2002 COMPARED TO 2001 -- Specialty Commercial written premiums increased $373 (including $7 of reinsurance cessions related to September 11), or 38%, primarily driven by the property, specialty casualty and professional liability lines of business. Written premiums for property grew $121, or 43%, while specialty casualty grew $114, or 55%, both primarily due to significant price increases and new business growth reflecting an improving operating environment. Professional liability written premiums grew $71, or 42%, also due to significant price increases.

Earned premiums increased $200 (including $7 of reinsurance cessions related to September 11), or 20%, primarily driven by robust earned premium growth in property of $65, or 23%, specialty casualty of $73, or 35%, and professional liability of $83, or 71%, as a result of double-digit earned pricing increases.

Underwriting results improved $239 (including $167 of underwriting loss related to September 11), with a corresponding 26.7 point decrease (including a 16.5 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio, excluding September 11, was primarily due to favorable property, specialty casualty and professional liability results, as a result of the favorable pricing environment. Increased losses incurred in agriculture, due to the Midwest drought; the risk management division, due to deductible workers' compensation losses on a few large accounts; and bond partially mitigated the improvement. In addition, the underwriting expense ratio improved primarily due to pricing increases and prudent expense management. Lower catastrophes, primarily as a result of the Seattle earthquake in the first quarter of 2001, also contributed to the improvement in underwriting results.

2001 COMPARED TO 2000 -- Written premiums decreased $91 (including $7 of reinsurance cessions related to September 11), or 8%, primarily due to a decrease in written premiums from sold or exited business lines which include farm, public entity and Canada. Partially offsetting the decrease was an increase in written premiums due to The Hartford's purchase, in the third quarter of 2000, of the in-force, new and renewal financial products business, as well as the majority of the excess and surplus lines business, of Reliance Group Holdings, Inc. ("Reliance"), which resulted in $60 of additional written premiums as compared with 2000.

Earned premiums declined $12 (including $7 of reinsurance cessions related to September 11), or 1%, primarily due to a decrease in earned premiums from the sold or exited business lines referred to above. Partially offsetting the decrease was an increase in earned premiums due to The Hartford's purchase of the financial products and excess and surplus lines businesses of Reliance mentioned above, which resulted in $74 of additional earned premiums as compared with 2000.

Underwriting results decreased $159 (including $167 of underwriting loss related to September 11), with a corresponding 17.7 point increase (including a 16.5 point impact related to September 11) in the combined ratio. Excluding the impact of September 11, underwriting results improved despite an increase in the combined ratio. The improved underwriting results were primarily a result of favorable results in the property lines of business and lower losses and underwriting expenses from the sold or exited business lines. Partially offsetting the improvement were deteriorating underwriting results in risk management and a decrease in underwriting results related to Enron Corporation. The increase in the combined ratio was primarily due to an increase in the net commissions as well as additional taxes, licenses and fees in the risk management and professional liability lines of business. The increase in the commission ratio was primarily a result of lower ceding commissions.

OUTLOOK

Specialty Commercial is made up of a diverse group of businesses that are unique to commercial lines. Each line of business operates independently with its own set of business objectives and focuses on the operational dynamics of its specific industry. These businesses, while somewhat interrelated, each have a unique business model and operating cycle. Firming market conditions in most of the specialty commercial sectors are expected to continue in 2003. Passage of the Terrorism Risk Insurance Act of 2002 alleviates some of the economic uncertainty surrounding the industry in the event of future terrorist attacks. (For further discussion, see the Capital Resources and Liquidity section under "Terrorism Risk Insurance Act of 2002".) Strong written pricing in 2002 will contribute to earned premium growth expected in 2003. Management believes that continued strategic actions being taken, which include focusing on maximizing growth in the segment's most profitable lines; providing innovative new products; expanding non-traditional distribution alternatives; and further leveraging underwriting discipline and capabilities will continue to enable the segment to capitalize on an improved marketplace.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                                 2001
                                                                                   ---------------------------------
                                                                                      INCLUDING        EXCLUDING
                                                                        2002         SEPTEMBER 11     SEPTEMBER 11        2000
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                   $       703      $       849     $       918      $       826
Change in unearned premium reserve                                         (10)              (2)             (2)              17
------------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                               $       713      $       851     $       920      $       809
Benefits, claims and claim adjustment expenses                             569              972             815              624
Amortization of deferred policy acquisition costs                          179              239             239              243
Insurance operating costs and expenses                                      24               15              15               15
------------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                         $       (59)     $      (375)    $      (149)     $       (73)
     -------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                74.9            108.9            83.7             72.7
Loss adjustment expense ratio                                              4.9              5.3             4.9              4.4
Expense ratio                                                             27.2             29.7            27.4             31.7
Combined ratio [1]                                                       107.1            143.9           116.1            108.9
====================================================================================================================================

[1] GAAP combined ratios were 107.9, 144.0 (including a 27.8 point impact related to September 11) and 109.0 for the years ended December 31, 2002, 2001 and 2000, respectively.


The  Reinsurance   segment  offers  a  full  range  of  treaty  and  facultative reinsurance products including property, casualty, catastrophe, marine and alternative risk transfer which includes non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with event or aggregate loss ratio caps. The segment assumes insurance from other insurers, primarily through reinsurance brokers, but also through direct channels and pools in the worldwide reinsurance market.

2002 COMPARED TO 2001 -- Reinsurance written premiums decreased $146 (including $69 of reinsurance cessions related to September 11), or 17%, and earned premiums decreased $138 (including $69 related to September 11), or 16%, due to the exclusion of the exited international business, which in January 2002, was transferred to Other Operations and a reduction in the Alternative Risk Transfer ("ART") line of business. Written and earned premiums from the international business in 2001 were $131 and $136, respectively. ART written and earned premiums decreased $97, or 53%, and $94, or 51%, respectively, due primarily to the expiration of a non-recurring loss portfolio reinsurance contract and the non-renewal of a quota share treaty with one ceding company. Excluding ART, international and the impact of September 11, written premiums increased $13, or 2%, and earned premiums increased $23, or 4%, due primarily to significant pricing increases as a result of continued market firming, substantially offset by premium reductions due to underwriting requirements to maintain profitability targets.

Underwriting results improved $316 (including $226 of underwriting loss related to September 11), with a corresponding 36.8 point decrease (including a 27.8 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio, excluding September 11, was primarily due to underwriting initiatives including a shift to excess of loss policies and increased property business mix, as well as the exit from nearly all international lines, an intense focus on returns and lower catastrophes. Underwriting results and the combined ratio were negatively impacted by adverse loss development on prior underwriting years.

2001 COMPARED TO 2000 -- Written premiums increased $23 (including $69 of reinsurance cessions related to September 11), or 3%, and earned premiums increased $42 (including $69 related to September 11), or 5%, primarily due to growth in the ART line of business. ART written and earned premiums increased $91, or 100%, and $98, or 111%, respectively, driven primarily by a significant first quarter ART transaction. The achievement of double-digit pricing increases in traditional reinsurance was offset by the termination of business that failed to meet profitability targets.

Underwriting results decreased $302 (including $226 of underwriting loss related to September 11), with a corresponding 35.0 point increase (including a 27.8 point impact related to September 11) in the combined ratio. Excluding September 11, the decrease in underwriting results and corresponding increase in the combined ratio were primarily attributable to reserve development in 2001 compared to 2000.

OUTLOOK

The property and casualty reinsurance market remains extremely competitive and stressed. The pricing environment continued to improve in 2002, and it is anticipated by management that favorable rates and terms will continue in 2003. Reserve deficiencies, low investment yields and poor historical performance are driving a renewed focus on profitability. The marketplace is also experiencing a flight to quality as customers pay more for reinsurance. Additionally, terrorism remains a key underwriting issue. Terrorism losses incurred by reinsurers are not covered by the Terrorism Risk Insurance Act of 2002. The dislocation of certain broker market competitors continues in the aftermath of September 11. In addition, some companies are raising capital, while others are reviewing their strategic options. New Bermuda companies are emerging with a greater share of the overall market. This will continue to put pressure on industry rates and terms.

--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $          69      $          17      $         367
Net investment income                                                                   147                146                210
Other revenue                                                                            --                 --                  9
Net realized capital gains (losses)                                                     (27)                 5                 16
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                189                168                602
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          171                142                423
Amortization of deferred policy acquisition costs                                        --                 --                 49
Insurance operating costs and expenses                                                   62                  7                 88
Other expenses                                                                          (25)                 5                  7
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           208                154                567
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES                                             (19)                14                 35
Income tax expense (benefit)                                                             (6)                 4                  7
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                             (13)                10                 28
Less:    Net realized capital gains (losses), after-tax                                 (17)                 4                 11
------------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME                                                     $           4      $           6      $          17
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

The companies in this segment which are not writing new business include First State Insurance Company and two affiliated subsidiaries, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd. ("Heritage Re"), headquartered in Bermuda; and Excess Insurance Company, Ltd., located in the United Kingdom. Each of these companies is primarily focused on managing claims, resolving disputes and collecting reinsurance proceeds, related largely to business underwritten and reinsured in 1985 and prior years. While the business that was written in these units on either a direct or reinsurance basis spanned a wide variety of insurance and reinsurance policies and coverages, a significant and increasing proportion of current and future claims activity arising from these businesses relates to environmental and, to a greater extent, asbestos exposures. Other Operations also includes the results of The Hartford's international property-casualty businesses (substantially all of which were disposed of in a series of transactions concluding in 2001) and the international businesses of the Reinsurance segment, exited in the fourth quarter of 2001. (For further discussion of the restructuring, see Note 18(c) of Notes to Consolidated Financial Statements.)

In 2001, The Hartford consolidated management and claims handling of all of its asbestos and environmental exposures under the Other Operations' management structure. This action was taken to maximize The Hartford's management expertise in this area. As part of this organizational change, the Company consolidated substantially all of its asbestos and environmental loss reserves into one legal entity, Heritage Re, within Other Operations through intercompany reinsurance agreements. These reinsurance agreements ceded $602 of the then carried reserves (net of reinsurance), primarily related to asbestos and environmental exposures from 1985 and prior, from the Specialty Commercial segment to Other Operations.

In September 2001, The Hartford entered into an agreement to sell its Singapore-based Hartford Insurance Company (Singapore), Ltd. The Company recorded a net realized capital loss of $9 after-tax related to the sale, which was recorded in the 2001 investment results of North American. The sale was completed in January 2002.

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. The Hartford received $29, before costs of sale and recorded a $16 after-tax net realized capital loss that was reported in the 2001 investment results of North American.

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary located in the Netherlands,
Belgium and Luxembourg. The Hartford received $547, before costs of sale and recorded a $69 after-tax net realized capital gain that was reported in the 2000 investment results of North American.

2002 COMPARED TO 2001 -- Revenues for the year increased $21 due to earned premium, offset by net realized capital losses. The increase in earned premium was primarily due to runoff premium from the exited international business of the Reinsurance segment, which was transferred to Other Operations in January 2002.

Operating income was relatively flat compared to the prior year period.

2001 COMPARED TO 2000 -- Revenues were down $434, or 72%, and operating income was down $11, or 65%, primarily due to the sale of Zwolsche.

Asbestos and Environmental Claims

The Hartford continues to receive asbestos and environmental claims, both of which affect Other Operations. These claims are made pursuant to several different categories of insurance coverage. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers, seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition some policyholders have begun to assert new classes of claims for so called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include: court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the customer's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. The Hartford continually evaluates new information and new methodologies in assessing its potential asbestos exposures. At any time, The Hartford may be conducting an analysis of newly identified information. Completion of exposure analyses could cause The Hartford to change its estimates of its asbestos and environmental reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or "all other" activity. The discussion below relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves associated with asbestos, environmental and all other categories the Company has defined in Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The all other category of reserves covers a wide range of insurance coverages, including liability for breast implants, blood products, construction defects and lead paint.

The Other Operations historic book of business contains policies written from the 1940s to 1992, with the majority of the business spanning the interval 1960 to 1990. The Hartford's experience has been that this book of business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers ("whole account" exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford's net exposure in these arrangements has increased for a variety of reasons including

The Hartford's commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

Consistent with the Company's long-standing reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future developments indicate, make appropriate adjustments to the reserves. The loss reserving assumptions, drawn from both industry data and the Company's experience, have over time been applied to all of this business and have resulted in strengthening or weakening actions at various times over the past decade.

During 2001, the Company observed a decrease in newly reported environmental claims as well as favorable settlements with respect to certain existing environmental claims. Both observations were consistent with longer-term positive trends for environmental liabilities. In the same period, consistent with the reports of other insurers, The Hartford experienced an increase in the number of new asbestos claims by policyholders not previously identified as potentially significant claimants, including installers or handlers of asbestos-containing products. In addition, new classes of claims were beginning to arise whereby some policyholders were asserting that their asbestos-related claims fall within so-called "non-products" coverage contained within their policies rather than products hazard coverage and that the claimed non-products coverage was not subject to any aggregate limit. Also, as previously noted, The Hartford consolidated management and claims handling responsibility of all of its asbestos and environmental exposures within Other Operations in 2001. Based on a review of the environmental claim trends that was completed in the fourth quarter of 2001 under the supervision of the then newly consolidated management structure and in light of the further uncertainties posed by the foregoing asbestos trends, the Company reclassified $100 of environmental reserves to asbestos reserves.

During 2002, as part of the Company's ongoing monitoring of reserves, the Company reclassified $600 of reserves from the all other reserve category, of which $540 was reclassified to asbestos and $60 was reclassified to environmental claim reserves. The increase in reserves categorized as environmental of $60 (as contrasted with the $100 decrease in the fourth quarter of 2001) occurred because the reviews in each of the two periods employed actuarial techniques to analyze distinct and non-overlapping blocks of reserves and associated exposures. Facts and circumstances associated with each block determined the resulting changes in category. A portion of the 2002 reclassification relates to re-estimates of the appropriate allocation among the asbestos, environmental and all other categories of the aggregate reserves (net of reinsurance) carried for certain assumed reinsurance, commuted cessions and commuted retrocessions of whole account business. As part of the 2002 reclassification, The Hartford also revised formulas that it will use to allocate (among the asbestos, environmental and all other categories) future claim payments for which reinsurance arrangements were commuted and to allocate claim payments made to effect commutations. As a result of these revisions, payments categorized as asbestos and environmental exposures will be higher in future periods than in prior periods.

Approximately $390 of the $600 reclassification resulted from changes in the estimates of the proportions of certain of the Company's broad-based liability and assumed reinsurance reserves that would more appropriately be categorized as asbestos or environmental reserves. The change in allocation did not involve a change in The Hartford's estimated net liability with respect to the policies in question. Instead, the Company's estimate of what type of claims the insured would present against these liabilities changed. To give an example: when the Company writes a broad reinsurance contract for another insurer, it gives the insurer the right to submit a variety of different types of claims, up to a limit, against that policy. The Company establishes a reserve for that policy that considers the exposure for total incurred claims under that policy. Over time, the Company changes its view as to what type of claims may be presented, but its aggregate liability and appropriate reserve are less likely to change, particularly if the reserves are already at the limit payable under the policy.

The foregoing $390 reduction of the all other reserves was related to the Company's assessment of trends that suggested noteworthy changes in the claims made against these reserves. These trends indicated that the categories of claims presented were becoming better defined. In response to these noted trends, management decided to study whether sufficient information existed to change estimates of what portions of certain reserves were likely to be used for asbestos and environmental claims. This study was completed in the second quarter of 2002. On a net basis, it resulted in approximately $60 of reserves being categorized as likely to be associated with an environmental claim and approximately $330 as likely to be associated with an asbestos claim. This resulted in a reclassification of $390 of reserves previously categorized in the all other category to the asbestos and environmental reserves categories, respectively.

In the 2000 review of non-asbestos or non-environmental latent exposures, the Company noted that business written from 1986 to 1992 has produced less mass tort development over the ensuing 10-15 years than was the case for the business written from 1960 to 1986. At the time of this review, the Company developed an estimated actuarial range that indicated there could be a potential reserve deficiency but there was also a strong potential for reserve redundancy. At that time, the Company concluded that there was insufficient foundation to make a determination of redundancy and that to do so would be aggressive. In the second quarter 2002, The Hartford also completed a separate but related study of liabilities other than asbestos and environmental exposures in Other Operations. The study confirmed a continuation of the trends previously noted. It also produced a conservative end of the actuarial range indicating no material potential deficiency. With this new information, the Company felt sufficient foundation existed to estimate a redundancy of approximately $210 for reserves covering latent exposures in Other Operations other than asbestos and environmental.

While the Company was conducting the foregoing studies, the Company was also monitoring the continued adverse trends in the reporting and settlement of asbestos claims. In light of these trends, which management believed likely to continue, management decided to increase the Company's reserves for asbestos liability by approximately $210.

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2002, 2001 and 2000. Also included are the remaining asbestos and environmental exposures of North American.



                                        OTHER OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSES

2002                                                            Asbestos        Environmental       All Other            Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                     $      616        $      654         $    1,591        $   2,861
Claims and claim adjustment expenses incurred                         88               (11)                89              166
Claims and claim adjustment expenses paid                           (126)             (112)              (137)            (375)
Transfer of international lines of Reinsurance [1]                    --                --                300              300
Other  [2]                                                           540                60               (600)              --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                $    1,118        $      591         $    1,243        $   2,952
====================================================================================================================================

2001
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net [5]                                 $      572        $      911         $    1,753        $   3,236
Claims and claim adjustment expenses incurred                         28                15                116              159
Claims and claim adjustment expenses paid                            (84)             (172)              (176)            (432)
Other [2] [6]                                                        100              (100)              (102)            (102)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                $      616        $      654         $    1,591        $   2,861
====================================================================================================================================


2000
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net [5]                                 $      625        $      995         $    1,976        $   3,596
Claims and claim adjustment expenses incurred                          8                 8                368              384
Claims and claim adjustment expenses paid                            (61)              (92)              (430)            (583)
Other [6]                                                             --                --               (161)            (161)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                $      572        $      911         $    1,753        $   3,236
====================================================================================================================================

[1] Represents the January 1, 2002 transfer of reserves from the exited international reinsurance business from the Reinsurance segment to Other Operations.
[2]  The  nature  of  these   reallocations   is  described  in  the   preceding
     discussions.
[3] Ending liabilities include reserves for asbestos, environmental and all other reported in North American Property & Casualty of $13, $4 and $0, respectively, as of December 31, 2002, $6, $32 and $0, respectively, as of December 31, 2001, and $236, $430 and $67, respectively, as of December 31, 2000.
[4] Gross of reinsurance, reserves for asbestos and environmental were $1,994 and $682, respectively, as of December 31, 2002, $1,633 and $919, respectively, as of December 31, 2001 and $1,506 and $1,483, respectively, as of December 31, 2000.
[5] The net beginning liability has been adjusted to reflect the North American liabilities subject to the fourth quarter 2001 intercompany reinsurance cession, primarily related to asbestos and environmental reserves, from the Specialty Commercial segment to Other Operations. Also, excludes reserves of Property & Casualty's international businesses.
[6]  Includes the net effect of the sale of international subsidiaries.

In comparing environmental claims and claim adjustment expenses paid from year to year, 2001 includes $56 of payments resulting from a global commutation where settlement was reached on both assumed and ceded reinsurance involvements. The trend in all other paid losses, when adjusted for the 2002 inclusion of HartRe international paids of $62, continues to decline year to year. Trends in asbestos paids and incurreds are addressed in the paragraphs preceding the table. The $11 negative incurred of environmental reserve development in 2002 is the result of continued favorable trends in environmental claims, as previously discussed.

The Company manages its asbestos and environmental claims in three distinct categories of coverage types as reported in the following table. Direct policies include insurance policies issued to customers providing either primary coverage or excess of loss coverage over either The Hartford's own primary policies or the primary policies of other insurance companies. Assumed Reinsurance includes both "treaty" reinsurance (covering broad categories of claims or blocks of business) and "facultative" reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and contracts of assumed reinsurance.

Exposures on direct policies are the easiest to identify because specific policies can be associated with specific accounts and reserves established, where appropriate, for claims presented. Over the last three years, including the current reporting period, the Company experienced a reduction in newly reported environmental claims on Direct business, and actual claim payments have been made at levels within the Company's previously established provisions for loss. However, with respect to asbestos claims, the Company experienced a variety of negative trends, including: increasing number of policyholders making claims, an apparent increase in the number of claimants under such policies and an accelerated rate of policyholder bankruptcies. The combination of such events has the total value of potential claims higher into the excess layers of the Company's policies and into later years of coverage than had been expected.

Assumed Reinsurance claims (treaty and facultative) related to asbestos and environmental exposures continue to be reported by customers years after the expiration of their contracts with the Company. The reports the Company has received during 2002 are largely related to asbestos and environmental claims and reflect the same trends as those of the Direct policies, as previously discussed.

The asbestos and environmental liability components of the London Market book of business consist of both direct policies of insurance and contracts of assumed reinsurance. As a participant in the London Market (comprised of both Lloyd's of London and London Company Markets), the Company wrote business on a subscription basis, with the Company's involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the "lead" underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims (Direct, Assumed - Domestic and London Market).

Over the last three years, The Hartford has been experiencing lower than previously expected claim activity with respect to claims classified as environmental. During the last two years, The Hartford has been experiencing higher than previously expected claim activity with respect to claims classified as asbestos. The increase in both the number of claims being submitted and the number of customer bankruptcies, being driven by asbestos related issues, have accelerated over the last year. The following table sets forth, for the three years ended December 31, 2002, paid and incurred loss activity by the three categories of claims for asbestos and environmental. The table shows that in this timeframe asbestos payments and incurred losses have been increasing, while environmental activity generally has been improving.


                PAID AND INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") DEVELOPMENT - ASBESTOS AND ENVIRONMENTAL

                                                               ASBESTOS                                     ENVIRONMENTAL
                                                 --------------------------------------         ------------------------------------
                                                        Paid             Incurred                     Paid             Incurred
2002                                                 Loss & LAE         Loss & LAE                 Loss & LAE         Loss & LAE
------------------------------------------------------------------------------------------------------------------------------------
 GROSS
  Direct                                         $       212        $      559                  $        124      $        (9)
  Assumed - Domestic                                      66                89                            15              (39)
  London Market                                           35                26                            24              (26)
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                313               674                           163              (74)
Ceded                                                   (187)              (46)                          (51)             123
------------------------------------------------------------------------------------------------------------------------------------
Net                                              $       126        $      628                  $        112      $        49
====================================================================================================================================

2001
------------------------------------------------------------------------------------------------------------------------------------
 GROSS
   Direct                                        $       173       $      329                   $       148       $      (247)
   Assumed - Domestic                                     61               63                            68               (65)
   London Market                                          31               --                            36                --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                               265              392                           252              (312)
 Ceded                                                  (181)            (264)                          (80)              227
------------------------------------------------------------------------------------------------------------------------------------
 Net                                             $        84       $      128                   $       172       $       (85)
====================================================================================================================================

2000
------------------------------------------------------------------------------------------------------------------------------------
 GROSS
   Direct                                        $       181       $      163                   $        92       $        15
   Assumed - Domestic                                     25               35                            15                --
   London Market                                          21                1                            34                --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                               227              199                           141                15
 Ceded                                                  (166)            (191)                          (49)               (7)
------------------------------------------------------------------------------------------------------------------------------------
 Net                                             $        61       $        8                   $        92       $         8
====================================================================================================================================

OUTLOOK

As previously noted, The Hartford reviews various components of its asbestos and environmental reserves on a periodic basis. Given the continuing adverse development experienced by The Hartford, as well as the negative trends that the insurance industry as a whole has recently seen with respect to asbestos, it was determined that a more in-depth and comprehensive review was necessary. In January 2003, The Hartford announced a comprehensive ground-up study of its asbestos related exposures, and expects the study to be completed by the second quarter 2003. This study will accomplish three objectives: (1) provide a ground-up framework to evaluate the Company's overall asbestos exposure, (2) accumulate the detailed information necessary to provide even more detailed disclosures of the components of asbestos reserves, and (3) evaluate the Company's exposures in relation to current reserve levels.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

General
-------

The Hartford's  investment  portfolios  are divided  between Life and Property &
Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion of The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company ("HIMCO"), a wholly-owned subsidiary of The Hartford. HIMCO is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

Return on general account invested assets is an important element of The Hartford's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Net investment income and net realized capital gains and losses accounted for approximately 16%, 17% and 19% of the Company's consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 90% and 86% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company also invests in unaffiliated limited partnership arrangements in order to further diversify its investment portfolio. These limited partnerships represent approximately 2% and 3% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Limited partnerships are typically less liquid than direct investments in fixed income or equity investments. Market volatility and other factors beyond the Company's control can adversely affect the value of these investments. Because the Company is a limited partner, its ability to control the timing or the realization of the related investment income is restricted.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment. (For a further discussion, see the Company's discussion of evaluation of other than temporary impairment in Critical Accounting Estimates under "Valuation of Investments and Derivative Instruments".)

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

The weighted average duration of the fixed maturity portfolio was 4.8 and 4.9 as of December 31, 2002 and 2001, respectively. Duration is defined as the approximate percentage change in market price of the portfolio for a 100 basis point change in interest rates. For example, if interest rates increased by 100 basis points, the fair value of the portfolio would be expected to decrease by approximately 4.8% and 4.9% as of December 31, 2002 and 2001, respectively. The following table identifies the invested assets by type held in the general account as of December 31, 2002 and 2001.


                                                   COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2002                          2001
                                                                             AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                          -------------- -------------- -------------- -------------
Fixed maturities, at fair value                                           $    29,377         86.7%     $    23,301         82.1%
Equity securities, at fair value                                                  458          1.3%             428          1.5%
Policy loans, at outstanding balance                                            2,934          8.7%           3,317         11.7%
Limited partnerships, at fair value                                               519          1.5%             811          2.9%
Other investments                                                                 603          1.8%             520          1.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                       $    33,891        100.0%     $    28,377        100.0%
====================================================================================================================================


During 2002, fixed maturity investments increased 26% primarily due to increased operating cash flows, transfers into the general account from the variable annuity separate account and an increase in fair value due to a lower interest rate environment. Limited partnerships decreased $292, or 36%, due to redemptions and a decision to reallocate funds to other asset classes.

The following table identifies, by type, the fixed maturity securities held in the general account as of December 31, 2002 and 2001.

                                                      FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2002                          2001
                                                                           FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                         -----------------------------------------------------------
Corporate                                                                 $    14,596        49.7%      $    11,419        49.0%
Commercial mortgage-backed securities (CMBS)                                    4,234        14.4%            3,029        13.0%
Asset-backed securities (ABS)                                                   3,954        13.5%            3,427        14.7%
Municipal - tax-exempt                                                          2,000         6.8%            1,565         6.7%
Mortgage-backed securities (MBS) - agency                                       1,851         6.3%              981         4.2%
Collateralized mortgage obligations (CMO)                                         691         2.4%              767         3.3%
Government/Government agencies - Foreign                                          526         1.8%              390         1.7%
Government/Government agencies - United States                                    360         1.2%              374         1.6%
Municipal - taxable                                                                31         0.1%               47         0.2%
Short-term                                                                      1,100         3.7%            1,245         5.3%
Redeemable preferred stock                                                         34         0.1%               57         0.3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                 $    29,377       100.0%      $    23,301       100.0%
====================================================================================================================================

There were no material changes in asset allocation during 2002 and 2001.

As of December 31, 2002 and 2001, 18% and 21%, respectively, of Life's fixed maturities were invested in private placement securities (including 11% and 12% of Rule 144A offerings as of December 31, 2002 and 2001, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the Life operation's portfolio are rated by nationally recognized rating agencies. (For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".)

INVESTMENT RESULTS

The following table summarizes Life's investment results.


(before-tax)                                                                        2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                         $       1,604      $       1,472      $       1,284
Policy loan income                                                                     254                307                308
                                                                           ---------------------------------------------------------
Net investment income - total                                                $       1,858      $       1,779      $       1,592
Yield on average invested assets [1]                                                   6.2%               7.0%               7.0%
Net realized capital losses                                                  $        (317)     $        (133)     $         (88)
====================================================================================================================================

[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2002 COMPARED TO 2001 -- Net investment income, excluding policy loan income, increased $132, or 9%. The increase was primarily due to income earned on the previously discussed higher invested asset base partially offset by $36 lower income on limited partnerships and the impact of lower interest rates on new investment purchases. Yields on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income and decreased income on limited partnerships.

Included in 2002 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $363. Write-downs on corporate fixed maturities totaled $185 and included impairments in the communications and technology sector of $142 (including a $74 loss related to securities issued by WorldCom Corporation) and the utilities sector of $32. Write-downs on asset-backed securities totaled $167 and included impairments of securities backed by aircraft lease receivables of $73, corporate debt of $35, manufactured housing receivables of $16, mutual fund fee receivables of $16 and on various other asset-backed securities totaling $27. Also included in 2002 net realized capital losses were write-downs for other than temporary impairments on equity securities of $17. These losses were partially offset by gains from the sale of fixed maturity securities.

2001 COMPARED TO 2000 -- Net investment income, excluding policy loan income, increased $188, or 15%. The increase was primarily due to income earned on the higher asset base of fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Included in 2001 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $105. Write-downs on corporate securities totaled $63 and included impairments in the utilities sector of $37 and the communications and technology sector of $17. Write-downs on corporate fixed maturities in the utilities sector were on securities issued by Enron Corporation. Write-downs on asset-backed securities totaled $31 and included impairments of securities backed by corporate debt of $14 and on various other asset-backed securities totaling $17. Also included in net realized capital losses is a $35 loss recognized on the sale of the Company's interest in an Argentine insurance joint venture, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $95.6 billion and $104.6 billion as of December 31, 2002 and 2001, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $11.5 billion and $10.1 billion as of December 31, 2002 and 2001, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life - Interest Rate Risk."

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

The weighted average duration of the fixed maturity portfolio was 4.7 as of December 31, 2002 and 2001. Duration is defined as the approximate percentage change in the market value of the portfolio for a 100 basis point change in interest rates. For example, if interest rates increased by 100 basis points, the fair value of the portfolio would be expected to decrease by approximately 4.7%. The following table identifies the invested assets by type held as of December 31, 2002 and 2001.

                                                   COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2002                          2001
                                                                             AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                          -------------- -------------- -------------- -------------
Fixed maturities, at fair value                                           $    19,446         94.5%     $    16,742         91.5%
Equity securities, at fair value                                                  459          2.2%             921          5.0%
Limited partnerships, at fair value                                               362          1.8%             561          3.0%
Other investments                                                                 306          1.5%              85          0.5%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                       $    20,573        100.0%     $    18,309        100.0%
====================================================================================================================================


During 2002, fixed maturity investments increased 16% due to the investment of increased operating cash flows and an increase in fair value due to a lower interest rate environment. Total equity securities decreased 50% primarily due to the sale of foreign and domestic equity holdings and declines in domestic equity market values. Limited partnerships decreased $199, or 35%, due to redemptions. Other investments increased due to the purchase of a corporate owned life insurance contract and increased investment in mortgage loans.

The following table identifies, by type, the fixed maturity securities held as of December 31, 2002 and 2001.


                                                      FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2002                          2001
                                                                           FAIR VALUE       PERCENT      FAIR VALUE       PERCENT
                                                                          -------------- -------------- -------------- -------------
Municipal - tax-exempt                                                    $     8,846        45.5%      $     8,401        50.2%
Corporate                                                                       5,459        28.0%            4,179        25.0%
Commercial mortgage-backed securities (CMBS)                                    1,573         8.1%            1,145         6.8%
Asset-backed securities (ABS)                                                     731         3.8%              717         4.3%
Government/Government agencies - Foreign                                        1,088         5.6%              613         3.6%
Mortgage-backed securities (MBS) - agency                                         522         2.7%              381         2.3%
Government/Government agencies - United States                                    124         0.6%              201         1.2%
Collateralized mortgage obligations (CMO)                                          49         0.3%               97         0.6%
Municipal - taxable                                                                52         0.3%               47         0.3%
Short-term                                                                        934         4.8%              862         5.1%
Redeemable preferred stock                                                         68         0.3%               99         0.6%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                                                 $    19,446       100.0%      $    16,742       100.0%
====================================================================================================================================

There were no material changes in asset allocation during 2002 and 2001.


INVESTMENT RESULTS

The following table below summarizes Property & Casualty's investment results.

                                                                                    2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                            $       1,075      $       1,053      $       1,072
Net investment income, after-tax [1]                                         $         833      $         819      $         836
Yield on average invested assets, before-tax [2]                                       5.8%               6.1%               6.2%
Yield on average invested assets, after-tax [1] [2]                                    4.5%               4.7%               4.9%
Net realized capital gains (losses), before-tax                              $         (83)     $        (103)     $         234
====================================================================================================================================

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are included.
[2] Represents net investment income (losses) (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).


2002 COMPARED TO 2001 -- Both before- and after-tax net investment income increased 2% compared to the prior year as increased operating cash flow resulted in higher investment income on the higher invested asset base. Yields on average invested assets declined due to the lower interest rate environment.

Net realized capital losses were $83 compared to $103 for the prior year. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $152. Write-downs on corporate securities totaled $109 (including a $36 loss related to securities issued by WorldCom Corporation) and included impairments in the communications and technology sector of $91 and the utilities sector of $11. Write-downs on asset-backed securities totaled $40 and included impairments of securities backed by corporate debt of $12, aircraft lease receivables of $11, manufactured housing receivables of $8 and on various other asset-backed securities totaling $9. Also included in 2002 net realized capital losses were write-downs for other than temporary impairments on equity securities of $47. These losses were partially offset by gains from the sale of fixed maturity and equity securities.

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

Net realized capital losses were $103 compared to net realized capital gains of $234 for the prior year. The 2001 net realized capital losses included write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $61. Write-downs on corporate securities totaled $39 and included impairments in the communications sector of $17 and the utilities sector of $16. Write-downs on corporate fixed maturities in the utilities sector were all on securities issued by Enron Corporation. Write-downs on asset-backed securities totaled $22 and included impairments of securities backed by corporate debt of $9 and on various other asset-backed securities totaling $13. The 2001 net realized capital losses also included write-downs for other than temporary impairments of $30 on equities and other invested assets. An additional $7 of losses were sustained on sales of Enron Corporation common stock. Also included in 2001 net realized capital losses were losses generated from the sales of international subsidiaries of $54, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

CORPORATE

As of December 31, 2002 and 2001 Corporate held $66 and $3, respectively, of short-term fixed maturity investments. These investments earned $2 of income in 2002.

In connection with The HLI Repurchase, the carrying value of the purchased fixed maturity security investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity security investments' carrying values is reported in Corporate's net investment income. The total amount of before-tax amortization for the years ended December 31, 2002 and 2001 was $18.

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Life, including guaranteed separate accounts, and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

CREDIT RISK

The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Company's Finance Committee of the Board of Directors.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular basis.

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

DERIVATIVE INSTRUMENTS

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

The Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposures, will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party. A credit event is generally defined as default on contractually obligated interest or principal payment or restructure.

As of December 31, 2002 and 2001 the notional value of total return and credit default swaps totaled $1.0 billion and $686, respectively, and the swap fair value totaled $(78) and $(105), respectively.

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts, and Property & Casualty by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities. In addition, an aging of the gross unrealized loss position is presented for fixed maturity and equity securities.

LIFE

As of December 31, 2002 and 2001, over 94% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). During 2002, the percentage of BB and below rated fixed maturity investments increased due to increased downgrades of corporate and asset-backed securities.

                                                 FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                      2002                                    2001
                                                    --------------------------------------------------------------------------------
                                                                                 PERCENT OF                              PERCENT OF
                                                      AMORTIZED                  TOTAL FAIR    AMORTIZED                 TOTAL FAIR
                                                        COST        FAIR VALUE      VALUE        COST       FAIR VALUE      VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies        $     3,596   $     3,737        9.2%    $     2,573   $     2,639        8.0%
AAA                                                       6,519         6,960       17.2%          4,915         5,070       15.3%
AA                                                        4,161         4,396       10.9%          3,570         3,644       11.0%
A                                                        11,745        12,467       30.8%         11,330        11,528       34.8%
BBB                                                       9,211         9,665       23.9%          7,611         7,644       23.1%
BB & below                                                2,148         2,084        5.2%          1,214         1,148        3.4%
Short-term                                                1,153         1,153        2.8%          1,470         1,470        4.4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                           $    38,533   $    40,462      100.0%    $    32,683   $    33,143      100.0%
====================================================================================================================================

Total general account fixed maturities                   27,982        29,377       72.6%         23,010        23,301       70.3%
Total guaranteed separate account fixed maturities       10,551        11,085       27.4%          9,673         9,842       29.7%
------------------------------------------------------------------------------------------------------------------------------------

The Company's total and below investment grade ("BIG") fixed maturity and equity securities held as of December 31, 2002 and 2001 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.


                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                             ------------------------------------------    -----------------------------------------
                                               AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                 COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                         $    1,532    $     1,459       $ (73)        $      162    $      130    $     (32)
Greater than three months to six months           1,294          1,239         (55)               208           185          (23)
Greater than six months to nine months              568            508         (60)               175           145          (30)
Greater than nine months to twelve months         1,334          1,264         (70)               330           293          (37)
Greater than twelve months                        2,135          1,927        (208)               501           431          (70)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                     $    6,863    $     6,397       $(466)        $    1,376    $    1,184    $    (192)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of banking and financial services, utilities, technology and communications and airlines comprised 20%, 13%, 13% and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 33% of the greater than six month unrealized loss amount and included securities backed by corporate debt, aircraft lease receivables and credit card receivables. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $(466) consisted of $(344) in general account losses and $(122) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt, equipment loans and credit card receivables. The technology and communications and utilities sectors along with diversified equity mutual funds and asset-backed securities comprised 26%, 22%, 18% and 15%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002. The total unrealized loss position of BIG and equity securities of $(192) consisted of $(157) in general account losses and $(35) in guaranteed separate account losses.


                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                             ------------------------------------------    -----------------------------------------
                                               AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                 COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                         $    5,075    $     4,932    $   (143)        $      269    $      242    $     (27)
Greater than three months to six months             755            686         (69)                99            77          (22)
Greater than six months to nine months              487            464         (23)                63            58           (5)
Greater than nine months to twelve months         2,128          2,051         (77)               245           217          (28)
Greater than twelve months                        2,113          1,949        (164)               323           277          (46)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                     $   10,558    $    10,082    $   (476)        $      999    $      871    $    (128)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors that were in an unrealized loss position for greater than six months included banking and financial services of 22%. The communications and technology, utilities and petroleum sectors comprised 13%, 12% and 4%, respectively of the total securities that were in an unrealized loss position for greater than six months at December 31, 2001. Asset-backed securities comprised 19% of the greater than six month unrealized loss amount, and included securities backed by corporate debt, franchise loans, aircraft lease receivables, credit card receivables, and manufactured housing receivables. At December 31, 2001, the Company held no securities of a single issuer that were at an unrealized loss in excess of 3% of total unrealized losses. The total unrealized loss position of $(476) consisted of $(370) in general account losses and $(106) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate securities in the utilities and technology and communications sectors as well as asset-backed securities backed primarily by manufactured housing receivables, corporate debt and equipment lease receivables. Diversified equity mutual funds, asset-backed securities, technology and communications sector securities and utilities sector securities comprised 28%, 21%, 18% and 14%, respectively, of the BIG securities in an unrealized loss position for greater than six months at December 31, 2001. The total unrealized loss position of BIG and equity securities of $(128) consisted of $(90) in general account losses and $(38) in guaranteed separate account losses.

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2002 and 2001. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and their continued expectation to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. (See the Critical Accounting Estimates section in the MD&A for the factors considered in evaluating other than temporary impairments.)

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

PROPERTY & CASUALTY

As of December 31, 2002 and 2001, over 94% of the fixed maturity portfolio was invested in securities rated investment grade. During 2002, the percentage of BB and below rated fixed maturity investments increased due to increased downgrades of corporate and asset-backed securities.


                                                 FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                      2002                                    2001
                                                    --------------------------------------------------------------------------------
                                                                                 PERCENT OF                              PERCENT OF
                                                      AMORTIZED                  TOTAL FAIR    AMORTIZED                 TOTAL FAIR
                                                        COST        FAIR VALUE      VALUE        COST       FAIR VALUE      VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies        $       638   $       660        3.4%    $       628   $       639        3.8%
AAA                                                       6,825         7,398       38.1%          5,888         6,160       36.8%
AA                                                        3,146         3,388       17.4%          3,012         3,126       18.7%
A                                                         3,337         3,567       18.3%          3,092         3,193       19.1%
BBB                                                       2,320         2,456       12.6%          1,844         1,876       11.2%
BB & below                                                1,035         1,043        5.4%            880           886        5.3%
Short-term                                                  934           934        4.8%            862           862        5.1%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                           $    18,235   $    19,446      100.0%    $    16,206   $    16,742      100.0%
====================================================================================================================================

The total and BIG fixed maturity and equity securities held as of December 31, 2002 and 2001 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.



                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                             ------------------------------------------    -----------------------------------------
                                               AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                 COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                         $      510    $       490       $ (20)        $      112    $       99     $    (13)
Greater than three months to six months             248            224         (24)               100            82          (18)
Greater than six months to nine months              135            103         (32)                91            68          (23)
Greater than nine months to twelve months           486            455         (31)               246           222          (24)
Greater than twelve months                          216            176         (40)               109            86          (23)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                     $    1,595    $     1,448       $(147)        $      658    $      557     $   (101)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of technology and communications, banking and financial services, utilities and airlines comprised 22%, 8%, 12% and 6%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 17% of the greater than six month unrealized loss amount and include securities backed by corporate debt, aircraft lease receivables, home equity loans and credit card receivables. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 6% of total unrealized losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt and aircraft lease receivables. The technology and communications, utilities and airline sectors along with the asset-backed securities comprised 33%, 14%, 6% and 4%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002.

                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                             ------------------------------------------    -----------------------------------------
                                               AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                 COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                         $    1,879    $     1,829       $ (50)        $      182    $      164      $   (18)
Greater than three months to six months             261            218         (43)               140           103          (37)
Greater than six months to nine months               89             74         (15)                57            46          (11)
Greater than nine months to twelve months           853            784         (69)               343           286          (57)
Greater than twelve months                          311            264         (47)                72            49          (23)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                     $    3,393    $     3,169       $(224)        $      794    $      648      $  (146)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of communications and technology, utilities and banking and financial services comprised 31%, 16% and 8%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 14% of the greater than six month unrealized loss amount and included securities backed by corporate debt and manufactured housing receivables. The Company held no securities of a single issuer that were at an unrealized loss in excess of 3% of total unrealized losses at December 31, 2002.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate securities in the utilities and technology and communications sectors as well as asset-backed securities backed by manufactured housing receivables, corporate debt and equipment lease receivables. The technology and communications, asset-backed, utilities and banking and financial services sector securities comprised 41%, 11%, 18% and 8%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2001. As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2002 and 2001. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and their continued expectation to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. (See the Critical Accounting Estimates section in the MD&A for the factors considered in evaluating other than temporary impairments.)

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral pools.

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

Downward movement in market interest rates during 2002 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2001. However, The Hartford's asset allocation and its exposure to market risk as of December 31, 2002 have not changed materially from its position at December 31, 2001.

The Company is subject to the risk of a change in financial condition due to the effect of interest rate and equity market fluctuations on the calculation of the Company's minimum pension liabilities. As discussed in the Capital Resources and Liquidity section, in the fourth quarter 2002, the Company recorded a minimum pension liability charge directly to stockholders' equity of $364, after-tax.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both general and guaranteed separate accounts at December 31, 2002 and 2001 totaled $13.2 billion and $10.5 billion, respectively.

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

As described above, Life holds a significant fixed maturity portfolio that includes both fixed and variable rate securities. The following table reflects the principal amounts of Life's general and guaranteed separate accounts fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2002. Comparative totals are included as of December 31, 2001. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon ("WAC") on variable rate securities is based on spot rates as of December 31, 2002 and 2001, and is primarily based on London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Life investment portfolio.

                                                                                                                2002        2001
                                               2003      2004       2005       2006      2007     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                 $     11   $     25  $    123   $     24   $    24   $  3,304   $    3,511  $    2,924
  WAC                                            6.6%       7.2%      4.6%       7.6%      8.1%       4.0%         4.1%        4.0%
  Fair value                                                                                                $    3,187  $    2,445
 Variable Rate
  Par value                                 $      1   $      6  $     25   $      9   $     6   $    834   $      881  $    1,065
  WAC                                            3.7%       2.5%      3.0%       3.3%      4.0%       3.0%         3.0%        3.4%
  Fair value                                                                                                $      804  $      972
------------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                                 $  2,691   $  1,397  $  1,889   $  2,026   $ 1,725   $ 10,859   $   20,587  $   18,245
  WAC                                            5.7%       6.0%      7.2%       6.4%      6.4%       6.4%         6.4%        6.2%
  Fair value                                                                                                $   20,990  $   17,424
 Variable Rate
  Par value                                 $    273   $     66  $    259   $    113   $    13   $    355   $    1,079  $    1,047
  WAC                                            3.1%       3.1%      4.1%       2.1%      7.2%       3.6%         3.5%        4.9%
  Fair value                                                                                                $      952  $      947
------------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                                 $    371   $    461  $    541   $    255   $   137   $    718   $    2,483  $    2,252
  WAC                                            6.8%       6.3%      5.7%       6.1%      6.2%       7.1%         6.4%        6.9%
  Fair value                                                                                                $    2,458  $    2,234
 Variable Rate
  Par value                                 $    162   $    314  $    369   $    378   $   361   $  1,494   $    3,078  $    2,396
  WAC                                            2.1%       2.2%      2.3%       2.3%      2.4%       2.4%         2.3%        2.8%
  Fair value                                                                                                $    2,884  $    2,333
------------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                 $    108   $     95  $     77   $     71   $    63   $    365   $      779  $      968
  WAC                                            6.3%       6.2%      6.2%       6.2%      6.2%       6.3%         6.3%        6.3%
  Fair value                                                                                                $      813  $      960
 Variable Rate
  Par value                                 $     10   $     13  $     10   $      7   $     5   $     46   $       91  $       15
  WAC                                            2.4%       2.5%      2.7%       3.0%      3.1%       2.3%         2.5%        6.9%
  Fair value                                                                                                $       90  $       16
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                2002        2001
                                               2003      2004       2005       2006      2007     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     68   $    112  $    114   $    243   $   436   $  3,073   $    4,046  $    3,018
  WAC                                            6.2%       6.6%      6.5%       7.0%      6.9%       6.7%         6.7%        7.1%
  Fair value                                                                                                $    4,494  $    3,123
 Variable Rate
  Par value                                 $    179   $    169  $    109   $     84   $   130   $    745   $    1,416  $    1,501
  WAC                                            3.5%       3.3%      4.2%       6.9%      5.5%       7.2%         5.9%        5.8%
  Fair value                                                                                                $    1,494  $    1,498
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $    303   $    356  $    289   $    197   $   141   $    867   $    2,153    $  1,168
  WAC                                            6.7%       6.7%      6.6%       6.6%      6.6%       6.6%         6.6%        6.8%
  Fair value                                                                                                $    2,260    $  1,189
 Variable Rate
  Par value                                 $      2   $      5  $      5   $      5   $     4   $     15   $       36    $      2
  WAC                                            2.5%       2.4%      2.4%       2.4%      2.4%       2.4%         2.4%        5.4%
  Fair value                                                                                                $       36    $      2
------------------------------------------------------------------------------------------------------------------------------------


The table below provides information as of December 31, 2002 on debt obligations and trust preferred securities and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2001.

                                                                                                                   2002      2001
                                                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                                    $     --   $    200   $    --   $     --  $    200   $    725   $    1,125    $  1,050
  Weighted average interest rate                  --        6.9%       --         --       7.1%       7.1%         7.1%        7.3%
  Fair value                                                                                                $    1,217    $  1,118
TRUST PREFERRED SECURITIES [1]
 Fixed Rate
  Amount                                    $     --   $     --   $    --   $     --  $     --   $    450   $      450    $    450
  Weighted average interest rate                  --         --        --         --        --        7.4%         7.4%        7.4%
  Fair value                                                                                                $      464    $    461
====================================================================================================================================

[1] Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Asset and Liability Management Strategies Used to Manage Market Risk
---------------------------------------------------------------------

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. Life uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2002, notional amounts pertaining to derivatives totaled $10.0 billion ($8.3 billion related to insurance investments and $1.7 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $9.3 billion at December 31, 2001 ($7.6 billion related to insurance investments and $1.7 billion related to life insurance liabilities).

The  economic   objectives  and  strategies  for  which  the  Company   utilizes
derivatives are categorized as follows:

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2002 and 2001 were $265 and $320, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2002 and 2001 were $1.7 billion.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective, prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2002 and 2001 were $7.2 billion and $6.2 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2002 and 2001 were $910 and $1.1 billion, respectively.

The following tables provide information as of December 31, 2002 with comparative totals for December 31, 2001 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.

                                                                                                                  2002       2001
INTEREST RATE SWAPS [1]                           2003      2004       2005      2006       2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                               $    295   $    85   $    126   $     36  $    140   $     491  $  1,173   $    937
  Weighted average pay rate                         4.2%      3.5%       7.5%       6.7%      5.1%        6.7%      5.7%       6.5%
  Weighted average receive rate                     1.5%      1.4%       1.5%       1.8%      1.4%        1.6%      1.6%       2.2%
  Fair value                                                                                                   $   (132)  $    (68)
Pay Variable/Receive Fixed
  Notional value                               $    473   $ 1,369   $  1,045   $    739  $    664   $   1,583  $  5,873   $  5,045
  Weighted average pay rate                         1.4%      1.6%       1.5%       1.5%      1.5%        1.5%      1.5%       2.1%
  Weighted average receive rate                     5.6%      5.5%       5.7%       5.5%      5.2%        5.3%      5.5%       5.8%
  Fair value                                                                                                   $    514   $    193
Pay Variable/Receive Different Variable
  Notional value                               $      2   $   141   $     11   $     --  $     50   $      --  $    204   $    159
  Weighted average pay rate                         1.7%      2.4%       3.7%        --       1.4%         --       2.2%       3.2%
  Weighted average receive rate [2]                 1.4%      2.8%     (11.0)%       --       2.6%         --       2.0%       4.4%
  Fair value                                                                                                   $      2   $      1
====================================================================================================================================

[1] Swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool are not included above, rather they are included in the credit risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $497 and $230, respectively, and a fair value of $(41) and $(51), respectively. Also, swap agreements that reduce foreign currency exposure in certain fixed maturity investments are not included above, rather they are included in the foreign currency risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $794 and $435, respectively, and a fair value of $(67) and $6, respectively.
[2] Negative weighted average receive rate in 2005 results when payments are required on both sides of an index swap.

                                                                                                                   2002      2001
INTEREST RATE CAPS - LIBOR BASED                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     54   $    --   $     77   $     --  $      30    $   --   $   161   $    171
  Weighted average strike rate (8.0 - 9.9%)         8.5%       --        8.4%        --        8.3%       --       8.4%       8.5%
  Fair value                                                                                                   $    --   $      1
  Notional value                               $     --   $    --   $     --   $     --  $      --    $   --   $    --   $     19
  Weighted average strike rate (10.1%)               --        --         --         --         --        --        --       10.1%
  Fair value                                                                                                   $    --   $     --
====================================================================================================================================

                                                                                                                  2002       2001
INTEREST RATE CAPS - CMT BASED [1]                2003      2004       2005      2006       2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     250  $    --   $    250   $     --  $      --    $   --   $   500   $    500
  Weighted average strike rate (8.7%)                8.7%      --        8.7%        --         --        --       8.7%       8.7%
  Fair value                                                                                                   $    --   $      3
====================================================================================================================================

[1] CMT represents the Constant Maturity Treasury Rate.


                                                                                                                  2002       2001
INTEREST RATE FLOORS - LIBOR BASED               2003       2004       2005      2006       2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     --   $    27   $     --   $     --  $      --    $   --   $    27   $     27
  Weighted average strike rate (7.9%)                --       7.9%        --         --         --        --       7.9%       7.9%
  Fair value                                                                                                   $     3   $      3
 Issued
  Notional value                               $     54   $    34   $     77   $     --  $      --    $   --   $   165   $    193
  Weighted average strike rate (4.0 - 5.9%)         5.4%      5.3%       5.3%        --         --        --       5.3%       5.3%
  Fair value                                                                                                   $    (9)  $     (8)
  Notional value                               $     --   $    27   $     --   $     --  $      --    $   --   $    27   $     27
  Weighted average strike rate (7.8%)                --       7.8%        --         --         --        --       7.8%       7.8%
  Fair value                                                                                                   $    (3)  $     (3)
====================================================================================================================================

                                                                                                                    2002       2001
INTEREST RATE FLOORS - CMT BASED [1]              2003      2004       2005      2006       2007     THEREAFTER     TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $     150  $    --   $      --  $      -- $      --  $      --  $     150  $     150
  Weighted average strike rate (5.5%)                5.5%      --          --         --        --         --        5.5%       5.5%
  Fair value                                                                                                   $       1  $       5
====================================================================================================================================

[1] CMT represents the Constant Maturity Treasury Rate.

                                                                                                                  2002       2001
INTEREST RATE FUTURES                             2003      2004       2005      2006       2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Long
  Contract amount/notional                     $     --   $     --  $      --  $      -- $      --  $      --  $     --   $    266
  Weighted average settlement price            $     --   $     --  $      --  $      -- $      --  $      --  $     --   $    105
 Short
  Contract amount/notional                     $     11   $     --  $      --  $      -- $      --  $      --  $     11   $     25
  Weighted average settlement price            $    114   $     --  $      --  $      -- $      --  $      --  $    114   $    105
====================================================================================================================================

                                                                                                                  2002       2001
OPTION CONTRACTS                                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Long
  Contract amount/notional                     $      83  $     88  $      45  $     324 $      32  $      78  $    650   $    723
  Fair value                                                                                                   $     18   $     28
 Short
  Contract amount/notional                     $     172  $    457  $     189  $     225 $      25  $      30  $  1,098   $  1,056
  Fair value                                                                                                   $    (37)  $    (61)
====================================================================================================================================

Currency Exchange Risk
----------------------

Currency exchange risk exists with respect to investments in non-US dollar denominated securities. The fair value of these fixed maturity securities at December 31, 2002 and 2001 was $1.2 billion and $494, respectively. In order to manage a portion of these currency exposures, the Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2002 and 2001, the foreign currency swaps had a notional value of $794 and $435, respectively, and fair value of $(67) and $6, respectively. In the fourth quarter of 2002, the Company entered into a costless collar strategy to temporarily mitigate a portion of its residual currency risk in foreign denominated securities. Accordingly, the Company purchased foreign put options and wrote foreign call options expiring in January 2003. At December 31, 2002 the foreign put and call options had a notional value of $469 and fair value of $(3). The Company had no foreign put or call options at December 31, 2001.

Life Product Liability Characteristics
--------------------------------------

Life's product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts and other insurance products such as long-term disability and term life insurance.

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

Management  of  the  duration  of  investments   with  respective   policyholder
obligations is an explicit objective of Life's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2002 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2001.

(dollars in billions)
                                                                                                                   2002       2001
DESCRIPTION [1]                                    2003       2004      2005       2006      2007     THEREAFTER   TOTAL     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles           $   1.7   $    3.0   $    2.6  $    2.0   $    1.9  $    2.4   $   13.6   $   15.8
  Weighted average credited rate                     6.0%       6.0%       5.9%      5.6%       5.5%      5.7%       5.8%       5.9%
Indexed asset accumulation vehicles              $   0.6   $    0.1   $     --  $     --   $     --  $     --   $    0.7   $    0.8
  Weighted average credited rate                     3.0%       3.0%        --        --         --        --        3.0%       6.5%
Interest credited asset accumulation vehicles    $   3.3   $    3.3   $    3.2  $    0.5   $    0.5  $    5.2   $   16.0   $    8.1
  Weighted average credited rate                     3.9%       3.9%       3.8%      4.8%       4.8%      4.8%       4.2%       5.7%
Long-term pay out liabilities                    $   1.0   $    0.8   $    0.7  $    0.5   $    0.5  $    5.6   $    9.1   $    8.6
Short-term pay out liabilities                   $   0.9   $    0.1   $     --  $     --   $     --  $     --   $    1.0   $    1.0
====================================================================================================================================

[1] As of December 31, 2002 and 2001, the fair values of Life's investment contracts, including guaranteed separate accounts, were $32.4 billion and $26.0 billion, respectively.



Sensitivity to Changes in Interest Rates
----------------------------------------

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by Life, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the following table.

                             Change in Net Economic Value
                               2002                 2001
                       ------------------------------------------
 Basis point shift      - 100      + 100      - 100     + 100
-----------------------------------------------------------------
 Amount                $    17   $    (51)  $      6  $    (31)
 Percent of liability
    value                 0.08%     (0.23)%     0.03%    (0.16)%
=================================================================

These fixed liabilities represented about 57% and 61% of Life's general and guaranteed separate account liabilities at December 31, 2002 and 2001, respectively. The remaining liabilities generally allow Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives, are analyzed regularly by management for internal risk management purposes using scenario simulation techniques and are evaluated on an annual basis, in compliance with regulatory requirements.

Equity Risk
-----------

The Company's Life operations are significantly influenced by changes in the equity markets. Life's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2002 is $22.4 billion. Due to the fact that 82% of this amount is reinsured, the Company's net exposure is $4.1 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $86 to $349. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $159.

Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

PROPERTY & CASUALTY

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. In addition, but to a lesser extent, interest rate risk exists on debt and trust preferred securities issued. Derivative instruments are used to manage interest rate risk and had a total notional amount as of December 31, 2002 and 2001 of $1.1 billion and $797, respectively.

The principal amounts of the fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2002, are reflected in the following table. Comparative totals are included as of December 31, 2001. Expected maturities differ from contractual maturities due to call or prepayment provisions. The WAC on variable rate securities is based on spot rates as of December 31, 2002 and 2001, and is based primarily on LIBOR. Callable bonds and notes are primarily municipal bonds, and are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds contained in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed, as they were immaterial to Property & Casualty's investment portfolio.

                                                                                                                  2002       2001
                                               2003       2004       2005      2006       2007     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
CALLABLE BONDS
 Fixed Rate
  Par value                                 $       9  $     34   $    137   $    225  $    280   $  7,029    $ 7,714     $  7,624
  WAC                                             5.9%      5.5%       5.5%       5.4%      5.6%       5.3%       5.3%         5.3%
  Fair value                                                                                                  $ 8,084     $  7,660
 Variable Rate
  Par value                                 $       1  $      2   $     16   $      7  $      2   $    226    $   254     $    266
  WAC                                             5.6%      4.3%       6.6%       3.3%      4.2%       3.9%       4.1%         5.4%
  Fair value                                                                                                  $   207     $    214
------------------------------------------------------------------------------------------------------------------------------------
BONDS - OTHER
 Fixed Rate
  Par value                                 $   1,205  $    468   $    673   $    774  $    702   $  4,111    $ 7,933     $  6,413
  WAC                                             4.5%      6.6%       6.9%       6.4%      6.5%       6.4%       6.3%         6.4%
  Fair value                                                                                                  $ 8,132     $  6,297
 Variable Rate
  Par value                                 $       2  $     52   $      2   $      7  $      3   $    106    $   172     $    268
  WAC                                             3.0%      2.7%       3.1%       5.8%      5.1%       4.8%       4.2%         4.8%
  Fair value                                                                                                  $   148     $    231
------------------------------------------------------------------------------------------------------------------------------------
ASSET-BACKED SECURITIES
 Fixed Rate
  Par value                                 $      71  $     84   $    102   $     80  $     58   $    167    $   562     $    570
  WAC                                             7.0%      6.0%       6.3%       6.4%      7.0%       7.4%       6.7%         7.2%
  Fair value                                                                                                  $   554     $    549
 Variable Rate
  Par value                                 $       3  $     40   $     14   $     21  $     15   $    112    $   205     $    191
  WAC                                             2.7%      3.0%       2.5%       2.5%      3.3%       2.3%       2.5%         3.8%
  Fair value                                                                                                  $   177     $    168
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  2002       2001
                                               2003       2004       2005      2006       2007     THEREAFTER    TOTAL       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE OBLIGATIONS
 Fixed Rate
  Par value                                 $     15   $      7   $      4   $      4  $      2   $     11    $    43     $     87
  WAC                                            6.9%       6.8%       6.6%       6.4%      6.4%       5.1%       6.3%         6.8%
  Fair value                                                                                                  $    43     $     88
 Variable Rate
  Par value                                 $      2   $      1   $      1   $      1  $     --   $     --    $     5     $      8
  WAC                                           17.1%      16.6%      16.0%      15.5%       --         --       16.2%        15.1%
  Fair value                                                                                                  $     6     $      9
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $      6   $     15   $      8   $     34  $    117   $  1,005    $ 1,185     $    707
  WAC                                            5.9%       6.9%       6.3%       7.1%      7.0%       5.9%       6.1%         7.1%
  Fair value                                                                                                  $ 1,183     $    728
 Variable Rate
  Par value                                 $     99   $     48   $     22   $     20  $     22   $    154    $   365     $    410
  WAC                                            3.4%       4.4%       7.0%       7.9%      6.7%       8.0%       6.2%         6.2%
  Fair value                                                                                                  $   390     $    417
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
 Fixed Rate
  Par value                                 $     69   $     87   $     81   $     54  $     40   $    167    $   498     $    379
  WAC                                            6.7%       6.6%       6.5%       6.5%      6.5%       6.5%       6.5%         6.6%
  Fair value                                                                                                  $   522     $    381
====================================================================================================================================

The following table provides information as of December 31, 2002 on interest rate swaps used to manage interest rate risk on fixed maturities and trust preferred securities and presents notional amounts with weighted average pay and receive rates by maturity year. Comparative totals are included as of December 31, 2001. The weighted average rates are based on spot rates as of December 31, 2002 and 2001.


                                                                                                     THEREAFTER   2002       2001
INTEREST RATE SWAPS [1]                           2003      2004       2005      2006       2007        [2]       TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed
  Notional value                               $      --  $     35  $      15  $      -- $      --  $     500  $    550   $    545
  Weighted average pay rate                           --       1.5%       1.4%        --        --        2.5%      2.4%       3.1%
  Weighted average receive rate                       --       6.7%       2.8%        --        --        7.5%      7.3%       7.4%
  Fair value                                                                                                   $     25   $    (29)
====================================================================================================================================

[1] Swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool are not included above, rather they are included in the Credit Risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $548 and $456, respectively, and fair value of $(37) and $(54), respectively.
[2] Interest rate swap agreement of $500 notional value contains an embedded call option. See Note 1(h) in Notes to Consolidated Financial Statements.


                                                                                                                   2002      2001
INTEREST RATE CAPS - LIBOR BASED                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Purchased
  Notional value                               $      --  $     --  $     --   $      -- $      --  $    500   $     500  $     --
  Weighted average strike rate (8.0%)                 --        --        --          --        --       8.0%        8.0%       --
  Fair value                                                                                                   $      11  $     --
====================================================================================================================================


Property & Casualty uses option contracts to hedge fixed maturity investments that totaled $141 and $252 in notional value and $0 and $1 in fair value as of December 31, 2002 and 2001, respectively.

The table below provides information as of December 31, 2002 on debt obligations and trust preferred securities and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2001.

                                                                                                                   2002       2001
                                                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
 Variable Rate
  Amount                                       $    315   $    --   $     --   $     --  $     --   $     --   $    315    $   599
  Weighted average interest rate                    1.5%       --         --         --        --         --        1.5%       4.2%
  Fair value                                                                                                   $    315    $   607
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $    300   $    550   $    850    $   400
  Weighted average interest rate                     --        --         --         --       4.7%       6.1%       5.6%       6.8%
  Fair value                                                                                                   $    889    $   401
TRUST PREFERRED SECURITIES [1]
 Fixed Rate
  Amount                                       $     --   $    --   $     --   $     --  $     --   $  1,000   $  1,000    $ 1,000
  Weighted average interest rate                     --        --         --         --        --        7.6%       7.6%       7.6%
  Fair value                                                                                                   $  1,015    $   968
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

The following table reflects equity securities owned at December 31, 2002 and 2001, grouped by major market type.


                                                                       2002                                    2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  PERCENT OF                              PERCENT OF
                                                       AMORTIZED                  TOTAL FAIR    AMORTIZED                 TOTAL FAIR
                                                         COST       FAIR VALUE      VALUE         COST       FAIR VALUE      VALUE
------------------------------------------------------------------------------------------------------------------------------------
EQUITY SECURITIES
  Domestic
   Large cap                                         $       209   $       204      44.3%       $    386       $   393       42.7%
   Midcap/small cap                                          221           231      50.4%            318           342       37.1%
  Foreign
   EAFE [1]/ Canadian                                         23            23       5.0%            158           184       20.0%
   Emerging                                                    1             1       0.3%              2             2        0.2%
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                           $       454   $       459     100.0%       $    864       $   921      100.0%
====================================================================================================================================

[1] Europe, Australia, Far East countries index.

Currency Exchange Risk
----------------------

Currency exchange risk exists with respect to investments in non-US dollar denominated securities. The fair value of these fixed maturity securities at December 31, 2002 and 2001 was $1 billion and $649, respectively. In the fourth quarter of 2002, the Company entered into a costless collar strategy to temporarily mitigate a portion of its currency risk in certain foreign denominated securities. Accordingly, the Company purchased foreign put options and wrote foreign call options expiring in January 2003. At December 31, 2002, the foreign put and call options had a notional value of $793 and fair value of $(4). Forward foreign contracts with a notional amount of $7 were used to manage currency exchange risk at December 31, 2001.

CORPORATE

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Corporate relates to the debt issued in connection with The HLI Repurchase.

The table below provides information as of December 31, 2002 on Corporate's debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year.


                                                                                                                   2002       2001
                                                  2003      2004       2005      2006       2007     THEREAFTER   TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
 Fixed Rate
  Amount                                       $     --   $    --   $    250   $    --   $     --   $    380   $    630    $    525
  Weighted average interest rate                     --        --        7.8%       --         --        6.9%       7.2%        7.8%
  Fair value                                                                                                   $    698    $    563
====================================================================================================================================

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs. The capital structure of The Hartford as of December 31, 2002, 2001 and 2000 consisted of debt and equity, summarized as follows:

                                                                                                  AS OF DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                         2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                     $         315   $         599   $         235
Long-term debt                                                                              2,596           1,965           1,862
Company obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debentures (trust preferred                     1,468           1,412           1,243
  securities)
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $       4,379   $       3,976   $       3,340
     ------------------------------------------------------------------------------------------------------------------------------
Equity excluding accumulated other comprehensive income ("AOCI"), net of tax        $       9,640   $       8,479   $       7,095
AOCI, net of tax                                                                            1,094             534             369
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $      10,734   $       9,013   $       7,464
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION INCLUDING AOCI                                            $      15,113   $      12,989   $      10,804
     ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION EXCLUDING AOCI                                            $      14,019   $      12,455   $      10,435
     ------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [1]                                                                            41%             44%             45%
Debt to capitalization  [1]                                                                    29%             31%             31%
===================================================================================================================================

[1] Excluding trust preferred securities from total debt and AOCI from total stockholders' equity and total capitalization, the debt to equity ratio was 30%, 30% and 30%, and the debt to capitalization ratio was 21%, 21% and 20% as of December 31, 2002, 2001 and 2000, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table identifies the Company's contractual obligations by payment due period.

                                                  2003         2004        2005        2006         2007      THEREAFTER    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                $    315    $     --     $    --     $     --    $     --     $      --   $     315
Long-term debt                                       --         200         250           --         500         1,655       2,605
Trust preferred securities                           --          --          --           --          --         1,450       1,450
------------------------------------------------------------------------------------------------------------------------------------
Total debt                                     $    315    $    200     $   250     $     --    $    500     $   3,105   $   4,370
Operating leases                                    134         121         108           93          78           160         694
------------------------------------------------------------------------------------------------------------------------------------
Total contractual obligations                  $    449    $    321     $   358     $     93    $    578     $   3,265   $   5,064
====================================================================================================================================

In addition to the  contractual  obligations  above,  The  Hartford  had certain unfunded commitments at December 31, 2002 to fund limited partnership investments totaling $396. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

CAPITALIZATION

The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the Ratings section below for further discussion), and strong shareholder returns. As a result, the Company may from time to time raise capital from the issuance of stock, debt or other capital securities. The issuance of common stock, debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.

During the third quarter of 2002, the Company increased its capitalization by $649 through the issuance of $330 in common stock and $319 in equity units. Proceeds of $300 were contributed to the property and casualty insurance subsidiaries, proceeds of $150 were contributed to the life insurance subsidiaries and the balance has been held for general corporate purposes, which may include additional capital contributions to the insurance subsidiaries.

In addition, as was the case after September 11, the Company may use the capital markets to replace capital upon completion of its asbestos review.

During the year ended December 31, 2002, The Hartford's total capitalization increased by $2.1 billion, while total capitalization excluding AOCI increased by $1.6 billion. This increase was a result of 2002 net income; the aforementioned third quarter 2002 capital raising activities; and stock issued related to stock compensation plans. These increases were partially offset by dividends declared.

AOCI - AOCI increased by $560 as of December 31, 2002 compared with December 31, 2001. The increase resulted primarily from the impact of decreased interest rates on unrealized gains on the fixed maturity portfolio, the recognition of unrealized losses on other than temporary impairments on fixed maturity and equity securities and the net gain on cash-flow hedging instruments, partially offset by an increase in the Company's minimum pension liability adjustment.

The funded status of the Company's pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company has recorded a minimum pension liability as of December 31, 2002, which resulted in an after-tax reduction of stockholders' equity of $383. This minimum pension liability did not affect the Company's results of operations.

AOCI increased by $165 as of December 31, 2001 compared with December 31, 2000. The increase resulted primarily from the impact of decreased interest rates on unrealized gains on the fixed maturity portfolio, the recognition of unrealized losses on other than temporary impairments on fixed maturity and equity securities and the net gain on cash-flow hedging instruments.

For additional information on stockholders' equity, see Note 9 of Notes to Consolidated Financial Statements.

SHELF REGISTRATION

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2002, HLI had $1.0 billion remaining on its shelf.

On November 9, 2000, The Hartford filed with the SEC a shelf registration statement and a prospectus, as amended on May 21, 2002, for the potential offering and sale of up to an additional $2.6 billion in debt and equity securities. Specifically, the registration statement allows for the following types of securities to be offered: debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts") and guarantees by the Company with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2002, The Hartford had $1.3 billion remaining on the shelf.

DEBT

The following discussion describes the Company's debt financing activities. The table below details the Company's short-term debt programs and the applicable balances outstanding.

                                                                                                            As of December 31,
                                                                                                       -----------------------------
Description                               Effective Date     Expiration Date     Maximum Available         2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                               11/10/86              N/A              $    2,000          $     315      $      299
  HLI                                         2/7/97               N/A                     250                 --              --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                              $    2,250          $     315      $      299
Revolving Credit Facility
  5-year revolving credit facility            6/20/01            6/20/06            $    1,000          $      --      $       --
  3-year revolving credit facility           12/31/02           12/31/05                   490                 --              --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                     $    1,490          $      --      $       --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                                                               $    3,740          $     315      $      299
====================================================================================================================================


The Hartford has a commercial paper program which allows the Company to borrow up to a maximum amount of $2.0 billion in short-term commercial paper notes. As of December 31, 2002, the Company had $315 of outstanding borrowings under the program.

On December 31, 2002, the Company and HLI entered into a joint three-year $490 competitive advance and revolving credit facility comprised of 12 participating banks, and HLI's previous revolving credit facility was terminated. As of December 31, 2002, there were no outstanding borrowings under the facility.

On September 13, 2002, The Hartford issued 6.6 million 6% equity units at a price of $50.00 per unit and received net proceeds of $319. The Hartford contributed $150 of the net proceeds to its property and casualty insurance subsidiaries and $75 of the net proceeds to its life insurance subsidiaries. The remaining balance of the net proceeds is for general corporate purposes, which may include additional capital contributions to subsidiaries.

Each equity unit offered initially consists of a corporate unit with a stated amount of $50.00. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company's stock and $50.00 principal amount of senior notes due November 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one-thousand dollars that matures on November 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to the Company to secure the holder's obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for $50.00, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current price of The Hartford's common stock. If the price of The Hartford's common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit. If the price of The Hartford's common stock is greater than $47.25 but less than $57.645, then the Company will deliver a fraction of shares equal to $50.00 divided by the then current price of The Hartford's common stock. Finally, if the price of The Hartford's common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in-capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes $50.00 principal amount of senior notes that will mature on November 16, 2008. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 4.10%. On August 11, 2006, the notes will be remarketed. At that time, The Hartford's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 6.0%, consisting of interest (4.10%) and contract adjustment payments (1.90%). The corporate units are listed on the New York Stock Exchange under the symbol "HIG PrA".

The present value of the contract adjustment payments of $23 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of December 31, 2002 reflected a charge of approximately $9 representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the issuance of shares of The Hartford's common stock upon settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford's common stock during the period from date of issuance through December 31, 2002 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation for the period.

On August 29, 2002, The Hartford issued 4.7% senior notes due September 1, 2007 and received proceeds before underwriting expenses of $300. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on March 1, 2003. The Company used the proceeds to repay $300 of 6.375% senior notes that matured on November 1, 2002.

In March 2002, the Company borrowed $16 of short-term commercial notes for general corporate purposes.

Effective June 20, 2001, The Hartford entered into an amended and restated five-year revolving $1.0 billion credit facility with fourteen banks. This facility is available for general corporate purposes and to provide additional support to the Company's commercial paper program. As of December 31, 2002, there were no outstanding borrowings under the facility.

On December 1, 2001, The Hartford's 8.3% medium term notes became due. The Company borrowed $200 under its commercial paper program to retire the debt.

On March 1, 2001, HLI issued and sold $400 of senior debt securities to partially finance the Fortis acquisition.

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements.

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

On October 26, 2001, Hartford Capital III, a Delaware statutory business trust formed by The Hartford, issued 20,000,000 7.45% Trust Originated Preferred Securities, Series C and received proceeds before underwriting expenses of $500.

On March 6, 2001, HLI issued and sold $200 of trust preferred securities to partially finance the Fortis acquisition.

For a further discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures, see Note 8(d) of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock - On September 13, 2002, The Hartford issued approximately 7.3 million shares of common stock pursuant to an underwritten offering for net proceeds of $330.

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

Dividends  -  The  Hartford   declared  $262  and  paid  $257  in  dividends  to
shareholders in 2002, declared $242 and paid $235 in 2001 and declared $214 and paid $210 in 2000.

On October 24, 2002, The Hartford's Board of Directors declared a quarterly dividend of $0.27 per share payable on January 2, 2003 to shareholders of record as of December 2, 2002. The dividend represented a 4% increase from the prior quarter.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company maintains a U.S. qualified defined benefit pension plan (the "Plan") that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits.

The Company made a voluntary contribution of $90 in cash to the Plan in 2001 and made no contributions in 2002 or 2000. Pension expense reflected in the Company's operating earnings was $67, $57 and $48 in 2002, 2001 and 2000, respectively. The Company estimates its 2003 pension expense will be approximately $135, based on current assumptions provided below. The assumptions that primarily impact the amount of the Company's pension obligations and periodic pension expense are the weighted-average discount rate and the asset portfolio's long-term rate of return.

In determining the discount rate assumption, the Company utilizes information provided by its plan actuaries. In particular, the Company uses an interest rate yield curve developed and published by its plan actuaries to make judgments pursuant to EITF Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Postretirement Benefit Plans Other Than Pensions". The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. Discounting the cash flows of the Company's pension plan using this yield curve, it was determined that 6.50% is the appropriate discount rate as of December 31, 2002 to calculate the Company's accrued benefit cost liability. Accordingly, as prescribed by SFAS No. 87, "Employers' Accounting for Pensions", the 6.50% discount rate will also be used to determine the Company's 2003 pension expense.

The Company determines the long-term rate of return assumption for the Plan's asset portfolio based on analysis of the portfolio's historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) over rolling 5 year, 10 year and 20 year periods, balanced along with future long-term return expectations. The Company selected these periods, as well as shorter durations, to assess the portfolio's volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company's workforce demographics. While the historical return of the Plan's portfolio has been 10.7% since 1979, management lowered its long-term rate of return assumption from 9.75% to 9.00% as of December 31, 2002 based on its long-term outlook with respect to the markets, which has been influenced by the poor equity market performance in recent years coupled with the recent decline in fixed income security yields during 2002.

The Plan's asset portfolio is generally structured over time to include approximately 60% equity securities (substantially securities issued by United
States-based companies) and 40% fixed income securities (substantially investment grade and above). At December 31, 2002, the portfolio composition varied from the targeted mix and was approximately 55% equity securities and 45% fixed income securities due in part to declines in the equity markets and declining interest rates.

As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company's long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. Due primarily to the unfavorable performance of the equity markets in 2001 and 2002, the actual asset return/(loss) for the Plan was $(111) and $(119) for the years ended December 31, 2002 and 2001, respectively, as compared to an expected return of $183 and $168 for the years ended December 31, 2002 and 2001, respectively. These differentials will be fully reflected in the market-related value of Plan assets over the next five years using the methodology described above. The effect of the 2002 asset return loss has caused the level of unrecognized net losses to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the selected 2003 discount rate of 6.50% and taking into account estimated future minimum funding, the differential between actual and expected performance in 2002 will increase annual pension expense in future years by approximately $10 in 2003, increasing to approximately $40 in 2007. Additionally, the decrease in the long-term rate of return assumption from 9.75% to 9.00% is expected to increase the Company's annual pension expense by approximately $15.

During 2002, the change in the discount rate from 7.50% (as of December 31, 2001) to 6.50% (as of December 31, 2002) increased the projected benefit obligation ("PBO") by $354. The effect of this increase in PBO will serve to increase annual pension expense by approximately $40, assuming no future changes in discount rates going forward.

Changes in the economic assumptions used to determine pension expense will impact the Company's pension expense. As mentioned earlier, the two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return. To illustrate the impact of these assumptions on annual pension expense for 2003 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $12, and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $5.

While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. Under current assumptions, the 2003 required minimum funding contributions are estimated to be approximately $40.

CASH FLOW

                                 2002       2001        2000
----------------------------------------------------------------
Net cash provided by
  operating activities        $   2,649  $   2,303  $   2,435
Net cash used for investing
  activities                  $  (6,624) $  (5,536) $  (2,164)
Net cash provided by (used
  for) financing activities   $   3,989  $   3,365  $    (208)
Cash - end of year            $     377  $     353  $     227
================================================================

2002 COMPARED TO 2001 -- The increase in cash provided by operating activities was primarily the result of higher net income reported for the year ended December 31, 2002 than for the prior year as well as an increase in income tax refunds received in 2002 compared with the prior year. The increase in cash provided by financing activities was primarily the result of increased proceeds from investment and universal life-type contracts, partially offset by lower proceeds received from issuances of common stock and no issuances of trust preferred securities in 2002. The increase in cash from financing activities accounted for the majority of the change in cash for investing activities.

2001 COMPARED TO 2000 -- The increase in cash from financing activities was the result of current year proceeds on investment type contracts versus the prior year disbursements for investment type contracts and financing activities related to Fortis and September 11. Cash provided by financing and operating activities accounted for the majority of the change in cash for investing activities. The cash flows from operating activities were comparable with prior year.

Operating cash flows in each of the last three years have been adequate to meet liquidity requirements.


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

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of February 28, 2003.

                             A.M.            STANDARD
                             BEST    FITCH   & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE FINANCIAL
 STRENGTH RATINGS:
  Hartford Fire               A+      AA       AA-        Aa3
  Hartford Life Insurance
   Company                    A+      AA       AA-        Aa3
  Hartford Life & Accident    A+      AA       AA-        Aa3
  Hartford Life & Annuity     A+      AA       AA-        Aa3
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a+       A        A         A2
   Commercial paper          AMB-1    F-1      A-2        P-1
  Hartford Capital I
   quarterly income
   preferred securities       a-      A-       BBB        A3
  Hartford Capital III
   trust originated
   preferred securities       a-      A-       BBB        A3
  Hartford Life, Inc.:
   Senior debt                a+       A        A-        A2
   Commercial paper           --      F-1      A-2        P-1
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       a-      A-       BBB        A3
  Hartford Life Insurance
   Company:
   Short Term Rating          --      --       A-1+       P-1
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

                                            2002         2001
------------------------------------------------------------------
Life Operations                         $     3,019  $     2,991
Property & Casualty Operations                5,131        4,159
------------------------------------------------------------------
TOTAL                                   $     8,150  $     7,150
==================================================================

On January 28, 2003, following The Hartford's announcement that it is commencing a comprehensive review of its asbestos loss reserves, A.M. Best Co. placed under review with negative implications the commercial paper and debt ratings of The Hartford Financial Services Group, Inc. ("HFSG") and Hartford Life, Inc. Concurrently, the financial strength ratings of The Hartford's various life and property and casualty subsidiaries remain unaffected. On December 16, 2002, all of The

Hartford's financial strength and debt ratings were affirmed. The under review status is expected to be completed in conjunction with the Company's completion of its asbestos reserve study prior to the end of second quarter 2003.

On January 28, 2003, Fitch Ratings placed its fixed income ratings for HFSG and its insurer financial strength ratings for The Hartford Fire Intercompany Pool on Rating Watch Negative. Ratings for HFSG's life insurance subsidiaries and fixed income ratings at the life insurance operation's intermediate holding company, Hartford Life, Inc., were not impacted by Fitch's rating actions and remain on stable outlook. Fitch's rating action followed the Company's announcement that it is commencing a comprehensive review of its asbestos loss reserves. Fitch anticipates responding to the Rating Watch status upon completion of the asbestos review or potentially sooner if certain uncertainties are resolved earlier.

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

On January 28, 2003, Moody's confirmed the ratings of HFSG and its subsidiaries, including the ratings of Hartford Life, Inc. following the Company's announcement that it is commencing a comprehensive review of its asbestos loss reserves. The review is expected to be completed during the second quarter 2003. In the same action, Moody's changed the outlook on the debt ratings for both the parent company and HLI to negative from stable and also placed a negative outlook on the insurance financial strength ratings of members of The Hartford's property and casualty intercompany pool. The negative outlook reflects the significant uncertainty surrounding the Company's asbestos liabilities. The outlook for the insurance financial strength ratings (Aa3) for the life insurance companies remains stable.

On September 4, 2002, Moody's revised its outlook on The Hartford's debt ratings to Stable from Negative citing The Hartford's commitment to maintaining its capital strength in the event of a significant unforeseen loss or adverse development that would weaken its capital position.

On November 26, 2002, Standard & Poor's removed from CreditWatch its counterparty credit rating on The Hartford Financial Services Group, Inc. and related entities and lowered it to `A-' from `A' reflecting concerns about trends in the retirement and savings sector, the consolidated capitalization of the Company's insurance operations and the increasingly competitive environment for spread-based and equity-linked retirement and savings products. At the same time, Standard & Poor's lowered to AA- from AA the insurance financial strength ratings of Hartford Fire Intercompany Pool and the life insurance subsidiaries of HLI.

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

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock issuance (10 million shares
   @ $64.00 per share), net of transaction costs      $     615
Long-term notes:
   $400  7.375% notes due March 1, 2031                     400
Trust preferred securities:
   $200  7.625% Trust Preferred Securities
   (Series B) due February 15, 2050                         200
-----------------------------------------------------------------
     Consideration raised                             $   1,215
=================================================================

For a further discussion of the Fortis acquisition, see Note 18(a) of Notes to Consolidated Financial Statements.

EQUITY MARKETS

For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under "Market Risk".

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt securities and borrowings from its credit facilities. The principal sources of operating funds are premiums and investment income as well as maturities and sales of invested assets. The Hartford Financial Services Group, Inc. is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt, pay dividends on its common stock and pay certain business expenses.

Dividends to The Hartford Financial Services Group, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.

The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

As of December 31, 2002, the maximum amount of statutory dividends which may be paid to The Hartford Financial Services Group, Inc. from its insurance subsidiaries in 2003, without prior regulatory approval, is $1.8 billion.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

TERRORISM RISK INSURANCE ACT OF 2002

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (the "Act") into law. The Act established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any "act of terrorism" certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General.

The Act created a program under which the federal government will pay 90% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company's deductible for each year is based on the company's direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentages are 7% for 2003, 10% for 2004 and 15% for 2005. For example, based on The Hartford's 2002 direct commercial earned premiums of $5 billion, The Hartford's 2003 deductible would be $350.

The Act applies to a significant portion of The Hartford's commercial property and casualty contracts, but it specifically excludes some of The Hartford's other insurance business, including crop or livestock insurance, reinsurance and personal lines business. The Act currently does not apply to group life insurance contracts but permits the Secretary of the Treasury to extend the backstop protection to them.

The Act requires all property and casualty insurers, including The Hartford, to make terrorism insurance coverage available in all of their covered commercial property and casualty insurance policies (as defined in the Act). The Hartford will evaluate risks with terrorism exposures by applying its internally developed underwriting guidelines and control plans. The Hartford does not anticipate significant increases in premiums due to the Act.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2002, each of The Hartford's insurance subsidiaries within Life and Property & Casualty had more than sufficient capital to meet the NAIC's RBC requirements.

CONTINGENCIES

Legal Proceedings - The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving MacArthur in Part I, Item 3. Legal Proceedings and the uncertainties related to asbestos and environmental claims discussed in the MD&A under the caption "Other Operations," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

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

LEGISLATIVE INITIATIVES

Federal measures which have been previously considered or enacted by Congress and which, if revisited, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance and annuity products, as well as changes in individual income tax rates and the estate tax. These changes could have an impact on the relative desirability of various personal investment vehicles. Legislation to restructure the Social Security system, expand private pension plans, and create new retirement savings incentives also may be considered.

The Bush Administration's fiscal year 2004 budget contains several proposals that could materially affect the Company's business. In particular, there are proposals that would more fully integrate corporate and individual taxes by permitting the distribution of nontaxable dividends to shareholders under certain circumstances. These proposals, if enacted, could have a material effect on sales of the Company's variable annuities and other retirement savings products, as well as implications for the Company's shareholders, both with respect to the amount of taxable dividends received, as well as the price of and tax basis in their holdings of the Company's common stock. The dividend exclusion  proposal,  if enacted,  also would  reduce the  federal tax  benefits
currently   received  by  the  Company  stemming  from  the  dividends  received deduction.

There also are proposals in the federal 2004 budget submitted by President Bush that would create new investment vehicles with larger annual contribution limits for individuals to use for savings purposes. Some of these proposed vehicles would have significant tax advantages, and could have material effects on the Company's product portfolio. There have also been proposals regarding certain deferred compensation arrangements that could have negative effects on the Company's product sales. Prospects for enactment of this legislation in 2003 are uncertain. Therefore, any potential effect on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

Congress is likely to consider a number of legal reform proposals this year. Among them is legislation that would reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Other proposals that will likely be considered by Congress this year include those to reform the asbestos litigation environment by, among other things, implementing medical criteria that must be met by asbestos claimants or establishing an administrative claims facility to compensate those with asbestos-related injuries. Prospects for enactment of these proposals in 2003 are uncertain.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $26 in 2002, $6 in 2001 and $2 in 2000.

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

OTHER

For further information on other contingencies, see Note 16 of Notes to Consolidated Financial Statements.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2003 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors - Nominees for Directorships" and "Stock Ownership of Directors, Executive Officers and Certain Shareholders - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also nominees for election as directors is set forth in The Hartford's Proxy Statement. Set forth below is information about the other executive officers of the Company:

DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)
Mr. Johnson, 42, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial
Officer of Cendant Corporation since November 1998 and Managing Director, Investment Banking Division, at Merrill Lynch, Pierce, Fenner and Smith, where he worked with major clients in a variety of industries including insurance, airlines and technology, as well as leveraged buyout funds, since 1986.

RANDALL I. KIVIAT
(Group Senior Vice President of Human Resources)
Mr. Kiviat, 52, has held the position of Group Senior Vice President of Human Resources for the Company since June 1999. Since joining the Company in 1982, he has held positions of increasing responsibility, including Director of Payroll and Director of Employee Benefits. He was appointed Vice President of Human Resources Services in April 1998.

ROBERT J. PRICE
(Senior Vice President and Controller)
Mr. Price, 52, is Senior Vice President and Controller of the Company. Mr. Price joined the Company in June 2002 in his current role. Prior to joining the company, Mr. Price was President and Chief Executive Officer of CitiInsurance, the international insurance indirect subsidiary of Citigroup, Inc., from May 2000 to December 2001. From April 1989 to April 2000, Mr. Price held various positions at Aetna, Inc., including Senior Vice President and Chief Financial Officer of Aetna International and Vice President and Corporate Controller. Previously, Mr. Price was an Audit Partner at Price Waterhouse. Mr. Price is a member of the American Institute and the Connecticut Society of Certified Public Accountants.

NEAL S. WOLIN
(Executive Vice President and General Counsel)
Mr. Wolin, 41, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Treasury from 1999 to January 2001. In that capacity, he headed Treasury's legal division, composed of 2,000 lawyers providing services to all of Treasury's offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey. Mr. Wolin served on the President's Advisory Commission on Holocaust Assets in the United States from 1999 to 2000.

DAVID M. ZNAMIEROWSKI
(Group Senior Vice President and Chief Investment Officer)
Mr. Znamierowski, 42, was appointed Group Senior Vice President and Chief Investment Officer of the Company and President of Hartford Investment
Management Company ("HIMCO"), a wholly-owned subsidiary of the Company, effective November 5, 2001. Previously, he was Senior Vice President and Chief Investment Officer for the Company's life operations since May 1999, Vice President since September 1998 and Vice President, Investment Strategy since February 1997. Prior to joining the Company in April 1996, Mr. Znamierowski held a variety of positions in the investment industry, including portfolio manager and Vice President of Investment Strategy and Policy for Aetna Life & Casualty Company from 1991 to April 1996 and Vice President of Corporate Finance for Salomon Brothers, Inc. since 1986. Mr. Znamierowski is a member of the Board of Governors of the Investment Company Institute and of the policy-making investment committee of the American Council of Life Insurance. He also serves as a director and President of each of The Hartford-sponsored mutual funds.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is set forth in the Proxy Statement under the captions "Compensation of Executive Officers" and "The Board of Directors and its Committees - Directors' Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information called for by Item 12 is set forth in the Proxy Statement under the caption "Stock Ownership of Directors, Executive Officers and Certain Shareholders" and is incorporated herein by reference.

The following table provides information as of December 31, 2002 about the securities authorized for issuance under the Company's equity compensation plans. The Company maintains The Hartford 1995 Incentive Stock Plan (the "1995 Plan"), The Hartford 2000 Incentive Stock Plan (the "2000 Plan"), The Hartford Employee Stock Purchase Plan (the "ESPP"), and The Hartford 1996 Restricted Stock Plan for Non-Employee Directors (the "Director's Plan"), pursuant to which it may grant equity awards to eligible persons. In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the "PLANCO Plan"), pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.



                                                EQUITY COMPENSATION PLAN INFORMATION

                                                   (a)                          (b)                               (c)
                                        --------------------------    ----------------------    ------------------------------------
                                         Number of Securities to        Weighted-average            Number of Securities Remaining
                                         be Issued Upon Exercise        Exercise Price of        Available for Future Issuance Under
                                         of Outstanding Options,      Outstanding Options,      Equity Compensation Plans (Excluding
                                           Warrants and Rights         Warrants and Rights       Securities Reflected in Column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   stockholders                              19,992,631                       $49.54                        12,334,644   [1] [2] [3]
Equity compensation plans not
   approved by stockholders                     179,162                       $62.04                                --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        20,171,793                       $49.66                        12,334,644
====================================================================================================================================

[1] Of these shares, 3,577,878 shares remain available for purchase under the ESPP.
[2] Of these shares, a maximum of 3,035,113 shares remain available for issuance as restricted stock or performance shares under the 2000 Plan.
[3] Of these shares, 140,085 shares remain available for issuance under the Director's Plan.


SUMMARY DESCRIPTION OF THE 2000 PLANCO NON-EMPLOYEE OPTION PLAN

The Company's Board of Directors adopted the PLANCO Plan on July 20, 2000, and amended it on February 20, 2003 to increase the number of shares of the Company's common stock subject to the plan to 450,000 shares. The stockholders of the Company have not approved the PLANCO Plan.

Eligibility - Any non-employee independent contractor serving on the wholesale sales force as an insurance agent who is an exclusive agent of the Company or who derives more than 50% of his or her annual income from the Company is eligible.

Terms of options - Nonqualified stock options ("NQSOs") to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Personnel Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company's common stock or through a same day sale program. The term of an NQSO may not exceed ten years from the date of grant.

If an optionee's relationship with the Company terminates for any reason, other than for cause, the option remains exercisable for a fixed period of three months, not to exceed the remainder of the option's term. If the optionee's relationship is terminated for cause, the options are canceled immediately.

Acceleration in Connection with a Change in Control - Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a "Change in Control" will be deemed to have occurred upon the acquisition of 20% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions in which the Company is not the surviving entity or a change in greater than 50% of the Board members over a 12-month period.

See Note 11 of Notes to Consolidated Financial Statements for a description of the 1995 Plan, the 2000 Plan and the ESPP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other
factors  that  could  significantly   affect  the  Company's  internal  controls
subsequent to the date of their evaluation.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements elsewhere herein.
     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.
     3.   EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K - During the fourth quarter of 2002, The Hartford filed the following Current Report on Form 8-K:

     1. On October 29, 2002, The Hartford filed a Current Report on Form 8-K with the SEC for the purpose of reporting certain litigation matters under Item 9. Pursuant to General Instruction B of Form 8-K, reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. The Hartford is not incorporating, and will not incorporate, by reference this report into a filing under the Securities Act or the Exchange Act.
(c) See Item 15(a)(3).
(d) See Item 15(a)(2).

Shareholders may receive, without charge, a copy of the documents filed with the Securities and Exchange Commission as exhibits to this report by submitting a written request to the Investor Relations Department at the following address:
The Hartford Financial Services Group, Inc. 690 Asylum Avenue, Hartford, CT 06115 or by calling (888) 322-8444

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page(s)
Report of Management                                                      F-1
Independent Auditors' Report                                              F-2
Consolidated Statements of Income for the three years ended
  December 31, 2002                                                       F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001              F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the three years ended December 31, 2002                             F-5
Consolidated Statements of Comprehensive Income for the three
  years ended December 31, 2002                                           F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2002                                                 F-6
Notes to Consolidated Financial Statements                                F-7-42
Summary of Investments - Other Than Investments in Affiliates             S-1
Condensed Financial Information of The Hartford Financial
  Services Group, Inc.                                                    S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental Information Concerning Property and Casualty
  Insurance Operations                                                    S-6




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

Management has made available The Hartford's financial records and related data to Deloitte & Touche LLP, independent auditors, in order to perform their audits of The Hartford's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is The Hartford's system of internal controls. These controls, which include accounting controls and The Hartford's internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while The Hartford's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement.

Another important element is management's recognition and acknowledgement within the organization of its responsibility for fostering a strong, ethical climate, thereby firmly establishing an expectation that The Hartford's affairs be transacted according to the highest standards of personal and professional conduct. The Hartford has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of The Hartford Financial Services Group, Inc.
Hartford, Connecticut


We have audited the  accompanying  consolidated  balance  sheets of The Hartford
Financial  Services  Group,  Inc.  and  its  subsidiaries  (collectively,   "the
Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 (d) of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased retained beneficial interests in securitized financial assets in 2001.


Deloitte & Touche LLP
Hartford, Connecticut
February 19, 2003

                                           THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the years ended December 31,
                                                                               ---------------------------------------------
(In millions, except for per share data)                                            2002            2001           2000
----------------------------------------------------------------------------------------------------------------------------
REVENUES
  Earned premiums                                                              $    10,301    $     9,409     $     8,941
  Fee income                                                                         2,577          2,633           2,484
  Net investment income                                                              2,953          2,850           2,674
  Other revenue                                                                        476            491             459
  Net realized capital gains (losses)                                                 (400)          (236)            145
----------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                             15,907         15,147          14,703
         -------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                     9,524          9,764           8,419
  Amortization of deferred policy acquisition costs and present value of
    future profits                                                                   2,241          2,214           2,213
  Insurance operating costs and expenses                                             2,317          2,037           1,958
  Goodwill amortization                                                                 --             60              28
  Other expenses                                                                       757            731             667
----------------------------------------------------------------------------------------------------------------------------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                        14,839         14,806          13,285
         -------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT
           OF ACCOUNTING CHANGES                                                     1,068            341           1,418

  Income tax expense (benefit)                                                          68           (200)            390
----------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING
           CHANGES                                                                   1,000            541           1,028

  Minority interest in consolidated subsidiary                                          --             --             (54)
----------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       1,000            541             974

  Cumulative effect of accounting changes, net of tax                                   --            (34)             --
----------------------------------------------------------------------------------------------------------------------------

         NET INCOME                                                            $     1,000    $       507     $       974
         ===================================================================================================================

BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting changes                        $      4.01    $      2.27     $      4.42
  Cumulative effect of accounting changes, net of tax                                   --          (0.14)             --
----------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                               $      4.01    $      2.13     $      4.42

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting changes                        $      3.97    $      2.24     $      4.34
  Cumulative effect of accounting changes, net of tax                                   --          (0.14)             --
----------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                $      3.97    $      2.10     $      4.34
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                           249.4          237.7           220.6
Weighted average common shares outstanding and dilutive potential common
  shares                                                                             251.8          241.4           224.4
----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                              $      1.05    $      1.01     $      0.97
============================================================================================================================

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                        As of December 31,
                                                                                                -----------------------------------
(In millions, except for share data)                                                                 2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments
  -----------
  Fixed maturities, available for sale, at fair value (amortized cost of $46,241 and $39,154)   $      48,889     $      40,046
  Equity securities, available for sale, at fair value (cost of $937 and $1,289)                          917             1,349
  Policy loans, at outstanding balance                                                                  2,934             3,317
  Other investments                                                                                     1,790             1,977
-----------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                54,530            46,689
  Cash                                                                                                    377               353
  Premiums receivable and agents' balances                                                              2,611             2,790
  Reinsurance recoverables                                                                              5,095             5,162
  Deferred policy acquisition costs and present value of future profits                                 6,689             6,420
  Deferred income taxes                                                                                   545               693
  Goodwill                                                                                              1,721             1,721
  Other assets                                                                                          3,397             3,045
  Separate account assets                                                                             107,078           114,720
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                            $     182,043     $     181,593
        ===========================================================================================================================

LIABILITIES
  Reserve for future policy benefits and unpaid claims and claim adjustment expenses
      Property and casualty                                                                     $      17,159     $      17,036
      Life                                                                                              9,505             8,819
  Other policyholder funds and benefits payable                                                        23,018            19,355
  Unearned premiums                                                                                     3,989             3,436
  Short-term debt                                                                                         315               599
  Long-term debt                                                                                        2,596             1,965
  Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
   solely junior subordinated debentures                                                                1,468             1,412
  Other liabilities                                                                                     6,181             5,238
  Separate account liabilities                                                                        107,078           114,720
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                             171,309           172,580
        ===========================================================================================================================

 COMMITMENTS AND CONTINGENCIES (NOTE 16)


STOCKHOLDERS' EQUITY
 Common stock - 750,000,000 and 400,000,000 shares authorized, 258,184,483 and 248,477,367
   shares issued, $0.01 par value                                                                           3                 2
 Additional paid-in capital                                                                             2,784             2,362
 Retained earnings                                                                                      6,890             6,152
 Treasury stock, at cost - 2,943,565 and 2,941,340 shares                                                 (37)              (37)
 Accumulated other comprehensive income                                                                 1,094               534
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                     10,734             9,013
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $     182,043     $     181,593
        ===========================================================================================================================

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions, except for share data)                                                   2002              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK/ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of period                                                 $      2,364     $       1,688     $     1,553
     Issuance of common stock in underwritten offerings                                    330               569              --
     Issuance of equity units                                                              (33)               --              --
     Issuance of shares under incentive and stock purchase plans                           101                93             (51)
     Issuance of common stock from treasury                                                 --                --              56
     Conversion of Hartford Life, Inc. employee stock options and restricted                --                --              84
     shares
     Tax benefit on employee stock options and awards                                       25                14              46
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                              2,787             2,364           1,688
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                                                        6,152             5,887           5,127
     Net income                                                                          1,000               507             974
     Dividends declared on common stock                                                   (262)             (242)           (214)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                              6,890             6,152           5,887
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
   Balance at beginning of period                                                          (37)             (480)           (942)
     Issuance of common stock in underwritten offerings                                     --               446              --
     Issuance of shares under incentive and stock purchase plans                            --                 4             212
     Issuance of common stock from treasury                                                 --                --             342
     Conversion of Hartford Life, Inc. employee stock options and restricted                --                --               8
     shares
     Treasury stock acquired                                                                --                (7)           (100)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                (37)              (37)           (480)
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                                                          534               369            (272)
     Change in unrealized gain on securities, net of tax
       Change in unrealized gain on securities                                             838               110             695
       Cumulative effect of accounting change                                               --                (1)             --
     Change in net gain on cash-flow hedging instruments, net of tax
       Change in net gain on cash-flow hedging instruments                                  65                39              --
       Cumulative effect of accounting change                                               --                24              --
     Foreign currency translation adjustments                                               21                (3)            (50)
     Minimum pension liability adjustment, net of tax                                     (364)               (4)             (4)
------------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                      560               165             641
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                              1,094               534             369
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        $     10,734     $       9,013     $     7,464
====================================================================================================================================
OUTSTANDING SHARES (IN THOUSANDS)
   Balance at beginning of period                                                      245,536           226,290         217,226
     Issuance of common stock in underwritten offerings                                  7,303            17,042              --
     Issuance of shares under incentive and stock purchase plans                         2,402             2,331           4,460
     Issuance of common stock from treasury                                                 --                --           7,250
     Conversion of Hartford Life, Inc. employee stock options and restricted                --                --             186
     shares
     Treasury stock acquired                                                                --              (127)         (2,832)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                            255,241           245,536         226,290
====================================================================================================================================

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          For the years ended December 31,
                                                                                 ---------------------------------------------------
 (In millions)                                                                         2002             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME
   Net income                                                                    $     1,000       $      507       $      974
------------------------------------------------------------------------------------------------------------------------------------
   Other Comprehensive Income
     Change in unrealized gain on securities, net of tax
       Change in unrealized gain on securities                                           838              110              695
       Cumulative effect of accounting change                                             --               (1)              --
     Change in net gain on cash-flow hedging instruments, net of tax
       Change in net gain on cash-flow hedging instruments                                65               39               --
       Cumulative effect of accounting change                                             --               24               --
     Foreign currency translation adjustments                                             21               (3)             (50)
     Minimum pension liability adjustment, net of tax                                   (364)              (4)              (4)
------------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                    560              165              641
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME                                                      $     1,560       $      672       $    1,615
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions)                                                                          2002              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                     $       1,000    $          507    $         974
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
   Amortization of deferred policy acquisition costs                                      2,241             2,214            2,213
   Additions to deferred policy acquisition costs                                        (2,859)           (2,739)          (2,573)
   Change in:
     Liabilities for future policy benefits, unpaid claims and claim adjustment
       expenses and unearned premiums                                                     1,702             2,737            1,130
     Reinsurance recoverables                                                               191              (599)             (85)
     Receivables, payables and accruals                                                    (282)              197              126
     Accrued and deferred income taxes                                                      202              (119)             398
     Minority interest in consolidated subsidiary                                            --                --               54
   Net realized capital (gains) losses                                                      400               236             (145)
   Depreciation and amortization                                                            104                85               63
   Cumulative effect of accounting changes, net of tax                                       --                34               --
   Other, net                                                                               (50)             (250)             280
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,649             2,303            2,435
====================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                              (22,085)          (16,871)         (15,104)
   Sale of investments                                                                   12,740             9,850           11,985
   Maturity of investments                                                                2,910             2,760            2,001
   Purchase of business/affiliate, net of cash acquired                                      --            (1,105)          (1,391)
   Sale of affiliates                                                                        --                39              545
   Additions to property, plant and equipment                                              (189)             (209)            (200)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                             (6,624)           (5,536)          (2,164)
====================================================================================================================================
FINANCING ACTIVITIES
   Short-term debt, net                                                                      16               264                4
   Issuance of long-term debt                                                               617               400              516
   Issuance of trust preferred securities                                                    --               684               --
   Repayment of long-term debt                                                             (300)             (200)              --
   Repayment of trust preferred securities                                                   --              (500)              --
   Issuance of common stock                                                                 330             1,015              398
   Net proceeds from (disbursements for) investment and universal life-type
     contracts charged against policyholder accounts                                      3,491             1,867             (947)
   Dividends paid                                                                          (257)             (235)            (210)
   Acquisition of treasury stock                                                             --                (7)            (100)
   Proceeds from issuances of shares under incentive and stock purchase plans                92                77              131
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                3,989             3,365             (208)
====================================================================================================================================
   Foreign exchange rate effect on cash                                                      10                (6)             (18)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                      24               126               45
   Cash - beginning of year                                                                 353               227              182
------------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                          $         377    $          353    $         227
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Income taxes                                                                   $        (102)   $          (52)   $          95
   Interest                                                                       $         260    $          275    $         245


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA, UNLESS OTHERWISE STATED)


1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") provide investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally.

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

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche Algemeene N.V. ("Zwolsche") subsidiary to Assurances Generales de France, a subsidiary of Allianz AG. For purposes of these consolidated financial statements, Zwolsche's operating results are included in The Hartford's
Consolidated Statements of Income through the date of sale. (For further discussion of this disposition, see Note 18(b).)

On June 27, 2000, The Hartford acquired all of the outstanding shares of Hartford Life, Inc. ("HLI") that it did not already own ("The HLI Repurchase"). The accompanying consolidated financial statements reflect the minority interest in HLI of approximately 19% prior to the acquisition date. (For a further discussion of The HLI Repurchase, see Note 18(a).)

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. Less than majority-owned subsidiaries in which The Hartford has at least a 20% interest are reported on the equity basis. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

(B)      USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining reserves; deferred policy acquisition costs; valuation of investments and derivative instruments; pension and other postretirement benefits; and contingencies.

(C)      RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(D)      ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. In the fourth quarter of 2002, the Company early adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 retroactively and reclassified the 2001 extraordinary loss from early retirement of debt of $13, before-tax, to other expenses. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective September 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack ("September 11"), see Note 2.)

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(D)      ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, effective January 1, 2002 amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

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

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 5.)

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded an $11 charge as the net of tax cumulative effect of the accounting change.

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

Upon adoption of SFAS No. 133, the Company recorded a $23 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("AOCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the Company also reclassified $24, net of tax, to AOCI - Gain on Cash-Flow Hedging Instruments from AOCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. (For further discussion of the Company's derivative-related accounting policies, see Note 1(h).)

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company's December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees", regarding the definition of employee, the criteria for determining a non-compensatory plan, the

(D)  ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective January 1, 2000, The Hartford adopted Statement of Position ("SOP") No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company's consolidated financial condition or results of operations.

(E)      FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity ("VIE"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003. The Hartford invests in a variety of investment structures that require analysis under FIN 46, including asset-backed securities, partnerships and certain trust securities and is currently assessing the impact of adopting FIN 46. Based upon a preliminary review, the adoption of FIN 46 is not expected to have a material impact on the Company's financial condition or results of operations as there were no material VIEs identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See disclosures in Note 1(h), "Other Investment and Risk Management Activities - Specific Strategies". Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002.

(F)  EXPENSING STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation.

Prior to January 2003, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the

(F)  EXPENSING STOCK OPTIONS (CONTINUED)

intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to the Company's stock-based compensation plans, including non-option plans, was $6, $8 and $23 after-tax, respectively. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11.)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.


                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions, except for per share data)                                               2002              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                           $     1,000       $       507      $       974
Add:  Stock-based employee compensation expense included in reported net
   income, net of related tax effects [1]                                                   3                 2                1
Deduct:  Total stock-based employee compensation expense determined under the
   fair value method for all awards, net of related tax effects                           (56)              (46)             (37)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income [2]                                                          $       947       $       463      $       938
====================================================================================================================================

Earnings per share:
   Basic - as reported                                                            $      4.01       $      2.13      $      4.42
   Basic - pro forma [2]                                                          $      3.80       $      1.95      $      4.25
   Diluted - as reported                                                          $      3.97       $      2.10      $      4.34
   Diluted - pro forma [2]                                                        $      3.76       $      1.92      $      4.18
====================================================================================================================================

[1] Excludes the impact of non-option plans of $3, $6 and $22 for the years ended December 31, 2002, 2001 and 2000, respectively.
[2] The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 1.6% for 2002, 1.6% for 2001 and 1.5% for 2000; expected price variability of 40.8% for 2002, 29.1% for 2001 and 35.7% for 2000; risk-free interest rates of 4.27% for 2002 grants, 4.98% for 2001 grants and 6.41% for 2000 grants; and expected lives of six years for 2002, six years for 2001 and four years for 2000.

(G)  INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" as defined in SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share related to the Company's immediate participation guaranteed contracts and the related change in amortization of deferred policy acquisition costs, reflected in stockholders' equity as a component of AOCI. Policy loans are carried at outstanding balance which approximates fair value. Other investments consist primarily of limited partnership investments, which are accounted for by the equity method. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans carried at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices when available or broker quotations. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flows, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

Net realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $(1), $(1) and $(9) for the years ended December 31, 2002, 2001 and 2000, respectively. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share and related amortization of deferred policy acquisition costs for certain Life products, are reported as a component of revenues and are determined on a specific identification basis.

The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

(G)  INVESTMENTS (CONTINUED)

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, are subjected to an enhanced analysis on a quarterly basis. Such characteristics include, but are not limited to: a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost,
(b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery.
Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(H)  DERIVATIVE INSTRUMENTS

Overview
--------

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial  Statement  Presentation of Derivative  Instruments and
--------------------------------------------------------------------------------
Hedging Activities
------------------

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as
(1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency, fair value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within stockholders' equity. Changes in the fair value of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses. As of December 31, 2002, and 2001, the Company carried $299 and $138, respectively, of derivative assets in other investments and $208 and $208, respectively, of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing
---------------------------------------------

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is evaluated primarily based on regression analysis or the cumulative change in cash flow or fair value, as appropriate. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which effectiveness was lost and prospectively, as discussed below under discontinuance of hedge accounting.

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

Credit Risk
-----------

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives
--------------------

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument, is carried at fair value with changes in value reported in net realized capital gains and losses.

Discontinuance of Hedge Accounting
----------------------------------

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company's Hedging Activities
---------------------------------------------------------------

Cash-Flow Hedges

General

For the years ended December 31, 2002 and 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2002 and 2001, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $7 and $2, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2002 and 2001, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $3.2 billion and $2.6 billion, respectively. For the years ended December 31, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Specific Strategies

The Company's primary use of cash-flow hedging is to use interest-rate swaps as an "asset hedging" strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test is performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example, 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into "receive fixed/pay variable" interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Ineffectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2002 and 2001, the Company held $2.7 billion

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

SFAS No. 133 Categorization of the Company's Hedging Activities (continued)
---------------------------------------------------------------------------

Cash-Flow Hedges (continued)

Specific Strategies (continued)

and $2.0 billion, respectively, in derivative notional value related to this strategy.

The Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated fixed maturity investments. The foreign currency swap agreements are structured to match the foreign currency cash flows of the foreign denominated fixed maturity investments (i.e., par/notional value, currency, initial cost, maturity date, and payment dates). If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. Notional value of foreign currency swaps at December 31, 2002 and 2001 totaled $389 and $147, respectively.

Fair-Value Hedges

General

For the years ended December 31, 2002 and 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2002 and 2001, the Company held $800 and $899, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

During 2001, the Company entered into a callable interest rate swap as an economic hedge of a portion of its Trust Preferred Securities issued. The interest rate swap agreement was structured to exactly offset the terms and conditions of the hedged trust preferred securities (i.e., notional value, call provisions, maturity date, and payment dates) and has been designated as a hedge of the benchmark interest rate (i.e., LIBOR). The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate swap and the present value of the cumulative change in the expected future cash flows on the hedged trust preferred securities. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. At December 31, 2002 and 2001, the Company held $500 in derivative notional value related to this strategy.

The Company purchases interest rate caps and sells interest rate floor contracts in an "asset hedging" strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to par/notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At December 31, 2002 and 2001, the Company held $180 and $200, respectively, in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an "asset hedging" strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a "receive fixed" swap. The swaption's exercise dates coincide with the municipal fixed maturity's call dates, and the receive side of the swaps closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions is to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby qualify that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of 0.85 to
1.00. Regression calculations are performed quarterly to validate that the changes in value of the swaption offset the inverse changes in value of the aggregate embedded bond call option, within a range of 0.80 to 1.25. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as net realized capital gains and losses. No component of the hedging instruments' fair value is excluded from the determination of effectiveness. At December 31, 2002 and 2001, the Company held $90 and $133, respectively, in derivative notional value related to this strategy.

Other Investment and Risk Management Activities

General

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include

(H)  DERIVATIVE INSTRUMENTS (CONTINUED)

Other Investment and Risk Management Activities (continued)

General (continued)

the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as realized capital gains or losses. For the years ended December 31, 2002 and 2001, the Company recognized an after-tax net gain of $6 and an after-tax net loss of $23, respectively, (reported as net realized capital gains and losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2002 and 2001, the Company held $6.8 billion and $4.6 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities.

Specific Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a "liability hedge", thereby mitigating the Company's loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may experience a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company's competitiveness and reducing the policyholder's incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2002 and 2001, the Company held $516 in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company de-designates the original contract and prospectively records the changes in value of both the original contract and the new offsetting contract through net realized capital gains and losses. At December 31, 2002 and 2001, the Company held $2.5 billion and $2.0 billion, respectively, in derivative notional value related to this strategy.

Periodically,  the  Company  enters  into swap  agreements  in which the Company assumes credit exposure from a single entity, referenced index or asset pool. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. The Company assumes credit exposure to individual entities through credit default swaps. In assuming this obligation, the Company receives a periodic fee. These contracts obligate the Company to compensate the derivative counterparty in the event of bankruptcy, failure to pay or restructuring, and in return, the Company receives a debt obligation of the referenced entity. This debt obligation may then be sold to offset the payment made to the counterparty. The maximum potential future exposure to the Company is the notional value of the swap contracts, $137 after-tax as of December 31, 2002. The market value of these swaps was immaterial at December 31, 2002. The Company did not transact credit default swaps in 2001. The term of the credit default swaps range from 3-5 years. The Company also assumes exposure to the change in value of the Lehman CMBS index and an asset pool through total return swaps. As of December 31, 2002 and 2001, the maximum potential future exposure to the Company is $291 and $166, after-tax, respectively. The market value of these swaps at December 31, 2002 and 2001 was a loss of $79 and $105, respectively, which was reported on the consolidated balance sheet in Other Liabilities. The term of the total return swaps range from 6 months to 10 years. At December 31, 2002 and 2001, the Company held $915 and $687, respectively, in derivative notional value related to this strategy.

The Company issues an option in an "asset hedging" strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company receives a premium for issuing the freestanding option. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 2-5 years. At December 31, 2002 and 2001, the Company held $473 and $580, respectively, in derivative notional value related to the written option and held $473 and $580, respectively, of derivative notional value related to the embedded option.

Periodically, in order to mitigate its foreign currency risk, the Company enters into a costless collar strategy. Accordingly, the Company purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. At December 31, 2002, the maximum potential exposure to the Company was $3 after-tax. At December 31, 2002 and 2001, the Company held $1.1 billion and $0, respectively, in derivative notional value related to this strategy. The term of the options is up to 4 months.

During 2002, the Company purchased an interest rate cap as an economic hedge to minimize interest rate risk on Trust Preferred Securities. In a rising interest rate environment, the cap will limit the interest rate to be paid on the interest rate swap that is designated as a fair value hedge of Trust Preferred Securities. At December 31, 2002, the Company held $500 in derivative notional value related to this strategy.

(I)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees a minimum return to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income.

(J)  DEFERRED POLICY ACQUISITION COSTS

LIFE - Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs ("DAC"). At December 31, 2002 and 2001, the carrying value of the Company's Life operations' DAC was $5.2 billion and $5.0 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs") from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and December 31, 2001. For all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company's long-term assumption of 9% and that a revision is likely if the overall separate ACCOUNT fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as "unlocking") the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the DAC to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' money held in the separate accounts is invested in the equity market. As of December 31, 2002, the Company believed its DAC asset was recoverable.

(J)      DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

PROPERTY & CASUALTY - The Property & Casualty operations also incur costs including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property casualty insurance business and are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. For the years ended December 31, 2002, 2001 and 2000 no material amounts of deferred acquisition costs were charged to expense based on the determination of recoverability.

(K) RESERVE FOR FUTURE POLICY BENEFITS, UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

Life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves, which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

The following table displays the development of the claim reserves (included in reserve for future policy benefits in the Consolidated Balance Sheets) resulting primarily from group disability products.


                                 For the years ended December 31,
                                 --------------------------------
                                    2002      2001       2000
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-GROSS     $2,764     $2,384    $2,128
Reinsurance recoverables              264        177       125
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        2,500      2,207     2,003
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                   1,154      1,272     1,093
     Prior years                        4        (15)      (11)
-----------------------------------------------------------------
TOTAL INCURRED                      1,158      1,257     1,082
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     387        439       410
     Prior years                      632        525       468
-----------------------------------------------------------------
TOTAL PAID                          1,019        964       878
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           2,639      2,500     2,207
Reinsurance recoverables              275        264       177
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $2,914     $2,764    $2,384
=================================================================

(L)      RESERVE FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims made under policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly unpredictable due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

The Hartford continually reviews the adequacy of its estimated claims and claim adjustment expense reserves on an overall basis. Adjustments to previously established reserves, if any, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses.

Most of the Company's property and casualty reserves are not discounted. However, certain liabilities for unpaid claims, principally for permanently disabled claimants, and certain structured settlement contracts, that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 4.9% in 2002 and 5.1% in 2001. At December 31, 2002 and 2001, such discounted reserves totaled $594 and $719, respectively (net of discounts of $424 and $429, respectively). Accretion of this discount did not have a material effect on net income during 2002, 2001 and 2000, respectively.

(M)  OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $22.2 billion and $18.8 billion, as of December 31, 2002 and 2001, respectively, represent policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(N)  REVENUE RECOGNITION

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

PROPERTY & CASUALTY - Property and casualty insurance premiums are earned principally on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force.
Unearned premiums also include estimated and unbilled premium adjustments related to a small percentage of the Company's loss-sensitive workers' compensation business. Other revenue consists primarily of revenues associated with the Company's servicing businesses. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(O)  FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholders' equity as a component of accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are generally their functional currencies.

(P)  DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

LIFE - Participating life insurance in force accounted for 6%, 8% and 17% as of December 31, 2002, 2001 and 2000, respectively, of total life insurance in force. Dividends to policyholders were $65, $68 and $67 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and a credit to a liability.

PROPERTY & CASUALTY - Net written premiums for participating property and casualty insurance policies represented 9%, 9% and 9% of total net written premiums for the years ended December 31, 2002, 2001 and 2000, respectively. Dividends to policyholders were $57, $38 and $33 for the years ended December 31, 2002, 2001 and 2000, respectively.

(Q) MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 33 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission ("SEC"), in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

(R) REINSURANCE

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," have been met. For the years ended December 31, 2002, 2001 and 2000, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers.

(S) INCOME TAXES

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

2.  SEPTEMBER 11, 2001

As a result of September 11, the Company recorded in 2001 an estimated before-tax loss amounting to $678, net of reinsurance: $647 related to property and casualty operations and $31 related to life operations. The Property & Casualty loss included a $1.1 billion gross reserve addition, an estimated net reserve addition of $556 with cessions under reinsurance contracts of $569. Also included in the Property & Casualty loss was $91 of reinstatement and other reinsurance premiums. The property-casualty portion of the estimate includes coverages related to property, business interruption, workers' compensation, and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based the loss estimate, including estimated amounts for incurred but not reported policyholder losses, costs incurred in settling claims and the impact of reinsurance recoverables, upon a review of insured exposures using a variety of assumptions and actuarial techniques. Since the September 11 terrorist attack was a single event that was unique and had such a substantial impact on such a large number of individuals and businesses, the nature of this unusual event adds to the uncertainty of loss estimates relating to the event. The Company continues to carry the original incurred amount related to September 11, less any paid losses; with the exception of a $12 reserve release related to positive development in Life. Reported losses to date have fallen within the original reserved amounts. However, there is significant uncertainty around September 11, particularly with regard to inhalation claims, stress claims, and other bodily injury, as well as the three year statute of limitations in New York State. Although the Company anticipates certain claims for recovery to be challenged, the impact of these challenges is not expected to be material. As a result of the uncertainties involved in the estimation process, final claims settlement may significantly vary from present estimates.



3.       INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                     For the years ended December 31,
                                                                         ----------------------------------------------------------
(A) COMPONENTS OF NET INVESTMENT INCOME                                            2002               2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                              $     2,764        $     2,669        $     2,544
Dividends                                                                             36                 39                 27
Other investment income                                                              196                178                142
-----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                            2,996              2,886              2,713
Less:   Investment expenses                                                           43                 36                 39
-----------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                     $     2,953        $     2,850        $     2,674
===================================================================================================================================

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                             $      (378)       $       (50)       $      (251)
Equity securities                                                                    (42)               (34)               148
Sale of affiliates and other [1]                                                      19               (153)               239
Change in liability to policyholders for net realized capital losses                   1                  1                  9
-----------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                       $      (400)       $      (236)       $       145
===================================================================================================================================

[1] 2001 primarily relates to before-tax losses on the sales of international subsidiaries and the change in value of certain derivative instruments. 2000 includes a $242, before-tax, gain on the sale of Zwolsche.



(C)  COMPONENTS OF UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                       $        57        $       177        $       230
Gross unrealized losses                                                              (77)              (117)               (95)
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                        (20)                60                135
Deferred income taxes and other items                                                 (7)                19                 45
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses), net of tax                                            (13)                41                 90
Balance - beginning of year                                                           41                 90                224
-----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                  $       (54)       $       (49)       $      (134)
===================================================================================================================================

3.   INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

                                                                                     For the years ended December 31,
                                                                         ----------------------------------------------------------
(D)  COMPONENTS OF UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES                   2002               2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                       $     3,062        $     1,369        $     1,042
Gross unrealized losses                                                             (414)              (477)              (406)
Net unrealized losses credited to policyholders                                      (58)               (22)               (10)
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                               2,590                870                626
Deferred income taxes and other items                                              1,133                305                219
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                   1,457                565                407
Balance - beginning of year                                                          565                407               (422)
-----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES                   $       892        $       158        $       829
===================================================================================================================================

(E) COMPONENTS OF FIXED MATURITY INVESTMENTS
                                                                                    As of December 31, 2002
                                                          --------------------------------------------------------------------------
                                                             Amortized            Gross                 Gross
                                                                Cost         Unrealized Gains     Unrealized Losses      Fair Value
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                            $        467    $         17         $         --          $        484
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                    2,867              95                   (3)                2,959
  States, municipalities and political subdivisions             10,104             832                   (7)               10,929
  International governments                                      1,481             139                   (6)                1,614
  Public utilities                                               1,754             102                  (49)                1,807
  All other corporate including international                   16,389           1,230                 (186)               17,433
  All other corporate - asset-backed                            10,189             593                 (136)               10,646
  Short-term investments                                         2,097               3                   --                 2,100
  Certificates of deposit                                          795              45                  (25)                  815
  Redeemable preferred stock                                        98               6                   (2)                  102
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                $     46,241    $      3,062         $       (414)         $     48,889
====================================================================================================================================

                                                                                   As of December 31, 2001
                                                          --------------------------------------------------------------------------
                                                             Amortized            Gross                 Gross
                                                                Cost         Unrealized Gains     Unrealized Losses     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                            $        559    $         20         $         (4)         $        575
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                    1,925              47                   (4)                1,968
  States, municipalities and political subdivisions              9,642             452                  (34)               10,060
  International governments                                        938              75                  (10)                1,003
  Public utilities                                               1,470              30                  (31)                1,469
  All other corporate including international                   13,187             454                 (213)               13,428
  All other corporate - asset-backed                             8,469             263                 (152)                8,580
  Short-term investments                                         2,104               3                   --                 2,107
  Certificates of deposit                                          708              20                  (28)                  700
  Redeemable preferred stock                                       152               5                   (1)                  156
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                $     39,154    $      1,369         $       (477)         $     40,046
====================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002 by contractual maturity year are shown below. Estimated maturities differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                      Amortized
MATURITY                                 Cost       Fair Value
-----------------------------------------------------------------
One year or less                     $     4,911   $     4,951
Over one year through five years          14,468        15,106
Over five years through ten years         13,022        13,921
Over ten years                            13,840        14,911
-----------------------------------------------------------------
    TOTAL                            $    46,241   $    48,889
=================================================================

(F) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

                                For the years ended December 31,
                               -----------------------------------
                                   2002       2001        2000
------------------------------------------------------------------
SALE OF FIXED MATURITIES
  Sale proceeds                $    9,174 $    8,714  $    9,606
  Gross gains                         276        202         187
  Gross losses                       (134)       (82)       (429)
SALE OF EQUITY SECURITIES
  Sale proceeds                $      649 $      803  $    1,306
  Gross gains                         144        135         258
  Gross losses                       (122)      (139)       (110)
==================================================================

(G)      CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

(H)      DERIVATIVE INSTRUMENTS

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $10.8 billion at December 31, 2002, and $8.0 billion at December 31, 2001.

A reconciliation between notional amounts as of December 31, 2002 and 2001 by derivative type and strategy is as follows:

                                                   December 31, 2001                         Maturities/        December 31, 2002
                                                    Notional Amount        Additions       Terminations [1]      Notional Amount
------------------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                                $         603        $         500       $          20        $       1,083
Floors                                                        320                   --                  20                  300
Swaps/Forwards                                              5,600                2,791               1,262                7,129
Futures                                                        77                  110                 187                   --
Options                                                     1,408                1,231                 383                2,256
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                             $       8,008        $       4,632       $       1,872        $      10,768
BY STRATEGY
Liability                                           $       1,313        $         500       $           -        $       1,813
Anticipatory                                                  327                  300                 362                  265
Asset                                                       5,469                3,832               1,510                7,791
Portfolio                                                     899                    -                   -                  899
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                             $       8,008        $       4,632       $       1,872        $      10,768
====================================================================================================================================

[1] During 2002, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(I)  COLLATERAL ARRANGEMENTS

The Hartford entered into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2002 and 2001, collateral pledged has not been separately reported in the Consolidated Balance Sheets. The classification and carrying amounts of collateral pledged at December 31, 2002 and 2001 were as follows:


ASSETS                                            2002      2001
-----------------------------------------------------------------
U.S. Gov't and Gov't agencies and
  authorities (guaranteed and sponsored)        $    20   $     1
U.S. Gov't and Gov't agencies and authorities
 (guaranteed and sponsored -  asset-backed)          76        53
-----------------------------------------------------------------
    TOTAL                                       $    96   $    54
=================================================================

At December 31, 2002 and 2001, The Hartford had accepted collateral consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $454 and $167, respectively. At December 31, 2002 and 2001, only cash collateral of $176 and $108, respectively, was invested and recorded on the balance sheet in fixed maturities and other liabilities. The Hartford is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2002 and 2001. As of December 31, 2002 and 2001 all collateral accepted was held in separate custodial accounts.

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

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value of limited partnerships and trusts is based on external market valuations from partnership and trust management.

Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt and trust preferred securities is equal to market value.


The carrying amounts and fair values of The Hartford's financial instruments at December 31, 2002 and 2001 were as follows:

                                   2002               2001
                            --------------------------------------
                             Carrying    Fair    Carrying    Fair
                              Amount    Value     Amount    Value
------------------------------------------------------------------
ASSETS
 Fixed maturities             $48,889   $48,889   $40,046  $40,046
 Equity securities                917       917     1,349    1,349
 Policy loans                   2,934     2,934     3,317    3,317
 Limited partnerships [1]         881       881     1,372    1,372
 Other investments [2]            909       909       605      605
LIABILITIES
 Other policyholder funds
  and benefits payable [3]    $20,744   $20,951   $16,077  $15,939
 Short-term debt                  315       315       599      607
 Long-term debt                 2,596     2,804     1,965    2,082
 Trust preferred securities     1,468     1,479     1,412    1,429
 Derivative related
   liabilities [4]                208       208       208      208
==================================================================

[1]   Included in other investments on the balance sheet.
[2] 2002 and 2001 include $299 and $138 of derivative related assets, respectively.
[3]   Excludes group accident and health and universal life insurance contracts,
      including   corporate  owned  life   insurance.
[4]   Included in other liabilities on the balance sheet.



5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income and earnings per share for the years ended December 31, 2002, 2001 and 2000, with the 2001 and 2000 periods adjusted for goodwill amortization recorded.


(In millions, except for per share data)                                              2002              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME
Income before cumulative effect of accounting changes                             $    1,000        $      541       $      974
Goodwill amortization, net of tax                                                         --                52               25
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes                         1,000               593              999
Cumulative effect of accounting changes, net of tax                                       --               (34)              --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                               $    1,000        $      559       $      999
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                             $     4.01        $      2.27      $      4.42
Goodwill amortization, net of tax                                                        --                0.22             0.11
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes                          4.01               2.49             4.53
Cumulative effect of accounting changes, net of tax                                      --               (0.14)              --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                               $     4.01        $      2.35      $      4.53
====================================================================================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                             $     3.97        $      2.24      $      4.34
Goodwill amortization, net of tax                                                        --                0.22             0.11
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes                          3.97               2.46             4.45
Cumulative effect of accounting changes, net of tax                                      --               (0.14)              --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                               $     3.97        $      2.32      $      4.45
====================================================================================================================================

5.       GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.


                                                                    2002                                       2001
                                                    -------------------------------------       ------------------------------------
                                                     Gross Carrying    Accumulated Net           Gross Carrying   Accumulated Net
AMORTIZED INTANGIBLE ASSETS                              Amount          Amortization                Amount         Amortization
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                       $       1,406    $        274              $       1,406     $        164
Renewal rights                                                   42              27                         42               20
------------------------------------------------------------------------------------------------------------------------------------
Total                                                 $       1,448    $        301              $       1,448     $        184
====================================================================================================================================


Net amortization expense for the years ended December 31, 2002, 2001 and 2000 was $117, $128 and $54, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,
-----------------------------------------------------------------
2003                                             $      120
2004                                             $      114
2005                                             $      104
2006                                             $       93
2007                                             $       78
=================================================================

The carrying amounts of goodwill as of December 31, 2002 and 2001 are shown below.

                                         2002          2001
-----------------------------------------------------------------
Life                                 $     796     $     796
Property & Casualty                        153           153
Corporate                                  772           772
-----------------------------------------------------------------
    TOTAL                            $   1,721     $   1,721
=================================================================

6.       SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $107.1 billion and $114.7 billion at December 31, 2002 and 2001, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $95.6 billion and $104.6 billion at December 31, 2002 and 2001, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $11.5 billion and $10.1 billion at December 31, 2002 and 2001, respectively, wherein The Hartford contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $384 and $575 at December 31, 2002 and 2001, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues included in fee income were $1.2 billion, $1.3 billion and $1.4 billion in 2002, 2001 and 2000, respectively. The guaranteed separate accounts include fixed market value adjusted ("MVA") individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.3% and 6.4% at December 31, 2002 and 2001, respectively. The assets that support these liabilities were comprised of $11.1 billion and $9.8 billion in fixed maturities as of December 31, 2002 and 2001, respectively, and $385 and $234 of other investments as of December 31, 2002 and 2001, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $135 and $37 in net carrying value and $3.6 billion and $3.2 billion in notional amounts as of December 31, 2002 and 2001, respectively.

7.       RESERVES FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

As described in Note 1(l), The Hartford establishes reserves for claims and claim adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

The establishment of appropriate reserves, including reserves for catastrophes and asbestos and environmental claims, is inherently uncertain. The Hartford regularly updates its reserve estimates as new information becomes available and events unfold that may have an impact on unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be necessary.

7.       RESERVES FOR CLAIMS AND CLAIMS ADJUSTMENT EXPENSES (CONTINUED)

A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

                                  For the years ended December 31,
                                   ------------------------------
                                     2002      2001      2000
                                   ------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $17,036   $16,293   $16,449
Reinsurance and other recoverables    4,176     3,871     3,706
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       12,860    12,422    12,743
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES
     Current year                     5,577     5,992     5,170
     Prior years                        293       143        27
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES       5,870     6,135     5,197
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                     2,257     2,349     2,265
     Prior years                      3,332     3,243     3,069
-----------------------------------------------------------------
TOTAL PAYMENTS                        5,589     5,592     5,334
-----------------------------------------------------------------
Other [1]                                --      (105)     (184)
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       13,141    12,860    12,422
Reinsurance and other recoverables    4,018     4,176     3,871
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $17,159   $17,036   $16,293
-----------------------------------------------------------------
[1]   Includes   $(101)  and  $(161)  related  to  the  sales  of
      international subsidiaries for the years ended December 31, 2001 and 2000, respectively.

The Company has an exposure to catastrophic losses, both natural and man made, which can be caused by significant events including hurricanes, severe winter storms, earthquakes, windstorms, fires and terrorist acts. The frequency and severity of catastrophic losses are unpredictable, and the exposure to a catastrophe is a function of both the total amount insured in an area affected by the event and the severity of the event. Catastrophes generally impact limited geographic areas; however, certain events may produce significant damage in heavily populated areas. The Company generally seeks to reduce its exposure to catastrophic losses through individual risk selection, aggregation of risk by geographic location and the purchase of catastrophe reinsurance.

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford's property and casualty businesses at December 31, 2002 represent the Company's best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve reestimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse trends, including increases in medical cost inflation rates and physical damage repair costs, as well as further adverse development of asbestos and environmental claims. (For further discussion of asbestos and environmental claims, see Note 16(b).)

8. DEBT AND COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)


                                                2002       2001
------------------------------------------------------------------

SHORT-TERM DEBT
   Commercial paper                         $    315   $     299
   Current maturities of long-term debt           --         300
------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT              $    315   $     599
==================================================================

LONG-TERM DEBT [1]
   6.9%    Notes, due 2004                  $    199   $     199
   7.75%   Notes, due 2005                       247         246
   7.1%    Notes, due 2007                       198         198
   4.7%    Notes, due 2007                       300          --
   6.375%  Notes, due 2008                       200         200
   4.1%    Equity Units Notes, due 2008          330          --
   7.9%    Notes, due 2010                       274         274
   7.3%    Notes, due 2015                       200         200
   7.65%   Notes, due 2027                       248         248
   7.375%  Notes, due 2031                       400         400
------------------------------------------------------------------
         TOTAL LONG-TERM DEBT               $  2,596   $   1,965
==================================================================
[1] The Hartford's long-term debt securities are issued by either The Hartford Financial Services Group, Inc. ("HFSG") or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

(A)  SHELF REGISTRATIONS

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2002, HLI had $1.0 billion remaining on its shelf.

On November 9, 2000, The Hartford filed with the SEC a shelf registration statement and a prospectus, as amended on May 21, 2002, for the potential offering and sale of up to an additional $2.6 billion in debt and equity securities. Specifically, the registration statement allows for the following types of securities to be offered: debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts") and guarantees by the Company with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2002, The Hartford had $1.3 billion remaining on the shelf.

8. DEBT AND COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES) (CONTINUED)

(B)  SHORT-TERM DEBT
                                                                                                            As of December 31,
                                                                                                       -----------------------------
Description                               Effective Date     Expiration Date     Maximum Available         2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                               11/10/86              N/A              $    2,000          $     315      $      299
  HLI                                         2/7/97               N/A                     250                 --              --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                              $    2,250          $     315      $      299
Revolving Credit Facility
  5-year revolving credit facility            6/20/01            6/20/06            $    1,000          $      --      $       --
  3-year revolving credit facility           12/31/02           12/31/05                   490                 --              --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                     $    1,490          $      --      $       --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                                                               $    3,740          $     315      $      299
====================================================================================================================================


On December 31, 2002, the Company and HLI entered into a joint three-year $490 competitive advance and revolving credit facility comprised of 12 participating banks. As of December 31, 2002, there were no outstanding borrowings under this facility.

(C)  LONG-TERM DEBT OFFERINGS

Equity Unit Offering
--------------------

On September 13, 2002, The Hartford issued 6.6 million 6% equity units at a price of $50.00 per unit and received net proceeds of $319.

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

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford's common stock. If the applicable market value of The Hartford's common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit, or an aggregate of 7.0 million shares. If the applicable market value of The Hartford's common stock is greater than $47.25 but less than $57.645, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford's common stock to the holder. Finally, if the applicable market value of The Hartford's common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder, or an aggregate of 5.7 million shares. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between
5.7 million and 7.0 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.

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

The present value of the contract adjustment payments of $23 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and are included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of December 31, 2002, also reflected a charge of $9 representing a portion of the equity unit issuance costs that was allocated to the purchase contracts.

The equity units are reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the issuance of the shares of The Hartford's common stock upon the settlement of the purchase contracts. Under the treasury stock method, the

8. DEBT AND COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES) (CONTINUED)

(C)   LONG-TERM DEBT OFFERINGS (CONTINUED)

Equity Unit Offering (Continued)
--------------------------------

number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford's common stock during the period from the date of issuance through December 31, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

Senior Note Offering
--------------------

On August 29, 2002, The Hartford issued 4.7% senior notes due September 1, 2007 and received net proceeds of $298. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on March 1, 2003. The Company used the proceeds to repay $300 of 6.375% senior notes that matured on November 1, 2002.

(D)  DESCRIPTION OF TRUST PREFERRED SECURITIES

The Hartford, and its subsidiary Hartford Life Insurance Company ("HLIC"), have formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements.

The financial structure of Hartford Capital I, II, and III, and Hartford Life Capital I and II, as of December 31, 2002 and 2001, were as follows (except for Hartford Capital II for which the underlying securities were redeemed on December 31, 2001):

                                                         Hartford     Hartford Life  Hartford Life       Hartford        Hartford
                                                       Capital III      Capital II     Capital I       Capital II [4]    Capital I
------------------------------------------------------------------------------------------------------------------------------------
TRUST SECURITIES
   Issuance date                                      Oct. 26, 2001    Mar. 6, 2001   June 29, 1998  Oct. 30, 1996   Feb. 28, 1996
   Securities issued                                    20,000,000       8,000,000      10,000,000     20,000,000      20,000,000
   Liquidation preference per security                         $25             $25             $25            $25             $25
   Liquidation value (in millions)                            $500            $200            $250           $500            $500
   Coupon rate                                                7.45%           7.625%          7.20%           8.35%           7.70%
   Distribution payable                                 Quarterly       Quarterly       Quarterly      Quarterly       Quarterly
   Distribution guaranteed by [1]                     The Hartford         HLI             HLI        The Hartford    The Hartford
JUNIOR SUBORDINATED DEBENTURES [2] [3]
   Amount owed (in millions)                                  $500            $200            $250           $500            $500
   Coupon rate                                                7.45%           7.625%          7.20%           8.35%           7.70%
   Interest payable                                     Quarterly       Quarterly       Quarterly      Quarterly       Quarterly
   Maturity date                                      Oct. 26, 2050   Feb. 15, 2050   June 30, 2038  Oct. 30, 2026   Feb. 28, 2016
   Redeemable by issuer on or after                   Oct. 26, 2006    Mar. 6, 2006   June 30, 2003  Oct. 30, 2001   Feb. 28, 2001
====================================================================================================================================

[1] The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.
[2] For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford's or HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.
[3] The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.
[4]  The securities for Hartford Capital II were redeemed on December 31, 2001.

(E)  INTEREST EXPENSE

The following table presents interest expense incurred related to debt and trust preferred securities for 2002, 2001 and 2000, respectively.


                              For the years ended December 31,
----------------------------------------------------------------
                                 2002       2001       2000
----------------------------------------------------------------
Short-term debt               $      6    $     2    $     16
Long-term debt (including
 current maturities of
 long-term debt)                   170        177         134
Trust Preferred Securities          89        116         100
----------------------------------------------------------------
TOTAL INTEREST EXPENSE        $    265    $   295    $    250
================================================================

9.       STOCKHOLDERS' EQUITY

(A)  COMMON STOCK

On September 13, 2002, The Hartford issued approximately 7.3 million shares of common stock pursuant to an underwritten offering at a price of $47.25 per share and received net proceeds of $330. Also on September 13, 2002, The Hartford issued 6.6 million 6% equity units. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly-issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million shares in the aggregate. (For further discussion of this issuance, see Note 8(c).)

At the Company's annual meeting of shareholders held on April 18, 2002, shareholders approved an amendment to Section (a) Article Fourth of the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 400 million to 750 million.

On October 22, 2001, The Hartford issued 7.0 million shares of common stock under its current shelf registration to Salomon Smith Barney Inc. at a price of $56.82 per share and received proceeds of $400. The shares were then re-offered by Salomon Smith Barney Inc. to investors. The proceeds from this issuance were contributed to the Company's insurance operations to, in part, replenish the surplus of those operations after the September 11 loss.

On February 16, 2001, The Hartford issued 10 million shares of common stock pursuant to an underwritten offering under its current shelf registration for net proceeds of $615. The proceeds were used to partially fund the Fortis acquisition.

(B)  PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued. In 1995, the Company approved The Hartford Stockholder Rights Plan, pursuant to which a nonvoting right attaches to each share of common stock. Upon the occurrence of certain triggering events, the right will permit each shareholder to purchase a fraction of a share of the Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of The Hartford. There are 300,000 authorized shares of Series A Preferred Stock. No shares were issued or outstanding at December 31, 2002 or 2001.

(C)  STATUTORY RESULTS

                                       For the years ended
                                           December 31,
----------------------------------------------------------------
                                     2002     2001      2000
----------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
  Life operations                  $   (137)$   (364) $    422
  Property & Casualty operations      4,779     (223)      779
----------------------------------------------------------------
    TOTAL                          $  4,642 $   (587) $  1,201
================================================================



                                       As of December 31,
                                   ----------------------------
                                       2002          2001
---------------------------------------------------------------
STATUTORY SURPLUS
  Life operations                   $    3,019    $   2,991
  Property & Casualty operations         5,131        4,159
---------------------------------------------------------------
    TOTAL                           $    8,150    $   7,150
===============================================================

A significant percentage of the consolidated statutory surplus is permanently invested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2002, the maximum amount of statutory dividends which may be paid to HFSG from its insurance subsidiaries in 2003, without prior approval, is $1.8 billion.

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

10.      EARNINGS PER SHARE

Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

10.      EARNINGS PER SHARE (CONTINUED)

(In millions, except for per share data)

2002                                                                                Income         Shares        Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Net income available to common shareholders                                   $       1,000          249.4   $        4.01
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                                  --            2.4
                                                                                  ----------------------------
  Net income available to common shareholders plus assumed conversions          $       1,000          251.8   $        3.97
====================================================================================================================================

2001
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Net income available to common shareholders                                   $         507          237.7   $        2.13
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                                  --            3.7
                                                                                  ----------------------------
  Net income available to common shareholders plus assumed conversions          $         507          241.4   $        2.10
====================================================================================================================================

2000
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Net income available to common shareholders                                   $         974          220.6   $        4.42
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                                  --            3.8
                                                                                  ----------------------------
  Net income available to common shareholders plus assumed conversions          $         974          224.4   $        4.34
====================================================================================================================================

Basic earnings per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding options and the Company's equity units, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

11.      STOCK COMPENSATION PLANS

On May 18, 2000, the shareholders of The Hartford approved The Hartford 2000 Incentive Stock Plan (the "2000 Plan"), which replaced The Hartford 1995
Incentive Stock Plan (the "1995 Plan"). The terms of the 2000 Plan were substantially similar to the terms of the 1995 Plan except that the 1995 Plan had an annual award limit and a higher maximum award limit.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. The aggregate number of shares of stock, which may be awarded is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2002, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than two nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares.

In 1997, the Company awarded special performance-based options and restricted stock to certain key executives under the 1995 Plan. The awards vested only if the Company's stock traded at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options could not be exercised nor restricted shares disposed of until March 1, 2001. As a result of the Company's stock trading at predetermined levels for ten consecutive days, in May 1999 and also in September 2000, the special performance-based options and restricted stock vested. As a result, the Company began recognizing compensation expense in May 1999 and continued to recognize expense through March 1, 2001.

In 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the

ESPP, and 408,304,  315,101 and 241,742 shares were sold in 2002, 2001 and 2000, respectively. The per share weighted average fair value of the discount under the ESPP was $11.70, $14.31 and $13.96 in 2002, 2001 and 2000, respectively.
Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period.

Currently, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. (See Note 1(f) for discussion of accounting for stock compensation plans beginning January 1, 2003.) A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 2002, 2001 and 2000 and changes during the years ended December 31, 2002, 2001 and 2000 is presented below:


                                               2002                              2001                              2000
                                  -------------------------------   -------------------------------   ------------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(Shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of year         18,937        $45.29              16,970        $39.96              12,103        $36.58
Granted                              3,800         65.56               4,237         62.10               5,374         37.62
HLI converted options                   --          --                    --           --                3,770         44.00
Exercised                           (2,060)        37.32              (1,789)        34.28              (3,894)        30.07
Canceled/Expired                      (505)        54.63                (481)        45.04                (383)        40.97
                                  -----------                       -----------                       -----------
Outstanding at end of year          20,172         49.66              18,937         45.29              16,970         39.96
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year          12,099         43.47              10,716         40.30               7,885         37.29
Weighted  average  fair  value of
   options granted                  $25.20                            $20.35                            $17.60
====================================================================================================================================

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2002:

                                          Options Outstanding                                         Options Exercisable
                    -----------------------------------------------------------------      -----------------------------------------
                     Number Outstanding       Weighted Average     Weighted Average               Number              Weighted
     Range of       at December 31, 2002    Remaining Contractual   Exercise Price            Exercisable at           Average
  Exercise Prices                               Life (Years)                                December 31, 2002       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 $15.31 - $22.97                563                  2.0                 $19.64                        563               $19.64
  22.97 -  30.63                581                  2.9                  26.01                        580                26.01
  30.63 -  38.28              3,917                  6.3                  34.35                      2,914                34.44
  38.28 -  45.94              4,055                  5.7                  43.08                      3,667                43.41
  45.94 -  53.59              2,163                  5.1                  48.21                      2,111                48.16
  53.59 -  61.25              1,170                  6.6                  57.44                        683                57.62
  61.25 -  68.91              7,686                  8.4                  64.03                      1,559                62.65
  68.91 -  76.56                 37                  8.0                  72.01                         22                72.24
------------------------------------------------------------------------------------------------------------------------------------
 $15.31 - $76.56             20,172                  6.7                 $49.66                     12,099               $43.47
====================================================================================================================================


12.   PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE INSURANCE  BENEFIT
      PLANS

The Company maintains a U.S. qualified defined benefit pension plan ("the Plan") that covers substantially all employees. U.S. employees of the Company and certain affiliates with 5 or more years of service are entitled to annual pension benefits, beginning at normal retirement age (65), equal to 2% of their final average pay per year multiplied by the number of years of credited service up to a maximum of 60% of the average (50% for employees hired prior to January 1, 2001), less 1 2/3% of primary Social Security per year of credited service. Final average pay represents the average of any of their 60 highest paid calendar months during the last 120 calendar months of credited service preceding termination or retirement. Effective for all new employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the "cash balance formula". Under the cash balance formula, the Company will contribute a percentage of an employee's pay to the Plan for each pay period, based on the employee's age. Once they become vested, employees can elect to receive the value of their plan benefit (the accumulated sum of their annual plan allocations with interest) in a single cash payment when they leave the Company.

Under certain conditions, as described in the Plan document, the Plan permits early retirement at ages 50-64 with a reduced benefit. Employees may elect to receive their pension benefits in the form of a joint and survivor annuity. If employees terminate before rendering 5 years of service, they forfeit the right to receive the portion of their accumulated plan benefits attributable to the Company's contributions. Employees receive the portion of their accumulated plan benefits as a lump-sum distribution upon retirement or termination, if less than five thousand dollars, or they may elect to receive their benefits as a life annuity payable monthly from date of retirement if their accumulated plan benefits are in excess of five thousand dollars.

The Company also maintains unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

of the plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits.

The Hartford provides certain health care and life insurance benefits for eligible retired employees. The Hartford's contribution for health care benefits will depend upon the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Hartford has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002.

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2002 and 2001. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.


                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
CHANGE IN BENEFIT OBLIGATION                                         2002            2001                 2002           2001
------------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation - beginning of year                        $      2,108    $     1,880          $      373     $       331
  Service cost (excluding expenses)                                       80             67                   9               8
  Interest cost                                                          156            145                  27              25
  Plan participants' contributions                                        --             --                   6               5
  Amendments                                                              --             --                  (5)             --
  Actuarial loss                                                          31             43                   7              --
  Change in assumption:
   Discount rate                                                         354             70                  44              27
   Salary scale                                                          (29)            --                  --              --
  Benefits paid                                                         (112)           (96)                (27)            (23)
  Sale of subsidiaries                                                    --             (1)                 --              --
------------------------------------------------------------------------------------------------------------------------------------
     BENEFIT OBLIGATION - END OF YEAR                           $      2,588    $     2,108          $      434     $       373
====================================================================================================================================

CHANGE IN PLAN ASSETS
------------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets - beginning of year                 $      1,711    $     1,839          $       97     $       100
  Actual return on plan assets                                          (111)          (119)                  4               3
  Employer contribution                                                   --             90                  --              --
  Benefits paid                                                         (101)           (93)                 (5)             (6)
  Expenses paid                                                          (12)            (6)                 --              --
------------------------------------------------------------------------------------------------------------------------------------
     FAIR VALUE OF PLAN ASSETS - END OF YEAR                    $      1,487    $     1,711          $       96     $        97
====================================================================================================================================

Funded status                                                   $     (1,101)   $      (397)         $     (337)    $      (276)
Unrecognized transition obligation                                        --             --                   2              --
Unrecognized net actuarial (gain) loss                                   934            280                  98              46
Unrecognized prior service cost                                           26             32                (109)           (127)
------------------------------------------------------------------------------------------------------------------------------------
     NET AMOUNT RECOGNIZED                                      $       (141)   $       (85)         $     (346)    $      (357)
====================================================================================================================================

Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                       Pension Benefits                      Other Benefits
                                                                -------------------------------      -------------------------------
                                                                     2002            2001                 2002           2001
------------------------------------------------------------------------------------------------------------------------------------
 Accrued benefit liability                                      $       (763)   $      (115)          $    (346)    $      (357)
 Intangible asset                                                         32             --                  --              --
 Accumulated other comprehensive income                                  590             30                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     NET AMOUNT RECOGNIZED                                      $       (141)   $       (85)           $   (346)    $      (357)
====================================================================================================================================


Assumptions used in calculating the net amount recognized for the plans were as follows:

                                             As of December 31,
                                            ---------------------
                                               2002      2001
-----------------------------------------------------------------
 Weighted average discount rate                 6.50%    7.50%
 Rate of increase in compensation levels        4.00%    4.25%
=================================================================

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter. Increasing/decreasing the health care trend rates by one percent per year would have the effect of increasing/decreasing the benefit obligation as of

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

December 31, 2002 by $14 and the annual net periodic expense for the year then ended by $1, for the postretirement health care and life insurance benefit plan. Total pension cost for the years ended December 31, 2002, 2001 and 2000 include the following components:


                                                                    Pension Benefits                       Other Benefits
                                                           -----------------------------------    ----------------------------------
                                                               2002        2001       2000            2002       2001        2000
------------------------------------------------------------------------------------------------------------------------------------
 Service cost                                              $      84   $      70  $      62       $      9   $      8    $      7
 Interest cost                                                   156         145        135             27         25          23
 Expected return on plan assets                                 (183)       (168)      (159)            (9)        (9)         (9)
 Amortization of prior service cost                                6           6          6            (24)       (23)        (23)
 Amortization of unrecognized net losses                           4           4          3              2         --          --
 Amortization of unrecognized net obligation arising
   from initial application of SFAS No. 87                        --          --          1             --         --          --
------------------------------------------------------------------------------------------------------------------------------------
   NET PENSION COST                                        $      67   $      57  $      48       $      5   $      1    $     (2)
====================================================================================================================================


Assumptions used in calculating the net pension cost for the plans were as follows:

                                         Twelve Months Ended
                                             December 31,
                                     -----------------------------
                                       2002     2001      2000
------------------------------------------------------------------
 Weighted average discount rate        7.50%    7.75%       8.25%
 Expected long-term rate of return
   on plan assets                      9.75%    9.75%       9.75%
 Rate of increase in compensation
   levels                              4.25%    4.25%       4.25%
==================================================================

As of December 31, 2002, the Company determined that 6.50% is the appropriate discount rate to calculate the Company's 2003 pension expense. At the same time, the Company lowered its expected long-term rate of return assumption from 9.75% to 9.00%.

13.      INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. The cost to The Hartford for the above plan was approximately $34, $30 and $28 for 2002, 2001 and 2000, respectively.

14.      REINSURANCE

The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also assumes reinsurance from other insurers. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Virtually all of The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2002, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company's stockholders' equity.

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of minimum death benefit guarantee and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Life insurance net retained premiums were comprised of the following:

                              For the years ended December 31,
                            -------------------------------------
                                2002         2001        2000
-----------------------------------------------------------------
Gross premiums              $    5,123  $    5,070    $  4,731
Assumed                            180         232         137
Ceded                             (419)       (398)       (303)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    4,884  $    4,904    $  4,565
=================================================================

Life reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

Life also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. The Company is currently in arbitration with one of its reinsurers related to this reinsurance. (See further discussion in Note 16(a).)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $484, $392 and $225 for the years ended December 31, 2002, 2001 and 2000, respectively.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                          --------------------------------------
                               2002        2001         2000
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $    8,985   $   7,625   $    7,109
     Assumed                     850       1,035          965
     Ceded                    (1,251)     (1,075)        (826)
----------------------------------------------------------------
       NET                $    8,584   $   7,585   $    7,248
================================================================
PREMIUMS EARNED
     Direct               $    8,404   $   7,230   $    6,770
     Assumed                     872       1,016        1,001
     Ceded                    (1,162)       (980)        (795)
----------------------------------------------------------------
       NET                $    8,114   $   7,266   $    6,976
================================================================


Reinsurance cessions, which reduce claims and claim expenses incurred, were $988, $1.2 billion and $727 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Hartford records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured, net of a valuation allowance, if necessary. The amounts recoverable from reinsurers are estimated based on assumptions that are consistent with those used in establishing the reserves related to the underlying reinsured contracts. Management believes the recoverables are appropriately established; however, in the event that future circumstances and information require The Hartford to change its estimate of needed loss reserves, the amount of reinsurance recoverables may also require adjustments.


15.      INCOME TAX

                                                                              For the years ended December 31,
                                                          -------------------------------------------------------------------------
                                                                       2002                    2001                     2000
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES
                 U.S. Federal                                  $       1,068           $         341            $       1,381
                 International                                            --                      --                       37
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME BEFORE INCOME TAXES AND CUMULATIVE
           EFFECT OF ACCOUNTING CHANGES                        $       1,068           $         341            $       1,418
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -  U.S. Federal                                  $         136           $        (240)           $          58
                 International                                             3                      (2)                      31
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                   139                    (242)                      89
-----------------------------------------------------------------------------------------------------------------------------------
     Deferred -  U.S. Federal                                  $         (70)          $          41            $         318
                 International                                            (1)                      1                      (17)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                  (71)                     42                      301
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                    $          68           $        (200)           $         390
===================================================================================================================================


Deferred tax assets (liabilities) include the following as of December 31:
                                              U.S. Federal
                                        -------------------------
                                           2002         2001
-----------------------------------------------------------------
Loss reserves discounted on tax return   $    677    $     624
Other insurance-related items                (212)           1
Employee benefits                             377          173
Reserve for bad debts                          32           26
Depreciation                                   27           29
Unrealized gains                             (940)        (324)
Other investment-related items                 19         (250)
Minimum tax credit                            338          244
NOL benefit carryover                         217          181
Other                                          10          (11)
-----------------------------------------------------------------
   TOTAL                                 $    545    $     693
=================================================================

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which was $104 as of December 31, 2002.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

                                                                                      For the years ended December 31,
                                                                         -----------------------------------------------------------
                                                                               2002                  2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Tax provision at U.S. Federal statutory rate                           $         374         $         119       $         496
Tax-preferred investment income                                                 (225)                 (221)               (181)
Sale of International subsidiaries (see Note 18(b))                               (8)                    9                  88
Internal Revenue Service audit settlement (see Note 16(d))                       (77)                   --                 (24)
Tax adjustment - HLI (see Note 16(d))                                             --                  (130)                 --
Other                                                                              4                    23                  11
------------------------------------------------------------------------------------------------------------------------------------
   PROVISION (BENEFIT) FOR INCOME TAX                                  $          68         $        (200)      $         390
====================================================================================================================================

16.      COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), below and the uncertainties discussed in (b) below under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

The MacArthur Litigation - Hartford Accident and Indemnity Company ("Hartford A&I"), a subsidiary of the Company, issued primary general liability policies to MacArthur during the period 1967 to 1976. MacArthur sought coverage for asbestos-related claims from Hartford A&I under these policies beginning in 1978. During the period between 1978 and 1987, Hartford A&I paid its full aggregate limits under these policies plus defense costs. In 1987, Hartford A&I notified MacArthur that its available limits under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies.

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies. MacArthur seeks additional coverage on the theory that Hartford A&I has exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The complaint seeks a declaration of coverage and unquantified damages. Hartford A&I has moved for summary judgment dismissing MacArthur's claims with prejudice. MacArthur has moved to dismiss the action without prejudice. Both motions are pending.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization to be filed by MacArthur. USF&G provided at least twelve years of primary general liability coverage to MacArthur, but, unlike Hartford A&I, had denied coverage and had refused to pay for defense or indemnity.

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. The ultimate amount of MacArthur's alleged non-products asbestos liability, including

(A)      LITIGATION (CONTINUED)

any unresolved current claims and future demands, is currently unknown. On Hartford A&I's motion, the court stayed the action until March 3, 2003, to allow the New York federal court time to rule first on the motions pending there.

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that it will seek to have the full amount of its current and future asbestos liability estimated in conjunction with plan confirmation. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total liability, including unliquidated claims and future demands, less the estimated amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage.

Hartford A&I intends to defend the MacArthur actions vigorously. Based on the information currently available, management believes that Hartford A&I's liability, if any, to MacArthur will not be finally resolved for at least a year and most probably not for several years. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, in which venue Hartford A&I's liability, if any, will be determined; whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Bancorp Services, LLC - On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. HLIC, et al., in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, LLC ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge for this matter in the first quarter of 2002 to increase litigation reserves. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

Reinsurance Arbitration - The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos- and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhaust their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Conventional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; whether particular claims are product/completed operation claims subject to an aggregate limit and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS (CONTINUED)

Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including, in a limited number of instances, The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include, the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the customer's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies in assessing its potential asbestos exposures. At any time, The Hartford may be conducting an analysis of newly identified information. Completion of exposure analyses could cause The Hartford to change its estimates of its asbestos reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

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

As of December 31, 2002 and 2001, the Company reported $1.1 billion and $616 of net asbestos and $591 and $654 of net environmental reserves, respectively. Because of the significant uncertainties previously described, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results, financial condition and liquidity. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

(C)  LEASE COMMITMENTS

Total rental expense on operating leases was $192 in 2002, $181 in 2001 and $179 in 2000. Future minimum lease commitments are as follows:

2003                                              $       134
2004                                                      121
2005                                                      108
2006                                                       93
2007                                                       78
Thereafter                                                160
----------------------------------------------------------------
  TOTAL                                           $       694
================================================================

(D)  TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Throughout the audit of the 1996-1997 years, the Company and the IRS have been engaged in an ongoing dispute regarding what portion of the separate account dividends-received deduction ("DRD") is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with

(D)  TAX MATTERS (CONTINUED)

respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60. Furthermore, for the tax year 2002 this amount was $63. During 2000, the Company had recorded a $24 tax benefit as a result of a final settlement with the IRS on different aspects of the Company's share of the DRD for the 1993-1995 tax years.

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

(E) UNFUNDED COMMITMENTS

At December 31, 2002, The Hartford has outstanding commitments to fund limited partnership investments totaling $396. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

17.      SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the outstanding shares of HLI that the Company did not already own, capital raised in 2002 that was not contributed to the Company's insurance subsidiaries, and the minority interest in HLI for pre-acquisition periods are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category its international operations, which are primarily located in Japan and Latin America; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

In January 2002, Property & Casualty integrated its Affinity Personal Lines and Personal Insurance segments, now reported as Personal Lines. As a result, Property & Casualty is now organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, and income taxes.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market commercial business primarily throughout the United States. This segment offers workers' compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

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

The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

The Reinsurance segment assumes reinsurance in North America and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, property catastrophe, marine and alternative risk transfer ("ART") products. ART includes non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with event or aggregate loss ratio caps. International property catastrophe, marine and ART are also sourced outside of North America through a London contact office.

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures. The Other Operations segment results also include activity for the Company's international property and casualty businesses up until their dates of sale, and for 2002 include the activity in the exited international lines of Reinsurance as a result of its restructuring in October 2001. (For further discussion of this restructuring, see Note 18(c).)

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided and capital contributions. Certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. On December 1, 2002, The Hartford entered into a contract with a subsidiary, Fencourt Reinsurance Company, Ltd. ("Fencourt"), whereby Fencourt will provide reinsurance for the Property & Casualty operations. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, will be included in the Specialty Commercial segment.

The following tables present revenues and operating income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segments, while operating income is presented for all other segments, along with Life and Property & Casualty, including North American.


REPORTING SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                         2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                    $         2,597     $         2,506      $         2,380
  Individual Life                                                                    958                 890                  640
  Group Benefits                                                                   2,582               2,507                2,207
  COLI                                                                               592                 719                  767
  Other [1]                                                                         (304)                (73)                  (4)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         6,425               6,549                5,990
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                          3,126               2,645                2,298
       Personal Lines                                                              3,107               2,897                2,713
       Specialty Commercial                                                        1,455               1,242                1,202
       Reinsurance                                                                   713                 920                  809
       Ceded premiums related to September 11 [2]                                     --                 (91)                  --
------------------------------------------------------------------------------------------------------------------------------------
  Total earned premiums and other revenue                                          8,401               7,613                7,022
  Net investment income                                                              928                 907                  862
  Net realized capital gains (losses)                                                (56)               (108)                 218
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                             9,273               8,412                8,102
  Other Operations                                                                   189                 168                  602
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          9,462               8,580                8,704
Corporate                                                                             20                  18                    9
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                      $        15,907     $        15,147      $        14,703
====================================================================================================================================

[1] Amounts include net realized capital losses of $(317), $(133) and $(88) for the years ended December 31, 2002, 2001 and 2000, respectively.
[2] 2001 includes reinsurance cessions of $(15) related to Business Insurance, $(7) related to Specialty Commercial and $(69) related to Reinsurance.

17.      SEGMENT INFORMATION (CONTINUED)

                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
NET INCOME (LOSS)                                                               2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
 Operating Income (Loss)
  Life
   Investment Products                                                   $           432     $           463      $           424
   Individual Life                                                                   133                 121                   79
   Group Benefits                                                                    128                 106                   90
   COLI                                                                               32                  37                   34
   Other                                                                              28                  73                    5
------------------------------------------------------------------------------------------------------------------------------------
  Total Life                                                                         753                 800                  632
------------------------------------------------------------------------------------------------------------------------------------
  Property & Casualty
   North American
      Underwriting results
       Business Insurance                                                             44                   3                  (50)
       Personal Lines                                                                (46)                (78)                   2
       Specialty Commercial                                                          (23)                (95)                (103)
       Reinsurance                                                                   (59)               (149)                 (73)
------------------------------------------------------------------------------------------------------------------------------------
         Underwriting results excluding September 11                                 (84)               (319)                (224)
         September 11 [1]                                                             --                (647)                  --
------------------------------------------------------------------------------------------------------------------------------------
      Total North American underwriting results                                      (84)               (966)                (224)
      Net servicing and other income [2]                                              15                  22                    9
      Net investment income                                                          928                 907                  862
      Other expenses [3]                                                            (243)               (189)                (216)
      Income tax (expense) benefit                                                   (97)                206                  (19)
------------------------------------------------------------------------------------------------------------------------------------
   Total North American                                                              519                 (20)                 412
   Other Operations                                                                    4                   6                   17
------------------------------------------------------------------------------------------------------------------------------------
  Total Property & Casualty                                                          523                 (14)                 429
  Corporate                                                                          (26)                (62)                 (99)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING INCOME                                                       1,250                 724                  962
   Restructuring charges, net of tax                                                  --                 (11)                  --
   Loss from early retirement of debt, net of tax                                     --                  (8)                  --
   Cumulative effect of accounting changes, net of tax                                --                 (34)                  --
   Net realized capital gains (losses), after-tax                                   (250)               (164)                  12
------------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                         $         1,000     $           507      $           974
====================================================================================================================================

[1] 2001 includes underwriting losses related to September 11 of $(245) in Business Insurance, $(9) in Personal Lines, $(167) in Specialty Commercial and $(226) in Reinsurance.
[2]   Net of expenses related to service business.
[3]   2001 excludes $15 related to restructuring charges.

                                                                                            As of December 31,
                                                                        ------------------------------------------------------------
ASSETS                                                                           2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
  Life                                                                   $       149,794     $       151,609      $       143,621
  Property & Casualty                                                             31,197              29,187               27,513
  Corporate                                                                        1,052                 797                  817
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                      $       182,043     $       181,593      $       171,951
====================================================================================================================================

GEOGRAPHICAL SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                         2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
  North America                                                          $        15,779     $        15,003      $        14,062
  Other                                                                              128                 144                  641
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        15,907     $        15,147      $        14,703
====================================================================================================================================

REVENUES BY PRODUCT LINE
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                        2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products
     Individual annuity                                                  $         1,452     $         1,492      $         1,538
     Other                                                                         1,145               1,014                  842
------------------------------------------------------------------------------------------------------------------------------------
     Total Investment Products                                                     2,597               2,506                2,380
  Individual Life                                                                    958                 890                  640
  Group Benefits                                                                   2,582               2,507                2,207
  COLI                                                                               592                 719                  767
  Other [1]                                                                         (304)                (73)                  (4)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         6,425               6,549                5,990
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Business Insurance
       Workers' Compensation                                                       1,079                 891                  764
       Property                                                                      927                 770                  646
       Automobile                                                                    590                 512                  445
       Liability                                                                     382                 345                  331
       Other                                                                         148                 127                  112
------------------------------------------------------------------------------------------------------------------------------------
       Total Business Insurance                                                    3,126               2,645                2,298
     Personal Lines
       Automobile                                                                  2,232               2,067                1,956
       Homeowners and other [2]                                                      875                 830                  757
------------------------------------------------------------------------------------------------------------------------------------
       Total Personal Lines                                                        3,107               2,897                2,713
     Specialty Commercial
       Workers' Compensation                                                         112                 126                  118
       Property                                                                      198                 108                   86
       Automobile                                                                     19                  20                   19
       Liability                                                                     238                 151                   72
       Other [2]                                                                     888                 837                  907
------------------------------------------------------------------------------------------------------------------------------------
       Total Specialty Commercial                                                  1,455               1,242                1,202
     Reinsurance                                                                     713                 920                  809
  Ceded premiums related to September 11                                              --                 (91)                  --
  Net investment income                                                              928                 907                  862
  Net realized capital gains (losses)                                                (56)               (108)                 218
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                             9,273               8,412                8,102
  Other Operations                                                                   189                 168                  602
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                          9,462               8,580                8,704
Corporate                                                                             20                  18                    9
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                      $        15,907     $        15,147      $        14,703
====================================================================================================================================

[1] Amounts include net realized capital losses of $(317), $(133) and $(88) for the years ended December 31, 2002, 2001 and 2000, respectively.
[2]   Represents servicing revenue.

18.      ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING

(A)  ACQUISITIONS

Fortis
------

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

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock issuance (10 million shares
   @ $64.00 per share), net of transaction costs      $     615
Long-term notes:
   $400  7.375% notes due March 1, 2031                     400
Trust preferred securities:
   $200  7.625% Trust Preferred Securities
   (Series B) due February 15, 2050                         200
-----------------------------------------------------------------
     Consideration raised                             $   1,215
=================================================================

(A)  ACQUISITIONS (CONTINUED)

Fortis (continued)
------------------

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the years ended December 31, 2002 and 2001, amortization of PVP amounted to $62 and $66, respectively. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and was amortized on a straight-line basis until January 1, 2002, when amortization ceased under the provisions of SFAS No. 142.

HLI Repurchase
--------------

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own. The HLI Repurchase has been recorded as a purchase transaction. Consideration totaled $1.4 billion and resulted in recognition of goodwill (excess of the purchase price over the fair value of the net assets acquired) of $862, which was amortized on a straight-line basis until January 1, 2002, when amortization ceased under the provisions of SFAS No. 142.

Purchase consideration for the transaction was as follows:

Issuance of:
------------
Common stock from treasury  (7.25  million  shares @
   $54.90 per share)                                  $     398
Long-term notes:
   $250  7.75% notes due June 15, 2005                      244
   $275  7.90% notes due June 15, 2010                      272
Commercial paper                                            400
-----------------------------------------------------------------
     Consideration raised                                 1,314
Other, including conversion of HLI employee stock
   options and restricted shares                            102
-----------------------------------------------------------------
     Total consideration                              $   1,416
=================================================================

Purchase accounting for this transaction resulted in adjustments to the cost basis of certain assets and liabilities acquired based on assessments of fair value. These adjustments also include the recognition of an asset representing the present value of estimated net cash flows, PVP, embedded in HLI's existing insurance and investment contracts. The amount of the purchase price allocated to PVP was $801. PVP is amortized to expense in relation to the estimated gross profits on those contracts, and interest is accreted on the unamortized balance. For the years ended December 31, 2002, 2001 and 2000, amortization of PVP amounted to $70, $79 and $47, respectively.

(B)  DISPOSITIONS

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

On February 8, 2001, The Hartford completed the sale of its Spain-based subsidiary, Hartford Seguros. The Hartford recorded an after-tax net realized capital loss of $16.

On December 22, 2000, The Hartford completed the sale of its Netherlands-based Zwolsche subsidiary. The Hartford received $547, before costs of sale, and reported an after-tax net realized capital gain of $69 related to the transaction. Management used a portion of the proceeds from the sale to reduce outstanding commercial paper which was issued to partially fund The HLI Repurchase.

(C)  RESTRUCTURING

During the fourth quarter of 2001, the Company approved and implemented plans for restructuring the operations of both HartRe and The Hartford Bank. In October 2001, HartRe announced a restructuring of its entire international and domestic operations, with the purpose of centralizing the underwriting organization in Hartford, Connecticut. Also during the fourth quarter of 2001, the Boards of Directors for both The Hartford Bank and HFSG, approved The Hartford Bank's dissolution plan.

As a result of these restructuring plans, the Company recorded a fourth quarter pretax charge of approximately $16, which is classified within "Other Expenses" on the 2001 Consolidated Statement of Income. This amount includes $8 in employee-related costs, $5 in occupancy-related costs and the remaining $3 in other restructuring-related costs.

The 79 employees terminated under these restructuring plans primarily relate to all levels of the underwriting and claims areas. The occupancy-related costs represent the remaining lease liabilities for both the domestic and international offices of HartRe to be closed pursuant to the restructuring plan. As of December 31, 2002, the Company has paid approximately $6 in employee-related restructuring costs, $2 in occupancy-related costs and $1 in other restructuring-related costs.

19.      ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is defined as all changes in stockholders' equity, except those arising from transactions with stockholders. Comprehensive income includes net income and other comprehensive income, which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company's minimum pension liability.

The components of AOCI or loss were as follows:



FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                       Net Gain on       Foreign
                                                       Unrealized       Cash-Flow        Currency   Minimum Pension     Accumulated
                                                         Gain on         Hedging        Cumulative     Liability           Other
                                                       Securities,    Instruments,     Translation    Adjustment,      Comprehensive
                                                       net of tax      net of tax      Adjustments     net of tax      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                              $606              $63          $(116)            $(19)            $534
  Unrealized gain on securities [1] [2]                    838               --             --               --              838
  Foreign currency translation adjustments [1]              --               --             21               --               21
  Net gain on cash-flow hedging instruments [1] [3]         --               65             --               --               65
  Minimum pension liability adjustment [1]                  --               --             --             (364)            (364)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                  $1,444             $128           $(95)           $(383)          $1,094
====================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                       Net Gain on       Foreign
                                                       Unrealized       Cash-Flow        Currency   Minimum Pension     Accumulated
                                                         Gain on         Hedging        Cumulative     Liability           Other
                                                       Securities,    Instruments,     Translation    Adjustment,      Comprehensive
                                                       net of tax      net of tax      Adjustments     net of tax      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                              $497              $--          $(113)            $(15)            $369
  Cumulative effect of accounting change [4]                (1)              24             --               --               23
  Unrealized gain on securities [1] [2]                    110               --             --               --              110
  Foreign currency translation adjustments [1]              --               --             (3)              --               (3)
  Net gain on cash-flow hedging instruments [1] [3]         --               39             --               --               39
  Minimum pension liability adjustment [1]                  --               --             --               (4)              (4)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                    $606              $63          $(116)            $(19)            $534
====================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        Unrealized Gain     Foreign Currency    Minimum Pension
                                                           (Loss) on           Cumulative          Liability       Accumulated Other
                                                          Securities,         Translation         Adjustment,        Comprehensive
                                                          net of tax          Adjustments         net of tax          Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $(198)               $(63)                $(11)              $(272)
  Unrealized gain on securities [1]                           695                  --                   --                 695
  Foreign currency translation adjustments [1]                 --                 (50)                  --                 (50)
  Minimum pension liability adjustment [1]                     --                  --                   (4)                 (4)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                       $497               $(113)                $(15)               $369
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax and other items of $810, $60 and $370 for the years ended December 31, 2002, 2001 and 2000, respectively. Net gain on cash-flow hedging instruments is net of tax of $35 and $21 for the years ended December 31, 2002 and 2001. Minimum pension liability adjustment is net of tax of $(196), $(2) and $(2) for the years ended December 31, 2002, 2001 and 2000, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(252), $(72) and $(57) for the years ended December 31, 2002, 2001 and 2000, respectively.
[3] Net of amortization adjustment of $5 and $6 to net investment income for the years ended December 31, 2002 and 2001, respectively.
[4] For the year ended December 31, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.

20.      QUARTERLY RESULTS FOR 2002 AND 2001  (UNAUDITED)

                                                                                 Three Months Ended
                                                 -----------------------------------------------------------------------------------
                                                      March 31,             June 30,          September 30,         December 31,
                                                 -----------------------------------------------------------------------------------
                                                    2002       2001      2002       2001       2002      2001       2002      2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   3,900 $   3,722  $   3,885 $   3,847  $   3,961  $  3,722  $   4,161  $  3,856
Benefits, claims and expenses                    $   3,532 $   3,401  $   3,685 $   3,552  $   3,767  $  4,148  $   3,855  $  3,705
Net income (loss) [1]                            $     292 $     240  $     185 $     226  $     265  $   (103) $     258  $    144
Income (loss) before cumulative effect of
  accounting change [1]                          $     292 $     263  $     185 $     237  $     265  $   (103) $     258  $    144
Basic earnings (loss) per share [1]              $    1.19 $    1.04  $    0.75 $    0.95  $    1.06  $  (0.43) $    1.01  $   0.59
Basic earnings (loss) per share before
  cumulative effect of accounting change [1]     $    1.19 $    1.14  $    0.75 $    1.00  $    1.06  $  (0.43) $    1.01  $   0.59
Diluted earnings (loss) per share [1] [2]        $    1.17 $    1.02  $    0.74 $    0.94  $    1.06  $  (0.43) $    1.01  $   0.58
Diluted earnings (loss) per share before
  cumulative effect of accounting change [1] [2] $    1.17 $    1.12  $    0.74 $    0.98  $    1.06  $  (0.43) $    1.01  $   0.58
Weighted average common shares outstanding           246.1     231.5      247.4     237.3      248.9     238.0      255.2     244.1
Weighted average common shares outstanding and
   dilutive potential common shares [2]              249.7     235.5      250.7     241.3      250.5     238.0      256.3     247.1
------------------------------------------------------------------------------------------------------------------------------------

[1] Included in the quarter ended March 31, 2002 is an after-tax expense of $11 in Life related to Bancorp Services, LLC litigation and $8 after-tax benefit in Life's September 11 exposure. Included in the quarter ended September 30, 2002 are $76 of tax benefits in Life related to the favorable treatment of certain tax items arising during the 1996-2002 tax years. Included in the quarter ended September 30, 2001 are after-tax losses of $440 related to September 11 and $130 of tax benefit in Life primarily related to the expected favorable treatment of certain tax items arising during the 1996-2000 tax years.
[2] As a result of the net loss in the quarter ended September 30, 2001, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of third quarter 2001 diluted earnings per share, as the inclusion of options and contingently issuable shares of 3.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 241.7.

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE I

                                   SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                           As of December 31, 2002
                                                                        ---------------------------------------------------------
                                                                                                               Amount at which
                                                                                                               shown on Balance
Type of Investment                                                             Cost           Fair Value            Sheet
---------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored)                                        $       467         $         484    $        484
     U.S. Gov't and Gov't agencies and authorities
       (guaranteed and sponsored) - asset-backed                               2,867                 2,959           2,959
     States, municipalities and political subdivisions                        10,104                10,929          10,929
     International governments                                                 1,481                 1,614           1,614
     Public utilities                                                          1,754                 1,807           1,807
     All other corporate including international                              16,389                17,433          17,433
     All other corporate - asset-backed                                       10,189                10,646          10,646
     Short-term investments                                                    2,097                 2,100           2,100
  Certificates of deposit                                                        795                   815             815
  Redeemable preferred stock                                                      98                   102             102
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 46,241                48,889          48,889
---------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Public utilities                                                              7                     7               7
     Banks, trusts and insurance companies                                        35                    38              38
     Industrial and miscellaneous                                                486                   458             458
  Nonredeemable preferred stocks                                                 409                   414             414
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                   937                   917             917
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           47,178                49,806          49,806
---------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                        2                     2               2

OTHER INVESTMENTS
  Mortgage loans on real estate                                                  463                   463             463
  Policy loans                                                                 2,934                 2,934           2,934
  Investments in partnerships and trusts                                         885                   881             881
  Futures, options and miscellaneous                                             225                   444             444
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                 4,507                 4,722           4,722
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    51,687         $      54,530    $     54,530
=================================================================================================================================

                                         THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                         SCHEDULE II

                         CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                          (REGISTRANT)

(In millions)

BALANCE SHEETS                                                                                       As of December 31,
                                                                                           ---------------------------------------
                                                                                                  2002               2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Receivables from affiliates                                                               $         333      $         162
   Other assets                                                                                        263                216
   Investment in affiliates                                                                         13,351             11,254
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                   13,947             11,632
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                      315                599
  Long-term debt                                                                                     1,551                919
  Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely parent junior subordinated
     debentures                                                                                      1,023                968
  Other liabilities                                                                                    324                133
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                               3,213              2,619
     TOTAL STOCKHOLDERS' EQUITY                                                                     10,734              9,013
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      13,947      $      11,632
==================================================================================================================================

(In millions)
STATEMENTS OF INCOME                                                                For the years ended December 31,
                                                                        ----------------------------------------------------------
                                                                               2002               2001               2000
----------------------------------------------------------------------------------------------------------------------------------

  Earnings of subsidiaries                                               $     1,104         $       641        $     1,096
  Interest expense (net of interest income)                                      155                 190                186
  Other expenses (income)                                                          5                  16                  3
----------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                                                  944                 435                907
  Income tax expense (benefit)                                                   (56)                (72)               (67)
----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $     1,000         $       507        $       974
==================================================================================================================================

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE II

                                                 CONDENSED FINANCIAL INFORMATION OF
                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC. (CONTINUED)
                                                         (REGISTRANT)


(In millions)
CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      --------------------------------------------------------------
                                                                              2002                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                          $       1,000         $         507        $         974
   Undistributed earnings of subsidiaries                                       (877)                 (555)                (436)
   Change in working capital                                                    (128)                   45                   48
------------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                             (5)                   (3)                 586
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Net sale (purchase) of short-term investments                                   6                   (41)                  --
   Capital contribution to subsidiary                                           (498)                 (854)              (1,325)
------------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                         (492)                 (895)              (1,325)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net increase in debt                                                          333                    48                  520
   Issuance of common stock                                                      330                 1,015                  398
   Dividends paid                                                               (257)                 (235)                (210)
   Acquisition of treasury stock                                                  --                    (7)                (100)
   Proceeds from issuances of shares under incentive and stock
     purchase plans                                                               92                    77                  131
------------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                       498                   898                  739
------------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                              1                    --                   --
   Cash - beginning of year                                                       --                    --                   --
------------------------------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $           1         $          --        $          --
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
   Interest                                                            $         150         $         186        $         180


                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE III

                                                SUPPLEMENTARY INSURANCE INFORMATION
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 Future
(In millions)                    Policy
                                Benefits,
                                 Unpaid                   Other
                   Deferred    Claims and              Policyholder    Earned
                    Policy        Claim                 Funds and     Premiums,       Net
                 Acquisition   Adjustment   Unearned    Benefits   Fee Income and  Investment
                  Costs [1]     Expenses     Premiums    Payable        Other        Income
----------------------------------------------------------------------------------------------
      2002
Life             $   5,758    $    9,521    $     54   $   23,019  $      4,884    $    1,858
P&C                    930        17,159       3,942           --         8,470         1,075
Corporate                1           (16)         (7)          (1)           --            20
----------------------------------------------------------------------------------------------
  CONSOLIDATED   $   6,689    $   26,664    $  3,989   $   23,018  $     13,354    $    2,953
==============================================================================================

      2001
Life             $   5,572    $    8,842    $     45   $   19,357  $      4,903    $    1,779
P&C                    847        17,036       3,399           --         7,630         1,053
Corporate                1           (23)         (8)          (2)           --            18
----------------------------------------------------------------------------------------------
  CONSOLIDATED   $   6,420    $   25,855    $  3,436   $   19,355  $     12,533    $    2,850
==============================================================================================

      2000
Life             $   4,527    $    7,074    $     54   $   15,849  $      4,486    $    1,592
P&C                    777        16,293       3,048            2         7,398         1,072
Corporate                1           (29)         (9)          (3)           __            10
----------------------------------------------------------------------------------------------
  CONSOLIDATED   $   5,305    $   23,338    $  3,093   $   15,848  $     11,884    $    2,674
==============================================================================================

[1]   Also   includes   present   value  of  future   profits.
Note:  Certain  reclassifications  have been made to prior year  financial information  to conform to current year  presentation.
N/A   - Not applicable to life insurance pursuant to Regulation S-X.




                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE III

                                                SUPPLEMENTARY INSURANCE INFORMATION
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In millions)
                                 Benefits,   Amortization
                                 Claims and   of Deferred
                  Net Realized     Claim        Policy                   Net
                     Capital     Adjustment   Acquisition  Other       Written       Earned
                  Gains(Losses)   Expenses     Costs [1]   Expenses   Premiums      Premiums
---------------------------------------------------------------------------------------------
      2002
Life              $      (317)  $   3,648    $      628    $  1,582  $      N/A   $     N/A
P&C                       (83)      5,870         1,613       1,438       8,584       8,114
Corporate                  --           6            --          54         N/A         N/A
---------------------------------------------------------------------------------------------
  CONSOLIDATED    $      (400)  $   9,524    $    2,241    $  3,074  $    8,584   $   8,114
---------------------------------------------------------------------------------------------

      2001
Life              $      (133)  $   3,611    $      642    $  1,531  $      N/A   $     N/A
P&C                      (103)      6,146         1,572       1,210       7,585       7,266
Corporate                  --           7            --          87         N/A         N/A
---------------------------------------------------------------------------------------------
  CONSOLIDATED    $      (236)  $   9,764    $    2,214    $  2,828  $    7,585   $   7,266
---------------------------------------------------------------------------------------------

      2000
Life              $       (88)  $   3,162    $      671    $  1,369  $      N/A   $     N/A
P&C                       234       5,253         1,542       1,225       7,248       6,976
Corporate                  (1)          4            __          59         N/A         N/A
---------------------------------------------------------------------------------------------
  CONSOLIDATED    $       145   $   8,419    $    2,213    $  2,653  $    7,248   $   6,976
=============================================================================================

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE IV

                                                            REINSURANCE


                                                                  Ceded to     Assumed From                 Percentage of
                                                      Gross         Other          Other       Net Amount   Amount Assumed
(In millions)                                        Amount       Companies      Companies                      to Net
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2002

   Life insurance in force                       $   629,028   $    209,608  $     65,590    $    485,010           14%
============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance             $     8,404   $      1,162  $        872    $      8,114           11%
     Life insurance and annuities                      3,556            278            84           3,362            2%
     Accident and health insurance                     1,567            141            96           1,522            6%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    13,527   $      1,581  $      1,052    $     12,998            8%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2001

   Life insurance in force                       $   534,489   $    142,352  $     50,828    $    442,965           11%
============================================================================================================================

   INSURANCE REVENUES
     Property and casualty insurance             $     7,230   $        980  $      1,016    $      7,266           14%
     Life insurance                                    3,661            282            81           3,460            2%
     Accident and health insurance                     1,408            116           151           1,443           10%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    12,299   $      1,378  $      1,248    $     12,169           10%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2000

   Life insurance in force                       $   567,208   $    110,781  $     18,374    $    474,801            4%
----------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
     Property and casualty insurance             $     6,770   $        795  $      1,001    $      6,976           14%
     Life insurance                                    3,392            197            64           3,259            2%
     Accident and health insurance                     1,339            106            73           1,306            6%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL INSURANCE REVENUES                  $    11,501   $      1,098  $      1,138    $     11,541           10%
============================================================================================================================

                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE V

                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged to
                                                     Balance      Costs and    Translation     Write-offs/          Balance
(In millions)                                      January 1,     Expenses     Adjustment     Payments/Other     December 31,
--------------------------------------------------------------------------------------------------------------------------------
   2002
   ----
Allowance for doubtful accounts                  $      133    $       96    $      (11)   $         (76)     $         142
Accumulated depreciation of plant,
   property and equipment                               721           107            --              (29)               799
Reserve for restructuring charges                        16            --            --               (9)                 7

   2001
   ----
Allowance for doubtful accounts                  $      127    $       60    $       (1)   $         (53)     $         133
Accumulated depreciation of plant,
   property and equipment                               675            95            --              (49)               721
Reserve for restructuring charges                        --            16            --               --                 16

   2000
   ----
Allowance for doubtful accounts                  $      135    $       32    $       --    $         (40)     $         127
Accumulated depreciation of plant,
   property and equipment                               665            94            (3)             (81)               675
================================================================================================================================


                                            THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                            SCHEDULE VI

                                            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                                                 AND CASUALTY INSURANCE OPERATIONS

                                                           Discount       Claims and Claim Adjustment Expenses   Paid Claims and
                                                        Deducted From             Incurred Related to:           Claim Adjustment
                                                                         ---------------------------------------
(In millions)                                          Liabilities [1]      Current Year        Prior Years          Expenses
-----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,

     2002                                               $        424       $       5,577      $        293        $       5,589

     2001                                               $        429       $       5,992      $        143        $       5,592

     2000                                               $        396       $       5,170      $         27        $       5,334

===================================================================================================================================

[1] Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return The Hartford could receive on risk-free investments of 4.9%, 5.1% and 5.7% for 2002, 2001 and 2000, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                     By:  /s/ Robert J. Price
                                          -----------------------------------
                                     Robert J. Price
                                     Senior Vice President and Controller

     Date:  March 3, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                          TITLE                                      DATE

/S/ RAMANI AYER                                        Chairman, President, Chief                       March 3, 2003
----------------------------------------
Ramani Ayer                                          Executive Officer and Director

/S/ THOMAS M. MARRA                               Executive Vice President and Director                 March 3, 2003
----------------------------------------
Thomas M. Marra

/S/ DAVID K. ZWIENER                              Executive Vice President and Director                 March 3, 2003
----------------------------------------
David K. Zwiener

/S/ DAVID M. JOHNSON                                    Executive Vice President                        March 3, 2003
----------------------------------------               and Chief Financial Officer
David M. Johnson

/S/ ROBERT J. PRICE                                       Senior Vice President                         March 3, 2003
----------------------------------------
Robert J. Price                                              and Controller

/S/ RAND V. ARASKOG                                             Director                                March 3, 2003
----------------------------------------
Rand V. Araskog

/S/ DONALD R. FRAHM                                             Director                                March 3, 2003
----------------------------------------
Donald R. Frahm

/S/ EDWARD J. KELLY, III                                        Director                                March 3, 2003
----------------------------------------
Edward J. Kelly, III

/S/ PAUL G. KIRK, JR.                                           Director                                March 3, 2003
----------------------------------------
Paul G. Kirk, Jr.

/S/ ROBERT W. SELANDER                                          Director                                March 3, 2002
----------------------------------------
Robert W. Selander

/S/ CHARLES B. STRAUSS                                          Director                                March 3, 2003
----------------------------------------
Charles B. Strauss

/S/ H. PATRICK SWYGERT                                          Director                                March 3, 2003
----------------------------------------
H. Patrick Swygert

/S/ GORDON I. ULMER                                             Director                                March 3, 2003
----------------------------------------
Gordon I. Ulmer

                                 CERTIFICATIONS

I, Ramani Ayer, certify that:

1. I have reviewed this annual report on Form 10-K of The Hartford Financial Services Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 3, 2003

                                 /s/ Ramani Ayer
                                 --------------------------------------------
                                 Ramani Ayer
                                 Chairman, President and Chief Executive Officer

I, David M. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of The Hartford Financial Services Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 3, 2003

                            /s/ David M. Johnson
                            --------------------------------------------
                            David M. Johnson
                            Executive Vice President and Chief Financial Officer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                    FORM 10-K

                                 EXHIBITS INDEX

The exhibits attached to this Form 10-K are those which are required by Item 601 of Regulation S-K and which have not been previously filed with the Securities and Exchange Commission.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.01 Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. ("The Hartford"), effective May 21, 1998, as amended by Amendment No. 1, effective May 1, 2002 (incorporated herein by reference to Exhibit 3.01 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2002).

3.02 Amended and Restated By-Laws of The Hartford, amended effective February 20, 2003. +

4.01 Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

4.02 Rights Agreement dated as of November 1, 1995, (the "Rights Agreement"), between The Hartford and The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 4.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

4.03 Form of certificate of the voting powers, preferences and relative participating, optional and other special rights, qualifications, limitations or restrictions of Series A Participating Cumulative
        Preferred Stock of The Hartford (attached as Exhibit A to the Rights Agreement that is incorporated herein by reference as Exhibit 4.02 hereto).

4.04 Form of Right Certificate (attached as Exhibit B to the Rights Agreement that is incorporated herein by reference as Exhibit 4.02 hereto).

4.05 Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.08 to The Hartford's Report on Form 8-K, dated November 15, 1995).

4.06    Form  of  The   Hartford's   7.30%   Debentures  due  November  1,  2015
        (incorporated herein by reference to Exhibit 4.10 of The Hartford's Report on Form 8-K dated November 15, 1995).

4.07 Form of The Hartford's 6.375% Notes due November 1, 2008 (incorporated herein by reference to Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1998).

4.08 Junior Subordinated Indenture, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to The Hartford's 7.70% Junior Subordinated Deferrable Interest Debentures, Series A, due February 28, 2016 (the "Junior Debentures") (incorporated herein by reference to Exhibit 4.09 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

4.09 Supplemental Indenture No. 1, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as Trustee, with respect to the Junior Debentures (incorporated herein by reference to Exhibit 4.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

4.10 Form of The Hartford's 7.70% Junior Subordinated Deferrable Interest Debenture, Series A, due February 28, 2016 (included in the Indenture incorporated herein by reference as Exhibit 4.10 hereto).

4.11 Amended and Restated Trust Agreement, dated as of February 28, 1996, of Hartford Capital I, relating to the 7.70% Cumulative Quarterly Income Preferred Securities, Series A ("Preferred Securities") (incorporated herein by reference to Exhibit 4.12 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

4.12 Agreement as to Expenses and Liabilities, dated as of February 28, 1996, between The Hartford and Hartford Capital I (incorporated herein by reference to Exhibit 4.13 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

EXHIBIT NO.
-----------


4.13 Preferred Security Certificate for Hartford Capital I (included as Exhibit E to the Trust Agreement incorporated herein by reference as
        Exhibit 4.11 hereto).

4.14 Guarantee Agreement, dated as of February 28, 1996, between The Hartford and Wilmington Trust Company, as trustee, relating to The Hartford's guarantee of the Preferred Securities (incorporated herein by reference to Exhibit 4.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

4.15    Form  of  The   Hartford's   7.75%   Senior  Notes  due  June  15,  2005
        (incorporated herein by reference to Exhibit 4.24 to The Hartford's Form 10-K for the fiscal year ended December 31, 2000).

4.16    Form  of  The   Hartford's   7.90%   Senior  Notes  due  June  15,  2010
        (incorporated herein by reference to Exhibit 4.25 to The Hartford's Form 10-K for the fiscal year ended December 31, 2000).

4.17 Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.16 to The Hartford's Form 10-K for the fiscal year ended December 31, 1996).

4.18 Supplemental Indenture, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, as Trustee, to the Junior Subordinated Indenture between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.27 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.19 Amended and Restated Trust Agreement, dated as of October 26, 2001, of Hartford Capital III, relating to the 7.45% Trust Originated Preferred Securities, Series C (the "Series C Preferred Securities") (incorporated herein by reference to Exhibit 4.28 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.20 Agreement as to Expenses and Liabilities, dated as of October 26, 2001, between The Hartford and Hartford Capital III (incorporated herein by reference to Exhibit 4.29 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.21 Preferred Security Certificate for Hartford Capital III (incorporated herein by reference to Exhibit 4.30 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.22 Guarantee Agreement, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, relating to The Hartford's guarantee of the Series C Preferred Securities (incorporated herein by reference to Exhibit 4.31 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.23 Supplemental Indenture No.1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to The Hartford's Registration Statement on Form S-3 (Amendment No. 1) dated December 27, 2000) (Registration No. 333-49666).

4.24 Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford's Report on Form 8-K, filed September 17,
        2002).

4.25     Form of Global Security (included in Exhibit 4.24).

4.26 Purchase Contract Agreement, dated as of September 13, 2002, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent
        (incorporated herein by reference to Exhibit 4.2 to The Hartford's Report on Form 8-K, filed September 17, 2002)

4.27     Form of Corporate Unit Certificate (included in Exhibit 4.26).

4.28 Pledge Agreement, dated as of September 13, 2002, among The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The Hartford's Report on Form 8-K, filed September 17, 2002).

EXHIBIT NO.
-----------

4.29 Remarketing Agreement, dated as of September 13, 2002, between The Hartford and Morgan Stanley & Co. Incorporated, as Remarketing Agent, and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 to The Hartford's Report on Form 8-K, filed September 17, 2002).

4.30 Global Security representing $300,000,000 of The Hartford's 4.7% senior notes due September 1, 2007.

10.01 Distribution Agreement, dated as of November 1, 1995, among ITT Corporation, ITT Destinations, Inc. and The Hartford (incorporated herein by reference to Exhibit 10.01 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.02 Intellectual Property License Agreement, dated as of November 1, 1995, between and among ITT Corporation, ITT Destinations, Inc. and The Hartford (incorporated herein by reference to Exhibit 10.02 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.03 Tax Allocation Agreement, dated as of November 1, 1995, among ITT Corporation, ITT Destinations, Inc. and The Hartford (incorporated herein by reference to Exhibit 10.03 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.05 Form of Trade Name and Service Mark License Agreement, effective as of November 1, 1995, between ITT Corporation and The Hartford (incorporated herein by reference to Exhibit 10.04 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.06   License Assignment  Agreement,  effective as of December 19, 1995, among
        ITT Destinations, Inc., The Hartford and Nutmeg Insurance Company (incorporated herein by reference to Exhibit 10.05 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.06 License Assignment Agreement, effective as of December 19, 1995, among ITT Destinations, Inc., Nutmeg Insurance Company and Hartford Fire Insurance Company (incorporated herein by reference to Exhibit 10.06 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.07 Employee Benefit Services and Liability Agreement, dated as of November 1, 1995, among ITT Corporation, ITT Destinations, Inc. and The Hartford (incorporated herein by reference to Exhibit 10.07 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

10.08 Debt Allocation Agreement, dated as of November 1, 1995, between ITT Corporation and The Hartford, and related Fourth Supplemental Indenture, dated as of November 1, 1995, among ITT Corporation, The Hartford and State Street Bank and Trust Company, as successor trustee (incorporated herein by reference to Exhibit 10.10 to The Hartford's Form 10-K for the fiscal year ended December 31, 1995).

*10.09 Employment Agreement, dated July 1, 1997, between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997).

*10.10  Employment Agreement, dated July 1, 1997, between The Hartford and David
        K. Zwiener (incorporated herein by reference to Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997).

*10.11 Employment Agreement, dated July 1, 2000, between The Hartford and Thomas M. Marra (incorporated herein by reference to Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended September 30, 2000).

*10.12 Form of Employment Protection Agreement between The Hartford and certain executive officers of The Hartford (incorporated herein by reference to Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 1997).

*10.13 The Hartford Restricted Stock Plan for Non-Employee Directors, as amended. +

*10.14  The Hartford Incentive Stock Plan, as amended. +

EXHIBIT NO.
-----------


*10.15  The Hartford Deferred Restricted Stock Unit Plan, as amended. +

*10.16  The Hartford Deferred Compensation Plan, as amended. +

*10.17  The Hartford Senior Executive Severance Pay Plan, as amended. +

*10.18  The Hartford Executive Severance Pay Plan I, as amended. +

*10.19  The Hartford Planco Non-Employee Option Plan, as amended. +

10.20 Master Intercompany Agreement, dated May 19, 1997, among Hartford Life, Inc. ("Hartford Life") The Hartford and with respect to Articles VI and XII, Hartford Fire Insurance Company (incorporated herein by reference to Exhibit 10.1 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997).

10.21 Tax Sharing Agreement, dated May 19, 1997, among The Hartford and its subsidiaries, including Hartford Life (incorporated herein by reference to Exhibit 10.2 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997).

10.22 Management Agreement, dated March 31, 1997, between Hartford Life Insurance Company and The Hartford Investment Management Company (incorporated herein by reference to Exhibit 10.3 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997).

10.23 Management Agreement, dated March 31, 1997, among certain subsidiaries of Hartford Life and Hartford Investment Services, Inc. (incorporated herein by reference to Exhibit 10.4 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997).

10.24 Sublease Agreement, dated May 19, 1997, between Hartford Fire Insurance Company and Hartford Life (incorporated herein by reference to Exhibit
        10.5 to Hartford Life's Form 10-Q for the quarterly period ended June 30, 1997).

*10.25 Employment Agreement, dated as of March 20, 2001, between The Hartford and Neal Wolin as Executive Vice President and General Counsel (incorporated herein by reference to Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001).

*10.26 Employment Agreement, dated as of April 26, 2001, between The Hartford and David M. Johnson as Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001).

10.27 Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2003, among The Hartford Financial Services Group, Inc., the lenders named therein, and The Chase Manhattan Bank and Bank of America, N.A. as Co-Administrative Agents. +

10.28 Three-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 31, 2002 among The Hartford, Hartford Life, the Lenders named therein and JPMorgan Chase Bank and Citibank, N.A. as Co-Administrative Agents. +

12.01   Statement Re: Computation of Ratio of Earnings to Fixed Charges. +

21.01   Subsidiaries of The Hartford Financial Services Group, Inc. +

23.01 Consent of Deloitte & Touche LLP the incorporation by reference into The Hartford's Registration Statements on Forms S-8 and Forms S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. +

--------------------------------------------------------------

* Management contract, compensatory plan or arrangement.
+ Filed with the Securities and Exchange Commission as an exhibit to this report.