Form 10-Q
period 2003-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2003-05-13
CIK 874766

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No[ ]

As of April 30, 2003, there were outstanding 255,626,654 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX



                                                                            PAGE
                                                                            ----
Independent Accountants' Review Report                                        3

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS                                                  4

Condensed Consolidated  Statements of Operations - First Quarter Ended
March 31, 2003 and 2002                                                       4

Condensed  Consolidated  Balance  Sheets - March 31, 2003 and December
31, 2002                                                                      5

Condensed Consolidated Statements of Changes in Stockholders' Equity -
First Quarter Ended March 31, 2003 and 2002                                   6

Condensed  Consolidated  Statements of  Comprehensive  Income (Loss) -
First Quarter Ended March 31, 2003 and 2002                                   6

Condensed Consolidated  Statements of Cash Flows - First Quarter Ended
March 31,2003 and 2002                                                        7

Notes to Condensed Consolidated Financial Statements                          8

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS                                                     20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            51

ITEM 4. CONTROLS AND PROCEDURES                                               51


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                     51

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   52

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      53

Signature                                                                     54

Certifications                                                                55

Exhibits                                                                      57

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations, changes in stockholders' equity, comprehensive income (loss) and cash flows for the first quarters ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, which includes an explanatory paragraph relating to the Company's change in its method of accounting for goodwill and indefinite-lived intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 12, 2003

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         FIRST QUARTER ENDED
                                                                                                              MARCH 31,
                                                                                                    ------------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                                                2003           2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Unaudited)
REVENUES
  Earned premiums                                                                                   $     2,849    $   2,586
  Fee income                                                                                                617          662
  Net investment income                                                                                     796          706
  Other revenue                                                                                             122          113
  Net realized capital losses                                                                               (53)         (7)
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                                                    4,331        4,060
        --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                                          5,245        2,416
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                                                       564          555
  Insurance operating costs and expenses                                                                    567          534
  Other expenses                                                                                            180          187
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                                                               6,556        3,692
        --------------------------------------------------------------------------------------------------------------------------

        INCOME (LOSS) BEFORE INCOME TAXES                                                                (2,225)         368

  Income tax expense (benefit)                                                                             (830)          76
----------------------------------------------------------------------------------------------------------------------------------

        NET INCOME (LOSS)                                                                           $    (1,395)   $     292
        --------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                                                                     $     (5.46)   $    1.19
DILUTED EARNINGS (LOSS) PER SHARE [1]                                                               $     (5.46)   $    1.17
----------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                                                255.4        246.1
Weighted average common shares outstanding and dilutive potential
  common shares [1]                                                                                       255.4        249.7
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                                   $      0.27    $    0.26
==================================================================================================================================

[1] As a result of the net loss for the quarter ended March 31, 2003, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     MARCH 31,        DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                                   2003                2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $49,196 and $46,241)    $      52,126    $       48,889
   Equity securities, available for sale, at fair value (cost of $594 and $937)                             619               917
   Policy loans, at outstanding balance                                                                   2,876             2,934
   Other investments                                                                                      1,707             1,790
------------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                  57,328            54,530
   Cash and cash equivalents                                                                                655               377
   Premiums receivable and agents' balances                                                               2,712             2,611
   Reinsurance recoverables                                                                               6,500             5,027
   Deferred policy acquisition costs and present value of future profits                                  6,899             6,689
   Deferred income tax                                                                                    1,274               545
   Goodwill                                                                                               1,721             1,721
   Other assets                                                                                           3,500             3,397
   Separate account assets                                                                              108,068           107,078
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                              $     188,657    $      181,975
        ============================================================================================================================

LIABILITIES
   Reserve for future policy benefits and unpaid claims and claim adjustment expenses
      Property and casualty                                                                       $      21,212    $       17,091
      Life                                                                                                8,721             8,567
   Other policyholder funds and benefits payable                                                         25,251            23,956
   Unearned premiums                                                                                      4,291             3,989
   Short-term debt                                                                                          315               315
   Long-term debt                                                                                         2,596             2,596
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
    solely junior subordinated debentures                                                                 1,469             1,468
   Other liabilities                                                                                      7,292             6,181
   Separate account liabilities                                                                         108,068           107,078
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                               179,215           171,241
        ----------------------------------------------------------------------------------------------------------------------------

   COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
   Common stock - 750,000,000 shares authorized, 258,386,920 and 258,184,483 shares issued,
    $0.01 par value                                                                                           3                 3
   Additional paid-in capital                                                                             2,793             2,784
   Retained earnings                                                                                      5,426             6,890
   Treasury stock, at cost - 2,945,592 and 2,943,565 shares                                                 (37)              (37)
   Accumulated other comprehensive income                                                                 1,257             1,094
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                        9,442            10,734
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $     188,657    $      181,975
        ============================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                          -----------------------------------------
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                             2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK/ADDITIONAL PAID-IN CAPITAL                                                                 (Unaudited)
   Balance at beginning of period                                                         $         2,787      $          2,364
     Issuance of shares under incentive and stock purchase plans                                        8                    44
     Tax benefit on employee stock options and awards                                                   1                    10
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         2,796                 2,418
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                                                                   6,890                 6,152
     Net income (loss)                                                                             (1,395)                  292
     Dividends declared on common stock                                                               (69)                  (64)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         5,426                 6,380
-----------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
   Balance at beginning of period                                                                     (37)                  (37)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           (37)                  (37)
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of period                                                                   1,094                   534
     Change in unrealized gain (loss) on securities, net of tax                                       177                  (235)
     Change in net loss on cash flow hedging instruments, net of tax                                  (23)                  (17)
     Foreign currency translation adjustments                                                           9                    (4)
-----------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss)                                                          163                  (256)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         1,257                   278
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                          9,442                 9,039
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING SHARES (IN THOUSANDS)
   Balance at beginning of period                                                                 255,241               245,536
     Issuance of shares under incentive and stock purchase plans                                      200                 1,188
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                       255,441               246,724
===================================================================================================================================


                         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                                    FIRST QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                          -----------------------------------------
(IN MILLIONS)                                                                                    2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                                             (Unaudited)
   Net income (loss)                                                                      $       (1,395)      $          292
-----------------------------------------------------------------------------------------------------------------------------------
 OTHER COMPREHENSIVE INCOME (LOSS)
   Change in unrealized gain (loss) on securities, net of tax                                        177                 (235)
   Change in net loss on cash-flow hedging instruments, net of tax                                   (23)                 (17)
   Foreign currency translation adjustments                                                            9                   (4)
-----------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)                                                           163                 (256)
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME (LOSS)                                                        $       (1,232)      $           36
===================================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     FIRST QUARTER ENDED
                                                                                                          MARCH 31,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2003            2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                                                          $      (1,395)   $          292
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Amortization of deferred policy acquisition costs                                                    564               555
   Additions to deferred policy acquisition costs                                                      (807)             (716)
   Change in:
    Liabilities for future policy benefits and unpaid claims and claim adjustment expenses
       and unearned premiums                                                                          4,576               440
    Reinsurance recoverables                                                                         (1,459)               45
    Receivables                                                                                         (95)             (174)
    Payables and accruals                                                                               (34)             (165)
    Accrued and deferred income taxes                                                                  (839)               96
   Net realized capital (gains) losses                                                                   53                 7
   Depreciation and amortization                                                                         72                13
   Other, net                                                                                            31                (6)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         667               387
================================================================================================================================

INVESTING ACTIVITIES
   Purchase of investments                                                                           (5,859)           (3,760)
   Sale of investments                                                                                3,364             2,604
   Maturity of investments                                                                              931               412
   Additions to property, plant and equipment                                                           (43)              (31)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (1,607)             (775)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Short-term debt, net                                                                                  --                16
   Net proceeds from investment and universal life-type contracts charged against
     policyholder accounts                                                                            1,279               389
   Dividends paid                                                                                       (69)              (64)
   Proceeds from issuance of shares under incentive and stock purchase plans                              6                45
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       1,216               386
================================================================================================================================
   Foreign exchange rate effect on cash and cash equivalents                                              2                --
--------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                                 278                (2)
   Cash and cash equivalents - beginning of period                                                      377               353
--------------------------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $         655    $          351
================================================================================================================================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    ------------------------------------------------
    NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
     Income taxes                                                                             $         (45)   $           --
     Interest                                                                                 $          48    $           29


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollar amounts in millions except per share data
                            unless otherwise stated)
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(A)      BASIS OF PRESENTATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford" or the "Company") provide investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally.

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. Less than majority-owned subsidiaries in which The Hartford has at least a 20% interest are reported on the equity basis. All intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements and the condensed notes as of March 31, 2003, and for the first quarters ended March 31, 2003 and 2002 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(B)      RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(C)      USE OF ESTIMATES

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

(D)      SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

(E)      ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity ("VIE"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 is effective for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. During the quarter ended March 31, 2003, the Company did not enter into or establish any VIEs that would require consolidation under FIN 46.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. (For further discussion, see Note 1(h), "Other Investment and Risk Management Activities-Specific Strategies", of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.) Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(E)      ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

(F)      FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. Specifically, one of the examples is related to the bifurcation of an embedded derivative within a reinsurer's receivable and ceding company's payable which arises from a modified coinsurance arrangement. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are out of the scope of DIG B36. While the Company believes there will be no material effect on its results of operations or financial condition due to the implementation of this guidance, it is currently evaluating those potential impacts. The guidance is effective for quarterly periods beginning after September 15, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The Company is currently evaluating the impact of DIG B36 on such corporate issued debt securities. The Company does not believe the adoption of DIG B36 will have a material effect on the Company's consolidated financial condition or results of operations.

(G)      EXPENSING STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123,
"Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Company will expense all stock-based compensation awards granted after January 1, 2003. The fair value of stock-based awards granted during the quarter ended March 31, 2003 was $29, after-tax. The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. The expense associated with these awards for the first quarter ending March 31, 2003, was $1, after-tax.

All stock-based awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the first quarters ended March 31, 2003 and 2002, after-tax compensation expense related to the Company's stock-based compensation plans, including the expense associated with the transition to SFAS No. 123 and non-option plans, was $1. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the first quarter ended March 31, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                   (unaudited)

(G)  EXPENSING STOCK OPTIONS (CONTINUED)

                                                                                                               FIRST QUARTER ENDED
                                                                                                                    MARCH 31,
                                                                                                            ------------------------
                                                                                                               2003          2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   (Unaudited)
Net income (loss), as reported                                                                              $ (1,395)    $     292
Add:  Stock-based employee compensation expense included in reported net
   income (loss) , net of related tax effects [1]                                                                  1             1
Deduct:  Total stock-based employee compensation expense determined under
   the fair value method for all awards, net of related tax effects                                               (9)           (9)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                                                             $ (1,403)    $     284
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic - as reported                                                                                      $  (5.46)    $    1.19
   Basic - pro forma [2]                                                                                    $  (5.49)    $    1.15
   Diluted - as reported [3]                                                                                $  (5.46)    $    1.17
   Diluted - pro forma [2] [3]                                                                              $  (5.49)    $    1.14
====================================================================================================================================

[1] Excludes the impact of non-option plans of $1 for the first quarters ended March 31, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.
[3] As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128 requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                         AS OF MARCH 31, 2003
                                     -----------------------------
                                          GROSS        ACCUMULATED
                                         CARRYING         NET
AMORTIZED INTANGIBLE ASSETS               AMOUNT      AMORTIZATION
------------------------------------------------------------------
Present value of future profits      $    1,406     $      298
Renewal rights                               46             29
Other                                         9             --
------------------------------------------------------------------
Total                                $    1,461     $      327
==================================================================

Net amortization expense for the quarter ended March 31, 2003 was $25.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDED DECEMBER 31,
------------------------------------------------------------------
                      2003                         $     123
                      2004                         $     117
                      2005                         $     106
                      2006                         $      95
                      2007                         $      80
==================================================================

The carrying amount of goodwill as of March 31, 2003 and December 31, 2002, respectively, is shown below.

                                         MARCH 31,    DECEMBER 31,
                                           2003           2002
------------------------------------------------------------------
Life                                 $      796     $      796
Property & Casualty                         153            153
Corporate                                   772            772
------------------------------------------------------------------
Total                                $    1,721     $    1,721
==================================================================

NOTE 3.  DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(h) of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

As of March 31, 2003 and December 31, 2002, the Company carried $297 and $299, respectively, of derivative assets in other investments and $204 and $208, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity

                                   (unaudited)

NOTE 3.  DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

contracts of $95 and $48 at March 31, 2003 and December 31, 2002, respectively, in other policyholder funds. Offsetting reinsurance arrangements recognized as derivative assets at March 31, 2003 and December 31, 2002 were $95 and $48, respectively, and were included in reinsurance recoverables.

Cash-Flow Hedges

For the quarters ended March 31, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $12 and $3, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of March 31, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $3.1 billion and $3.2 billion, respectively. For the quarters ended March 31, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the quarters ended March 31, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2003 and December 31, 2002, the Company held $786 and $800, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of March 31, 2003 and December 31, 2002, the Company held $7.1 billion and $6.8 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities. In addition, Hartford Life, Inc. ("HLI") issues certain variable annuity products that contain a GMWB. The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. The GMWB represents an embedded derivative liability in the variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate actuarial assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility.

The Company has entered into a reinsurance arrangement to offset its exposure to the GMWB. This arrangement is recognized as a derivative asset and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the GMWB are recorded in net realized capital gains and losses. For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 1(h) of Notes of Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

                                   (unaudited)

NOTE 4.  EARNINGS (LOSS) PER SHARE

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

MARCH 31, 2003                                                                   INCOME/(LOSS)     SHARES          PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER SHARE
  Net loss available to common shareholders                                   $      (1,395)           255.4   $       (5.46)
                                                                                                                 -------------------
DILUTED LOSS PER SHARE [1]
  Options                                                                                --             --
                                                                                -----------------------------
  Net loss available to common shareholders plus assumed conversions          $      (1,395)           255.4   $       (5.46)
====================================================================================================================================

[1] As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128 requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Net income available to common shareholders                                 $         292            246.1   $        1.19
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                                --              3.6
                                                                                -----------------------------
  Net income available to common shareholders plus assumed conversions        $         292            249.7   $        1.17
====================================================================================================================================

Basic earnings (loss) per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of outstanding options, using the treasury stock method. Under the treasury stock method exercise of options is assumed, with the proceeds used to repurchase common stock at the average market price for the period.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

(A)      LITIGATION

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation below involving Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), and the uncertainties discussed in
(b) below under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking, for the first time, additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The complaint sought a declaration of coverage and unquantified damages. On March 28, 2003, the District Court dismissed this action without prejudice on MacArthur's motion.

                                   (unaudited)

NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(A)      LITIGATION (CONTINUED)

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

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the now-dismissed New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved current claims and future demands, is currently unknown.

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that it will seek to have the full amount of its current and future asbestos liability estimated in an amount substantially more than the amount of the alleged unpaid judgments in conjunction with plan confirmation. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total liability, including unliquidated claims and future demands, less the estimated amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage.

Hartford A&I intends to defend the MacArthur action vigorously. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos- and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and the related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhausted their underlying liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Traditional reserving techniques cannot reasonably estimate the ultimate cost of these

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS (CONTINUED)

claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other, more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular claims are product/completed operation claims subject to an aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including the Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. In particular, recently there has been a variety of potential federal legislative changes concerning asbestos litigation under discussion among business, labor, plaintiffs' lawyer groups, and Congressional leaders. Whether any such legislation will be enacted and, if so, what its effect will be on The Hartford's aggregate asbestos liabilities is unknown. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the policyholder's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting excess and reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. The Hartford regularly evaluates new information in assessing its potential asbestos exposures.

In the first quarter of 2003, The Hartford conducted a detailed study of its asbestos exposures. Based on the results of the study, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

As of March 31, 2003 and December 31, 2002, the Company reported $3.7 billion and $1.1 billion of net asbestos and $559 and $591 of net environmental reserves, respectively. Because of the significant uncertainties previously described, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results, financial condition and liquidity. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

(C)  TAX MATTERS

The Hartford's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. No material issues have been raised to date by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters.

                                   (unaudited)

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the outstanding shares of HLI that the Company did not already own, as well as capital that has not been contributed to the Company's insurance subsidiaries are included in Corporate.

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

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest and income taxes.

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

The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers' compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.

The Reinsurance segment assumes reinsurance in North America and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, property catastrophe, marine and alternative risk transfer ("ART") products. ART includes non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with single event caps. International property catastrophe, marine and ART are also written outside of North America through a London contact office. On May 12, 2003, the Company announced plans to exit the assumed reinsurance business.

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. However, the North American underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. During the first quarter of 2003, $750 of securities were sold by the Property & Casualty operation to the

                                   (unaudited)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)

Life operation. An additional $1.0 billion of securities were sold in April 2003. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, The Hartford entered into a contract with a subsidiary, Fencourt Reinsurance Company, Ltd. ("Fencourt"), whereby Fencourt will provide reinsurance for the Property & Casualty operations. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, will be included in the Specialty Commercial segment.

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segments, while net income is presented for all other segments, along with Life and Property & Casualty, including North American.


REVENUES
                                                                                                            FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                       -----------------------------
                                                                                                            2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $      773     $      810
  Individual Life                                                                                             244            232
  Group Benefits                                                                                              667            644
  COLI                                                                                                        127            160
  Other [1]                                                                                                   (25)           (10)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                  1,786          1,836
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenue
       Business Insurance                                                                                     880            732
       Personal Lines                                                                                         800            747
       Specialty Commercial                                                                                   422            290
       Reinsurance                                                                                            151            171
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenue                                                 2,253          1,940
     Net investment income                                                                                    243            217
     Net realized capital gains (losses)                                                                      (15)             7
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                      2,481          2,164
  Other Operations                                                                                             60             56
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                   2,541          2,220
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                       4              4
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                                   $    4,331     $    4,060
====================================================================================================================================

[1] Amounts include net realized capital losses of $(48), and $(15) for the first quarter ended March 31, 2003 and 2002, respectively.

                                   (unaudited)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)

NET INCOME (LOSS)                                                                                           FIRST QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                      ------------------------------
                                                                                                            2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                                  $       98     $      117
  Individual Life                                                                                              32             31
  Group Benefits                                                                                               34             28
  COLI                                                                                                         10             --
  Other                                                                                                       (48)            (6)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                    126            170
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Underwriting results
       Business Insurance                                                                                     (12)             4
       Personal Lines                                                                                          52            (11)
       Specialty Commercial                                                                                    --            (10)
       Reinsurance                                                                                            (19)            (4)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                                                                 21            (21)
     Net servicing and other income [1]                                                                         3              2
     Net investment income                                                                                    243            217
     Other expenses                                                                                           (45)           (51)
     Net realized capital gains (losses)                                                                      (15)             7
     Income tax (expense)                                                                                     (39)           (27)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                                                        168            127
  Other Operations                                                                                         (1,681)             1
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                                  (1,513)           128
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                                                      (8)            (6)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                                                 $   (1,395)    $      292
====================================================================================================================================

[1]   Net of expenses related to service business.

NOTE 7.  DEBT

(A)  SHELF REGISTRATIONS

On March 19, 2003, The Hartford filed with the SEC a shelf registration statement (Registration No. 333-103915) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $1.3 billion. On April 10, 2003, The Hartford amended the registration statement (as amended, the "Registration Statement"), to allow for the offering and sale of up to approximately $2.6 billion in debt and equity securities. Specifically, the Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts"). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. The Registration Statement became effective on April 10, 2003. As of that date, The Hartford had no remaining availability under its previously filed shelf registration statement (Registration No. 333-88762).

                                   (unaudited)

NOTE 7.  DEBT (CONTINUED)

(B) SHORT-TERM DEBT

                                                                                                               OUTSTANDING
                                                                                                     -------------------------------
                                                        EFFECTIVE     EXPIRATION       MAXIMUM          MARCH 31,     DECEMBER 31,
DESCRIPTION                                                DATE          DATE         AVAILABLE           2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                                           11/10/86        N/A           $  2,000      $     315       $     315
  HLI                                                     2/7/97         N/A                250             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                                 $  2,250      $     315       $     315
Revolving Credit Facility
  5-year revolving credit facility                       6/20/01       6/20/06         $  1,000      $      --       $      --
  3-year revolving credit facility                       12/31/02      12/31/05             490             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                        $  1,490      $      --       $      --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                                                                  $  3,740      $     315       $     315
====================================================================================================================================

On December 31, 2002, the Company and HLI entered into a joint three-year Competitive Advance and Revolving Credit Facility with 12 participating banks to enable the Company and HLI to borrow an aggregate amount of up to $490. As of March 31, 2003 and December 31, 2002, there were no outstanding borrowings under this facility.

On February 26, 2003, the Company entered into a Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility with 11 participating banks to amend and restate the Company's ability to borrow an aggregate amount of up to $1,000. As of March 31, 2003 and December 31, 2002, there were no outstanding borrowings under this facility.


(C)  INTEREST EXPENSE

The following table presents interest expense incurred related to debt and trust preferred securities for first quarter ended March 2003 and 2002, respectively.

                                         FIRST QUARTER ENDED
                                              MARCH 31,
                                     ----------------------------
                                         2003          2002
-----------------------------------------------------------------
Short-term debt                       $       1     $       1
Long-term debt (including current
 maturities of long-term debt)               43            42
Company obligated mandatorily
 redeemable preferred securities of
 subsidiary trusts holding solely
 junior subordinated debentures              22            23
-----------------------------------------------------------------
  TOTAL INTEREST EXPENSE              $      66     $      66
=================================================================

                                   (unaudited)

NOTE 8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in stockholders' equity, except those arising from transactions with stockholders. Comprehensive income includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company's minimum pension liability.

The components of AOCI or loss were as follows:




                                                            UNREALIZED    NET GAIN ON      FOREIGN        MINIMUM
                                                            GAIN (LOSS)    CASH-FLOW       CURRENCY       PENSION
                                                                ON          HEDGING       CUMULATIVE     LIABILITY ACCUMULATED OTHER
                                                            SECURITIES,   INSTRUMENTS,   TRANSLATION    ADJUSTMENT, COMPREHENSIVE
FOR THE FIRST QUARTER ENDED MARCH 31, 2003                  NET OF TAX     NET OF TAX    ADJUSTMENTS    NET OF TAX    INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                 $1,444             $128        $(95)           $(383)         $1,094
 Unrealized gain (loss) on securities [1] [2]                   177               --          --               --             177
 Foreign currency translation adjustments                        --               --           9               --               9
 Net loss on cash-flow hedging instruments [1] [3]               --              (23)         --               --             (23)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                       $1,621             $105        $(86)           $(383)         $1,257
====================================================================================================================================

FOR THE FIRST QUARTER ENDED MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                   $606             $63        $(116)            $(19)           $534
 Unrealized gain (loss) on securities [1] [2]                  (235)             --           --               --            (235)
 Foreign currency translation adjustments                        --              --           (4)              --              (4)
 Net loss on cash-flow hedging instruments [1] [3]               --             (17)          --               --             (17)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                         $371             $46        $(120)            $(19)           $278
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax and other items of $131 and $(127) for the first quarter ended March 31, 2003 and 2002, respectively. Net gain on cash-flow hedging instruments is net of tax (benefit) of $(12) and $(9) for the first quarter ended March 31, 2003 and 2002, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $(31) and $0 for the first quarter ended March 31, 2003 and 2002, respectively.
[3] Net of amortization adjustment of $9 and $1 to net investment income for the first quarter ended March 31, 2003 and 2002, respectively.


NOTE 9.  SUBSEQUENT EVENTS

On May 12, 2003, the Company announced the results of the first quarter 2003 detailed study of asbestos exposures. Based on the results of the study, the Company strengthened its net asbestos reserves by $2.6 billion in the first quarter ended March 31, 2003. Accordingly, the Company plans to raise capital, which may include concurrent offerings of equity and equity-linked securities and debt securities.

In addition, the Company announced plans to exit the assumed reinsurance business. The Company has also announced several expense reduction initiatives, which are intended to result in lower operating costs. These expense initiatives include centralizing redundant operations to leverage spending and lower costs, eliminating non-essential functions and reducing overall consumption and costs of spending for various administrative expenses including travel, conferences and outside consultants. During 2003 and 2004, the Company expects these initiatives to result in a reduction in the Company's workforce by approximately 4%. The Company expects to incur severance costs associated with these reductions ranging from $25 to $35, after-tax, during the second quarter of 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of March 31, 2003, compared with December 31, 2002, and its results of operations for the first quarter ended March 31, 2003, compared to the equivalent 2002 period. This discussion should be read in conjunction with the MD&A in The Hartford's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation, in particular, significant uncertainty with regard to the outcome of the Company's current dispute with Mac Arthur Company and its subsidiary, Western MacArthur Company (collectively or individually, "MacArthur"); the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain impact on the Company of various tax reduction proposals being considered by Congress that relate to the lowering of the capital gains rate and the application of that rate to dividend distributions or the exclusion of some or all of such distributions from gross income; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Recent Developments                                            20
Critical Accounting Estimates                                  21
Consolidated Results of Operations: Operating Summary          22
Life                                                           25
Investment Products                                            26
Individual Life                                                27
Group Benefits                                                 27
Corporate Owned Life Insurance ("COLI")                        28
Property & Casualty                                            28
Business Insurance                                             30
Personal Lines                                                 31
Specialty Commercial                                           32
Reinsurance                                                    33
Other Operations (Including Asbestos and
   Environmental Claims                                        33
Investments                                                    37
Capital Markets Risk Management                                40
Capital Resources and Liquidity                                48
Accounting Standards                                           51

--------------------------------------------------------------------------------
RECENT DEVELOPMENTS
--------------------------------------------------------------------------------

On May 12, 2003, the Company announced the completion of its ground-up study of asbestos-related exposures. Based on the results of the study, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The asbestos reserve strengthening resulted in a $1.7 billion after-tax charge to net income in the first quarter of 2003.

In connection with the announcement of the asbestos study, the Company announced that it intends to issue $1.6 billion of equity and equity-linked securities and $250 of debt securities to replace the surplus lost as a result of the asbestos reserve strengthening. To enhance capital further, the Company intends to exit certain higher-risk asset classes (equities and certain limited partnerships) in its investment portfolio and to realize a small percentage of its unrealized capital gains. The Company expects to complete the majority of the steps in its capital plan, including raising the external capital, by the end of the second quarter of 2003.

The Company also announced that it will exit the assumed property-casualty reinsurance business. The Company is in negotiations with a third party for the possible sale of most of the business. However, regardless of whether a transaction is completed, the Company will cease writing new business in the assumed property-casualty reinsurance market no later than June 30, 2003. The Company also announced the initiation of a cost reduction program. As a significant part of the program, 850 employees will lose their jobs by the end of the second quarter of 2003 and 650 vacant positions were eliminated. The job cuts will come primarily from the Company's property-casualty businesses and, to a lesser extent, from the consolidation of some corporate services. The Company expects to incur a related after-tax severance charge of $25 to $35 in the second quarter of 2003.


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

RESERVES

ASBESTOS AND ENVIRONMENTAL CLAIMS

In the first quarter of 2003, The Hartford conducted a detailed study of its asbestos exposures. The Company undertook the study consistent with its practice of regularly updating its reserve estimates as new information becomes available. As a result of the study, the Company strengthened its gross and net asbestos reserves by, $3.9 billion and $2.6 billion, respectively, during the quarter ended March 31, 2003.

The process of estimating asbestos reserves remains subject to a wide variety of uncertainties, which are detailed in Note 5(b) of Notes to Condensed
Consolidated Financial Statements. Due to these uncertainties, further developments could cause The Hartford to change its estimates of asbestos reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

DEFERRED POLICY ACQUISITION COSTS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At March 31, 2003 and December 31, 2002, the carrying value of the Company's Life operations' DAC was $5.9 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of the estimated gross profits ("EGPs") arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the periods ended March 31, 2003 and March 31, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended March 31, 2003 and March 31, 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall at the margin of a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2003 is necessary; however, if the EGPs utilized in the DAC amortization model remain at or above the margin of the reasonable range of statistically calculated EGPs, a revision would be necessary within the next two quarters.

Furthermore, the Company has estimated that such a revision to the future EGPs may occur if the overall separate account fund performance does not meet the 9% return assumption discussed above, or if certain other assumptions that are implicit in the computations of the EGP's are not achieved.

Additionally, the Company has performed an analysis with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at March 31, 2003. If the Company assumed a 9% average long-term rate of growth from
March 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative positive adjustment to amortization would be approximately $325-$360, after tax. If instead the Company was to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $375-$425, after tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization income for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 848 on March 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of March 31, 2003, the Company believed variable annuity separate account assets could fall by at least 19% before portions of its DAC asset would be unrecoverable.

OTHER CRITICAL ACCOUNTING ESTIMATES

There  have  been no  material  changes  to the  Company's  critical  accounting estimates  regarding  Property & Casualty  DAC;  valuation  of  investments  and derivative instruments; pension and other postretirement benefits; and contingencies since the filing of the Company's 2002 Form 10-K Annual Report.


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                                   $    2,849    $    2,586      10%
Fee income                                                                                               617           662      (7%)
Net investment income                                                                                    796           706      13%
Other revenues                                                                                           122           113       8%
Net realized capital losses                                                                              (53)           (7)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                      4,331         4,060       7%
Benefits, claims and claim adjustment expenses                                                         5,245         2,416     117%
Amortization of deferred policy acquisition costs and present value
 of future profits                                                                                       564           555       2%
Insurance operating costs and expenses                                                                   567           534       6%
Other expenses                                                                                           180           187      (4%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                 6,556         3,692      78%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                                                  (2,225)          368      NM
Income tax expense (benefit)                                                                            (830)           76      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                                              $   (1,395)   $      292      NM
====================================================================================================================================

The Hartford defines "NM" as not meaningful, increases or decreases greater than 200%.

OPERATING RESULTS

Revenues for the first quarter ended March 31, 2003 increased $271 over the comparable prior year period, primarily as a result of double-digit earned premium growth in the Specialty

Commercial and Business Insurance segments, as well as increased net investment income in Investment Products.

Net income decreased $1.7 billion with $1.7 billion, after-tax, in reserve strengthening resulting from the completion of the Company's study of its asbestos exposure and an increase of $46 in net realized capital losses. The remaining difference, an increase of $60, or 20%, was primarily the result of strong earned pricing in the Business Insurance and Specialty Commercial segments and improved underwriting results in Personal Lines automobile and homeowners, partially offset by a decrease in net income for the Investment Products segment. This decrease reflects the impact of the lower equity markets on individual annuity results.

First quarter 2002 net income includes $11 of after-tax expense at Hartford Life, Inc. ("HLI") related to litigation with Bancorp Services, LLC ("Bancorp"), partially offset by an $8 after-tax benefit related to the reduction of HLI's reserves associated with September 11. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

INCOME TAXES

The effective tax rate for the first quarter ended March 31, 2003 was a benefit of 37% compared with a 21% expense for the comparable period in 2002. Tax-exempt interest earned on invested assets and the dividends received deduction were the principal causes of the effective tax rates being different than the 35% U.S. statutory rate.

ADOPTION OF FAIR-VALUE RECOGNITION PROVISIONS FOR STOCK COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Company will expense all stock-based compensation awards granted or modified after January 1, 2003. The fair value of stock-based awards granted during the quarter ended March 31, 2003 was $29, after-tax. The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. The expense associated with these awards for the first quarter ending March 31, 2003 was $1, after-tax.

All stock-based awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the first quarter ended March 31, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                                                          FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                  ----------------------------------
                                                                                                      2003          2002      CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                                                    $  (1,395)    $    292         NM
Add:  Stock-based employee compensation expense included in
   reported net income(loss), net of related tax effects [1]                                              1            1         --
Deduct:  Total stock-based employee compensation expense
   determined under the fair value method for all awards,
   net of related tax effects                                                                            (9)          (9)        --
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                                                   $  (1,403)    $    284         NM
====================================================================================================================================
Earnings (loss) per share:
   Basic - as reported                                                                            $    (5.46)   $   1.19         NM
   Basic - pro forma [2]                                                                          $    (5.49)   $   1.15         NM
   Diluted - as reported [3]                                                                      $    (5.46)   $   1.17         NM
   Diluted - pro forma [2] [3]                                                                    $    (5.49)   $   1.14         NM
====================================================================================================================================

[1] Excludes impact of non-option plans of $1 for the first quarters ended March 31, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income and earnings (loss) per share in future years.
[3] As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

ORGANIZATIONAL STRUCTURE

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the shares of HLI that the Company did not already own ("the HLI Repurchase"), as well as capital raised that has not been contributed to the Company's insurance subsidiaries are included in Corporate.

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

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, and income taxes.

On May 12, 2003, the Company announced plans to exit the assumed reinsurance business.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. However, North American underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and claim annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income, utilizing the duration of the segment's investment portfolios. During the first quarter of 2003, $750 of securities were sold by the Property & Casualty operation to the Life operation. An additional $1.0 billion of securities were sold in April 2003. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, The Hartford entered into a contract with a subsidiary, Fencourt Reinsurance Company, Ltd. ("Fencourt"), whereby Fencourt will provide reinsurance for the Property & Casualty operations. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, will be included in the Specialty Commercial segment.

SEGMENT RESULTS

The following is a summary of net income for each of the Company's Life segments and aggregate net income for the Company's Property & Casualty operations.


NET INCOME (LOSS)                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                   ---------------------------------
                                                                                                       2003         2002      CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                                               $      98    $     117     (16%)
  Individual Life                                                                                          32           31       3%
  Group Benefits                                                                                           34           28      21%
  COLI                                                                                                     10           --      NM
  Other                                                                                                   (48)          (6)     NM
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                                                126          170     (26%)
Property & Casualty
  North American                                                                                          168          127      32%
  Other Operations                                                                                     (1,681)           1      NM
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                                              (1,513)         128      NM
Corporate                                                                                                  (8)          (6)    (33%)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NET INCOME (LOSS)                                                                           $  (1,395)   $     292      NM
====================================================================================================================================

The following is a summary of North American underwriting results by underwriting segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS (BEFORE-TAX)                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                   ---------------------------------
North American                                                                                         2003         2002      CHANGE
------------------------------------------------------------------------------------------------------------------------------------
  Business Insurance                                                                                $     (12)   $       4      NM
  Personal Lines                                                                                           52          (11)     NM
  Specialty Commercial                                                                                     --          (10)    100%
  Reinsurance                                                                                             (19)          (4)     NM
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NORTH AMERICAN UNDERWRITING RESULTS                                                         $      21    $     (21)     NM
====================================================================================================================================

In the sections that follow, the Company analyzes the results of operations of its various segments using the performance measurements that the Company believes are meaningful.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                                   $      683    $      709      (4%)
Fee income                                                                                               617           662      (7%)
Net investment income                                                                                    507           448      13%
Other revenues                                                                                            27            32     (16%)
Net realized capital (losses)                                                                            (48)          (15)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                      1,786         1,836      (3%)
Benefits, claims and claim adjustment expenses                                                         1,083         1,057       2%
Amortization of deferred policy acquisition costs and present value
 of future profits                                                                                       163           152       7%
Insurance operating costs and expenses                                                                   351           357      (2%)
Other expenses                                                                                            33            48     (31%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                 1,630         1,614       1%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                                            156           222     (30%)
Income tax expense                                                                                        30            52     (42%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                     $      126    $      170     (26%)
====================================================================================================================================

Revenues in the Life operation decreased primarily as a result of revenue decreases in its Investment Products and COLI segments. Investment Products revenues decreased as average individual annuity account values declined compared to prior year. The decline in account values was due primarily to weakness in the equity markets. Additionally, COLI revenues decreased primarily as a result of lower net investment income, as average leveraged COLI account values declined as compared to a year ago and lower fee income resulting from lower sales in the first quarter of 2003 as compared to the prior year. Partially offsetting these decreases were increases in revenues in Group Benefits and Individual Life. Individual Life revenues increased as a result of an increase in fee revenues as life insurance in-force increased. Revenues within Group Benefits increased due to an increase in total buyout premium activity.

Benefits, claims and expenses increased slightly primarily due to increases in Individual Life and Group Benefits loss costs associated with the growth in these segments. Partially offsetting this increase was a decrease in COLI expenses consistent with lower COLI revenues. Additionally, in the first quarter of 2002, the Company incurred a charge associated with the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 5 of Notes to Condensed Consolidated Financial Statements.)

Net income decreased as a result of the decrease in revenues described above and higher net realized capital losses compared to a year ago. Additionally, Life net income for the first quarter 2002 was positively impacted by an $8 after-tax expense benefit related to favorable development on the Company's estimated September 11 exposure. Net income for the Investment Products segment decreased from the prior year as a result of the impact of the lower equity markets on the individual annuity business. Net income for other investment products was consistent with the comparable prior year period. Net income related to the Other category decreased $42, primarily related to increased realized capital losses noted above. Partially offsetting these decreases were increases in net income related to the Group Benefits and COLI segments. Group Benefits net income increased driven principally by an improved loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) and expense management initiatives. COLI net income increased $10 as compared to the prior year period, primarily due to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                                              $      373    $      432     (14%)
Earned premiums                                                                                           91           132     (31%)
Net investment income                                                                                    309           246      26%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                        773           810      (5%)
Benefits, claims and claim adjustment expenses                                                           394           373       6%
Insurance operating costs and other expenses                                                             144           168     (14%)
Amortization of deferred policy acquisition costs                                                        109           114      (4%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                   647           655      (1%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                                            126           155     (19%)
Income tax expense                                                                                        28            38     (26%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                     $       98    $      117     (16%)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   MARCH 31,     MARCH 31,
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                                        $   64,047    $   75,044     (15%)
Other individual annuity account values                                                               10,602        10,080       5%
Other investment products account values                                                              20,381        19,894       2%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES [1]                                                                            95,030       105,018     (10%)
Mutual fund assets under management                                                                   15,045        17,695     (15%)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                               $  110,075    $  122,713     (10%)
====================================================================================================================================

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment decreased primarily due to lower fee income, which was partially offset by higher net investment income. Fee income generated by the individual annuity operation decreased, as average account values decreased from prior year levels, principally due to the lower equity markets. Fee income from other investment products decreased, driven by lower retail mutual fund assets. Mutual fund assets under management decreased, primarily due to weakness in the equity markets. In addition, the equity market performance has negatively affected sales of retail mutual funds over the last twelve months. The decrease in earned premiums are due to lower sales of certain products in the institutional investment products business. Net investment income increased due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.5 billion as of
March 31, 2003, an increase of $4.1 billion, or 74%, from March 31, 2002. Additionally, net investment income related to other investment products increased as a result of the growth over the last twelve months in the institutional investment business, where related assets under management increased $614, or 7%, since March 31, 2002 to $10.0 billion as of March 31, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of assets under management.

Total  benefits,  claims  and  expenses  decreased,  primarily  driven  by lower commissions and wholesaling expenses related to lower sales in the other investment products business, including the mutual fund operation, for the first quarter ended March 31, 2003 as well as disciplined operating expense management. Additionally, there was a decrease in amortization of deferred policy acquisition costs in the individual annuity operation which declined as a result of lower gross profits in the first quarter of 2003. Partially offsetting these lower expenses was an increase in interest credited resulting from growth in the segment's general account assets.

Net income related to the individual annuity operation decreased, primarily as a result of the lower equity markets. Net income for other investment products was consistent with the comparable prior year period.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                                              $      178    $      169       5%
Net investment income                                                                                     66            63       5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                        244           232       5%
Benefits, claims and claim adjustment expenses                                                           112           114      (2%)
Amortization of deferred policy acquisition costs                                                         46            33      39%
Insurance operating costs and other expenses                                                              39            39      --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                   197           186       6%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                                             47            46       2%
Income tax expense                                                                                        15            15      --
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                     $       32    $       31       3%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   MARCH 31,     MARCH 31,
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------

Variable life account values                                                                      $    3,673    $    4,119     (11%)
Total account values                                                                              $    7,583    $    7,983      (5%)
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                  $   66,631    $   63,288       5%
Total life insurance in force                                                                     $  127,029    $  121,935       4%
====================================================================================================================================

Revenues in the Individual Life segment increased as cost of insurance charges were higher as the result of higher total life insurance in force. Amortization of unearned revenue also increased due to favorable mortality results which drove higher gross profits. Additionally, net investment income was higher due primarily to higher average general account assets and higher prepayment income on certain assets as compared to the prior year.

Total benefits, claims and expenses increased principally due to the increase in amortization of deferred policy acquisition costs resulting from higher gross profits driven by more favorable mortality results.

Net income increased primarily due to the in-force growth, favorable mortality experience, and higher net investment income.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                                                         $      602    $      582       3%
Net investment income                                                                                     65            62       5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                        667           644       4%
Benefits, claims and claim adjustment expenses                                                           489           474       3%
Amortization of deferred policy acquisition costs                                                          4             4      --
Insurance operating costs and other expenses                                                             131           131      --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                   624           609       2%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                                             43            35      23%
Income tax expense                                                                                         9             7      29%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                     $       34    $       28      21%
====================================================================================================================================

Revenues in the Group Benefits segment increased primarily due to earned premium growth. The premium increase is primarily attributable to an increase in total buyouts of $28 compared to prior year. Premiums, excluding buyouts, for the first quarter of 2003 were down slightly as a result of the Group Benefits division's continued risk management discipline in light of a challenging competitive and economic environment.

Total benefits, claims and expenses increased due to the buyouts described above which were partially offset by favorable loss costs as compared to a year ago. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 80.3% for the first quarter ended March 31, 2003, as compared to 81.4% for the comparable prior year period due to favorable claims experience.

Net income increased due to favorable loss ratios noted above and continued expense discipline, which resulted in maintaining consistent expense levels as compared to the prior year period.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE ("COLI")
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                                              $       68    $       84     (19%)
Net investment income                                                                                     59            76     (22%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                        127           160     (21%)
Benefits, claims and claim adjustment expenses                                                            88           115     (23%)
Insurance operating costs and expenses                                                                    10            40     (75%)
Dividends to policyholders                                                                                14             5     180%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                   112           160     (30%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                                             15            --      NM
Income tax expense                                                                                         5            --      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                     $       10    $       --      NM
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   MARCH 31,     MARCH 31,
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                                      $   19,863    $   18,764       6%
Leveraged COLI account values                                                                          3,159         4,293     (26%)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                            $   23,022    $   23,057      --
====================================================================================================================================

COLI revenues decreased mostly due to lower net investment and fee income. Net investment income decreased, primarily related to the decline in leveraged COLI account values from surrender activity. Fee income was reduced as the result of lower sales in the first quarter of 2003 as compared to the first quarter of 2002, and the decline in leveraged COLI.

Total benefits, claims and expenses decreased as a result of the decline in the leveraged COLI block noted above and a decline in insurance operating costs and expenses related to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002. Dividends to policyholders increased due to an increase in mortality dividends on the leveraged COLI block.

Net income increased compared to the prior year principally as a result of the Bancorp litigation expense recorded in the first quarter of 2002.


--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                                   $    2,166    $    1,877      15%
Net investment income                                                                                    285           254      12%
Other revenues [1]                                                                                        95            81      17%
Net realized capital gains (losses)                                                                       (5)            8      NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                      2,541         2,220      14%
Benefits, claims and claim adjustment expenses                                                         4,161         1,358      NM
Amortization of deferred policy acquisition costs                                                        401           403       --
Insurance operating costs and expenses                                                                   216           177      22%
Other expenses                                                                                           132           126       5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                 4,910         2,064     138%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                                                  (2,369)          156      NM
Income tax expense (benefit)                                                                            (856)           28      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS) [2]                                                                          $   (1,513)   $      128      NM
------------------------------------------------------------------------------------------------------------------------------------

NORTH AMERICAN PROPERTY & CASUALTY GAAP UNDERWRITING RATIOS
Loss ratio                                                                                              58.9          59.2     0.3
Loss adjustment expense ratio                                                                           12.1          11.6    (0.5)
Expense ratio                                                                                           26.2          29.0     2.8
Policyholder dividend ratio                                                                              0.4           0.5     0.1
Combined ratio                                                                                          97.7         100.2     2.5
Catastrophe ratio                                                                                        2.6           1.1    (1.5)
====================================================================================================================================

[1]   Represents servicing revenue.
[2] Includes net realized capital gains (losses), after-tax, of $(3) and $6 for the quarters ended March 31, 2003 and 2002, respectively.

Revenues for Property & Casualty increased $321, or 14%, for the first quarter ended March 31, 2003 compared with the first quarter of 2002. The increase was due primarily to earned premium growth in the Business Insurance and Specialty Commercial segments as a result of earned pricing increases, new business growth and strong premium renewal retention.

Net income decreased $1.6 billion for the first quarter ended March 31, 2003, from the comparable prior year period. The decrease was primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, resulting from the completion of the Company's detailed study of its asbestos exposures. The remaining difference, an increase of $60, or 47%, was due to improved underwriting results in Personal Lines automobile and homeowners and strong earned pricing in the Specialty Commercial segment. Pre-tax net investment income rose $31, or 12%, over the prior year period due to higher invested assets, primarily from strong cash flows.

RATIOS

The previous table and the following segment discussions for the quarters ended March 31, 2003 and 2002 include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford's current business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "expense ratio" is the ratio of underwriting expenses, excluding bad debts expense, to earned premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned, the cost of losses and expenses, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The "catastrophe ratio" represents the ratio of catastrophe losses to earned premiums.

REINSURANCE RECOVERABLES

The Company's net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.6 billion and $4.2 billion at March 31, 2003 and December 31, 2002, respectively. With respect to the reinsurance recoverables, the Company is subject to credit risks or other settlement risks that could cause one or more reinsurer(s) to fail to reimburse the Company under the terms of these reinsurance arrangements. The Company mitigates this risk by transacting business with reinsurers that are financially sound and historically have demonstrated a willingness to live up to their contractual obligations. Of the total net reinsurance recoverables as of December 31, 2002 (excluding the Company's mandatory participation in various involuntary assigned risk pools), $2.7 billion, or 72%, are rated by A.M. Best. Of the total rated by A.M. Best, 91% are rated A- (excellent) or better. The remaining net recoverables from reinsurers comprise the following: 9% relates to Equitas, 6% relates to voluntary pools in which the Company participates, 1% relates to captive insurance companies, and 12% are not rated by A.M. Best, of which no single reinsurer constitutes more than 0.75% of the Company's reinsurance recoverable.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, New York Regulation 114 trusts, funds held accounts and group wide offsets.

To address the risk of non-payment for the related reinsurance recoverable, the Company estimated an allowance for unrecoverable reinsurance of $461 at March 31, 2003 and $211 at December 31, 2002.

WRITTEN PREMIUMS

Written premium is the amount of premiums charged for policies issued during a fiscal period. Earned premium is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the quarters ended March 31, 2003 and 2002 include the presentation of written premiums, in addition to earned premiums. Management believes that this forward-looking performance measure is useful to investors as it provides a better understanding of the underlying trends in the Company's current business.

RESERVES

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as "reserve development". Reserve development that increases previous estimates of ultimate cost is called "reserve strengthening". Reserve development that decreases previous estimates of ultimate cost is called "reserve releases". Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The "prior accident year development" in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company's reserve policies, see Notes 1(l), 7 and 16(b) of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford's 2002 Form 10-K Annual Report.

There was no overall reserve strengthening or release in the Business Insurance, Personal Lines and Specialty Commercial segments for the quarter ended March 31, 2003. Reserve strengthening in the Reinsurance segment occurred across multiple accident years, primarily 1997 through 2000, and primarily in the casualty line of traditional reinsurance.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the first quarter ended March 31, 2003 for Property & Casualty follows:


                                                 FOR THE QUARTER ENDED MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                            BUSINESS     PERSONAL     SPECIALTY                    NORTH         OTHER
                                           INSURANCE      LINES      COMMERCIAL    REINSURANCE  AMERICAN P&C  OPERATIONS   TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS     $    4,744   $    1,692     $  4,957    $    1,614    $   13,007   $    4,084     $ 17,091
Reinsurance and other recoverables               366           49        1,998           388         2,801        1,149        3,950
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET            4,378        1,643        2,959         1,226        10,206        2,935       13,141
------------------------------------------------------------------------------------------------------------------------------------
Add provision for unpaid claims and
  claim adjustment expenses                      598          540          265           129         1,532        2,629        4,161
Less payments                                    442          531          209           111         1,293           98        1,391
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                4,534        1,652        3,015         1,244        10,445        5,466       15,911
Reinsurance and other recoverables               388           48        2,007           373         2,816        2,485        5,301
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS         $    4,922   $    1,700     $  5,022    $    1,617    $   13,261   $    7,951    $  21,212
------------------------------------------------------------------------------------------------------------------------------------

Earned premium                            $      880   $      772     $    355    $      151    $    2,158   $        8    $   2,166
Combined ratio                                  99.2         92.7         98.4         112.5          97.7
Loss and loss expense paid ratio                50.2         68.6         59.1          74.6          59.9
Loss and loss expense incurred ratio            67.9         69.7         75.1          86.1          71.0
Catastrophe ratio                                4.6          1.4          0.9           1.5           2.6
Prior accident year development (pts.)[1]        --           --           --           23.2           1.6
====================================================================================================================================

[1]   Reinsurance excludes prior year accident premium adjustment of $(10).

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                                                                      FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                  $      990    $      825      20%
Change in unearned premium reserve                                                                       110            93      18%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                                                                $      880    $      732      20%
Benefits, claims and claim adjustment expenses                                                           598           466      28%
Amortization of deferred policy acquisition costs                                                        204           195       5%
Insurance operating costs and expenses                                                                    90            67      34%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                                                           $      (12)   $        4      NM
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio                                                                                              55.0          51.6    (3.4)
Loss adjustment expense ratio                                                                           12.9          12.0    (0.9)
Expense ratio                                                                                           30.5          33.4     2.9
Policyholder dividend ratio                                                                              0.8           1.0     0.2
Combined ratio                                                                                          99.2          98.0    (1.2)
Catastrophe ratio                                                                                        4.6           0.6    (4.0)
====================================================================================================================================

PREMIUM BREAKDOWN                                             WRITTEN PREMIUMS [1]                        EARNED PREMIUMS [1]
                                                      -------------------------------------       ----------------------------------
                                                              FIRST QUARTER ENDED                         FIRST QUARTER ENDED
                                                                   MARCH 31,                                   MARCH 31,
                                                      -------------------------------------       ----------------------------------
                                                          2003         2002       CHANGE              2003         2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Small Commercial                                       $    480     $    408       18%             $    430     $     369      17%
Middle Market                                               510          417       22%                  450           363      24%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $    990     $    825       20%             $    880     $     732      20%
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

Business Insurance achieved written premium growth of $165 primarily due to written pricing increases of 13% and new business growth of 22%. Strong premium renewal retention of 90% was consistent with prior year. Premium renewal retention is defined as renewal premium written in the current period divided by new and renewal premium written in the prior period. The increase in middle market of $93 was driven primarily by double-digit written pricing increases and continued strong new business growth and premium renewal retention. Small commercial increased $72 reflecting double-digit written pricing increases as well as strong new business growth and premium renewal retention.

Earned premiums for the segment increased $148 due to strong 2002 and 2003 written pricing increases impacting 2003 earned premium. Middle market increased $87 to $450 and small commercial increased $61 to $430 reflecting double-digit earned pricing increases.

Underwriting results decreased $16, with a corresponding 1.2 point increase in the combined ratio, for the first quarter of 2003 as compared with the prior year period primarily due to significantly higher catastrophes after relatively low catastrophe experience in the prior year period. Before catastrophes, underwriting results improved $19, or 2.8 points, to $28 primarily due to strong earned pricing increases, the beneficial effects of which have also contributed to improvement in the expense ratio. Additionally, the improved results were also attributable to the segment's continued successful focus on distribution strategies. Partially offsetting the improvement in underwriting results were higher loss ratios for small commercial package policies due to increased severity.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                                                                      FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                  $      770    $      726       6%
Change in unearned premium reserve                                                                        (2)            8       NM
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                                                                $      772    $      718       8%
Benefits, claims and claim adjustment expenses                                                           540           550      (2%)
Amortization of deferred policy acquisition costs                                                        104           108      (4%)
Insurance operating costs and expenses                                                                    76            71       7%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                                                           $       52    $      (11)      NM
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio                                                                                              58.4          65.0      6.6
Loss adjustment expense ratio                                                                           11.3          11.8      0.5
Expense ratio                                                                                           23.0          24.4      1.4
Combined ratio                                                                                          92.7         101.2      8.5
Catastrophe ratio                                                                                        1.4           2.2      0.8
Other revenues [1]                                                                                $       28    $       29      (3%)
====================================================================================================================================

[1]   Represents servicing revenue.

PREMIUM BREAKDOWN                                             WRITTEN PREMIUMS [1]                        EARNED PREMIUMS [1]
                                                      -------------------------------------       ----------------------------------
                                                              FIRST QUARTER ENDED                         FIRST QUARTER ENDED
                                                                   MARCH 31,                                   MARCH 31,
                                                      -------------------------------------       ----------------------------------
                                                          2003         2002       CHANGE              2003         2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                   $    475     $    427       11%             $    466     $     413      13%
Other Affinity                                               42           49      (14%)                  44            50     (12%)
Agency                                                      253          250        1%                  262           255       3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $    770     $    726        6%             $    772     $     718       8%

Product Line
Automobile                                             $    609     $    583        4%             $    598     $     563       6%
Homeowners                                                  161          143       13%                  174           155      12%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $    770     $    726        6%             $    772     $     718       8%

COMBINED RATIOS
Automobile                                                                                             96.1         103.6     7.5
Homeowners                                                                                             80.8          92.5    11.7
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                               92.7         101.2     8.5
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

Written premiums increased $44 due to growth in both the automobile and homeowners lines. The increase in automobile of $26 was primarily due to written pricing increases of 10% and premium renewal retention of 90%. Homeowners growth of $18 was also driven by written pricing increases of 14% and premium renewal retention of 103%. The increases in both automobile and homeowners written premiums were primarily due to growth in the AARP program. AARP increased $48 primarily as a result of double-digit written pricing increases and strong premium renewal retention. Partially offsetting the increase was a $7 decrease in written premiums in other affinity due to an expected reduction in policy counts. Personal Lines new business growth was negatively impacted by profitability objectives.

Earned premiums increased $54 due primarily to growth in AARP. AARP increased $53 to $466 primarily as a result of earned pricing increases.

Underwriting results increased $63, with a corresponding 8.5 point decrease in the combined ratio, for the first quarter of 2003 as compared with the same prior year period. Automobile results improved 7.5 combined ratio points due to earned pricing increases and favorable frequency loss costs. The underwriting experience related to homeowners continued to remain favorable and improved 11.7 combined ratio points over the same prior year period due primarily to double-digit earned pricing increases and favorable frequency loss costs. Personal Lines pre-tax catastrophes improved $5 or 0.8 points. Improvement in the other underwriting expense ratio, primarily due to double-digit earned pricing increases and prudent expense management, resulted in a 1.4 point decrease in the expense ratio.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                                                                      FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                  $      406    $      300      35%
Change in unearned premium reserve                                                                        51            62     (18%)
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                                                                $      355    $      238      49%
Benefits, claims and claim adjustment expenses                                                           265           168      58%
Amortization of deferred policy acquisition costs                                                         56            61      (8%)
Insurance operating costs and expenses                                                                    34            19      79%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                                                           $       --    $      (10)    100%
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio                                                                                              60.3          55.6    (4.7)
Loss adjustment expense ratio                                                                           14.9          14.0    (0.9)
Expense ratio                                                                                           22.6          32.5     9.9
Policyholder dividend ratio                                                                              0.7           0.7      --
Combined ratio                                                                                          98.4         102.8     4.4
Catastrophe ratio                                                                                        0.9            --    (0.9)
Other revenues [1]                                                                                $       67    $       52      29%
====================================================================================================================================

[1]   Represents servicing revenue.

PREMIUM BREAKDOWN                                             WRITTEN PREMIUMS [1]                        EARNED PREMIUMS [1]
                                                      -------------------------------------       ----------------------------------
                                                              FIRST QUARTER ENDED                         FIRST QUARTER ENDED
                                                                   MARCH 31,                                   MARCH 31,
                                                      -------------------------------------       ----------------------------------
                                                          2003         2002       CHANGE              2003         2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Risk Management Division                               $    105     $     65       62%             $     76     $      45      69%
Property                                                     97           91        7%                   89            60      48%
Casualty                                                     82           60       37%                   72            52      38%
Bond                                                         45           36       25%                   42            35      20%
Professional Liability                                       65           43       51%                   64            41      56%
Other                                                        12            5      140%                   12             5     140%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $    406     $    300       35%             $    355     $     238      49%
------------------------------------------------------------------------------------------------------------------------------------

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

Specialty Commercial written premiums increased $106 primarily due to growth in the risk management division as well as in the specialty casualty and professional liability lines of business. Written premiums for the risk management division increased $40 and specialty casualty grew $22 both driven primarily by strong premium renewal retention and double-digit written pricing increases reflecting an improved operating environment. The growth rate for the risk management division was also impacted by unusually low premiums in the first quarter of 2002 as a result of the division's reduced appetite from aggregation of risk issues surfaced by September 11. Professional liability written premiums grew $22 driven by significant written pricing increases. While property pricing continues to be strong, the growth rate for the first quarter was negatively impacted by the timing of premium booked in the previous year.

Earned premiums increased $117 primarily due to earned premium growth in the risk management division of $31 property of $29 professional liability of $23 and specialty casualty of $20 as a result of double-digit earned pricing increases.

Underwriting results improved $10, with a corresponding 4.4 point decrease in the combined ratio, for the first quarter as compared with the same prior year period. Improved underwriting and combined ratio results were primarily due to continued favorable property results primarily as a result of strong earned pricing as well as significant improvement in the bond loss ratio. In addition, underwriting results were negatively impacted by growth in the risk management division. The expense ratio for Specialty Commercial improved due to higher ceding commissions in professional liability and property, earned pricing increases, and prudent expense management.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                                                                      FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                                                  $      274    $      214      28%
Change in unearned premium reserve                                                                       123            43     186%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                                                                       151    $      171     (12%)
Benefits, claims and claim adjustment expenses                                                           129           131      (2%)
Amortization of deferred policy acquisition costs                                                         37            39      (5%)
Insurance operating costs and expenses                                                                     4             5     (20%)
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                                                           $      (19)   $       (4)     NM
------------------------------------------------------------------------------------------------------------------------------------

Loss ratio                                                                                              80.5          72.3    (8.2)
Loss adjustment expense ratio                                                                            5.6           5.0    (0.6)
Expense ratio                                                                                           26.4          25.1    (1.3)
Combined ratio                                                                                         112.5         102.4   (10.1)
Catastrophe ratio                                                                                        1.5          (0.5)   (2.0)
====================================================================================================================================

PREMIUM BREAKDOWN                                             WRITTEN PREMIUMS [1]                        EARNED PREMIUMS [1]
                                                      -------------------------------------       ----------------------------------
                                                              FIRST QUARTER ENDED                         FIRST QUARTER ENDED
                                                                   MARCH 31,                                   MARCH 31,
                                                      -------------------------------------       ----------------------------------
                                                          2003         2002       CHANGE              2003         2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Traditional reinsurance                                $    240     $    149       61%             $    135     $     145      (7%)
Alternative risk transfer ("ART")                            34           65      (48%)                  16            26     (38%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $    274     $    214       28%             $    151     $     171     (12%)
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

On May 12, 2003, the Company announced plans to exit the assumed reinsurance business.

Reinsurance written premiums increased $60 due to growth of $91 in traditional reinsurance written premiums primarily due to increased participations and growth in subject premium as a result of continued increases in primary rates. Casualty premium and premium written through direct channels increased $81 over prior year as a result of increased subject premium on casualty excess of loss contracts and a new direct channel account representing $25 in premium. ART written premiums decreased $31 primarily due to the non-renewal of two contracts.

The decrease in earned premiums of $20 was primarily impacted by premium reductions due to underwriting requirements to maintain profitability targets, partially offset by earned premium on new business written in the first quarter.

Underwriting results decreased $15, with a corresponding 10.1 point increase in the combined ratio, for the first quarter of 2003 as compared with the same prior year period. The decrease in underwriting results and corresponding increase in the combined ratio were primarily attributable to adverse loss development on prior underwriting years, primarily in the casualty lines of traditional reinsurance.

--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                         FIRST QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                                                   $        8    $       18     (56%)
Net investment income                                                                                     42            37      14%
Net realized capital gains                                                                                10             1      NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                                         60            56       7%
Benefits, claims and claim adjustment expenses                                                         2,629            43      NM
Insurance operating costs and expenses                                                                    12            15     (20%)
Other expenses                                                                                            (5)           (4)     25%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                                 2,636            54      NM
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                                                  (2,576)            2      NM
Income tax expense (benefit)                                                                            (895)            1      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                                              $   (1,681)   $        1      NM
====================================================================================================================================

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

Revenues increased $4 primarily due to an increase in net realized capital gains and net investment income, partially offset by a decrease in earned premiums. The decline in earned premiums was due primarily to the runoff of the international reinsurance business that was transferred to the Other Operations segment in January 2002. Net income (loss) decreased $1.7 billion for the first quarter ended March 31, 2003 due to net reserve strengthening of $1.7 billion based on the results of a detailed study of asbestos exposures.

The paragraphs that follow are background information and a discussion of asbestos and environmental claims and a summary of the Company's detailed study of asbestos reserves that gave rise to the reserves strengthening in the first quarter of 2003.

Asbestos and Environmental Claims

The Hartford continues to receive asbestos and environmental claims, both of which affect Other Operations. These claims are made pursuant to several different categories of insurance coverage. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhaust their underlying liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related settlement expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular claims are product/completed operation claims subject to an aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include: court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. In particular, recently there has been a variety of potential federal legislative changes concerning asbestos litigation under discussion among business, labor, plaintiffs' lawyer groups, and Congressional leaders. Whether any such legislation will be enacted and, if so, what its effect will be on The Hartford's aggregate asbestos liabilities is unknown. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. The delay in reporting excess and reinsurance claims adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. The Hartford regularly evaluates new information in assessing its potential asbestos exposures.

In the first quarter 2003, The Hartford conducted a detailed study of its asbestos exposures. Based on the results of the study, the Company strengthened its gross and net asbestos reserves by $4.0 billion and 2.6 billion, respectively. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or "all other" activity. The discussion below relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves associated with asbestos, environmental and the all other category the Company has defined in Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The all other category of reserves covers a wide range of insurance coverages, including liability for breast implants, blood products, construction defects and lead paint as well as unallocated loss adjustment expense for the Other Operations segment.

The Other Operations historic book of business contains policies written from the 1940s to 1992, with the majority of the business spanning the interval 1960 to 1990. The Hartford's experience has been that this book of business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers ("whole account" exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford's net exposure in these arrangements has increased for a variety of reasons, including The Hartford's commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the quarter ended March 31, 2003. Also included are the remaining asbestos and environmental exposures of North American Property & Casualty.

                                       OTHER OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSES

FOR THE FIRST QUARTER ENDED MARCH 31, 2003                       ASBESTOS        ENVIRONMENTAL     ALL OTHER [1]          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                      $    1,118        $      591         $    1,250        $   2,959
Claims and claim adjustment expenses incurred                       2,604                 1                 25            2,630
Claims and claim adjustment expenses paid                              37                33                 30              100
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [2] [3]                                 $    3,685 [4]    $      559         $    1,245        $   5,489
====================================================================================================================================

[1]   Includes unallocated loss adjustment expense reserves.
[2] Ending liabilities include asbestos and environmental reserves reported in North American Property & Casualty of $14 and $9, respectively, as of March 31, 2003 and of $14 and $10, respectively, as of December 31, 2002.
[3] Gross of reinsurance, asbestos and environmental reserves were $5,902 and $635, respectively, as of March 31, 2003 and $1,994 and $682, respectively, as of December 31, 2002.
[4] As of March 31, 2003, the one year and average three year net paid amounts for asbestos claims are $149 and $99, respectively, resulting in one year and three year net survival ratios of 24.7 and 37.2 years, respectively.

At March 31, 2003, asbestos reserves were $3.7 billion, an increase of $2.6 billion compared to $1.1 billion as of December 31, 2002. Net incurred losses and loss adjustment expenses were $2.6 billion for the first quarter of 2003 compared to $5 for the first quarter 2002. The increase in reserves reflects asbestos claim and litigation trends and is based on a detailed study of asbestos exposures performed by the Company during the first quarter 2003. As part of the study, the Company reviewed all 990 of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. In the course of the study, the Company prepared a detailed exposure analysis for each of more than 600 of these accounts, comprising more than 98% of the Company's year-end 2002 domestic asbestos case reserves. The outcome of this direct exposure analysis was also applied to the Company's domestic reinsurance exposure and all known cedants. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. This detailed study was the basis for the increase in reserves recorded in this quarter.

As part of the study, the Company classified its asbestos reserves into three categories: direct insurance; reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both "treaty" reinsurance (covering broad categories of claims or blocks of business) and "facultative" reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford's subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

In reporting the results of the asbestos study, the Company has divided its direct asbestos exposures into the following categories: Major Asbestos Defendants (the "Top 70" accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts collectively divided into: structured settlements, Wellington, and Other Major Asbestos Defendants), Accounts with Future Expected Exposures greater than $2.5 Accounts with

Future Expected Exposures less than $2.5 and Unallocated Incurred But Not Reported ("IBNR").

Structured settlements are those accounts where the Company has reached an agreement with the insured as to the amount and timing of the claim payments to be made to the insured.

The Wellington category includes insureds that entered into the "Wellington Agreement" dated June 19, 1985. The Wellington Agreement provided terms and conditions for how the signatory asbestos producers would access their coverage from the signatory insurers.

The Other Major Asbestos Defendants subcategory represents insureds included in Tiers 1 and 2, as defined by Tillinghast. The Tier 1 and 2 classifications are meant to capture the insureds for which there is expected to be significant exposure to asbestos claims.

Unallocated IBNR is an estimate of the necessary reserves for asbestos claims related to direct insureds with no known asbestos claims, adverse development on allocated reserves, and potential non-products exposures.

Assumed Reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level reflecting changes in the asbestos tort litigation and direct insurance coverage environments.

As a participant in the London Market (comprised of both Lloyd's of London and London Company Markets), the Company wrote business on a subscription basis, with the Company's involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the "lead" underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business more uncertain than claims in the Direct and Assumed reinsurance categories.

The  following  table  displays   asbestos  reserves  and  other  statistics  by
policyholder category, after recording the effects of the first quarter asbestos reserve study:



                                                                  SUMMARY OF GROSS ASBESTOS RESERVES

                                                               For the First Quarter Ended March 31, 2003
                                         -------------------------------------------------------------------------------------------
                                                                     Total        % of      Estimated        3 Year    3 Year Gross
                                          Number of    All Time     Recorded    Asbestos    All Time       Total Paid    Survival
                                          Accounts       Paid       Reserves    Reserves    Ultimate         Losses    Ratio [1] [2]
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          (in years)
Major asbestos defendants
  Structured settlements (includes 2
    Wellington accounts)                        5     $     203   $     289          5%    $     492        $    86          10.1
  Wellington (direct only)                     31           612         316          5%          928            250           3.8
  Other major asbestos defendants              29           150         449          8%          599             41          32.5
  No known policies (includes 3
    Wellington accounts)                        5            --          --         --            --             --           --
Accounts with future exposure > $2.5          127           288       1,474         25%        1,762            104          42.7
Accounts with future exposure < $2.5          826           292         124          2%          416             18          20.3
Unallocated IBNR                               --            --       1,810         30%        1,810             --           --
------------------------------------------------------------------------------------------------------------------------------------
   Total direct [3]                                       1,545       4,462         75%        6,007            567          23.6
Assumed reinsurance                                         506         907         15%        1,413            140          19.4
London market                                               333         596         10%          929             75          23.8
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal [3]                                           2,384       5,965        100%        8,349        $   782          22.9
First quarter 2003 payments                                  63         (63)                      --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL GROSS ASBESTOS RESERVES                         $   2,447   $   5,902                $   8,349
====================================================================================================================================

[1] Survival ratio provides an estimate of the number of years that reserves would be available at the current average claim payment rate. This is a gross three year survival ratio calculated by dividing gross reserves by the average three year paid losses.
[2] The one year gross paid amount for total asbestos claims is $308 resulting in a one year gross survival ratio of 19.2 years.
[3] Three year total paid losses include payments of $68 on closed claims (not presented by category).


The Hartford has been experiencing lower than previously expected claim activity with respect to claims classified as environmental. At the same time, The Hartford has also been experiencing higher than previously expected claim activity with respect to claims classified as asbestos. The increase in both the number of claims being submitted and the number of asbestos-related policyholder bankruptcies, including "pre-packaged" bankruptcies, have accelerated over the last twelve months. The following table sets forth, for the quarter ended March 31, 2003, paid and incurred loss activity by the three categories of claims for asbestos and environmental. The tables below show that asbestos and environmental payments, net of reinsurance, have been generally consistent with the trend from the prior year.

           PAID AND INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") DEVELOPMENT - ASBESTOS AND ENVIRONMENTAL

                                                               ASBESTOS                                     ENVIRONMENTAL
                                                 --------------------------------------         ------------------------------------
                                                        PAID             INCURRED                     PAID             INCURRED
FOR THE FIRST QUARTER ENDED MARCH 31, 2003           LOSS & LAE         LOSS & LAE                 LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                         $        55        $      3,068                $         43      $           1
  Assumed - Domestic                                       3                 541                           3                 --
  London Market                                            5                 363                           2                 --
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                 63               3,972                          48                  1
Ceded                                                    (26)             (1,368)                        (15)                --
------------------------------------------------------------------------------------------------------------------------------------
NET                                              $        37        $      2,604                $         33      $           1
====================================================================================================================================

                                                               ASBESTOS                                     ENVIRONMENTAL
                                                 --------------------------------------         ------------------------------------
                                                        PAID             INCURRED                     PAID             INCURRED
FOR THE YEAR ENDED DECEMBER 31, 2002                 LOSS & LAE         LOSS & LAE                 LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                         $       212        $        559                $        124      $          (9)
  Assumed - Domestic                                      66                  89                          15                (39)
  London Market                                           35                  26                          24                (26)
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                313                 674                         163                (74)
Ceded                                                   (187)                (46)                        (51)               123
------------------------------------------------------------------------------------------------------------------------------------
NET                                              $       126        $        628                $        112      $          49
====================================================================================================================================

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

The Hartford's  investment  portfolios  are divided  between Life and Property &
Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to the Investments section of the MD&A in The Hartford's 2002 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 91% and 90% of the fair value of its invested assets as of March 31, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

LIFE

The following table identifies invested assets by type held in the Life general account as of March 31, 2003 and December 31, 2002.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31, 2003                    DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     31,676         87.9%         $     29,377         86.7%
Equity securities, at fair value                                               410          1.1%                  458          1.3%
Policy loans, at outstanding balance                                         2,876          8.0%                2,934          8.7%
Limited partnerships, at fair value                                            442          1.2%                  519          1.5%
Other investments                                                              629          1.8%                  603          1.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                   $     36,033        100.0%         $     33,891        100.0%
====================================================================================================================================

Fixed maturity investments increased 8% since December 31, 2002, primarily the result of operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds into fixed maturity investments. A total of $86 of hedge fund investments was sold during March 2003. The limited partnership agreements allow for the withdrawal proceeds to be paid over a period of time. A majority of the limited partnership proceeds are expected to be received by June 30, 2003 with the remainder to be received no later than March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Life's investments results.


                                                                                                              FIRST QUARTER ENDED
                                                                                                                     MARCH 31,
                                                                                                          --------------------------
(Before-tax)                                                                                                  2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                                                     $      449     $      381
Policy loan income                                                                                               58             67
                                                                                                          --------------------------
Net investment income - total                                                                            $      507     $      448
Yield on average invested assets [1]                                                                            6.1%           6.3%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                                                      $       57     $       37
Gross losses on sale                                                                                            (47)           (37)
Impairments                                                                                                     (67)           (15)
Other, net [2]                                                                                                    9             --
                                                                                                          --------------------------
Net realized capital losses                                                                              $      (48)    $      (15)
====================================================================================================================================

[1] Represents annualized net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).
[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

For the quarter ended March 31, 2003, net investment income, excluding policy loans, increased $68, or 18%, compared to the same period in 2002. The increase was primarily due to income earned on a higher invested asset base, the result of increased cash flow, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the first quarter ended March 31, 2003 increased by $33 compared to the same period in 2002, primarily the result of higher write-downs for other than temporary impairments on fixed maturities. For the quarter ended March 31, 2003, fixed maturity impairment losses of $46 consisted of asset-backed securities of $26 and corporate securities of $20. The asset-backed securities primarily consisted of $12 backed by credit card receivables and $10 of corporate debt. These amounts included one asset-backed security supported by sub-prime credit card receivables that the Company no longer had the intent to hold even though the Company's best estimate of future cash flows indicated a full recovery of interest and principal amounts. In addition to the impairment, the Company also recognized a $10 loss on the sale of a portion of this security. The corporate securities impaired were concentrated in the following sectors: $7 in transportation, $7 in consumer non-cyclical, $3 in technology and communications and $3 in financial services. Also included in net realized capital losses for the quarter ended March 31, 2003 were write-downs for other than temporary impairments on seeded equity and mutual fund investments of $21.

For the quarter ended March 31, 2002, the fixed maturity impairment losses of $15 consisted of corporate securities of $12 and asset-backed securities of $3. The corporate securities impaired were $9 in the technology and communications sector and $3 in the energy sector. The asset-backed securities impaired were backed by corporate debt. Additionally, the Company realized a $1 loss on the sale of the remainder of its international business in Argentina.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of March 31, 2003 and December 31, 2002.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31, 2003                    DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     20,384         96.0%         $     19,446         94.5%
Equity securities, at fair value                                               209          1.0%                  459          2.2%
Limited partnerships, at fair value                                            318          1.5%                  362          1.8%
Other investments                                                              318          1.5%                  306          1.5%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                   $     21,229        100.0%         $     20,573        100.0%
------------------------------------------------------------------------------------------------------------------------------------

Total fixed maturities increased 5% since December 31, 2002, primarily due to increased operating cash flow and changes in portfolio allocation. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments. A total of $37 of hedge fund investments and $239 of equity securities was sold during March 2003. The limited partnership agreements allow for the withdrawal proceeds to be paid over a period of time. A majority of the limited partnership proceeds are expected to be received by June 30, 2003 with the remainder to be received no later than March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's investment results.


                                                                                                              FIRST QUARTER ENDED
                                                                                                                    MARCH 31,
                                                                                                          --------------------------
                                                                                                              2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                                                        $      285     $      254
                                                                                                          --------------------------
Net investment income, after-tax [1]                                                                     $      218     $      199
Yield on average invested assets, before-tax [2]                                                                5.8%           5.7%
Yield on average invested assets, after-tax [1] [2]                                                             4.5%           4.5%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                                                      $       80     $       62
Gross losses on sale                                                                                            (60)           (26)
Impairments                                                                                                     (22)           (27)
Other, net [3]                                                                                                   (3)            (1)
                                                                                                          --------------------------
Net realized capital gains (losses), before-tax                                                          $       (5)    $        8
====================================================================================================================================

[1] Due to the significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).
[3] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.


For the first quarter ended March 31, 2003, before- and after-tax net investment income increased $31, or 12%, and $19, or 10%, respectively, compared to the prior year periods. The increase in net investment income was primarily due to income earned on a higher invested asset base, the result of increased cash flow. Yields on average invested assets remained flat.

Net realized capital losses for the first quarter ended March 31, 2003 were $5 compared to net realized capital gains of $8 in the same period in 2002. For the first quarter of 2003, fixed maturity impairment losses of $16 consisted of corporate securities of $8 and asset-backed securities of $8. The asset-backed securities impaired primarily consisted of securities backed by corporate debt of $5 and credit card receivables of $2. These amounts included one asset-backed security supported by sub-prime credit card receivables that the Company no longer had the intent to hold that even though the Company's best estimate of future cash flows indicated a full recovery of all interest and principal amounts. In addition to the impairment, The Company also recognized a $2 loss on the sale of a portion of this security. The corporate securities impaired were primarily concentrated in the following sectors: $3 in transportation, $2 in technology and communications and $2 in consumer non-cyclical. Also included in net realized capital losses for the quarter ended March 31, 2003 were write-downs for other than temporary impairments on equity mutual fund investments of $6.

For the quarter ended March 31, 2002, the fixed maturity impairment losses of $19 consisted of corporate securities of $17 and asset-backed securities of $2. The corporate securities impaired included $16 in the technology and communications sector and $1 in the energy sector. The asset-backed securities impaired were backed by corporate debt. Also included in net realized capital losses for the quarter ended March 31, 2002 were other than temporary impairments on equity securities of $8.

CORPORATE

In connection with the HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the quarters ended March 31, 2003 and 2002 was $4. As of March 31, 2003 and December 31, 2002, Corporate held $66 of short-term fixed maturity investments.

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

The Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counter party to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes.

Please refer to the Capital Markets Risk Management section of the MD&A in The Hartford's 2002 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.


CREDIT RISK

The Company invests primarily in securities, which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The following tables identify fixed maturity securities for Life, including guaranteed separate accounts, and Property & Casualty, by type and credit quality. The ratings referenced in the credit quality tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities. In addition, an aging of the gross unrealized loss position is presented for fixed maturity and equity securities.

LIFE

The Fixed Maturities by Type tables that follow identify fixed maturities by type held in the general and guaranteed separate accounts as of March 31, 2003 and December 31, 2002.


                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           MARCH 31, 2003
                                                               ---------------------------------------------------------------------
                                                                                     UNREALIZED        UNREALIZED
                                                                 AMORTIZED COST         GAINS            LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                                   $     5,371      $      110        $     (184)       $     5,297
Commercial mortgage-backed securities ("CMBS")                          6,445             487                (9)             6,923
Collateralized mortgage obligation ("CMO")                                994              35                (5)             1,024
Corporate
  Basic industry                                                        2,481             156                (6)             2,631
  Capital goods                                                         1,054              81                (9)             1,126
  Consumer cyclical                                                     1,635              94                (7)             1,722
  Consumer non cyclical                                                 2,709             196               (16)             2,889
  Energy                                                                1,463             123                (5)             1,581
  Financial services                                                    5,521             366               (95)             5,792
  Technology and communications                                         3,230             329               (15)             3,544
  Transportation                                                          652              49               (10)               691
  Utilities                                                             1,831             158               (23)             1,966
  Other                                                                   485              25                --                510
Government/Government agencies - Foreign                                  801              85                (5)               881
Government/Government agencies - United States                            688              46                (1)               733
Mortgage-backed securities ("MBS") - agency                             1,909              47                (1)             1,955
Municipal - tax-exempt                                                  1,850             155                (1)             2,004
Municipal - taxable                                                        95              16                (1)               110
Redeemable preferred stock                                                 32               3                (1)                34
Short-term                                                              1,499               1                --              1,500
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                          $    40,745      $    2,562        $     (394)       $    42,913
====================================================================================================================================
Total general account fixed maturities                            $    30,092      $    1,871        $     (287)       $    31,676
Total guaranteed separate account fixed maturities                $    10,653      $      691        $     (107)       $    11,237
------------------------------------------------------------------------------------------------------------------------------------

At March 31, 2003 the Life fixed maturity portfolio had gross unrealized losses of $394, of which 77% were concentrated in the financial services and utilities sectors and asset-backed securities. The Company's current view of risk factors relative to these fixed maturity types is as follows:

Financial Services - This sector has been adversely impacted by security write-offs, especially in the energy, utilities and communications industries, along with reserve increases by property and casualty insurers as a result of poor underwriting and asbestos-related exposures. In general, industry balance sheets are strong and security credit quality is improving.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corporation, the decline in the energy trading industry and the regulatory, political and legal effect of the California Utility Crisis. In the short-term, restructuring and possible bankruptcies may continue as companies seek liquidity sources. Asset sales of non-core operations are expected to continue to be a significant source of liquidity. The short-term events are expected to reduce the number of power suppliers, which, in the longer term, the Company believes will lead to a gradual rise in power prices and allow this sector to recover.

ABS- As of March 31, 2003, asset-backed securities supported by corporate debt obligations ("CDO"), aircraft lease and credit card receivables were in a gross unrealized loss position of $35, $60 and $60, respectively. Adverse CDO experience can be attributable to higher than expected default rates especially in the technology and utilities sectors and lower than expected recovery rates. Approximately 85% of the CDOs owned by Life at March 31, 2003 were investment grade.

The securities supported by aircraft and aircraft lease payments have declined in value due to a reduction in lease payments and aircraft values driven by bankruptcies and other financial difficulties of airline carriers. These securities may continue to be stressed due to a continued decline in air passenger traffic. Approximately 83% of Life's investments supported by aircraft and aircraft lease payments at March 31, 2003 were investment grade.

The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. The Company expects this sub-sector will continue to be under stress and holdings to be very sensitive to changes in collateral performance. Approximately 99% of Life's investments supported by credit card receivables at March 31, 2003 were investment grade.


                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31, 2002
                                                               ---------------------------------------------------------------------
                                                                                   UNREALIZED          UNREALIZED
                                                                 AMORTIZED COST       GAINS              LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                                   $     5,403      $      111        $     (154)       $     5,360
Commercial mortgage-backed securities ("CMBS")                          5,529             467                (8)             5,988
Collateralized mortgage obligation ("CMO")                                866              39                (2)               903
Corporate
  Basic industry                                                        2,155             144                (9)             2,290
  Capital goods                                                         1,097              75                (7)             1,165
  Consumer cyclical                                                     1,477              92                (4)             1,565
  Consumer non cyclical                                                 2,584             186               (18)             2,752
  Energy                                                                1,477             112                (8)             1,581
  Financial services                                                    5,210             333               (91)             5,452
  Technology and communications                                         3,083             263               (71)             3,275
  Transportation                                                          601              49               (12)               638
  Utilities                                                             1,833             118               (43)             1,908
  Other                                                                   429              20                --                449
Government/Government agencies - Foreign                                  774              77                (5)               846
Government/Government agencies - United States                            645              48                --                693
Mortgage-backed securities ("MBS") - agency                             2,233              63                --              2,296
Municipal - tax-exempt                                                  1,854             146                --              2,000
Municipal - taxable                                                        99              16                (1)               114
Redeemable preferred stock                                                 31               3                --                 34
Short-term                                                              1,153              --                --              1,153
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                          $    38,533      $    2,362        $     (433)       $    40,462
====================================================================================================================================
Total general account fixed maturities                            $    27,982      $    1,704        $     (309)       $    29,377
Total guaranteed separate account fixed maturities                $    10,551      $      658        $     (124)       $    11,085
------------------------------------------------------------------------------------------------------------------------------------

The following table identifies fixed maturities by credit quality held in the general and guaranteed separate accounts as of March 31, 2003 and December 31, 2002.


                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                 MARCH 31, 2003                           DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR       AMORTIZED                TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE            COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
 United States Government/Government agencies        $     3,465  $     3,582       8.3%        $     3,596  $     3,737       9.2%
 AAA                                                       7,027        7,475      17.4%              6,519        6,960      17.2%
 AA                                                        4,246        4,487      10.5%              4,161        4,396      10.9%
 A                                                        12,296       13,069      30.5%             11,745       12,467      30.8%
 BBB                                                      10,027       10,608      24.7%              9,211        9,665      23.9%
 BB & below                                                2,185        2,192       5.1%              2,148        2,084       5.2%
 Short-term                                                1,499        1,500       3.5%              1,153        1,153       2.8%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                            $    40,745  $    42,913     100.0%        $    38,533  $    40,462     100.0%
====================================================================================================================================
 Total general account fixed maturities              $    30,092  $    31,676      73.8%        $    27,982  $    29,377      72.6%
 Total guaranteed separate account fixed maturities  $    10,653  $    11,237      26.2%        $    10,551  $    11,085      27.4%
====================================================================================================================================

As of March 31, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). As of March 31, 2003, below investment grade ("BIG") holdings were diversified by sector and issuer with the greatest concentration of securities, based upon fair value, in the following sectors: 21% in technology and communications, 14% in utilities, 10% in consumer cyclical, 10% in basic industry, 10% in consumer non-cyclical and 8% in foreign government. At March 31, 2003, Life held no issuer of a BIG security with a fair value in excess of 2% of the total fair value for BIG securities. As of December 31, 2002, BIG holdings were concentrated, based upon fair value, in the following sectors: 20% in the technology and communications, 17% in utilities, 11% in consumer cyclical, 11% in basic industry and 9% in foreign government. At December 31, 2002, Life held no issuer of a BIG security with a fair value in excess of 2% of the total fair value for BIG securities.

Life's total and BIG fixed maturity and equity securities held as of March 31, 2003 and December 31, 2002 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.

                                               UNREALIZED LOSS AGING AT MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                              ------------------------------------------    ----------------------------------------
                                                AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                  COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                          $    2,117    $     2,063       $ (54)        $      141    $      126     $    (15)
Greater than three months to six months              774            725         (49)                48            37          (11)
Greater than six months to nine months               706            665         (41)               106            91          (15)
Greater than nine months to twelve months            230            213         (17)                86            73          (13)
Greater than twelve months                         2,728          2,483        (245)               603           519          (84)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                      $    6,555    $     6,149       $(406)        $      984    $      846     $   (138)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of asset-backed and corporate debt. Asset-backed securities backed by credit card receivables, aircraft lease receivables, and corporate debt comprised 19%, 12% and 10%, respectively, of the greater than six months unrealized loss amount. The significant corporate security industry sectors of financial services, utilities and technology and communications comprised 24%, 6%, and 5%, respectively, of the greater than six months unrealized loss amount. At March 31, 2003, Life held no securities of a single issuer that were at an unrealized loss in excess of 7% of total unrealized losses. The total unrealized loss position of $(406) consisted of $(298) in general account losses and $(108) in guaranteed separate account losses.

As of March 31, 2003, fixed maturities represented $394, or 97%, of total Life unrealized losses. Approximately 98% of the fixed maturities in an unrealized loss position for longer than six months represented asset-backed and commercial mortgage-backed securities and fixed maturities with a fair value greater than 80% of amortized cost. As of March 31, 2003, Life held four corporate debt securities from two issuers with a fair value that was less than 80% of the security's amortized cost basis for six continuous months. The securities had an aggregate fair value of $15 and were in a unrealized loss position of $6. The issuers have made all contractually obligated principal and interest payments and their operating fundamentals continue to improve. As a result, the Company concluded the security price depression was temporary.

Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last revised estimate. There were no asset-backed or mortgage-backed securities included in the tables above for which management's best estimate of future cash flows adversely changed during the quarter ended March 31, 2003. For a detailed discussion of the other than temporary impairment criteria for asset backed securities, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both of which are included in The Hartford's 2002 Form 10-K Annual Report.

As of March 31, 2003, one asset-backed security had an unrealized loss in excess of $20. The security is backed by sub-prime credit card receivables and was in an unrealized loss position of $27. See the overview of the sub-prime credit card receivable market under the Fixed Maturities by Type table in this section of the MD&A. The security issuer has had poor underwriting and servicing results, which has contributed to a higher collateral loss rate than expected. Management's best estimate of future cash flows based upon historical payment and default rates and future interest rate assumptions indicate that the Company will receive all interest and principal amounts.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of asset-backed securities backed by credit card receivables and corporate debt. The asset-backed securities along with corporate securities in the utilities, technology and communications and financial services sectors and diversified equity securities including mutual funds comprised 40%, 13%, 8%, 7% and 11%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at March 31, 2003. The total unrealized loss position of BIG and equity securities of $(138) consisted of $(118) in general account losses and $(20) in guaranteed separate account losses.

                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                              ------------------------------------------    ----------------------------------------
                                                AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                  COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                          $    1,532    $     1,459       $ (73)        $      162    $      130     $    (32)
Greater than three months to six months            1,294          1,239         (55)               208           185          (23)
Greater than six months to nine months               568            508         (60)               175           145          (30)
Greater than nine months to twelve months          1,334          1,264         (70)               330           293          (37)
Greater than twelve months                         2,135          1,927        (208)               501           431          (70)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                      $    6,863    $     6,397       $(466)        $    1,376    $    1,184     $   (192)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of financial services, utilities, technology and communications and transportation comprised 20%, 13%, 13% and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 33% of the greater than six month unrealized loss amount and included securities backed by corporate debt, aircraft lease receivables and credit card receivables. At December 31, 2002, Life held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $(466) consisted of $(344) in general account losses and $(122) in guaranteed separate account losses.

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

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of March 31, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and their continued expectation to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both of which are included in The Hartford's 2002 Form 10-K Annual Report.

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

EQUITY RISK

The Company's Life operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2003 is $23.6 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $4.4 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $108 to $396. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $191.

In addition, Hartford Life issues certain variable annuity products that contain a guaranteed minimum withdrawal benefit ("GMWB"). The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. The value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate actuarial assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility. Declines in the equity market may increase the Company's exposure (prior to reinsurance) to benefits under these contracts. The Company has entered into a reinsurance arrangement to offset its exposure to the GMWB and currently reinsures 100% of these benefits.

PROPERTY & CASUALTY

The Fixed Maturities by Type tables that follow identify fixed maturities by type as of March 31, 2003 and December 31, 2002.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           MARCH 31, 2003
                                                               ---------------------------------------------------------------------
                                                                                    UNREALIZED         UNREALIZED
                                                                 AMORTIZED COST        GAINS             LOSSES         FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                                   $       673      $       31        $      (16)       $       688
Commercial mortgage-backed securities ("CMBS")                          1,411             138                (3)             1,546
Collateralized mortgage obligation ("CMO")                                 53               2                --                 55
Corporate
  Basic industry                                                          786              51                (7)               830
  Capital goods                                                           288              19                (3)               304
  Consumer cyclical                                                       384              31                (3)               412
  Consumer non cyclical                                                   563              39                (4)               598
  Energy                                                                  297              26                (1)               322
  Financial services                                                    1,505              99               (11)             1,593
  Technology and communications                                           956             102                (5)             1,053
  Transportation                                                          103               7                (5)               105
  Utilities                                                               542              34                (7)               569
  Other                                                                    56               4                --                 60
Government/Government agencies - Foreign                                1,086              88                (6)             1,168
Government/Government agencies - United States                            172               5                --                177
Mortgage-backed securities ("MBS") - agency                               458              13                --                471
Municipal - tax-exempt                                                  8,136             679                (5)             8,810
Municipal - taxable                                                        49               5                --                 54
Redeemable preferred stock                                                 66               4                (1)                69
Short-term                                                              1,500              --                --              1,500
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                          $    19,084      $    1,377        $      (77)       $    20,384
====================================================================================================================================

At March 31, 2003 the Property & Casualty fixed maturity portfolio had gross unrealized losses of $77, of which 53% were concentrated in the financial services, utilities and basic industry sectors and asset-backed securities. The Company's current view of risk factors relative to these fixed maturity types are as follows:

Financial Services - This sector has been adversely impacted by security write-offs especially in the energy, utilities and telecommunications industries, along with reserve increases by property and casualty insurers as a result of poor underwriting and asbestos related exposures. In general, industry balance sheets are strong and security credit quality is improving.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corporation, the decline in the energy trading industry and the regulatory, political and legal effect of the California Utility Crisis. In the short-term, restructuring and possible bankruptcies may continue as companies seek liquidity sources. Asset sales of non-core operations are expected to continue to be a significant source of liquidity. The short-term events are expected to reduce the number of power suppliers, which in the longer term, the Company believes will lead to a gradual rise in power prices and allow this sector to recover.

Basic Industry - This sector is comprised of cyclical, commodity based industries including mining, chemicals, metals and forest products. The downturn in the general economy has reduced demand for many of the products produced by industries in this sector. If the general economy improves, these cyclical businesses as well as the securities issued by the companies in this sector should recover.

ABS- As of March 31, 2003, the asset-backed securities in an unrealized loss position were primarily supported by $10 of corporate debt ("CDOs").

Adverse CDO experience can be attributable to higher than expected default rates especially in the technology and utilities sectors and lower than expected recovery rates. Approximately 57% of the CDOs owned by Property & Casualty at March 31, 2003 were investment grade.

                                                       FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31, 2002
                                                               ---------------------------------------------------------------------
                                                                                    UNREALIZED         UNREALIZED
                                                                 AMORTIZED COST        GAINS             LOSSES         FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                                   $       716      $       34        $      (19)       $       731
Commercial mortgage-backed securities ("CMBS")                          1,435             140                (2)             1,573
Collateralized mortgage obligation ("CMO")                                 46               3                --                 49
Corporate
  Basic industry                                                          776              50               (10)               816
  Capital goods                                                           302              17                (3)               316
  Consumer cyclical                                                       396              29                (1)               424
  Consumer non cyclical                                                   517              34                (4)               547
  Energy                                                                  335              25                (2)               358
  Financial services                                                    1,259              93                (9)             1,343
  Technology and communications                                           889              74               (21)               942
  Transportation                                                          106               8                (8)               106
  Utilities                                                               540              27               (17)               550
  Other                                                                    54               3                --                 57
Government/Government agencies - Foreign                                1,006              85                (3)             1,088
Government/Government agencies - United States                            119               5                --                124
Mortgage-backed securities ("MBS") - agency                               506              16                --                522
Municipal - tax-exempt                                                  8,185             666                (5)             8,846
Municipal - taxable                                                        48               4                --                 52
Redeemable preferred stock                                                 66               3                (1)                68
Short-term                                                                934              --                --                934
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                          $    18,235      $    1,316        $     (105)       $    19,446
====================================================================================================================================

                                                  FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                               MARCH 31, 2003                             DECEMBER 31, 2002
                                                   ----------------------------------------    -------------------------------------
                                                                               PERCENT OF                                 PERCENT OF
                                                     AMORTIZED                 TOTAL FAIR        AMORTIZED                TOTAL FAIR
                                                       COST       FAIR VALUE      VALUE            COST       FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies        $     659     $     678        3.3%         $     638     $     660        3.4%
AAA                                                     6,951         7,524       36.9%             6,825         7,398       38.1%
AA                                                      3,049         3,291       16.1%             3,146         3,388       17.4%
A                                                       3,380         3,621       17.8%             3,337         3,567       18.3%
BBB                                                     2,532         2,698       13.2%             2,320         2,456       12.6%
BB & below                                              1,013         1,072        5.3%             1,035         1,043        5.4%
Short-term                                              1,500         1,500        7.4%               934           934        4.8%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                           $  19,084     $  20,384      100.0%         $  18,235     $  19,446      100.0%
====================================================================================================================================


As of March 31, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade. As of March 31, 2003, BIG holdings were diversified by sector and issuer with the greatest concentration of securities, based upon fair value, in the following sectors:
22% in foreign government, 16% in technology and communications, 11% in basic industry and 10% in utilities. In addition, commercial mortgage backed securities represented 8% of the BIG holdings as of March 31, 2003. At March 31, 2003, Property & Casualty held no issuer of a BIG security with a fair value in excess of 3% of the total market value for BIG securities. As of December 31, 2002, BIG holdings were concentrated, based upon fair value, in the following sectors: 24% in foreign government, 16% in technology and communications, 13% in utilities and 11% in basic industry. In addition, commercial mortgage backed securities represented 9% of the BIG holdings as of December 31, 2002. At December 31, 2002, Property & Casualty held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities.

Property & Casualty's total and BIG fixed maturity and equity securities held as of March 31, 2003 and December 31, 2002 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.

                                               UNREALIZED LOSS AGING AT MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                              ------------------------------------------    ----------------------------------------
                                                AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                  COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                          $      562    $       545       $ (17)        $       96    $       89     $     (7)
Greater than three months to six months              228            220          (8)                10             9           (1)
Greater than six months to nine months                84             75          (9)                25            21           (4)
Greater than nine months to twelve months             70             65          (5)                66            61           (5)
Greater than twelve months                           691            651         (40)               182           166          (16)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                      $    1,635    $     1,556       $ (79)        $      379    $      346     $    (33)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of corporate and asset-backed securities. The corporate security sectors of financial services, utilities, transportation and technology and communications comprised 15%, 10%, 9%, and 9%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities backed by corporate debt and aircraft lease receivables comprised 14% and 4% respectively, of the greater than six months unrealized loss amount. At March 31, 2003, Property & Casualty held no securities of a single issuer that were at an unrealized loss in excess of 5% of total unrealized losses.

As of March 31, 2003, fixed maturities represented $77, or 97%, of total Property & Casualty unrealized losses. Approximately 98% of the fixed maturities in an unrealized loss position for longer than six months represented asset-backed and commercial mortgage-backed securities and fixed maturities with a fair value greater than 80% of amortized cost. As of March 31, 2003 Property & Casualty held one corporate debt security with a fair value less than 80% of the security's amortized cost basis for six continuous months. The security had a fair value of $2 and was in an unrealized loss position of $1. The issuer has made all contractually obligated principal and interest payments and their operating fundamentals continue to improve. As a result, the Company concluded the security price depression was temporary.

As of March 31, 2003, there were no asset-backed or commercial mortgage-backed securities in an unrealized loss position in excess of 4% or $3 of total unrealized losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of corporate and asset-backed securities backed by aircraft lease receivables. The corporate securities in the utilities, technology and communications, financial services and basic industry sectors along with asset-backed securities comprised 22%, 17%, 9%, 7%, and 6%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at March 31, 2003.

                                             UNREALIZED LOSS AGING AT DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL SECURITIES                          BIG AND EQUITY SECURITIES
                                              ------------------------------------------    ----------------------------------------
                                                AMORTIZED                  UNREALIZED         AMORTIZED                  UNREALIZED
                                                  COST       FAIR VALUE       LOSS              COST       FAIR VALUE       LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                          $      510    $       490       $ (20)        $      112    $       99     $    (13)
Greater than three months to six months              248            224         (24)               100            82          (18)
Greater than six months to nine months               135            103         (32)                91            68          (23)
Greater than nine months to twelve months            486            455         (31)               246           222          (24)
Greater than twelve months                           216            176         (40)               109            86          (23)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                      $    1,595    $     1,448       $(147)        $      658    $      557     $   (101)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of technology and communications, banking and financial services, utilities and transportation comprised 22%, 8%, 12% and 6%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 17% of the greater than six month unrealized loss amount and include securities backed by corporate debt, aircraft lease receivables, home equity loans and credit card receivables. At December 31, 2002, Property & Casualty held no securities of a single issuer that were at an unrealized loss in excess of 6% of total unrealized losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt and aircraft lease receivables. The technology and communications, utilities and transportation sectors along with the asset-backed securities comprised 33%, 14%, 6% and 4%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002.

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of March 31, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and their continued expectation to do so, as well as our evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and Note 1(g) of Notes to Consolidated Financial Statements both of which are included in The Hartford's 2002 Form 10-K Annual Report.

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

MARKET RISK

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2002.

DERIVATIVE INSTRUMENTS

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity, to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on The Hartford's use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.)


--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                          MARCH 31,         DECEMBER 31,
                                                                                             2003               2002         CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                        $          315   $          315         --
Long-term debt                                                                                  2,596            2,596         --
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures (trust preferred securities)                    1,469            1,468         --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT                                                                             $        4,380   $        4,379         --
------------------------------------------------------------------------------------------------------------------------------------
Equity excluding accumulated other comprehensive income ("AOCI"), net of tax           $        8,185   $        9,640        (15)%
AOCI, net of tax                                                                                1,257            1,094          15%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             $        9,442   $       10,734        (12)%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION INCLUDING AOCI                                                    $       13,822   $       15,113         (9)%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION EXCLUDING AOCI                                                    $       12,565   $       14,019        (10)%
------------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [1]                                                                               46%              41%
Debt to capitalization  [1]                                                                       32%              29%
====================================================================================================================================

[1] Excluding trust preferred securities from total debt and AOCI from total stockholders' equity and to total capitalization, the debt to equity ratio was 36% and 30% and the debt to capitalization ratio was 23% and 21% as of March 31, 2003 and December 31, 2002, respectively.


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no significant changes to The Hartford's contractual obligations and commitments since December 31, 2002.

CAPITALIZATION

The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace, and strong shareholder returns. Due to the results of the comprehensive study of its asbestos related exposures and the related impact to stockholders' equity and statutory surplus, the Company will immediately seek to replace the reduction in stockholders' equity and statutory surplus with external capital and through certain other actions. Accordingly, the Company plans to raise capital, which may include concurrent offerings of equity and equity-linked securities and debt securities. In addition, the Company has taken or intends to take certain actions that will mitigate operating risk or increase statutory surplus. These actions include or may include: the potential exit of the assumed reinsurance business conducted by the Reinsurance segment, the de-emphasis of certain specialty commercial businesses, the sale of certain invested assets, cost reductions, and other actions as may be required.

The Company expects to use the net proceeds to replace the reduction in capital of the property and casualty insurance subsidiaries, to contribute approximately $150 of the net proceeds to the life subsidiaries, and to use the balance of the net proceeds for general corporate purposes, which may include additional capital contributions to subsidiaries. Furthermore, the Company intends to contribute up to $300 to its qualified pension plan, including up to $100 of its common stock.

The Hartford's total capitalization decreased $1.3 billion, while total capitalization excluding AOCI decreased $1.5 billion as of March 31, 2003 compared to December 31, 2002. This decrease was due primarily to the first quarter 2003 net loss of $1.4 billion, which reflects the $1.7 billion, after-tax, charge taken to strengthen reserves as a result of the Company's comprehensive study of its asbestos related exposure.

AOCI - AOCI increased by $163 as of March 31, 2003 compared with December 31, 2002. The increase resulted primarily from the impact of decreased interest rates on unrealized gains on the fixed maturity portfolio, the recognition of unrealized losses on other than temporary impairments on fixed maturity and equity securities partially offset by the net loss on cash-flow hedging instruments.

SHELF REGISTRATION

On March 19, 2003, The Hartford filed with the SEC a shelf registration statement (Registration No. 333-103915) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $1.3 billion. On April 10, 2003, The Hartford amended the registration statement (as amended, the "Registration Statement"), to allow for the offering and sale of up to approximately $2.6 billion in debt and equity securities. Specifically, the Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts"). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. The Registration Statement became effective on April 10, 2003. As of that date, The Hartford had no remaining availability under its previously filed shelf registration statement (Registration No. 333-88762).

DEBT

The table below details the Company's short-term debt programs and the applicable balances outstanding.

                                                                                                   Outstanding
                                                                                                      As of
                                                                                         --------------------------------
                                            Effective     Expiration       Maximum         March 31,      December 31,
Description                                    Date          Date         Available          2003             2002          Change
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                               11/10/86        N/A          $  2,000       $     315       $     315            --
  HLI                                         2/7/97         N/A               250              --              --            --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                    $  2,250       $     315       $     315            --
Revolving Credit Facility                                                                                                     --
  5-year revolving credit facility           6/20/01       6/20/06        $  1,000       $      --       $      --            --
  3-year revolving credit facility           12/31/02      12/31/05            490              --              --            --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                           $  1,490       $      --       $      --            --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                                                     $  3,740       $     315       $     315            --
====================================================================================================================================

STOCKHOLDERS' EQUITY

Dividends - On February 20, 2003, The Hartford declared a dividend on its common stock of $0.27 per share payable on April 1, 2003 to shareholders of record as of March 3, 2003.

CASH FLOWS

                                           FIRST QUARTER ENDED
                                                MARCH 31,
                                        --------------------------
                                            2003         2002
------------------------------------------------------------------
Cash provided by operating activities   $       667  $       387
Cash used for investing activities      $    (1,607) $      (775)
Cash provided by financing activities   $     1,216  $       386
Cash - end of period                    $       655  $       351
==================================================================

The increase in cash provided by financing activities was primarily the result of increased proceeds from investment and universal life-type contracts. The increase in cash provided by operating activities was primarily the result of changes in receivables, payables and accruals balances. The increase in cash from financing activities accounted for the majority of the change in cash used for investing activities. Operating cash flows for the quarters ended March 31, 2003 and 2002 were adequate to meet liquidity requirements.

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

Upon completion and announcement of the Company's asbestos reserve study and discussion of the Company's financing plans, on May 12, 2003 certain of the major independent ratings organizations revised The Hartford's financial ratings as follows:

A.M. Best affirmed the financial strength ratings of A+ (Superior) of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of HLI. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life Inc. and removed the ratings from under review.

Fitch is maintaining its Rating Watch Negative on the fixed income ratings for The Hartford Financial Services Group, Inc. and the insurer financial strength ratings for the Hartford Fire Intercompany Pool and stated if management is successful in executing its capital raising, Fitch would anticipate affirming the current ratings and assigning a stable outlook. At the same time, ratings for the

Hartford's life insurance subsidiaries and fixed income ratings at the life insurance operation's intermemate holding company, Hartford Life, Inc., have been affirmed. The Rating Outlook is stable.

Moody's placed the A2 debt ratings of both The Hartford Financial Services Group, Inc. and Hartford Life, Inc. under review for possible downgrade and confirmed the insurance financial strength ratings of The Hartford's Insurance Group's property and casualty intercompany pool as well as those of Hartford Life and its life affiliates. With respect to insurance financial strength ratings, Moody's maintained a negative outlook for the property and casualty intercompany pool and changed its outlook for the life insurance companies to negative.

Standard & Poor's placed the ratings of Hartford Financial Services Group, Inc. and related entities on CreditWatch with negative implications and stated the ratings will remain on CreditWatch until management is successful in raising external capital, which should be concluded before the close of the second quarter. Upon successful completion and all else being equal, Standard & Poor's will affirm all of Hartford's ratings. The outlook will be stable.

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of May 12, 2003.

                              A.M.            STANDARD
                             BEST    FITCH   & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE FINANCIAL
 STRENGTH RATINGS:
  Hartford Fire               A+      AA       AA-        Aa3
  Hartford Life Insurance
   Company                    A+      AA       AA-        Aa3
  Hartford Life & Accident    A+      AA       AA-        Aa3
  Hartford Life & Annuity     A+      AA       AA-        Aa3
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a-      A        A-         A2
   Commercial paper          AMB-2    F1       A-2        P-1
  Hartford Capital I
   quarterly income
   preferred securities       bbb     A-       BBB        A3
  Hartford Capital III
   trust originated
   preferred securities       bbb     A-       BBB        A3
  Hartford Life, Inc.:
   Senior debt                a-      A        A-         A2
   Commercial paper           --      F1       A-2        P-1
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       bbb     A-       BBB        A3
  Hartford Life Insurance
   Company:
   Short Term Rating          --      --       A-1+       P-1
-----------------------------------------------------------------

These ratings are not a recommendation to buy or hold any of The Hartford's securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

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


                                      MARCH 31,       DECEMBER 31,
                                         2003            2002
------------------------------------------------------------------
Life Operations                     $   3,007      $    3,019
Property & Casualty Operations          3,185           4,871
------------------------------------------------------------------
TOTAL                               $   6,192      $    7,890
==================================================================


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

Dependence on Certain Third Party Relationships - The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms wil,l remain acceptable to the Company or such third parties. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products.

--------------------------------------------------------------------------------
ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the discussion of the litigation involving Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), below and the uncertainties discussed in Note 5(b) of Notes to Condensed Consolidated Financial Statements under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had exhausted only its products aggregate limit of liability, not separate limits MacArthur alleges to be available for non-products liability. The complaint sought a declaration of coverage and unquantified damages. On March 28, 2003, the District Court dismissed this action without prejudice on MacArthur's motion.

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

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the now-dismissed New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Five asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

In its October 7, 2002 complaint, MacArthur alleges that it has approximately $1.8 billion of unpaid asbestos liability judgments against it to date. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved current claims and future demands, is currently unknown.

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that it will seek to have the full amount of its current and future asbestos liability estimated in an amount substantially more than the amount of the alleged unpaid judgments in conjunction with plan confirmation. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total liability, including unliquidated claims and future demands, less the estimated amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage.

Hartford A&I intends to defend the MacArthur action vigorously. In the opinion of management, the ultimate outcome is highly uncertain for many reasons. It is not yet known, for example, whether Hartford A&I's defenses based on MacArthur's long delay in asserting claims for further coverage will be successful; how other significant coverage defenses will be decided; or the extent to which the claims and default judgments against MacArthur involve injury outside of the products and completed operations hazard definitions of the policies. In the opinion of management, an adverse outcome could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2003, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of eleven directors to serve for a 1-year term, (2) a proposal to ratify the appointment of the Company's Independent Auditors; (3) a proposal to amend the Company's Amended and Restated By-laws; and (4) a shareholder proposal relating to Auditor Conflicts.

Set forth below is the vote tabulation relating to the four items presented to the shareholders at the annual meeting:

(1) The shareholders elected each of the eleven nominees to the Board of Directors for a one-year term:

     Names of Director                                  Shares
     Nominees                        Shares For        Withheld
     ---------------------------- ---------------- ----------------
     Rand V. Araskog                 210,751,131       4,211,288
     Ramani Ayer                     210,188,588       4,733,831
     Donald R. Frahm                 172,049,368      42,913,051
     Edward J. Kelly, III            211,123,316       3,839,103
     Paul G. Kirk, Jr.               211,039,225       3,923,194
     Thomas M. Marra                 211,131,830       3,830,589
     Robert W. Selander              211,143,595       3,818,824
     Charles B. Strauss              211,137,708       3,824,711
     H. Patrick Swygert              211,083,824       3,878,595
     Gordon I. Ulmer                 211,050,155       3,912,264
     David K. Zwiener                211,119,159       3,843,260
     ---------------------------- ---------------- ----------------

(2)  The  shareholders  ratified the  appointment  of the Company's  Independent
     Auditors:
     Shares For:                          209,891,549
     Shares Against:                        2,545,965
     Shares Abstained:                      2,524,905

(3) The shareholders approved the amendment to the Company's Amended and Restated By-laws:
     Shares For:                          188,346,771
     Shares Against:                       24,479,163
     Shares Abstained:                      2,136,485

(4)  The  shareholders  defeated  a  shareholder  proposal  relating  to Auditor
     Conflicts:
     Shares For:                           39,099,548
     Shares Against:                      148,857,809
     Shares Abstained:                      2,961,875
     Broker Non-Votes:                     24,043,187

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index on page 57.

(b) Reports on Form 8-K:

     During the quarterly period ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

     Dated March 17, 2003, Item 5, Other Events, to report a final decision and award in the previously disclosed arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999.

     Dated March 25, 2003, Item 5, Other Events, to report the issuance of a Memorandum and Order granting the motions of plaintiffs Mac Arthur Company and Western MacArthur Company to dismiss voluntarily the action captioned Mac Arthur Company, et al. v. Home Insurance Company, et al., Case No. 00-CV-5940, in favor of a parallel action.

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





MAY 13, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 13, 2003

                                                 /s/ Ramani Ayer
                                                 -----------------------------
                                                 Ramani Ayer
                                                 Chairman, President and Chief
                                                 Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 13, 2003

                                             /s/ David M. Johnson
                                             ----------------------------------
                                             David M. Johnson
                                             Executive Vice President and Chief
                                             Financial Officer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                    FORM 10-Q

                                 EXHIBITS INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.01 Amended and Restated By-Laws of The Hartford, amended effective April 17, 2003.

4.01 Amended and Restated By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibit 3.01 hereto).

15.01    Deloitte & Touche LLP Letter of Awareness.

99.01    Certification   of  Ramani   Ayer   pursuant  to  Section  906  of  the
         Sarbanes-Oxley Act of 2002.

99.02 Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.