Form 10-Q
period 2003-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2003-08-06
CIK 874766

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ______________


Commission file number 001-13958


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

As of July 31, 2003, there were outstanding 282,409,553 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----

Independent Accountants' Review Report                                        3

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                 4

Condensed Consolidated Statements of Operations - Second Quarter
and Six Months Ended June 30, 2003 and 2002                                   4

Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002   5

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Six Months Ended June 30, 2003 and 2002                                       6

Condensed Consolidated Statements of Comprehensive Income (Loss) - Second
Quarter and Six Months Ended June 30, 2003 and 2002                           6

Condensed Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2003 and 2002                                                        7

Notes to Condensed Consolidated Financial Statements                          8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          54

ITEM 4.  CONTROLS AND PROCEDURES                                             54


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   54

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    55

Signature                                                                    56

Exhibits Index                                                               57

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations and comprehensive income (loss) for the second quarters and six months ended June 30, 2003 and 2002, and changes in stockholders' equity and cash flows for the six months ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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



DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 1, 2003

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                         ----------------------------- -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                      2003            2002         2003          2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                  (Unaudited)
REVENUES
  Earned premiums                                                        $    2,812       $    2,640   $   5,661     $   5,226
  Fee income                                                                    656              672       1,273         1,334
  Net investment income                                                         810              726       1,606         1,432
  Other revenues                                                                147              120         269           233
  Net realized capital gains (losses)                                           257             (166)        204         (173)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                      4,682            3,992       9,013         8,052
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                              2,629            2,482       7,874         4,898
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                           557              573       1,121         1,128
  Insurance operating costs and expenses                                        625              560       1,192         1,094
  Other expenses                                                                242              177         422           364
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                 4,053            3,792      10,609         7,484
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES                                     629              200      (1,596)          568

  Income tax expense (benefit)                                                  122               15        (708)           91
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME (LOSS)                                              $      507       $      185   $    (888)    $     477
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                          $     1.89       $     0.75   $   (3.39)    $    1.93
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE [1]                                    $     1.88       $     0.74   $   (3.39)    $    1.91
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    268.8            247.4       262.1         246.7
Weighted average common shares outstanding and dilutive potential
  common shares [1]                                                           270.2            250.7       262.1         250.2
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                        $     0.27       $     0.26   $    0.54     $    0.52
====================================================================================================================================

[1] As a result of the net loss for the six months ended June 30, 2003, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires the Company to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings per share, since the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                      JUNE 30,        DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                                    2003               2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
ASSETS
   Investments
   -----------
   Fixed maturities, available for sale, at fair value (amortized cost of $53,185 and $46,241)    $      57,137    $       48,889
   Equity securities, available for sale, at fair value (cost of $614 and $937)                             671               917
   Policy loans, at outstanding balance                                                                   2,889             2,934
   Other investments                                                                                      1,493             1,790
------------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                  62,190            54,530
   Cash                                                                                                     429               377
   Premiums receivable and agents' balances                                                               2,822             2,611
   Reinsurance recoverables                                                                               6,193             5,027
   Deferred policy acquisition costs and present value of future profits                                  6,915             6,689
   Deferred income taxes                                                                                    765               545
   Goodwill                                                                                               1,721             1,721
   Other assets                                                                                           4,210             3,397
   Separate account assets                                                                              122,556           107,078
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                              $     207,801    $      181,975
        ============================================================================================================================

LIABILITIES
   Reserve for future policy benefits and unpaid claims and claim adjustment expenses
      Property and casualty                                                                       $      21,068    $       17,091
      Life                                                                                                8,915             8,567
   Other policyholder funds and benefits payable                                                         26,254            23,956
   Unearned premiums                                                                                      4,454             3,989
   Short-term debt                                                                                          514               315
   Long-term debt                                                                                         3,337             2,596
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
    solely junior subordinated debentures ("trust preferred securities")                                  1,296             1,468
   Other liabilities                                                                                      7,908             6,181
   Separate account liabilities                                                                         122,556           107,078
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                               196,302           171,241
        ----------------------------------------------------------------------------------------------------------------------------

   COMMITMENTS AND CONTINGENCIES (NOTE 5)

   STOCKHOLDERS' EQUITY
   Common stock - 750,000,000 shares authorized, 285,144,711 and 258,184,483 shares issued,
    $0.01 par value                                                                                           3                 3
   Additional paid-in capital                                                                             3,869             2,784
   Retained earnings                                                                                      5,857             6,890
   Treasury stock, at cost - 2,945,592 and 2,943,565 shares                                                 (37)              (37)
   Accumulated other comprehensive income                                                                 1,807             1,094
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                       11,499            10,734
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $     207,801    $       181,975
        ============================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                            ----------------------------------------
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                               2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK/ADDITIONAL PAID-IN CAPITAL                                                                   (Unaudited)
   Balance at beginning of period                                                           $         2,787      $          2,364
     Issuance of common stock in underwritten offering                                                1,161                    --
     Issuance of equity units                                                                          (112)                   --
     Issuance of shares and compensation expense associated with incentive and stock
      compensation plans                                                                                 32                    83
     Tax benefit on employee stock options and awards                                                     4                    17
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           3,872                 2,464
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                                                                     6,890                 6,152
     Net income (loss)                                                                                 (888)                  477
     Dividends declared on common stock                                                                (145)                 (128)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           5,857                 6,501
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
   Balance at beginning of period                                                                       (37)                  (37)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                             (37)                  (37)
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of period                                                                     1,094                   534
------------------------------------------------------------------------------------------------------------------------------------
     Change in net unrealized gain/loss on securities, net of tax                                       732                   183
     Change in net gain/loss on cash-flow hedging instruments, net of tax                               (38)                   14
     Foreign currency translation adjustments                                                            19                    (3)
------------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                                   713                   194
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           1,807                   728
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $       11,499       $         9,656
------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING SHARES (IN THOUSANDS)
   Balance at beginning of period                                                                   255,241               245,536
     Issuance of common stock in underwritten offering                                               26,377                    --
     Issuance of shares under incentive and stock compensation plans                                    581                 2,040
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         282,199               247,576
====================================================================================================================================


                                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                  SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                                                        JUNE  30,                  JUNE 30,
                                                                             -------------------------------------------------------
(IN MILLIONS)                                                                    2003          2002           2003          2002
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                          (Unaudited)                 (Unaudited)
   Net income (loss)                                                         $       507   $       185    $      (888)  $       477
------------------------------------------------------------------------------------------------------------------------------------
 OTHER COMPREHENSIVE INCOME (LOSS)
   Change in net unrealized gain/loss on securities, net of tax                      555           418            732           183
   Change in net gain/loss on cash-flow hedging instruments, net of tax              (15)           31            (38)           14
   Foreign currency translation adjustments                                           10             1             19            (3)
------------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income                                                  550           450            713           194
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME (LOSS)                                           $     1,057   $       635    $      (175)  $       671
====================================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2003            2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                                                          $        (888)   $          477
ADJUSTMENTS TO  RECONCILE  NET INCOME  (LOSS) TO NET CASH  PROVIDED BY OPERATING
   ACTIVITIES
   Amortization  of deferred  policy  acquisition  costs and present value of future profits          1,121             1,128
   Additions to deferred policy acquisition costs and present value of future profits                (1,568)           (1,430)
   Change in:
    Reserve for future policy benefits and unpaid claims and claim adjustment expenses and
       unearned premiums                                                                              4,791               795
    Reinsurance recoverables                                                                         (1,184)               24
    Receivables                                                                                        (169)             (214)
    Payables and accruals                                                                              (217)             (121)
    Accrued and deferred income taxes                                                                  (739)              285
   Net realized capital (gains) losses                                                                 (204)              173
   Depreciation and amortization                                                                         11                35
   Other, net                                                                                           382               (63)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,336             1,089
================================================================================================================================

INVESTING ACTIVITIES
   Purchase of investments                                                                          (16,196)           (8,368)
   Sale of investments                                                                                8,960             4,967
   Maturity of investments                                                                            1,928             1,254
   Sale of affiliates                                                                                    --                 3
   Additions to property, plant and equipment                                                           (72)              (90)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (5,380)           (2,234)
================================================================================================================================

FINANCING ACTIVITIES
   Issuance of short-term debt, net                                                                      --                16
   Issuance of long-term debt                                                                           918                --
   Repayment of trust preferred securities                                                             (180)               --
   Issuance of common stock in underwritten offering                                                  1,162                --
   Net proceeds from investment and universal life-type contracts charged against
     policyholder accounts                                                                            2,313             1,136
   Dividends paid                                                                                      (138)             (128)
   Proceeds from issuance of shares under incentive and stock purchase plans                             17                79
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       4,092             1,103
================================================================================================================================
   Foreign exchange rate effect on cash                                                                   4                 8
--------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                                       52               (34)
   Cash - beginning of period                                                                           377               353
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         429    $          319
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Income taxes                                                                                $          45    $         (185)
  Interest                                                                                    $         133    $          119


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

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Subsidiaries in which The Hartford has at least a 20% interest, but less than a majority ownership interest, are reported on the equity basis. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements and the condensed notes as of June 30, 2003, and for the second quarter and six months ended June 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(B)      RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

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

The most significant estimates include those used in determining reserves for future policy benefits and unpaid claim and claim adjustment expenses; deferred policy acquisition costs; valuation of investments and derivative instruments; pension and other postretirement benefits; and contingencies.

(D)      SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

(E)      ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance.

SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial condition or results of operations as there were no material VIEs identified which required consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of June 30, 2003, the Company did not own any such interests that required disclosure.

                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(E)      ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument or indices (e.g., security prices, interest rates, or currency rates) that are related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. For further discussion, see Note 5(c), "Lease Commitments", of Notes to Condensed Consolidated Financial Statements and
Note  1(h),   "Other   Investment   and  Risk   Management   Activities-Specific
Strategies", of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 resulted in a change in the timing of when a liability is recognized for certain restructuring activities after December 31, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

(F)      FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which may have a significant impact on the Company. The major provisions of the SOP require:

o Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB") and annuitization options, on an accrual basis versus the previous method of recognition upon payment;
o Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;
o Reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and
o Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred policy acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of the SOP, the Company will have to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits, all of which may have a significant effect on the Company's consolidated financial condition and results of operations.

Based on management's preliminary review of the SOP and market conditions as of June 30, 2003, it appears that a significant impact to the Company is the requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP, the unrecorded GMDB liabilities, net of anticipated reinsurance recoverables of approximately $300, are estimated to be between $75 and $85 at June 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves as of June 30, 2003 would result in an estimated reduction of net income of between $35 and $45. The ultimate actual impact on the Company's financial statements may differ from management's current estimates.

Since the SOP is not yet effective, the Company has not recorded any liabilities for the risks associated with GMDB offered on the Company's variable annuity business, but has consistently recorded the related expenses in the period the benefits are paid to contractholders. Net of reinsurance, the Company paid $14 and $31 for the second quarter and six months ended June 30, 2003, respectively, and $9 and $16 for the second quarter and six months ended June 30, 2002, respectively, in GMDB benefits to contractholders. Further downturns in the equity markets could increase these payments. At June 30, 2003, the Company held $64.8 billion of variable annuities in its separate accounts. The Company estimates its net amount at risk relating to these variable annuities (the amount by which current account values of its variable annuity contracts are not sufficient to meet its GMDB commitments) at $17.4 billion. However, at June 30, 2003, approximately 78% of the Company's net amount at risk was covered by reinsurance, resulting in a retained net amount at risk of $3.8 billion.

                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(F)      FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS  (CONTINUED)

In addition to the foregoing impact of the SOP, certain of the Company's fixed annuity products which are currently recorded as separate account assets and liabilities are expected to be revalued upon reclassification to the general account. The Company is currently assessing this requirement and all the other impacts of the SOP, and has not yet determined the total impact on the Company's consolidated financial condition or results of operations.

In May 2003, the EITF reached a consensus in EITF Issue No. 03-4, "Determining the Classification and Benefit Attribution Method for a Cash Balance Pension Plan", that cash balance plans should be considered defined benefit plans for purposes of applying SFAS No. 87, "Employers' Accounting for Pension Plans". The EITF also concluded that the attribution method used to determine the benefit for the entire plan for certain cash balance plans should be the traditional unit credit method. The consensus is effective as of the next measurement date of the plan, which is December 31, 2003, for the Company's cash balance plan. Any difference between the valuation under the previous attribution method and the new attribution method should be recognized as an actuarial gain or loss. Adoption of this issue is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are not impacted by DIG B36. While the Company believes there will be no material effect on its consolidated results of operations or financial condition due to the implementation of this guidance, it is currently evaluating those potential impacts. The guidance is effective for quarterly periods beginning after September 15, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, in connection with other FASB projects dealing with financial instruments. SFAS No. 149 also clarifies under what circumstances a contract with an initial net investment and purchases and sales of when-issued securities that do not yet exist meet the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement should be applied prospectively, except as stated below.

The provisions of this statement that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has determined that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial condition or results of operations.

(G)      STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123,
"Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the six months ended June 30, 2003 was $32, after-tax. The fair value of these awards will be recognized as expense over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees".

                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(G)      STOCK-BASED COMPENSATION (CONTINUED)

Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the second quarter and six months ended June 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. (For further discussion of the Company's stock-based compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.


                                                                               SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                                                     JUNE 30,                        JUNE 30,
                                                                            ---------------------------      -----------------------
                                                                                2003          2002              2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $      507    $     185          $   (888)    $     477
Add:  Stock-based employee compensation expense included in reported net
   income (loss), net of related tax effects [1]                                     9            1                11             2
Deduct:  Total stock-based employee compensation expense determined under
   the fair value method for all awards, net of related tax effects                (17)         (15)              (26)          (25)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                             $      499    $     171          $   (903)    $     454
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic - as reported                                                      $    1.89     $     0.75         $   (3.39)   $    1.93
   Basic - pro forma [2]                                                    $    1.86     $     0.69         $   (3.45)   $    1.84
   Diluted - as reported [3]                                                $    1.88     $     0.74         $   (3.39)   $    1.91
   Diluted - pro forma [2] [3]                                              $    1.85     $     0.68         $   (3.45)   $    1.81
====================================================================================================================================

[1] Includes the impact of non-option plans of $1 and $1, respectively, for the second quarter, and $2 and $2, respectively, for the six months ended June 30, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.
[3] As a result of the net loss in the six months ended June 30, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

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



                                                           JUNE 30, 2003                                 DECEMBER 31, 2002
                                             -------------------------------------------     ---------------------------------------
                                                GROSS CARRYING       ACCUMULATED NET            GROSS CARRYING      ACCUMULATED NET
AMORTIZED INTANGIBLE ASSETS                         AMOUNT            AMORTIZATION                  AMOUNT            AMORTIZATION
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                $        1,406       $           323           $         1,406      $          274
Renewal rights                                             46                    30                        42                  27
Other                                                       9                    --                        --                  --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                          $        1,461       $           353           $         1,448      $          301
====================================================================================================================================

                                   (unaudited)

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Net amortization expense for the second quarter and six months ended June 30, 2003 was $27 and $52, respectively. Net amortization expense for the second quarter and six months ended June 30, 2002 was $26 and $52, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------
                      2003                         $       123
                      2004                         $       117
                      2005                         $       106
                      2006                         $        95
                      2007                         $        80
=================================================================

The carrying amounts of goodwill as of June 30, 2003 and December 31, 2002, are shown below.

                                      JUNE 30,     DECEMBER 31,
                                        2003           2002
------------------------------------------------------------------
Life                                 $      796     $      796
Property & Casualty                         153            153
Corporate                                   772            772
------------------------------------------------------------------
Total                                $    1,721     $    1,721
==================================================================

NOTE 3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

(A)  SECURITIES LENDING

The Company has engaged in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of June 30, 2003, the fair value of the loaned securities was approximately $1.0 billion and was included in fixed maturities. The cash collateral received as of June 30, 2003 of approximately $1.0 billion was invested in short-term securities and was also included in fixed maturities, with a corresponding liability recognized for the obligation to return the collateral recorded in other liabilities. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded income from securities lending transactions, net of lending fees, that was immaterial for the second quarter and six months ended June 30, 2003, which was included in net investment income.

(B)  DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, for one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed with and/or approved by, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(h) of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

As of June 30, 2003 and December 31, 2002, the Company carried $318 and $299, respectively, of derivative assets in other investments and $226 and $208, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity contracts of $32 and $48 at June 30, 2003 and December 31, 2002, respectively, in other policyholder funds. Offsetting reinsurance arrangements recognized as derivative assets at June 30, 2003 and December 31, 2002 were $32 and $48, respectively, and were included in reinsurance recoverables.

Cash-Flow Hedges

For the second quarter and six months ended June 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months were $11 and $3, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $2.9 billion and $3.2 billion, respectively. For the second quarter and six months ended June 30, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

                                   (unaudited)


NOTE 3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(B)  DERIVATIVE INSTRUMENTS (CONTINUED)

Fair-Value Hedges

For the second quarter and six months ended June 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2003 and December 31, 2002, the Company held $728 and $800, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of June 30, 2003 and December 31, 2002, the Company held $7.1 billion and $6.8 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities. In addition, the Company issues certain variable annuity products that contain a GMWB. The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders each contract year do not exceed an amount equal to 7% of total premium payments. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. In addition, the policyholder has the option, after a specified time period, to reset the guarantee value to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility and policyholder behavior.

For all contracts in effect as of June 30, 2003, the Company has entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative asset and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the GMWB are recorded in net realized capital gains and losses. Beginning in July 2003, the Company has utilized substantially all of its existing reinsurance under the current arrangement and will be ceding only a very small number of new contracts.
Substantially all new contracts with the GMWB will not be covered by reinsurance. These unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior.

For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 1(h) to Notes of Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

NOTE 4.  EARNINGS (LOSS) PER SHARE

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.



                                                              SECOND QUARTER ENDED                        SIX MONTHS ENDED
                                                     --------------------------------------    -------------------------------------
                                                          NET                   PER SHARE        NET INCOME                PER SHARE
JUNE 30, 2003                                           INCOME       SHARES      AMOUNT            (LOSS)       SHARES      AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders      $    507         268.8   $   1.89         $     (888)       262.1   $  (3.39)
                                                                              -------------                              -----------
DILUTED EARNINGS (LOSS) PER SHARE [1]
 Options                                                   --           1.4                            --         --
                                                     -------------------------                 --------------------------
 Income (loss) available to common shareholders plus
  assumed conversions                                $    507         270.2   $   1.88         $     (888)       262.1   $  (3.39)
====================================================================================================================================

[1] As a result of the net loss in the six months ended June 30, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

                                   (unaudited)

NOTE 4.  EARNINGS (LOSS) PER SHARE (CONTINUED)

                                                              SECOND QUARTER ENDED                        SIX MONTHS ENDED
                                                     --------------------------------------    -------------------------------------
                                                          NET                   PER SHARE           NET                    PER SHARE
JUNE 30, 2002                                            INCOME      SHARES      AMOUNT            INCOME       SHARES      AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders             $    185          247.4  $   0.75         $      477        246.7   $   1.93
                                                                              -------------                              -----------
DILUTED EARNINGS PER SHARE
 Options                                                   --            3.3                           --          3.5
                                                     -------------------------                 --------------------------
 Income available to common shareholders plus
  assumed conversions                                $    185          250.7  $   0.74         $      477        250.2   $   1.91
====================================================================================================================================

Basic earnings (loss) per share reflects the actual weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of outstanding options, using the treasury stock method. Under the treasury stock method exercise of options is assumed, with the proceeds used to repurchase common stock at the average market price for the period.

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

The  Hartford  also is involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

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

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the now-dismissed New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Four asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(A)      LITIGATION (CONTINUED)

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that in conjunction with plan confirmation it will seek to have the full amount of its current and future asbestos liability estimated in an amount substantially more than the alleged liquidated but unpaid claims. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total estimated liability, including unliquidated claims and future demands, less the amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage. A confirmation trial currently is scheduled to begin November 10, 2003.

In a second amended complaint filed on July 21, 2003 in the Alameda County action, following Hartford A&I's successful demurrer to the first two complaints, MacArthur alleges that its liability for liquidated but unpaid asbestos bodily injury claims is $2.5 billion, of which more than $1.8 billion consists of unpaid judgments. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved present claims and future demands, is currently unknown.

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

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The appeal is fully briefed but has not been argued. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos- and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and the related costs.

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

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other, more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular injuries are subject to the product/completed

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)      ASBESTOS AND ENVIRONMENTAL CLAIMS (CONTINUED)

operation claims aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, recently have experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims that cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. In particular, it is unknown whether a potential federal bill concerning asbestos litigation approved by the Senate Judiciary Committee, or some other potential federal asbestos-related legislation, will be enacted and, if so, what its effect will be on The Hartford's aggregate asbestos liabilities. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the policyholder's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting excess and reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

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

In the first quarter of 2003, The Hartford conducted a detailed study of its asbestos exposures. Based on the results of the study, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

As of June 30, 2003 and December 31, 2002, the Company reported $3.6 billion and $1.1 billion of net asbestos and $536 and $591 of net environmental reserves, respectively. Because of the significant uncertainties previously described, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results, financial condition and liquidity. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

(C)      LEASE COMMITMENTS

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20.

At June 30, 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.

(D)      TAX MATTERS

The Hartford's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. No material issues have been raised to date by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters.

The tax provision recorded during the second quarter of 2003, reflects a benefit of $30, consisting primarily of a change in

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(D)  TAX MATTERS (CONTINUED)

estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 Federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $85, from its prior estimate of $63. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $43.

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the outstanding shares of Hartford Life, Inc. ("HLI") that the Company did not already own, as well as capital that has not been allocated to the Company's insurance subsidiaries are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category, its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, and other expenses including interest, severance and income taxes. Included in net income for North American in the second quarter ended June 30, 2003 is an expense of $27, after-tax, related to severance costs associated with several expense reduction initiatives announced in May 2003.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market commercial business primarily throughout the United States. This segment offers workers' compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services also are provided.

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

The Reinsurance segment assumes reinsurance in North America and primarily writes treaty reinsurance through professional reinsurance brokers covering various property, casualty, property catastrophe, marine and alternative risk transfer ("ART") products. ART includes non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with single event caps. International property catastrophe, marine and ART are also written outside of North America through a London contact office. On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003.

                                   (unaudited)


NOTE 6.  SEGMENT INFORMATION (CONTINUED)

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. North American underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. During the six months ended June 30, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Company entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operation. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, are included in the Specialty Commercial segment.

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance segments, while net income is presented for all other segments, along with Life and Property & Casualty, including North American.


REVENUES
                                                                         SECOND QUARTER ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ----------------------------     -----------------------------
                                                                          2003          2002                2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                 $      877    $      766         $    1,650     $    1,576
  Individual Life                                                            240           249                484            481
  Group Benefits                                                             638           654              1,305          1,298
  COLI                                                                       126           146                253            306
  Other [1]                                                                   81          (117)                56           (127)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                 1,962         1,698              3,748          3,534
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Earned premiums and other revenues
       Business Insurance                                                    897           766              1,777          1,498
       Personal Lines                                                        817           772              1,617          1,519
       Specialty Commercial                                                  436           333                858            623
       Reinsurance                                                            63           172                214            343
------------------------------------------------------------------------------------------------------------------------------------
     Total North American earned premiums and other revenues               2,213         2,043              4,466          3,983
     Net investment income                                                   257           234                500            451
     Net realized capital gains (losses)                                     155           (28)               140            (21)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                     2,625         2,249              5,106          4,413
  Other Operations                                                            92            40                152             96
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                  2,717         2,289              5,258          4,509
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                      3             5                  7              9
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                  $    4,682    $    3,992         $    9,013     $    8,052
====================================================================================================================================

[1] Amounts include net realized capital gains (losses), before-tax, of $50 and $(120) for the second quarter ended June 30, 2003 and 2002, respectively, and $2 and $(135) for the six months ended June 30, 2003, and 2002, respectively.

                                   (unaudited)


NOTE 6.  SEGMENT INFORMATION (CONTINUED)

NET INCOME (LOSS)                                                        SECOND QUARTER ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ----------------------------     -----------------------------
                                                                          2003          2002                2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                 $      141    $      118         $      239     $      235
  Individual Life                                                             36            35                 68             66
  Group Benefits                                                              35            30                 69             58
  COLI                                                                         9            10                 19             10
  Other [1]                                                                   22           (92)               (26)           (98)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                   243           101                369            271
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
     North American underwriting results
       Business Insurance                                                     42            (8)                30             (4)
       Personal Lines                                                          3           (24)                55            (35)
       Specialty Commercial                                                   (4)            8                 (4)            (2)
       Reinsurance                                                           (76)           (9)               (95)           (13)
------------------------------------------------------------------------------------------------------------------------------------
     Total North American underwriting results                               (35)          (33)               (14)           (54)
     Net servicing and other income                                            3             1                  6              3
     Net investment income                                                   257           234                500            451
     Other expenses [2]                                                      (78)          (58)              (123)          (109)
     Net realized capital gains (losses)                                     155           (28)               140            (21)
     Income tax expense                                                      (73)          (15)              (112)           (42)
------------------------------------------------------------------------------------------------------------------------------------
  Total North American                                                       229           101                397            228
  Other Operations                                                            48           (11)            (1,633)           (10)
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                    277            90             (1,236)           218
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                    (13)           (6)               (21)           (12)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                $      507    $      185         $     (888)    $      477
====================================================================================================================================

[1] Amounts include net realized capital gains (losses), after-tax, of $32 and $(76) for the second quarter ended June 30, 2003 and 2002, respectively, and $1 and $(83) for the six months ended June 30, 2003, and 2002, respectively.

[2] Amounts include before-tax severance charges of $41 for the second quarter and six months ended June 30, 2003.


NOTE 7.  DEBT                               JUNE 30,   DECEMBER, 31,
                                               2003          2002
--------------------------------------------------------------------
SHORT-TERM DEBT
  Commercial paper                        $     315   $      315
  Current maturities of long-term debt          199           --
--------------------------------------------------------------------
       TOTAL SHORT-TERM DEBT              $     514   $      315
====================================================================
LONG-TERM DEBT [1]
  6.9%   Notes, due 2004                  $      --   $      199
  7.75%  Notes, due 2005                        247          247
  2.375% Notes, due 2006                        250           --
  7.1%   Notes, due 2007                        198          198
  4.7%   Notes, due 2007                        300          300
  6.375% Notes, due 2008                        200          200
  4.1%   Equity Units Notes, due 2008           330          330
  2.56%  Equity Units Notes, due 2008           690           --
  7.9%   Notes, due 2010                        274          274
  7.3%   Notes, due 2015                        200          200
  7.65%  Notes, due 2027                        248          248
  7.375% Notes, due 2031                        400          400
--------------------------------------------------------------------
       TOTAL LONG-TERM DEBT               $   3,337   $    2,596
====================================================================
[1]  The Hartford's  long-term debt securities are issued by either The Hartford
     Financial   Services  Group,   Inc.  ("HFSG")  or  HLI  and  are  unsecured
     obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

(A)  LONG-TERM DEBT

Equity Units Offering

On May 23, 2003, The Hartford issued 12.0 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $582. Subsequently, on May 30, 2003, The Hartford issued an additional 1.8 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $87.

Each equity unit offered initially consists of a corporate unit with a stated amount of fifty dollars per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company's stock and a 5% ownership interest in one thousand dollars principal amount of senior notes due August 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on August 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury securities but has pledged the senior notes or treasury securities to the Company to secure the holder's obligations under the purchase contract.

                                   (unaudited)


NOTE 7.  DEBT (CONTINUED)

(A)  LONG-TERM DEBT (CONTINUED)

Equity Units Offering (continued)
---------------------------------

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on August 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford's common stock. If the applicable market value of The Hartford's common stock is equal to or less than $45.50, then the Company will deliver 1.0989 shares to the holder of the equity unit, or an aggregate of 15.2 million shares. If the applicable market value of The Hartford's common stock is greater than $45.50 but less than $56.875, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford's common stock to the holder. Finally, if the applicable market value of The Hartford's common stock is equal to or greater than $56.875, then the Company will deliver 0.8791 shares to the holder, or an aggregate of 12.1 million shares. Accordingly, upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in-capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.44% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes a 5% ownership interest in one thousand dollars principal amount of senior notes that will mature on August 16, 2008. The aggregate maturity value of the senior notes is $690. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 2.56%. On May 11, 2006, the notes will be remarketed. At that time, The Hartford's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the notes, as necessary, on June 13, 2006, July 12, 2006 and August 11, 2006. If all remarketing attempts are unsuccessful, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 7%, consisting of interest (2.56%) and contract adjustment payments (4.44%). The corporate units are listed on the New York Stock Exchange under the symbol "HIG PrD".

The present value of the contract adjustment payments of $95 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the purchase contracts. Additional paid-in capital as of June 30, 2003 also reflected a charge of $17 representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $56.875. Because the average market price of The Hartford's common stock during the quarter ended June 30, 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

Senior Notes Offering
---------------------

On May 23, 2003, The Hartford issued 2.375% senior notes due June 1, 2006 and received net proceeds of $249. Interest on the notes is payable semi-annually on June 1 and December 1, commencing on December 1, 2003.

                                   (unaudited)

NOTE 7.  DEBT (CONTINUED)

(B) SHORT-TERM DEBT


                                                                                                               OUTSTANDING
                                                                                                                  AS OF
                                                                                                     -------------------------------
                                                        EFFECTIVE     EXPIRATION       MAXIMUM          JUNE 30,     DECEMBER 31,
DESCRIPTION                                                DATE          DATE         AVAILABLE           2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                                           11/10/86        N/A           $  2,000      $     315       $     315
  HLI                                                     2/7/97         N/A                250             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                                 $  2,250      $     315       $     315
Revolving Credit Facility
  5-year revolving credit facility                       6/20/01       6/20/06         $  1,000      $      --       $      --
  3-year revolving credit facility                       12/31/02      12/31/05             490             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                        $  1,490      $      --       $      --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT [1]                                                              $  3,740      $     315       $     315
====================================================================================================================================

[1] Excludes current maturities of long-term debt of $199 and $0 as of June 30, 2003 and December 31, 2002, respectively.


On December 31, 2002, the Company and HLI entered into a joint three-year Competitive Advance and Revolving Credit Facility with 12 participating banks to enable the Company and HLI to borrow an aggregate amount of up to $490. As of June 30, 2003 and December 31, 2002, there were no outstanding borrowings under this facility.

On February 26, 2003, the Company entered into a Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility with 11 participating banks to amend and restate the Company's ability to borrow an aggregate amount of up to $1,000. As of June 30, 2003 and December 31, 2002, there were no outstanding borrowings under this facility.


(C)  DESCRIPTION OF TRUST PREFERRED SECURITIES

The Hartford and its subsidiary HLIC, have formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements.

The financial structure of Hartford Capital I and III, and Hartford Life Capital I and II, as of June 30, 2003 and December 31, 2002, were as follows:


                                                         Hartford Capital     Hartford Life      Hartford Life          Hartford
                                                                III             Capital II         Capital I         Capital I [4]
------------------------------------------------------------------------------------------------------------------------------------
TRUST SECURITIES
   Issuance date                                           Oct. 26, 2001       Mar. 6, 2001      June 29, 1998       Feb. 28, 1996
   Securities issued                                       20,000,000           8,000,000           10,000,000        20,000,000
   Liquidation preference per security                            $25                 $25                  $25               $25
   Liquidation value (in millions)                               $500                $200                 $250              $500
   Coupon rate                                                    7.45%              7.625%               7.20%              7.70%
   Distribution payable                                      Quarterly          Quarterly          Quarterly           Quarterly
   Distribution guaranteed by [1]                          The Hartford            HLI                HLI             The Hartford
JUNIOR SUBORDINATED DEBENTURES [2] [3]
   Amount owed (in millions)                                     $500                $200                 $250              $500
   Coupon rate                                                    7.45%              7.625%               7.20%             7.70%
   Interest payable                                          Quarterly          Quarterly          Quarterly           Quarterly
   Maturity date                                           Oct. 26, 2050      Feb. 15, 2050      June 30, 2038       Feb. 28, 2016
   Redeemable by issuer on or after                        Oct. 26, 2006       Mar. 6, 2006      June 30, 2003       Feb. 28, 2001
------------------------------------------------------------------------------------------------------------------------------------

[1] The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.
[2] For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford's or HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.
[3] The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.
[4] $180 of the securities for Hartford Capital I were redeemed on June 30, 2003. The Company expects to redeem the remaining $320 of these securities on September 30, 2003. For further discussion, see Note 11.

                                   (unaudited)

NOTE 7.  DEBT (CONTINUED)

(D)  INTEREST EXPENSE

The following table presents interest expense incurred related to debt and trust preferred securities for the second quarter and six months ended June 30, 2003 and 2002, respectively.

                                                                         SECOND QUARTER ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ----------------------------     -----------------------------
                                                                          2003          2002                2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt (including current maturities of long-term debt)      $        2    $        2         $        3     $        3
Long-term debt                                                                46            41                 89             83
Trust preferred securities                                                    21            22                 43             45
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                              $       69    $       65         $      135     $      131
====================================================================================================================================


NOTE 8.  STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------

On May 23, 2003, The Hartford issued approximately 24.2 million shares of common stock pursuant to an underwritten offering at a price to the public of $45.50 per share and received net proceeds of $1.1 billion. Subsequently, on May 30, 2003, The Hartford issued approximately 2.2 million shares of common stock at a price to the public of $45.50 per share and received net proceeds of $97. On May 23, 2003 and May 30, 2003, The Hartford issued 12.0 million 7% equity units and
1.8 million 7% equity units, respectively. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million shares in the aggregate. For further discussion of the equity units issuance, see Note 7 above.

NOTE 9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as all changes in stockholders' equity, except those arising from transactions with stockholders. Comprehensive income
(loss) includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company's minimum pension liability.

The components of accumulated other comprehensive income (loss) were as follows:


                                                                NET     NET GAIN (LOSS)    FOREIGN       MINIMUM
                                                            UNREALIZED   ON CASH-FLOW      CURRENCY      PENSION        ACCUMULATED
                                                              GAIN ON       HEDGING       CUMULATIVE    LIABILITY          OTHER
                                                            SECURITIES,   INSTRUMENTS,   TRANSLATION   ADJUSTMENT,     COMPREHENSIVE
FOR THE SECOND QUARTER ENDED JUNE 30, 2003                  NET OF TAX     NET OF TAX    ADJUSTMENTS   NET OF TAX      INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $   1,621     $     105     $     (86)    $      (383)    $       1,257
 Unrealized gain/loss on securities [1] [2]                       555            --            --              --               555
 Foreign currency translation adjustments                          --            --            10              --                10
 Net gain/loss on cash-flow hedging instruments [1] [3]            --           (15)           --              --               (15)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $   2,176     $      90     $     (76)    $      (383)    $       1,807
====================================================================================================================================

FOR THE SECOND QUARTER ENDED JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $     371     $      46     $    (120)    $       (19)    $         278
 Unrealized gain/loss on securities [1] [2]                       418            --            --              --               418
 Foreign currency translation adjustments                          --            --             1              --                 1
 Net gain/loss on cash-flow hedging instruments [1] [3]            --            31            --              --                31
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $     789     $      77     $    (119)    $       (19)    $         728
====================================================================================================================================

                                   (unaudited)

NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)


                                                                NET     NET GAIN (LOSS)    FOREIGN       MINIMUM
                                                            UNREALIZED   ON CASH-FLOW      CURRENCY      PENSION        ACCUMULATED
                                                              GAIN ON       HEDGING       CUMULATIVE    LIABILITY          OTHER
                                                            SECURITIES,   INSTRUMENTS,   TRANSLATION   ADJUSTMENT,     COMPREHENSIVE
FOR THE SIX MONTHS ENDED JUNE 30, 2003                      NET OF TAX     NET OF TAX    ADJUSTMENTS   NET OF TAX      INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                                $   1,444     $     128     $     (95)    $      (383)    $       1,094
 Unrealized gain/loss on securities [1] [2]                       732            --            --              --               732
 Foreign currency translation adjustments                          --            --            19              --                19
 Net gain/loss on cash-flow hedging instruments [1] [3]            --           (38)           --              --               (38)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $   2,176     $      90     $     (76)    $      (383)    $       1,807
====================================================================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $     606     $      63     $    (116)    $       (19)    $         534
 Unrealized gain/loss on securities [1] [2]                       183            --            --              --               183
 Foreign currency translation adjustments                          --            --            (3)             --                (3)
 Net gain/loss on cash-flow hedging instruments [1] [3]            --            14            --              --                14
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $     789     $      77     $    (119)    $       (19)    $         728
====================================================================================================================================

[1] Unrealized gain/loss on securities is net of tax and other items of $486 and $226 for the second quarter and $617 and $99 for the six months ended June 30, 2003 and 2002, respectively. Net gain/loss on cash-flow hedging instruments is net of tax expense (benefit) of $(8) and $17 for the second quarter and $(20) and $8 for the six months ended June 30, 2003 and 2002, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income (loss) of $146 and $(104) for the second quarter and $115 and $(104) for the six months ended June 30, 2003 and 2002, respectively.
[3] Net of amortization adjustment of $4 and $1 for the second quarter and $13 and $2 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 10.  REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, HLI reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are recorded in 2003 or upon the adoption of the SOP (see Note 1(f)). Prospectively, as a result of the recapture, HLI will be responsible for all of the remaining and ongoing risks associated with the GMDB related to this block of business. The recapture increased the net amount at risk retained by the Company at June 30, 2003 by $799, which is included in the net amount at risk discussed in Note 1(f).

NOTE 11.  SUBSEQUENT EVENTS

On July 10, 2003, the Company issued 4.625% senior notes due July 15, 2013 and received net proceeds of $317. Interest on the notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2004. The Company intends to use the proceeds, plus available cash, to redeem the remaining $320 of 7.7% trust preferred securities on September 30, 2003.

On July 18, 2003, the Company entered into an agreement to sell a wholly owned subsidiary, Trumbull Associates, LLC, for approximately $36, resulting in an estimated gain of approximately $15, after-tax. The revenues and net income of Trumbull Associates, LLC were not material to the Company or the Property & Casualty operation. The transaction is expected to close in the third quarter of 2003.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     (Dollar amounts in millions except share data unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of June 30, 2003, compared with December 31, 2002, and its results of operations for the second quarter and six months ended June 30, 2003, compared to the equivalent 2002 periods. This discussion should be read in conjunction with the MD&A in The Hartford's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation, in particular, significant uncertainty with regard to the outcome of the Company's current dispute with Mac Arthur Company and its subsidiary, Western MacArthur Company (collectively or individually, "MacArthur"); the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Critical Accounting Estimates                                  24
Consolidated Results of Operations: Operating Summary          26
Life                                                           29
Investment Products                                            30
Individual Life                                                31
Group Benefits                                                 31
Corporate Owned Life Insurance ("COLI")                        32
Property & Casualty                                            33
Business Insurance                                             36
Personal Lines                                                 37
Specialty Commercial                                           38
Reinsurance                                                    39
Other Operations (Including Asbestos and
   Environmental Claims)                                       40
Investments                                                    43
Capital Markets Risk Management                                45
Capital Resources and Liquidity                                50
Accounting Standards                                           54


--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RESERVES

ASBESTOS AND ENVIRONMENTAL CLAIMS

In the first quarter of 2003, The Hartford conducted a detailed study of its asbestos exposures. The Company undertook the study consistent with its practice of regularly updating its reserve estimates as new information becomes available. As a result of the study, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively, during the first quarter ended March 31, 2003.

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

DEFERRED POLICY ACQUISITION COSTS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At June 30, 2003 and December 31, 2002, the carrying value of the Company's Life operations' DAC was $5.9 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the six-month periods ended June 30, 2003 and June 30, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended June 30, 2003 and June 30, 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for the remainder of 2003, and if overall separate account returns decline by 10% or less for the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at June 30, 2003. If the Company assumed a 9% average long-term rate of growth from June 30, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative positive adjustment to amortization would be approximately $90-$105, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $120-$135, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The
Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 975 on June 30, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of June 30, 2003, the Company believed variable annuity separate account assets could fall by at least 31% before portions of its DAC asset would be unrecoverable.

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

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $    2,812    $    2,640       7%          $    5,661    $    5,226       8%
Fee income                                                    656           672      (2%)              1,273         1,334      (5%)
Net investment income                                         810           726      12%               1,606         1,432      12%
Other revenues                                                147           120      23%                 269           233      15%
Net realized capital gains (losses)                           257          (166)     NM                  204          (173)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           4,682         3,992      17%               9,013         8,052      12%
Benefits, claims and claim adjustment expenses              2,629         2,482       6%               7,874         4,898      61%
Amortization of deferred policy acquisition costs
 and present value of future profits                          557           573      (3%)              1,121         1,128      (1%)
Insurance operating costs and expenses                        625           560      12%               1,192         1,094       9%
Other expenses                                                242           177      37%                 422           364      16%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      4,053         3,792       7%              10,609         7,484      42%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          629           200      NM               (1,596)          568      NM
Income tax expense (benefit)                                  122            15      NM                 (708)           91      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                   $      507    $      185     174%          $     (888)   $      477      NM
====================================================================================================================================

The Hartford defines the following as "NM" or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or visa versa.

OPERATING RESULTS

Revenues for the second quarter and six months ended June 30, 2003 increased $690 and $961, respectively, over the comparable 2002 periods. Contributing to these increases were net realized capital gains and earned pricing increases within both the Business Insurance and Specialty Commercial segments. Higher net investment income in the Investment Products segment also contributed to these increases.

Benefits, claims and expenses increased $261 for the second quarter ended June 30, 2003 over the comparable prior year period. The increase was primarily due to growth within the Business Insurance, Specialty Commercial and Investment Products segments. Also contributing to the increase was $41 of severance charges, before-tax, in Property & Casualty in 2003.

Benefits, claims and expenses increased $3.1 billion for the six months ended June 30, 2003 over the comparable prior year period primarily due to the Company's asbestos reserve strengthening actions during the first quarter of 2003.

As compared to the second quarter ended June 30, 2002, net income increased $322 for the second quarter ended June 30, 2003. The increase is primarily due to net realized capital gains as well as continued strong earned pricing increases in the Business Insurance and Specialty Commercial segments and the favorable effect of the rebound in the equity markets on the Investment Products segment.

The net loss for the six months ended June 30, 2003 is primarily due to the Company's first quarter 2003 asbestos reserve strengthening of $1.7 billion, after-tax, partially offset by net realized capital gains. Included in net loss for the six months ended June 30, 2003 is $27 of severance charges, after-tax, in Property & Casualty. Included in net income for the six months ended June 30, 2002 is the $8 after-tax benefit recognized by Hartford Life, Inc. ("HLI") related to the reduction of HLI's reserves associated with September 11 and $11 of after-tax expense related to litigation with Bancorp Services, LLC ("Bancorp"). (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

INCOME TAXES

The Hartford's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. No material issues have been raised to date by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters.

The tax provision recorded during the second quarter of 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 Federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $85, from its prior estimate of $63. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $43.

The effective tax rate for the second quarter and six months ended June 30, 2003 was 19% and 44%, respectively, as compared with 8% and 16%, respectively, for the comparable periods in 2002. Tax-exempt interest earned on invested assets and the dividends received deduction were the principal causes of the effective tax rates differing from the 35% U.S. statutory rate.

ADOPTION OF FAIR-VALUE RECOGNITION PROVISIONS FOR STOCK COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the six months ended June 30, 2003 was $32, after-tax. The fair value of these awards will be recognized over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the second quarters and six months ended June 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                               SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                                                     JUNE 30,                        JUNE 30,
                                                                            ---------------------------      -----------------------
                                                                                2003          2002              2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $      507    $     185          $   (888)    $     477
Add:  Stock-based employee compensation expense included in reported net
   income (loss), net of related tax effects [1]                                     9            1                11             2
Deduct:  Total stock-based employee compensation expense determined under
   the fair value method for all awards, net of related tax effects                (17)         (15)              (26)          (25)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                             $      499    $     171          $   (903)    $     454
====================================================================================================================================
Earnings (loss) per share:
   Basic - as reported                                                      $    1.89     $     0.75         $   (3.39)   $    1.93
   Basic - pro forma [2]                                                    $    1.86     $     0.69         $   (3.45)   $    1.84
   Diluted - as reported [3]                                                $    1.88     $     0.74         $   (3.39)   $    1.91
   Diluted - pro forma [2] [3]                                              $    1.85     $     0.68         $   (3.45)   $    1.81
====================================================================================================================================

[1] Includes the impact of non-option plans of $1 and $1, respectively, for the second quarter and $2 and $2, respectively, for the six months ended June 30, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.
[3] As a result of the net loss in the six months ended June 30, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings (loss) per share, as the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

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

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company also includes in an Other category, its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments along with income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, and other expenses including interest, severance and income taxes. Included in net income for North American is $27, after-tax, related to severance costs associated with several expense reduction initiatives announced in May 2003.

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the next two years. The guaranteed minimum is reflected in net income for the quarter and six months ended June 30, 2003. Prospectively, due to the nature of the transaction, the Company will remain subject to ongoing reserve development relating to all reinsurance contracts incepting before April 2003 that were part of the Endurance transaction, and to the retained business.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. North American underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income, utilizing the duration of the segment's investment portfolios. During the six months ended June 30, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Company entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operations. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, are included in the Specialty Commercial segment.

SEGMENT RESULTS

The following is a summary of net income (loss) for each of the Company's Life segments and aggregate net income (loss) for the Company's Property & Casualty operations.


NET INCOME (LOSS)                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                  $      141    $      118      19%          $      239    $      235       2%
  Individual Life                                              36            35       3%                  68            66       3%
  Group Benefits                                               35            30      17%                  69            58      19%
  COLI                                                          9            10     (10%)                 19            10      90%
  Other                                                        22           (92)     NM                  (26)          (98)     73%
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                    243           101     141%                 369           271      36%
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American                                              229           101     127%                 397           228      74%
  Other Operations                                             48           (11)     NM               (1,633)          (10)     NM
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                     277            90      NM               (1,236)          218      NM
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                     (13)           (6)   (117%)                (21)          (12)    (75%)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                    $      507    $      185     174%          $     (888)   $      477      NM
====================================================================================================================================

The following is a summary of North American underwriting results by underwriting segment within Property & Casualty. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.


UNDERWRITING RESULTS (BEFORE-TAX)                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
North American
  Business Insurance                                   $       42    $       (8)     NM           $       30    $       (4)     NM
  Personal Lines                                                3           (24)     NM                   55           (35)     NM
  Specialty Commercial                                         (4)            8      NM                   (4)           (2)   (100%)
  Reinsurance                                                 (76)           (9)     NM                  (95)          (13)     NM
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NORTH AMERICAN UNDERWRITING RESULTS            $      (35)   $      (33)     (6%)         $      (14)   $      (54)     74%
====================================================================================================================================

In the sections that follow, the Company analyzes the results of operations of its various segments using the performance measurements that the Company believes are meaningful.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $      706    $      664       6%          $    1,389    $    1,373       1%
Fee income                                                    656           672      (2%)              1,273         1,334      (5%)
Net investment income                                         513           450      14%               1,020           898      14%
Other revenues                                                 37            32      16%                  64            64      --
Net realized capital gains (losses)                            50          (120)     NM                    2          (135)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           1,962         1,698      16%               3,748         3,534       6%
Benefits, claims and claim adjustment expenses              1,086         1,028       6%               2,169         2,085       4%
Amortization of deferred policy acquisition costs
 and present value of future profits                          175           171       2%                 338           323       5%
Insurance operating costs and expenses                        395           358      10%                 746           715       4%
Other expenses                                                 32            32      --                   65            80     (19%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,688         1,589       6%               3,318         3,203       4%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 274           109     151%                 430           331      30%
Income tax expense                                             31             8      NM                   61            60       2%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      243    $      101     141%          $      369    $      271      36%
====================================================================================================================================

Revenues increased for the second quarter and six months ended June 30, 2003 primarily as a result of realized capital gains reported in the Other category compared to realized capital losses in the prior year comparable periods and higher net investment income and earned premiums in the Investment Products segment. Partially offsetting the revenue increases was lower fee income in the Investment Products and COLI segments as well as lower net investment income in the COLI segment. Fee income in the Investment Products segment was lower for the second quarter and six months ended June 30, 2003 as a result of lower average account values, specifically in individual annuities and mutual fund businesses, due primarily to the lower equity market values compared to the prior year periods. The decrease in COLI revenues for the second quarter and six months ended June 30, 2003 was primarily as a result of lower net investment income due to lower average leveraged COLI account values as compared to a year ago. In addition, COLI had lower fee income resulting from lower equity market levels and lower sales in the second quarter of 2003 and for the six months ended June 30, 2003, as compared to the prior year comparable periods.

Benefits, claims and expenses increased for the second quarter and six months ended June 30, 2003 primarily due to increases in Investment Products interest credited associated with the growth in the segment and death benefit costs.
Partially offsetting this increase was a decrease in the Group Benefits segment's loss costs compared to the prior year and a decrease in COLI expenses consistent with lower COLI revenues. Additionally, the COLI expenses for the six months ended June 30, 2003 decreased due to a charge incurred in the first quarter of 2002, associated with the Bancorp Services, LLC ("Bancorp") litigation. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

Net income increased for the second quarter and six months ended June 30, 2003 as a result of the increase in revenues and net realized capital gains described above compared to a year ago. Group Benefits net income increased driven principally by decreased benefits and claims expenses. COLI net income increased $9 for the six months ended June 30, 2003 as compared to the prior year period, primarily due to the charge for the Bancorp litigation in 2002 discussed above. Additionally, net income for the six month period ended June 30, 2002 was positively impacted by an $8 after-tax benefit related to favorable development on Life's estimated September 11 exposure, which was recognized in the first quarter of 2002.

The tax provision recorded during the second quarter of 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 Federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $85, from its prior estimate of $63. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $43.


--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      411    $      436      (6%)         $      784    $      868     (10%)
Earned premiums                                               143            78      83%                 234           210      11%
Net investment income                                         323           252      28%                 632           498      27%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             877           766      14%               1,650         1,576       5%
Benefits, claims and claim adjustment expenses                451           327      38%                 845           700      21%
Insurance operating costs and other expenses                  161           164      (2%)                305           332      (8%)
Amortization of deferred policy acquisition costs             121           120       1%                 230           234      (2%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        733           611      20%               1,380         1,266       9%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 144           155      (7%)                270           310     (13%)
Income tax expense                                              3            37     (92%)                 31            75     (59%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      141    $      118      19%          $      239    $      235       2%
====================================================================================================================================

Individual variable annuity account values                                                        $   73,748    $   67,712       9%
Other individual annuity account values                                                               10,587        10,413       2%
Other investment products account values                                                              22,755        19,511      17%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES [1]                                                                          107,090        97,636      10%
Mutual fund assets under management                                                                   17,862        16,216      10%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                              $  124,952    $  113,852      10%
------------------------------------------------------------------------------------------------------------------------------------

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment increased for the second quarter and six months ended June 30, 2003 primarily due to higher net investment income and higher earned premiums. Net investment income increased due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.9 billion as of June 30, 2003, an increase of $3.9 billion, or 65%, from June 30, 2002, due to policyholders transfer activity and increased sales of individual annuities. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related assets under management increased $1.8 billion, or 19%, since June 30, 2002, to $11.2 billion as of June 30, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. The increase in earned premiums is due to higher sales of certain products in the institutional investment products business. Partially offsetting the revenue increases was lower fee income for the second quarter and six months ended June 30, 2003 as a result of lower average assets, specifically in individual annuities and mutual fund assets, due primarily to lower equity market levels.

Total benefits, claims and expenses increased for the second quarter and six months ended June 30, 2003, primarily driven by increased interest credited as a result of growth in the segment's general account assets discussed above and death benefit costs.

Net income increased for the second quarter and six months ended June 30, 2003, primarily as a result of the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 Federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $80, from its prior estimate of $58. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $40. In addition, for the six months ended June 30, 2003, net income was negatively affected by lower average assets under management discussed above.

Future net income for the Investment Products segment may be affected by the effectiveness of the risk management strategies the Company plans to implement to mitigate the market risk associated with the guaranteed minimum withdrawal benefit ("GMWB") rider currently being sold with the majority of new variable annuity contracts. The GMWB rider is considered an embedded derivative for accounting purposes. Beginning in July 2003, substantially all new contracts with the GMWB will not be covered by reinsurance. These unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. The Company is evaluating alternative risk mitigation strategies to limit future net income volatility that may be associated with new sales of variable annuities with the GMWB rider. The Company will carefully balance the value of product benefits to our policyholders with the Company's profit objectives and risk tolerance.


--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      184    $      180       2%          $      366    $      350       5%
Earned premiums                                                (6)           (1)     NM                  (10)           (2)     NM
Net investment income                                          62            70     (11%)                128           133      (4%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             240           249      (4%)                484           481       1%
Benefits, claims and claim adjustment expenses                108           112      (4%)                220           226      (3%)
Insurance operating costs and other expenses                   39            40      (3%)                 78            79      (1%)
Amortization of deferred policy acquisition costs              43            46      (7%)                 89            79      13%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        190           198      (4%)                387           384       1%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  50            51      (2%)                 97            97       --
Income tax expense                                             14            16     (13%)                 29            31      (6%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       36    $       35       3%          $       68    $       66       3%
====================================================================================================================================

Variable life account values                                                                      $    4,141    $    3,760      10%
Total account values                                                                              $    8,066    $    7,635       6%
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                  $   66,518    $   64,930       2%
Total life insurance in force                                                                     $  127,520    $  123,896       3%
====================================================================================================================================

Revenues in the Individual Life segment decreased for the second quarter ended June 30, 2003 primarily driven by decreases in net investment income and lower earned premiums. For the six months ended June 30, 2003, revenues increased slightly due primarily to higher cost of insurance charges, resulting from the growth in the total life insurance in force, partially offset by decreases in net investment income and lower earned premiums. The decrease in investment income was due primarily to lower investment yields. The lower earned premiums were driven by higher ceded premiums and declining assumed premiums on the Fortis block of business.

Total benefits, claims and expenses decreased for the second quarter principally due to lower benefit costs resulting from favorable mortality experience when compared to the prior year results. For the six months ended June 30, 2003, total benefits, claims and expenses increased due primarily to higher amortization of deferred policy acquisition costs resulting from higher gross profits in the variable life business primarily due to improved mortality.

Net income increased for the second quarter and six months ended June 30, 2003 primarily due to the favorable impact of a $2 DRD benefit as discussed in the Investment Products segment. In addition, growth in the in force business and favorable comparable mortality experience were largely offset by lower net investment income for the second quarter and six months ended June 30, 2003 and higher amortization of deferred policy acquisition costs for the six months ended June 30, 2003 when compared to the prior year comparable periods.

--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                              $      573    $      590      (3%)         $    1,175    $    1,172       --
Net investment income                                          65            64       2%                 130           126       3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             638           654      (2%)              1,305         1,298       1%
Benefits, claims and claim adjustment expenses                451           486      (7%)                940           960      (2%)
Amortization of deferred policy acquisition costs               5             3      67%                   9             7      29%
Insurance operating costs and other expenses                  138           127       9%                 269           258       4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        594           616      (4%)              1,218         1,225      (1%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  44            38      16%                  87            73      19%
Income tax expense                                              9             8      13%                  18            15      20%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       35    $       30      17%          $       69    $       58      19%
====================================================================================================================================

Revenues, excluding buyout premiums, in the Group Benefits segment decreased for the second quarter and six months ended June 30, 2003 primarily due to a decrease in earned premiums. The premium buyouts were $1 and $29 for the second quarter and six months ended June 30, 2003, respectively, compared to the prior year periods that had no premium buyouts. Premiums, excluding buyouts, for the second quarter and six months ended June 30, 2003 were lower as a result of the Group Benefits division's continued pricing and risk management discipline in light of a challenging competitive and economic environment.

Total benefits, claims and expenses decreased for the second quarter and six months ended June 30, 2003 due primarily to the favorable loss costs as compared to the equivalent prior year periods. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations, excluding buyouts) was 78.7% and 79.5% for the second quarter and six months ended June 30, 2003, respectively as compared to 82.4% and 81.9% for the comparable prior year periods.

Net income increased for the second quarter and six months ended June 30, 2003 principally due to the favorable loss ratios noted above. However, future net income growth will be dependent upon the Group Benefits segment's ability to increase earned premiums and continue to control benefit costs within pricing assumptions. Although the second quarter and six months ended June 30, 2003 have been favorably impacted with lower benefit ratios, these ratios may not be indicative of benefits and claim costs in subsequent periods.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE ("COLI")
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $       69    $       75      (8%)         $      137    $      159     (14%)
Net investment income                                          57            71     (20%)                116           147     (21%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             126           146     (14%)                253           306     (17%)
Benefits, claims and claim adjustment expenses                 76           102     (25%)                164           217     (24%)
Insurance operating costs and expenses                         11            15     (27%)                 21            55     (62%)
Dividends to policyholders                                     25            15      67%                  39            20      95%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        112           132     (15%)                224           292     (23%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  14            14      --                   29            14     107%
Income tax expense                                              5             4      25%                  10             4     150%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $        9    $       10     (10%)         $       19    $       10      90%
====================================================================================================================================

Variable COLI account values                                                                      $   20,326    $   19,076       7%
Leveraged COLI account values                                                                          3,137         4,119     (24%)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                            $   23,463    $   23,195       1%
====================================================================================================================================

COLI revenues decreased for the second quarter and six months ended June 30, 2003 due to lower net investment and fee income. Net investment income decreased, primarily related to the decline in leveraged COLI account values as a result of surrender activity. Fee income was reduced as the result of lower equity market levels and lower sales for the second quarter and six months ended June 30, 2003 as compared to the equivalent prior year periods.

Total benefits, claims and expenses decreased for the second quarter and six months ended June 30, 2003 as a result of the decline in the leveraged COLI block noted above. Insurance operating costs and expenses for the six months ended June 30, 2003 also decreased due to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002. Dividends to policyholders increased due to an increase in mortality dividends on the leveraged COLI block.

Net income decreased for the second quarter 2003 as compared to the prior year due to the decreased revenues and benefits, claims and expenses discussed above.

Net income decreased for the second quarter 2003 as compared to the prior year due to the decreased revenues and benefits, claims and expenses discussed above. Net income increased for the six months ended June 30, 2003 as compared to prior year, principally as a result of the Bancorp litigation expense recorded in the first quarter of 2002.

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $    2,106    $    1,976       7%          $    4,272    $    3,853      11%
Net investment income                                         291           271       7%                 576           525      10%
Other revenues [1]                                            113            88      28%                 208           169      23%
Net realized capital gains (losses)                           207           (46)     NM                  202           (38)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,717         2,289      19%               5,258         4,509      17%
Benefits, claims and claim adjustment expenses              1,541         1,452       6%               5,702         2,810     103%
Amortization of deferred policy acquisition costs             382           402      (5%)                783           805      (3%)
Insurance operating costs and expenses                        230           202      14%                 446           379      18%
Other expenses                                                189           134      41%                 321           260      23%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      2,342         2,190       7%               7,252         4,254      70%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          375            99      NM               (1,994)          255      NM
Income tax expense (benefit)                                   98             9      NM                 (758)           37      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS) [2]                               $      277    $       90      NM           $   (1,236)   $      218      NM
====================================================================================================================================

NORTH AMERICAN PROPERTY & CASUALTY
GAAP UNDERWRITING RATIOS
------------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                    60.6         60.6        --               59.7          59.9      0.2
Loss adjustment expense ratio                                 11.9         11.1      (0.8)              12.0          11.3     (0.7)
Expense ratio                                                 26.7         28.0       1.3               26.5          28.5      2.0
Policyholder dividend ratio                                    0.5          0.9       0.4                0.5           0.7      0.2
Combined ratio                                                99.7        100.5       0.8               98.7         100.4      1.7
Catastrophe ratio                                              4.7          2.5      (2.2)               3.7           1.8     (1.9)
====================================================================================================================================

[1]  Represents servicing revenue.
[2] Includes net realized capital gains (losses), after-tax, of $135 and $(30) for the second quarter ended June 30, 2003 and 2002, respectively, and $132 and $(24) for the six months ended June 30, 2003 and 2002, respectively.


Revenues for Property & Casualty increased $428 for the second quarter and $749 for the six months ended June 30, 2003. The improvement in both periods was due primarily to an increase in net realized capital gains as well as earned premium growth in the Business Insurance and Specialty Commercial segments, primarily as a result of earned pricing increases.

Net income increased $187 for the second quarter and decreased $1.5 billion for the six months ended June 30, 2003. The increase for the quarter was primarily due to an increase in net realized capital gains and improved underwriting results in the Business Insurance and Personal Lines segments resulting primarily from strong earned pricing and favorable frequency loss costs, despite higher catastrophes. Also, partially offsetting the net income increase for the second quarter was an increase of $27, after-tax, related to severance costs associated with the Company's expense reduction initiatives announced in May 2003. The $1.5 billion decrease in net income for the six month period was primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter as a result of the completion of the Company's detailed study of its asbestos exposures. Results for the six month period were favorably impacted by an increase in net realized capital gains and improved underwriting results in Personal Lines. In addition, net investment income, after-tax, rose $14 for the quarter and $30 for the six month period due to higher invested assets, primarily from strong cash flows.


RATIOS

The previous table and the following segment discussions for the second quarter and six months ended June 30, 2003 and 2002 include various underwriting ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford's current insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "expense ratio" is the ratio of underwriting expenses, excluding bad debts expense, to earned premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned, the cost of losses and expenses as defined above, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The "catastrophe ratio" represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

WRITTEN PREMIUMS

Written premiums is a non-GAAP financial measure, which represents the amount of premiums charged for policies issued during a fiscal period. Earned premiums is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the second quarter and six months ended June 30, 2003 and 2002, respectively, include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it provides an understanding of the underlying trends in the Company's sales of insurance products.

Premium renewal retention is defined as renewal premium written in the current period divided by new and renewal premium written in the prior period.

REINSURANCE RECOVERABLES

The Company's net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.4 billion and $4.2 billion at June 30, 2003 and December 31, 2002, respectively. With respect to the reinsurance recoverables, the Company is subject to credit risks or other settlement risks that could cause one or more reinsurers to fail to reimburse the Company under the terms of these reinsurance arrangements. The Company mitigates these risks by transacting business with reinsurers that are financially sound and historically have demonstrated a willingness to meet their contractual obligations. Of the total net reinsurance recoverables as of December 31, 2002, $494 relates to the Company's mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $2.7 billion, or 72%, were rated by A.M. Best. Of the total rated by A.M. Best, 91% were rated A- (excellent) or better. The remaining net recoverables from reinsurers were comprised of the following: 9% related to Equitas, 6% related to voluntary pools, 1% related to captive insurance companies, and 12% related to companies not rated by A.M. Best, of which no single reinsurer constituted more than 0.75% of the Company's reinsurance recoverable.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, New York Regulation 114 trusts, funds held accounts and group wide offsets.

The allowance for unrecoverable reinsurance was $468 at June 30, 2003 and $211 at December 31, 2002. The significant increase was primarily related to the Company's asbestos reserve strengthening actions during the first quarter of 2003.

RESERVES

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as "reserve development". Reserve development that increases previous estimates of ultimate cost is called "reserve strengthening". Reserve development that decreases previous estimates of ultimate cost is called "reserve releases". Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The "prior accident year development (pts.)" in the following tables for the second quarter and six months ended June 30, 2003 represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company's reserve policies, see Notes 1(l), 7 and 16(b) of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford's 2002 Form 10-K Annual Report.

There was no net reserve strengthening or release in the Business Insurance, Personal Lines and Specialty Commercial segments for the second quarter and six months ended June 30, 2003. Reserve strengthening in the Reinsurance segment of $59 and $94 for the second quarter and six months ended June 30, 2003, respectively, occurred across multiple accident years, primarily 1997 through 2000, and primarily in the casualty line of traditional reinsurance.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the second quarter and six months ended June 30, 2003 for Property & Casualty follows:

                                                  SECOND QUARTER ENDED JUNE 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                   AMERICAN      OTHER
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C       OPERATIONS  TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS        $  4,922   $    1,700    $   5,022    $    1,617    $   13,261   $    7,951   $  21,212
Reinsurance and other recoverables                388           48        2,007           373         2,816        2,485       5,301
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET             4,534        1,652        3,015         1,244        10,445        5,466      15,911
------------------------------------------------------------------------------------------------------------------------------------
Add: provision for unpaid claims and claim
  adjustment expenses                             561          602          240           122         1,525           16       1,541
Less: payments                                    438          578          270           140         1,426           90       1,516
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                 4,657        1,676        2,985         1,226        10,544        5,392      15,936
Reinsurance and other recoverables                400           45        1,690           385         2,520        2,612       5,132
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS            $  5,057   $    1,721    $   4,675    $    1,611    $   13,064   $    8,004   $  21,068
====================================================================================================================================

Earned premium                               $    897   $      785    $     355    $       63    $    2,100   $        6   $   2,106
Combined ratio                                    94.4         99.0         93.2         222.8          99.7
Loss and loss expense paid ratio                  48.9         73.6         75.9         223.7          67.9
Loss and loss expense incurred ratio              62.6         76.8         67.2         193.3          72.5
Catastrophe ratio                                  2.5          8.2          2.5           5.6           4.7
Prior accident year development (pts.)             --           --            --          95.1           2.8
====================================================================================================================================


                                                    SIX MONTHS ENDED JUNE 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                   AMERICAN      OTHER
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C       OPERATIONS  TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS        $  4,744   $    1,692    $   4,957    $    1,614    $   13,007   $    4,084   $  17,091
Reinsurance and other recoverables                366           49        1,998           388         2,801        1,149       3,950
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET             4,378        1,643        2,959         1,226        10,206        2,935      13,141
------------------------------------------------------------------------------------------------------------------------------------
Add: provision for unpaid claims and claim
  adjustment expenses                           1,159        1,142          505           251         3,057        2,645       5,702
Less: payments                                    880        1,109          479           251         2,719          188       2,907
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                 4,657        1,676        2,985         1,226        10,544        5,392      15,936
Reinsurance and other recoverables                400           45        1,690           385         2,520        2,612       5,132
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS            $  5,057   $    1,721    $   4,675    $    1,611    $   13,064   $    8,004   $  21,068
------------------------------------------------------------------------------------------------------------------------------------

Earned premium                               $  1,777   $    1,557    $     710    $      214    $    4,258   $       14   $   4,272
Combined ratio                                    96.8         95.9         95.8         144.5          98.7
Loss and loss expense paid ratio                  49.5         71.1         67.5         117.5          63.8
Loss and loss expense incurred ratio              65.2         73.3         71.1         117.3          71.8
Catastrophe ratio                                  3.5          4.8          1.7           2.7           3.7
Prior accident year development (pts.) [1]         --           --           --           44.0           2.2
====================================================================================================================================

[1] Reinsurance excludes prior accident year premium adjustment of $(10).

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                          SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      974    $      835      17%          $    1,964    $    1,660      18%
Change in unearned premium reserve                             77            69      12%                 187           162      15%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            897           766      17%               1,777         1,498      19%
Benefits, claims and claim adjustment expenses                561           497      13%               1,159           963      20%
Amortization of deferred policy acquisition costs             214           184      16%                 418           379      10%
Insurance operating costs and expenses                         80            93     (14%)                170           160       6%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $       42    $       (8)     NM           $       30    $       (4)     NM
====================================================================================================================================

Loss ratio                                                    49.8         53.3       3.5                52.3          52.5     0.2
Loss adjustment expense ratio                                 12.8         11.5      (1.3)               12.9          11.8    (1.1)
Expense ratio                                                 31.0         32.2       1.2                30.8          32.8     2.0
Policyholder dividend ratio                                    0.8          2.0       1.2                 0.8           1.5     0.7
Combined ratio                                                94.4         99.0       4.6                96.8          98.5     1.7
Catastrophe ratio                                              2.5          1.3      (1.2)                3.5           1.0    (2.5)
====================================================================================================================================

                                                              SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
WRITTEN PREMIUM BREAKDOWN [1]
------------------------------------------------------------------------------------------------------------------------------------
Small Commercial                                       $      459    $      412      11%          $      939    $      820      15%
Middle Market                                                 515           423      22%               1,025           840      22%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      974    $      835      17%          $    1,964    $    1,660      18%
====================================================================================================================================

EARNED PREMIUM BREAKDOWN [1]
Small Commercial                                       $      442    $      382      16%          $      872    $      751      16%
Middle Market                                                 455           384      18%                 905           747      21%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      897    $      766      17%          $    1,777    $    1,498      19%
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.


Business Insurance achieved written premium growth of $139 and $304 for the second quarter and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Growth for both periods was primarily due to written pricing increases of 10% for the second quarter and 12% for the six month period and new business growth of 18% and 20%, respectively, for the quarter and six months ended June 30, 2003. Premium renewal retention of 89% for both periods of 2003 was strong and consistent with the prior year periods. The written premium increase in middle market business of $92 and $185 for the second quarter and six month periods, respectively, was driven primarily by double-digit written pricing increases and continued strong new business growth. Small commercial business increased $47 for the second quarter and $119 for the six month period, reflecting double-digit written pricing increases and improved premium renewal retention.

Earned premiums increased $131 for the second quarter and $279 for the six month period due to strong 2002 and 2003 written pricing increases impacting 2003 earned premium. Earned premiums for middle market business increased $71 and $158 for the second quarter and six month periods, respectively, and earned premiums for small commercial business increased $60 and $121 for the second quarter and six month periods, respectively, reflecting double-digit earned pricing increases.

Underwriting results increased $50 for the second quarter,  with a corresponding
4.6 point decrease in the combined ratio, and improved $34, with a corresponding
1.7 point decrease in the combined ratio, for the six month period, despite catastrophe losses in the current year periods being higher than catastrophe losses in the prior year periods. The improvement in underwriting results and combined ratio for both 2003 periods was driven by double-digit earned pricing increases, the beneficial effects of which have also contributed to improvement in the expense ratio. The loss ratio improved for both small commercial and middle market primarily due to improved frequency of loss and earned pricing increases. Partially offsetting the improvement in underwriting results were higher loss ratios for small commercial package policies due to increased severity.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                          SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      854    $      789       8%          $    1,624    $    1,515       7%
Change in unearned premium reserve                             69            47      47%                  67            55      22%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            785           742       6%               1,557         1,460       7%
Benefits, claims and claim adjustment expenses                602           591       2%               1,142         1,141       --
Amortization of deferred policy acquisition costs             100           116     (14%)                204           224      (9%)
Insurance operating costs and expenses                         80            59      36%                 156           130      20%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $        3    $      (24)     NM           $       55    $      (35)     NM
====================================================================================================================================

Loss ratio                                                    65.6         67.5       1.9                62.0          66.2     4.2
Loss adjustment expense ratio                                 11.3         12.2       0.9                11.3          12.0     0.7
Expense ratio                                                 22.2         23.0       0.8                22.6          23.7     1.1
Combined ratio                                                99.0        102.7       3.7                95.9         102.0     6.1
Catastrophe ratio                                              8.2          4.8      (3.4)                4.8           3.5    (1.3)
Other revenues [1]                                     $       32    $       30       7%          $       60    $       59        2%
------------------------------------------------------------------------------------------------------------------------------------

[1] Represents servicing revenues.

                                                              SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUM BREAKDOWN [1]                             2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                   $      550    $      494      11%          $    1,025    $      921      11%
Other Affinity                                                 36            45     (20%)                 78            94     (17%)
Agency                                                        268           250       7%                 521           500       4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      854    $      789       8%          $    1,624    $    1,515       7%
====================================================================================================================================
Product Line
Automobile                                             $      656    $      604       9%          $    1,265    $    1,187       7%
Homeowners                                                    198           185       7%                 359           328       9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      854    $      789       8%          $    1,624    $    1,515       7%
====================================================================================================================================

                                                              SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
EARNED PREMIUM BREAKDOWN [1]                              2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                   $      481    $      431      12%          $      947    $      844      12%
Other Affinity                                                 41            49     (16%)                 85            99     (14%)
Agency                                                        263           262       --                 525           517       2%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      785    $      742       6%          $    1,557    $    1,460       7%
====================================================================================================================================
Product Line
Automobile                                             $      610    $      578       6%          $    1,208    $    1,141       6%
Homeowners                                                    175           164       7%                 349           319       9%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      785    $      742       6%          $    1,557    $    1,460       7%
====================================================================================================================================

COMBINED RATIOS
Automobile                                                    98.0        102.9       4.9                97.0         103.2      6.2
Homeowners                                                   102.9        102.0      (0.9)               91.9          97.4      5.5
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                      99.0        102.7       3.7                95.9         102.0      6.1
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

Written premiums increased $65 for the second quarter and $109 for the six months ended June 30, 2003, compared to the same periods in 2002, due to growth in both the automobile and homeowners lines. The increase in automobile of $52 for the second quarter and $78 for the six month period was primarily due to written pricing increases of 8% for both the second quarter and six month period. Premium renewal retention improved to 94% for the second quarter and 93% for the six months ended June 30, 2003. Homeowners growth of $13 for the second quarter and $31 for the six month period was also driven by written pricing increases of 14% for both periods. Premium renewal retention improved to 103% for the second quarter and six months ended June 30, 2003. The increases in both automobile and homeowners written premiums for both periods were primarily due to growth in the AARP program. AARP increased $56 for the second quarter and $104 for the six month period primarily as a result of double-digit written pricing increases. Partially offsetting the increase was a $9 decrease for the second quarter and a $16 decrease for the six month period in written premiums in other affinity business due to an expected reduction in policy counts as a result of the Company's strategic decision to de-emphasize other affinity business. Personal Lines new business growth for the second quarter and six months ended June 30, 2003 was reduced as a result of pricing increases to achieve profitability objectives. Sequential quarter growth, however, has improved for two consecutive quarters.

Earned premiums increased $43 for the second quarter and $97 for the six month period due primarily to growth in AARP. AARP increased $50 and $103 for the second quarter and the six month period, respectively, primarily as a result of earned pricing increases.

Underwriting results increased $27, with a corresponding 3.7 point decrease in the combined ratio, for the second quarter and improved $90, with a corresponding 6.1 point decrease in the combined ratio, for the six month period. Personal Lines financial performance was negatively effected by pre-tax catastrophe increases of $28, or 3.4 points, for the second quarter and $23, or
1.3 points, for the six month period. Automobile results improved 4.9 combined ratio points for the quarter and 6.2 combined ratio points for the six month period due to earned pricing increases and favorable frequency loss costs. Homeowners underwriting results deteriorated 0.9 combined ratio points for the second quarter and improved 5.5 combined ratio points for the six month period. Homeowners results were adversely impacted by significantly higher catastrophes during the second quarter of 2003. Before catastrophes, the underwriting experience related to homeowners for both 2003 periods continued to remain favorable, and the combined ratio improved 11.6 points for the quarter and 9.5 points for the six month period due primarily to double-digit earned pricing increases and favorable frequency loss costs. Double-digit earned pricing increases and prudent expense management resulted in a 0.8 point and 1.1 point decrease in the expense ratio for the second quarter and six month period, respectively.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                          SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      399    $      345      16%          $      805    $      645      25%
Change in unearned premium reserve                             44            70     (37%)                 95           132     (28%)
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            355           275      29%                 710           513      38%
Benefits, claims and claim adjustment expenses                240           182      32%                 505           350      44%
Amortization of deferred policy acquisition costs              55            55      --                  111           116      (4%)
Insurance operating costs and expenses                         64            30     113%                  98            49     100%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $       (4)   $        8      NM           $       (4)   $       (2)   (100%)
====================================================================================================================================

Loss ratio                                                    56.4         54.7      (1.7)               58.3          55.1    (3.2)
Loss adjustment expense ratio                                 10.7         12.2       1.5                12.8          13.1     0.3
Expense ratio                                                 25.3         28.4       3.1                23.9          30.3     6.4
Policyholder dividend ratio                                    0.7          0.6      (0.1)                0.7           0.7     --
Combined ratio                                                93.2         96.0       2.8                95.8          99.1     3.3
Catastrophe ratio                                              2.5          0.3      (2.2)                1.7           0.1    (1.6)
Other revenues [1]                                     $       81    $       58      40%          $      148    $      110       35%
====================================================================================================================================

[1] Represents servicing revenues.

                                                              SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUM BREAKDOWN [1]                             2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Property                                                      116           105      10%                 213           196       9%
Casualty                                                      149           147       1%                 336           272      24%
Bond                                                           36            40     (10%)                 81            76       7%
Professional Liability                                         78            50      56%                 143            93      54%
Other                                                          20             3      NM                   32             8      NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      399    $      345      16%          $      805    $      645      25%
====================================================================================================================================

EARNED PREMIUM BREAKDOWN [1]
Property                                                       96            73      32%                 185           133      39%
Casualty                                                      141           115      23%                 289           212      36%
Bond                                                           35            36      (3%)                 77            71       8%
Professional Liability                                         72            47      53%                 136            88      55%
Other                                                          11             4     175%                  23             9     156%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      355    $      275      29%          $      710    $      513      38%
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

Written premiums increased $54 and $160 for the second quarter and six months ended June 30, 2003, respectively, compared with the same periods in 2002 primarily due to growth in professional liability and property, and for the six month period, the casualty line of business. Professional liability written premiums grew $28 for the second quarter and $50 for the six month period due to significant written pricing increases. While property pricing increases continue to moderate, written premiums increased $11 and $17 for the second quarter and six months ended June 30, 2003, respectively. Written premiums for casualty increased $64 for the six month period due primarily to strong written pricing increases and new business growth reflecting an improved operating environment. Second quarter casualty growth was negatively impacted by a change in estimate related to a workers compensation pool as well as a de-emphasis of certain lines of business.

Earned premiums increased $80 and $197 for the second quarter and the six month period, respectively, primarily due to earned premium growth across substantially all lines of business as a result of double-digit earned pricing increases.

Underwriting results deteriorated $12 for the second quarter and $2 for the six months ended June 30, 2003, respectively, as higher catastrophes for both periods of 2003, compared to unusually low catastrophes in the prior periods, negatively impacted results. In addition, an increase in doubtful accounts expense of $24 and $27, respectively, contributed to the decrease in underwriting results for the quarter and six months ended June 30, 2003. Property and professional liability underwriting results continue to be favorable due to the hard pricing market. The combined ratio improved 2.8 points and 3.3 points for the second quarter and the six months ended June 30, 2003, respectively, primarily due to strong earned pricing, prudent expense management and higher ceding commissions in professional liability.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                          SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      (99)   $      169      NM           $      175    $      383     (54%)
Change in unearned premium reserve                           (162)           (3)     NM                  (39)           40      NM
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                             63           172     (63%)                214           343     (38%)
Benefits, claims and claim adjustment expenses                122           131      (7%)                251           262      (4%)
Amortization of deferred policy acquisition costs              13            47     (72%)                 50            86     (42%)
Insurance operating costs and expenses                          4             3      33%                   8             8       --
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $      (76)   $       (9)     NM           $      (95)   $      (13)     NM
====================================================================================================================================

Loss ratio                                                   178.8         72.5    (106.3)              109.0          72.4   (36.6)
Loss adjustment expense ratio                                 14.5          2.8     (11.7)                8.2           3.9    (4.3)
Expense ratio                                                 29.4         29.7       0.3                27.3          27.4     0.1
Combined ratio                                               222.8        105.0    (117.8)              144.5         103.7   (40.8)
Catastrophe ratio                                              5.6          1.3      (4.3)                2.7           0.4    (2.3)
====================================================================================================================================

                                                              SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]                            2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Traditional reinsurance                                $     (101)   $      157      NM           $      139    $      306     (55%)
Alternative risk transfer ("ART")                               2            12     (83%)                 36            77     (53%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      (99)   $      169      NM           $      175    $      383     (54%)
====================================================================================================================================

EARNED PREMIUMS BREAKDOWN [1]
Traditional reinsurance                                $       56    $      150     (63%)         $      191    $      295     (35%)
Alternative risk transfer ("ART")                               7            22     (68%)                 23            48     (52%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $       63    $      172     (63%)         $      214    $      343     (38%)
====================================================================================================================================

[1]   The  difference   between   written   premiums  and  earned   premiums  is
      attributable to the change in unearned premium reserve.

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance"), whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premium less the related unamortized commissions/deferred acquisition costs and an override commission which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the next two years.

Reinsurance written premiums decreased $268 for the second quarter and $208 for the six months ended June 30, 2003 and earned premiums decreased $109 and $129 for the second quarter and six month period, respectively, primarily due to the Endurance transaction discussed above. This transaction resulted in a decrease in written premiums for the Reinsurance segment of $145 for the second quarter and six months ended June 30, 2003. Partially offsetting the decrease in written premiums for the six month period were increased participations and growth in subject premium in traditional reinsurance in the first quarter of 2003 as a result of continued increases in underlying primary insurance rates.

Underwriting results decreased $67, with a corresponding 117.8 point increase in the combined ratio, for the second quarter and decreased $82, with a corresponding 40.8 point increase in the combined ratio, for the six month period. The decrease in underwriting results and corresponding increase in the combined ratio for both periods were primarily attributable to adverse loss development on prior underwriting years, particularly in the casualty lines of traditional reinsurance. The decrease in the expense ratio for both periods was primarily due to a decrease in the commission ratio as a result of commissions earned in connection with the Endurance transaction discussed above. Underwriting results were negatively impacted by $7 related to the Endurance transaction. Prospectively, due to the nature of the transaction, the Company will remain subject to ongoing reserve development relating to all reinsurance contracts incepting before April 2003 that were part of the Endurance transaction, and to the retained business.

--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY                                             SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $        6    $       21     (71%)         $       14    $       39     (64%)
Net investment income                                          34            37      (8%)                 76            74       3%
Net realized capital gains (losses)                            52           (18)      NM                  62           (17)      NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                              92            40     130%                 152            96      58%
Benefits, claims and claim adjustment expenses                 16            51     (69%)              2,645            94       NM
Insurance operating costs and expenses                          2            17     (88%)                 14            32     (56%)
Other expenses (income)                                         1           (11)      NM                  (4)          (15)     73%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                         19            57     (67%)              2,655           111       NM
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                           73           (17)      NM              (2,503)          (15)      NM
Income tax expense (benefit)                                   25            (6)      NM                (870)           (5)      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                   $       48    $      (11)      NM          $   (1,633)   $      (10)      NM
====================================================================================================================================

The Other Operations segment includes operations that are under a single management structure, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The
Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

The increase in revenues for the second quarter and six months ended June 30, 2003 was primarily due to an increase in net realized capital gains, partially offset by a decrease in earned premiums. The decline in earned premiums was due to the runoff of the international reinsurance business that was transferred to the Other Operations segment in January 2002. The increase in net income in the second quarter of 2003 as compared to the corresponding prior year period was driven by both the increase in revenues and a reduced level of benefits, claims and claim adjustment expenses. The net loss for the six months ended June 30, 2003 was due to the first quarter net reserve strengthening of $1.7 billion, after-tax, based on the results of the detailed asbestos study that is discussed in the section that follows.

The paragraphs that follow are background information and a discussion of asbestos and environmental claims and a summary of the Company's detailed study of asbestos reserves that gave rise to the reserve strengthening for the six months ended June 30, 2003.


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

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

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

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims that cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.

It is unknown whether a potential federal bill concerning asbestos litigation approved by the Senate Judiciary Committee, or some other potential federal asbestos-related legislation, will be enacted and, if so, what its effect will be on The Hartford's aggregate asbestos liabilities. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. The delay in reporting excess and reinsurance claims adds to the uncertainty of estimating the related reserves.

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

There are a wide variety of claims that drive the reserves associated with asbestos, environmental and the "all other" category the Company has included in Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The all other category of reserves covers a wide range of insurance coverages, including liability for breast implants, blood products, construction defects and lead paint as well as unallocated loss adjustment expense for the Other Operations segment.

The Other Operations historic book of business contains policies written from the 1940's to 1992, with the majority of the business spanning the interval 1960 to 1990. The Hartford's experience has been that this book of business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers ("whole account" exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford's net exposure in these arrangements has increased for a variety of reasons, including The Hartford's commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

Consistent with the Company's long-standing reserving practices, The Hartford will continue to review and monitor these reserves regularly and, where future developments indicate, make appropriate adjustments to the reserves. The loss reserving assumptions, drawn from both industry data and the Company's experience, have been applied over time to all of this business and have resulted in reserve strengthening or reserve releases at various times over the past decade.

The following tables present reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the second quarter and six months ended June 30, 2003. Also included are the remaining asbestos and environmental exposures of North American Property & Casualty.

                                        OTHER OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSES

FOR THE SECOND QUARTER ENDED JUNE 30, 2003                       ASBESTOS        ENVIRONMENTAL     ALL OTHER [1]          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                      $    3,685        $      559         $    1,245        $   5,489
Claims and claim adjustment expenses incurred                           3                 3                 14               20
Claims and claim adjustment expenses paid                              49                26                 17               92
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [2] [3]                                 $    3,639 [4]    $      536         $    1,242        $   5,417
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2003                           ASBESTOS        ENVIRONMENTAL     ALL OTHER [1]          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                      $    1,118        $      591         $    1,250        $   2,959
Claims and claim adjustment expenses incurred                       2,607                 4                 39            2,650
Claims and claim adjustment expenses paid                              86                59                 47              192
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [2] [3] [4]                             $    3,639 [4]    $      536         $    1,242        $   5,417
------------------------------------------------------------------------------------------------------------------------------------

[1]  Includes unallocated loss adjustment expense reserves.
[2] Ending liabilities include asbestos and environmental reserves reported in North American Property & Casualty of $15 and $10, respectively, as of June 30, 2003 and of $14 and $10, respectively, as of December 31, 2002.
[3] Gross of reinsurance, asbestos and environmental reserves were $5,846 and $623, respectively, as of June 30, 2003 and $1,994 and $682, respectively, as of December 31, 2002.
[4] As of June 30, 2003, the one year and average three year net paid amounts for asbestos claims are $164 and $111, respectively, resulting in one year and three year net survival ratios of 22.1 and 32.7 years, respectively. Net survival ratio is the quotient of the carried reserves divided by the average annual payment amount and is an indication of the number of years that the carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

At June 30, 2003, asbestos reserves were $3.6 billion, an increase of $2.5 billion compared to $1.1 billion as of December 31, 2002. Net incurred losses and loss adjustment expenses were $3 for the second quarter of 2003 and $2.6 billion for the six months ended June 30, 2003. The increase in reserves reflects asbestos claim and litigation trends and is based on a detailed study of asbestos exposures performed by the Company during the first quarter of 2003. The Company classifies its asbestos reserves into three categories: direct insurance; reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both "treaty" reinsurance (covering broad categories of claims or blocks of business) and "facultative" reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford's subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

The following tables set forth, for the second quarter and six months ended June 30, 2003, paid and incurred loss activity by the three categories of claims for asbestos and environmental.


             PAID AND INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") DEVELOPMENT - ASBESTOS AND ENVIRONMENTAL

                                                                ASBESTOS                                    ENVIRONMENTAL
                                                  -------------------------------------         ------------------------------------
                                                        PAID             INCURRED                     PAID             INCURRED
FOR THE SECOND QUARTER ENDED JUNE 30, 2003           LOSS & LAE         LOSS & LAE                 LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                           $         40     $           4               $           8     $            3
  Assumed - Domestic                                         16                --                           3                 --
  London Market                                               4                --                           4                 --
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                    60                 4                          15                  3
Ceded                                                       (11)               (1)                         11                 --
------------------------------------------------------------------------------------------------------------------------------------
NET                                                $         49     $           3               $          26     $            3
====================================================================================================================================

                                                                ASBESTOS                                    ENVIRONMENTAL
                                                  -------------------------------------         ------------------------------------
                                                        PAID             INCURRED                     PAID             INCURRED
FOR THE SIX MONTHS ENDED JUNE 30, 2003               LOSS & LAE         LOSS & LAE                 LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                           $         95     $       3,027               $          51     $            4
  Assumed - Domestic                                         19               585                           6                 --
  London Market                                               9               363                           6                 --
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                   123             3,975                          63                  4
Ceded                                                       (37)           (1,368)                         (4)                --
------------------------------------------------------------------------------------------------------------------------------------
NET                                                $         86     $       2,607               $          59     $            4
====================================================================================================================================

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

The Hartford's investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 92% and 90% of the fair value of its general account invested assets as of June 30, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

LIFE

The following table identifies invested assets by type held in the Life general account as of June 30, 2003 and December 31, 2002.


                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30, 2003                    DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     34,060         88.8%         $     29,377         86.7%
Equity securities, at fair value                                               452          1.2%                  458          1.3%
Policy loans, at outstanding balance                                         2,889          7.5%                2,934          8.7%
Limited partnerships, at fair value                                            243          0.6%                  519          1.5%
Other investments                                                              694          1.9%                  603          1.8%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                     $     38,338        100.0%         $     33,891        100.0%
====================================================================================================================================

Fixed maturity investments increased 16% since December 31, 2002, primarily the result of investment and universal life contract sales and operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations have totaled $298 since December 31, 2002. As of June 30, 2003, Life owned approximately $89 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Life's investment results.


                                                                          SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                                                                JUNE 30,                            JUNE 30,
                                                                      ------------------------------      --------------------------
(Before-tax)                                                               2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                  $       459    $       382          $      908     $      763
Policy loan income                                                             54             68                 112            135
                                                                      --------------------------------------------------------------
Net investment income - total                                         $       513    $       450          $    1,020     $      898
Yield on average invested assets [1]                                          5.9%           6.2%                6.0%           6.2%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                   $        91    $        37          $      148     $       74
Gross losses on sale                                                          (17)           (10)                (64)           (47)
Impairments                                                                   (17)          (144)                (84)          (159)
Other, net [2]                                                                 (7)            (3)                  2             (3)
                                                                      --------------------------------------------------------------
Net realized capital gains (losses)                                   $        50    $      (120)         $        2     $     (135)
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

For the second quarter and six months ended June 30, 2003, net investment income, excluding policy loan income, increased $77, or 20%, and $145, or 19%, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base, the result of increased cash flow, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for the second quarter and six months ended June 30, 2003 improved by $170 and $137, respectively, compared to the respective prior year periods, primarily as a result of a decrease in other than temporary impairments on fixed maturities. For the second quarter ended June 30, 2003, fixed maturity impairment losses of $17 primarily consisted of interest only securities of $12 and commercial mortgage-backed securities of $4. The interest only security impairments were due to the flattening of the forward yield curve. For the six months ended June 30, 2003, fixed maturity impairment losses were $63 and consisted of asset-backed securities of $26, corporate securities of $21 and interest only and commercial mortgage-backed securities, as discussed above, of $16. The asset-backed securities impaired primarily consisted of $12 backed by credit card receivables and $10 of corporate debt. The corporate securities were concentrated in the following sectors: $7 in consumer non-cyclical, $7 in transportation, $4 in financial services and $3 in technology and communications. Also included in net realized capital gains and losses for the second quarter and six months ended June 30, 2003 were write-downs for other than temporary impairments on seeded equity and mutual fund investments of $0 and $21, respectively.

For the second quarter and six months ended June 30, 2002, the fixed maturity impairment losses of $144 and $159, respectively, consisted of corporate securities of $110 and $122 and asset-backed securities of $34 and $37. For the second quarter and six months ended June 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $74 before-tax loss related to securities issued by WorldCom. For the second quarter and six months ended June 30, 2002, impairments of asset-backed securities were concentrated in securities backed by aircraft lease receivables of $19, mutual fund fee receivables of $7, and corporate debt obligations of $6 and $9, respectively.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of June 30, 2003 and December 31, 2002.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30, 2003                    DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     22,820         96.7%         $     19,446         94.5%
Equity securities, at fair value                                               219          0.9%                  459          2.2%
Limited partnerships, at fair value                                            203          0.9%                  362          1.8%
Other investments                                                              353          1.5%                  306          1.5%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                     $     23,595        100.0%         $     20,573        100.0%
====================================================================================================================================

Total fixed maturities increased 17% since December 31, 2002, primarily due to increased operating cash flow, changes in portfolio allocation and the May capital raising proceeds. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments. Equity securities and hedge fund investment liquidations have totaled $283 and $151, respectively since December 31, 2002. As of June 30, 2003, Property & Casualty owned approximately $35 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's investment results.

                                                                          SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                                                                JUNE 30,                            JUNE 30,
                                                                      ------------------------------      --------------------------
                                                                           2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                     $       291    $       271          $      576     $      525
                                                                      --------------------------------------------------------------
Net investment income, after-tax [1]                                  $       221    $       209          $      440     $      408
Yield on average invested assets, before-tax [2]                              5.5%           6.0%                5.6%           5.9%
                                                                      --------------------------------------------------------------
Yield on average invested assets, after-tax [1] [2]                           4.2%           4.7%                4.2%           4.6%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                   $       212    $        81          $      292     $      143
Gross losses on sale                                                           (7)           (45)                (67)           (71)
Impairments                                                                   (10)           (92)                (32)          (119)
Other, net [3]                                                                 12             10                   9              9
                                                                      --------------------------------------------------------------
Net realized capital gains (losses)                                   $       207    $       (46)         $      202     $      (38)
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

For the second quarter and six months ended June 30, 2003, before-tax net investment income increased $20, or 7%, and $51, or 10%, respectively, and after-tax net investment income increased $12, or 6%, and $32, or 8%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base, the result of increased cash flow, partially offset by lower investment yields. Yields on average invested assets decreased from the prior year as a result of lower rates on new investment purchases and the timing of the investment of the May capital raising proceeds.

Net realized capital gains (losses) for the second quarter and six months ended June 30, 2003 improved by $253 and $240, respectively, compared to the respective prior year periods. The improvements were primarily the result of fixed maturity gains on sales and a decrease in other than temporary impairments. For the second quarter of 2003, fixed maturity impairment losses of $7 consisted of interest only securities. The interest only security impairments were due to the flattening of the forward yield curve. For the six months ended June 30, 2003, fixed maturity impairment losses were $23, and consisted of asset-backed securities of $8, corporate securities of $8 and interest only securities as discussed above of $7. The asset-backed securities impaired primarily consisted of $5 backed by corporate debt and $2 of credit card receivables. The corporate securities impaired were primarily concentrated in the following sectors: $3 in transportation, $2 in technology and communications and $2 in consumer non-cyclical. Also included in net realized capital gains for the second quarter and six months ended June 30, 2003 were write-downs for other than temporary impairments on equity securities of $3 and $9, respectively.

For the second quarter and six months ended June 30, 2002, the fixed maturity impairment losses of $76 and $94, respectively, consisted of corporate securities of $61 and $78 and asset-backed securities of $15 and $16. For the second quarter and six months ended June 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $36 before-tax loss related to securities issued by WorldCom. For the second quarter and six months ended June 30, 2002, impairments of asset-backed securities were concentrated in securities backed by aircraft lease receivables of $8 and corporate debt of $5 and $6, respectively. Also included in net realized capital losses for the second quarter and six months ended June 30, 2002 were other than temporary impairments on equity securities of $16 and $25, respectively.

CORPORATE

Certain proceeds from the Company's September 2002 and May 2003 capital raising activities have been retained in Corporate. As of June 30, 2003 and December 31, 2002, Corporate held $257 and $66, respectively, of short-term fixed maturity investments. These investments earned $2 of income for the second quarter and six months ended June 30, 2003.

In connection with the HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the second quarter and six months ended June 30, 2003 was $4 and $8, respectively. The total amount of amortization for the second quarter and six months ended June 30, 2002 was $5 and $9, respectively.


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

CREDIT RISK

The Company invests primarily in securities that are rated investment grade, and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The  following  table  identifies  fixed  maturity   securities  by  type  on  a
consolidated basis, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002.

                                                 CONSOLIDATED FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                  JUNE 30, 2003                                        DECEMBER 31, 2002
                                 -------------------------------------------------      --------------------------------------------
                                  AMORTIZED   UNREALIZED  UNREALIZED     FAIR            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
                                    COST        GAINS       LOSSES       VALUE             COST        GAINS      LOSSES       VALUE
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")  $   6,289   $     166    $   (189)   $    6,266      $   6,109   $      155  $    (173)  $    6,091
Commercial mortgage-backed
  securities ("CMBS")                8,992         801         (19)        9,774          6,964          607        (10)       7,561
Collateralized mortgage
  obligation ("CMO")                 1,068          24          (1)        1,091            909           45         (2)         952
Corporate
   Basic industry                    3,589         310         (12)        3,887          2,931          194        (19)       3,106
   Capital goods                     1,468         149          (5)        1,612          1,399           92        (10)       1,481
   Consumer cyclical                 2,246         195          (9)        2,432          1,873          121         (5)       1,989
   Consumer non cyclical             3,360         305          (9)        3,656          3,101          220        (22)       3,299
   Energy                            1,909         211          (4)        2,116          1,812          137        (10)       1,939
   Financial services                7,271         690         (55)        7,906          6,454          441       (100)       6,795

   Technology and communications     4,379         589         (11)        4,957          3,972          337        (92)       4,217
   Transportation                      738          70          (8)          800            707           57        (20)         744
   Utilities                         2,591         256         (17)        2,830          2,371          147        (60)       2,458
   Other                               609          41          (2)          648            483           23         --          506
Government/Government agencies
  - Foreign                          1,977         206          (9)        2,174          1,780          162         (8)       1,934
Government/Government agencies
  - United States                    1,376          59          (2)        1,433            764           53         --          817
Mortgage-backed securities
  ("MBS") - agency                   2,154          45          (1)        2,198          2,739           79         --        2,818
Municipal - tax-exempt               9,666         931          (5)       10,592         10,029          822         (5)      10,846
Municipal - taxable                    388          28          (2)          414            147           20         (1)         166
Redeemable preferred stock              97           6          --           103             97            6         (1)         102
Short-term                           3,783           4          --         3,787          2,151            2         --        2,153
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES           $  63,950   $   5,086    $   (360)   $   68,676      $  56,792   $    3,720  $    (538)  $   59,974
====================================================================================================================================
Total general account fixed
  maturities                     $  53,185   $   4,233    $   (281)   $   57,137      $  46,241   $    3,062  $    (414)  $   48,889
Total guaranteed separate
  account fixed maturities       $  10,765   $     853    $    (79)   $   11,539      $  10,551   $      658  $    (124)  $   11,085
====================================================================================================================================

The Company's fixed maturity gross unrealized losses have declined by $178 from December 31, 2002 to June 30, 2003 primarily as a result of the credit markets experiencing a strong sustained rally, as issuers have taken concerted action to improve their credit quality. An important element of credit remediation includes a renewed emphasis on improving liquidity and reducing leverage. Many companies have been able to improve their liquidity and leverage positions through equity issuances and asset sales. These improving fundamental factors have led to a sharp tightening of spreads over treasuries for most issuers. The market value appreciation driven by tightening spreads has been further enhanced by the general decline in interest rates.

As of June 30, 2003, the Company's fixed maturity portfolio had gross unrealized losses of $360, of which 68% were concentrated in asset-backed securities and corporate securities within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

ABS - As of June 30, 2003, ABS supported by aircraft lease receivables, corporate debt obligations ("CDO"), credit card and manufactured housing receivables were in a gross unrealized loss position of $84, $42, $33 and $13, respectively.

The securities supported by aircraft, aircraft lease payments and enhanced equipment trust certificates ("aircraft ABS") have continued to decline in value due to a reduction in lease payments and aircraft values driven by a decline in airline travel, which resulted in bankruptcies and other financial difficulties of airline carriers. As a result of these factors, significant risk premiums have been required by the market for securities in this sector, resulting in reduced liquidity and lower broker quoted prices. The level of recovery will depend on economic fundamentals and airline operating performance. Aircraft ABS will be further stressed if passenger air traffic declines or airlines liquidate rather than emerge from bankruptcy protection. Approximately 66% of the Company's investments supported by aircraft ABS payments at June 30, 2003 were investment grade.

Adverse CDO experience can be attributed to higher than expected default rates on the collateral, particularly in the technology and utilities sectors, and lower than expected recovery rates. Improved economic and operating fundamentals of the underlying security issuers should lead to improved pricing levels. Approximately 76% of the CDOs owned by the Company at June 30, 2003 were investment grade.

The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the first half of this year, the Company believes that this sub-sector will continue to be under stress and expects holdings to be very sensitive to changes in collateral performance. Approximately 98% of the Company's investments supported by credit card receivables at June 30, 2003 were investment grade.

The manufactured housing ("MH") sub-sector, over the past few months, has continued to deteriorate as the liquidation of repossessed units has been accelerated. This has caused a rapid increase in loss rates, which has eroded credit protection and triggered numerous rating agency downgrades. The driving force behind the increase in loss rates is primarily the relaxed underwriting standards produced from intense competition among MH lenders beginning in the mid-1990s. The Company expects elevated loss rates to remain at least over the short term. In the long term, a less volatile and more sustainable loss rate will depend, in large part, on general economic conditions and successful servicing on existing loans. Approximately 94% of the Company's investments supported by MH receivables at June 30, 2003 were investment grade.

Financial Services - The financial services securities in an unrealized loss position are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Future changes in fair value of these securities are primarily dependent on forward interest rates. A substantial percentage of these securities are hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The following table identifies fixed maturities by credit quality on a consolidated basis, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.


                                           CONSOLIDATED FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30, 2003                           DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR      AMORTIZED                 TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE           COST      FAIR VALUE      VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies         $     4,494  $     4,614       6.7%        $     4,234  $     4,397       7.3%
AAA                                                       14,924       16,140      23.6%             13,344       14,358      24.0%
AA                                                         7,094        7,710      11.2%              7,267        7,784      13.0%
A                                                         16,444       17,877      26.0%             15,082       16,034      26.7%
BBB                                                       13,828       14,991      21.8%             11,531       12,121      20.2%
BB & below                                                 3,383        3,557       5.2%              3,183        3,127       5.2%
Short-term                                                 3,783        3,787       5.5%              2,151        2,153       3.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $    63,950  $    68,676     100.0%        $    56,792  $    59,974     100.0%
====================================================================================================================================
Total general account fixed maturities               $    53,185  $    57,137      83.2%        $    46,241  $    48,889      81.5%
Total guaranteed separate account fixed maturities   $    10,765  $    11,539      16.8%        $    10,551  $    11,085      18.5%
====================================================================================================================================

As of June 30, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). As of June 30, 2003, below investment grade ("BIG") holdings were diversified by sector and issuer with the greatest concentration of securities, based upon fair value, in the following sectors: 16% in technology and communications, 15% in utilities, 13% in foreign government, 12% in consumer non-cyclical, 11% in consumer cyclical and 9% in basic industry. As of June 30, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities. As of December 31, 2002, BIG holdings were concentrated, based upon fair value, in the following sectors: 18% in technology and communications, 16% in utilities, 14% in foreign government, 11% in basic industry, 10% in consumer cyclical, and 8% in consumer non-cyclical. As of December 31, 2002, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities on a consolidated basis, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002, by length of time the security was in an unrealized loss position.


                                        CONSOLIDATED UNREALIZED LOSS AGING OF TOTAL SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30, 2003                                DECEMBER 31, 2002
                                                ---------------------------------------     ----------------------------------------
                                                 AMORTIZED      FAIR      UNREALIZED             AMORTIZED      FAIR      UNREALIZED
                                                    COST        VALUE        LOSS                  COST         VALUE         LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                            $    4,672   $     4,606     $ (66)         $    2,042      $     1,949       $ (93)
Greater than three months to six months                479           454       (25)              1,542            1,463         (79)
Greater than six months to nine months                 617           575       (42)                703              611         (92)
Greater than nine months to twelve months              394           371       (23)              1,820            1,719        (101)
Greater than twelve months                           2,516         2,299      (217)              2,351            2,103        (248)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                           $    8,678   $     8,305     $(373)         $    8,458      $     7,845       $(613)
====================================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of June 30, 2003 primarily consisted of asset-backed securities and corporate debt. Asset-backed securities backed by aircraft lease receivables, corporate debt and credit card receivables comprised 29%, 12% and 11%, respectively, of the greater than six months unrealized loss amount. The significant corporate security industry sectors of financial services, utilities and transportation comprised 18%, 5% and 3%, respectively, of the greater than six months unrealized loss amount. As of June 30, 2003, the Company held no securities of a single issuer that were at an unrealized loss in excess of 5% of total unrealized losses. The total unrealized loss position of $373 consisted of $294 in general account losses and $79 in guaranteed separate account losses.

As of June 30, 2003, fixed maturities represented $360, or 97%, of the Company's total unrealized loss. There were no fixed maturities as of June 30, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of June 30, 2003 and December 31, 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. For a detailed discussion of the other than temporary impairment criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements, both of which are included in The Hartford's 2002 Form 10-K Annual Report.

Fair values for asset-backed and commercial mortgage-backed securities are obtained primarily from broker quotations. The Company believes that the recent price appreciation realized in many corporate sectors has not yet been reflected in many of the broker quotations received for ABS backed by corporate debt and that the delay in price appreciation is likely due to the current lack of liquidity in this sector and the significant risk premium currently attached to these issues. As of June 30, 2003, no asset-backed securities had an unrealized loss in excess of $20.

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed debt. The significant corporate security industry sectors of financial services, technology and communications and utilities, along with diversified equity mutual funds, comprised 18%, 16%, 10% and 7%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities backed by credit card receivables, corporate debt and aircraft lease receivables comprised 11%, 10% and 3%, respectively, of the greater than six months unrealized loss amount. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 6% of total unrealized losses. The total unrealized loss position of $613 consisted of $491 in general account losses and $122 in guaranteed separate account losses.

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of June 30, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both included in The Hartford's 2002 Form 10-K Annual Report.

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

The following table presents the Company's unrealized loss aging for BIG and equity securities on a consolidated basis, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002.


                                   CONSOLIDATED UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                          JUNE 30, 2003                                DECEMBER 31, 2002
                                             -----------------------------------------    ------------------------------------------
                                               AMORTIZED       FAIR      UNREALIZED         AMORTIZED        FAIR        UNREALIZED
                                                  COST        VALUE         LOSS               COST          VALUE          LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                         $      334     $      318    $  (16)         $      274     $      229         $ (45)
Greater than three months to six months              86             75       (11)                308            267           (41)
Greater than six months to nine months              108             91       (17)                266            213           (53)
Greater than nine months to twelve months            12              5        (7)                576            515           (61)
Greater than twelve months                          448            373       (75)                610            517           (93)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $      988     $      862    $ (126)         $    2,034     $    1,741         $(293)
====================================================================================================================================

The BIG and equity securities that were in an unrealized loss position for longer than six months as of June 30, 2003 primarily consisted of asset-backed securities backed by aircraft lease and credit card receivables and corporate debt. The asset-backed securities along with corporate securities in the utilities and consumer non-cyclical sectors and diversified equity securities including mutual funds comprised 63%, 9%, 5% and 9%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at June 30, 2003. The total unrealized loss position of BIG and equity securities of $126 consisted of $114 in general account losses and $12 in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities backed by credit card receivables. The corporate securities in the technology and communications, utilities and financial services sectors, along with diversified equity mutual funds and asset-backed securities comprised 28%, 16%, 5%, 14% and 11%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002. The total unrealized loss position of BIG and equity securities of $293 consisted of $258 in general account losses and $35 in guaranteed separate account losses.

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced in recent periods, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2003 is $17.4 billion. Due to the fact that 78% of this amount is reinsured, the Company's net exposure is $3.8 billion. This amount is often referred to as the retained net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $121 to $387. The median of the stochastically generated scenarios was $183.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, HLI reinsured a portion of the guaranteed minimum death benefit ("GMDB") feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are recorded in 2003 or upon the adoption of SOP 03-1 (see discussion below). Prospectively, as a result of the recapture, HLI will be responsible for all of the remaining and ongoing risks associated with the GMDB related to this block of business. The recapture increased the net amount at risk retained by the Company at June 30, 2003 by $799, which is included in the net amount at risk discussed above.

In the first quarter of 2004, the Company will adopt the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP and current market conditions, the unrecorded GMDB liabilities, net of reinsurance, are estimated to be between $75 and $85 at June 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves is expected to result in a reduction of net income of between $35 and $45. The ultimate actual impact on the

Company's financial statements may differ from management's current estimates.

In addition, the Company issues certain variable annuity products that contain a GMWB. The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders each contract year do not exceed an amount equal to 7% of total premium payments. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. In addition, the policyholder has the option, after a specified time period, to reset the guarantee value to the then-current account value, if greater. The GMWB obligations are derivatives which are required to be carried at fair value in the financial statements. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility and policyholder behavior. Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect as of June 30, 2003, the Company has entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Beginning in July 2003, the Company has utilized substantially all of its existing reinsurance under the current arrangement and will be ceding only a small number of new contracts. Substantially all new contracts with the GMWB will not be covered by reinsurance. In the absence of reinsurance coverage, the Company is exposed to several risks including the risk that fees collected on the GMWB rider may be inadequate to cover the cost of the rider and provide acceptable profit margins. In addition, these unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to address these risks, the Company is evaluating alternative risk mitigation strategies such as product design changes and hedging its equity market risk using capital market instruments.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             2003              2002           CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt (includes current maturities of long-term debt)                        $          514   $          315         63%
Long-term debt                                                                                  3,337            2,596         29%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debentures ("trust preferred securities")                  1,296            1,468        (12%)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT                                                                             $        5,147   $        4,379         18%
------------------------------------------------------------------------------------------------------------------------------------
Equity excluding accumulated other comprehensive income ("AOCI"), net of tax           $        9,692   $        9,640          1%
AOCI, net of tax                                                                                1,807            1,094         65%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             $       11,499   $       10,734          7%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION INCLUDING AOCI                                                    $       16,646   $       15,113         10%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION EXCLUDING AOCI                                                    $       14,839   $       14,019          6%
------------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [1]                                                                               45%              41%
Debt to capitalization  [1]                                                                       31%              29%
====================================================================================================================================

[1] Excluding trust preferred securities from total debt and AOCI from total stockholders' equity and total capitalization, the debt to equity ratio was 40% and 30% and the debt to capitalization ratio was 26% and 21% as of June 30, 2003 and December 31, 2002, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20. If the fair value of the furniture and fixtures were to decline below the residual value, the Company would have to make up the difference under the residual value guarantee.

The Company will periodically evaluate whether an accrual is required related to this residual value guarantee. At June 30, 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.

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

During the second quarter of 2003, the Company increased its capitalization by $2.1 billion through the issuance of $1.2 billion in common stock, $669 in equity units and $249 in senior notes. Contributions of proceeds included: $300 to the Company's qualified pension plan, $150 to the life insurance subsidiaries, $180 to redeem a portion of its Series A 7.7% Cumulative Quarterly Income Preferred Securities due February 28, 2016, with the balance to be used in the property and casualty insurance subsidiaries.

The   Hartford's   total   capitalization   increased  $1.5  billion  and  total
capitalization excluding AOCI increased $820 as of June 30, 2003 compared to December 31, 2002. This increase was due to the capital raising stated above and to the first quarter 2003 net loss of $1.4 billion, which reflects the $1.7 billion, after-tax, charge taken to strengthen reserves as a result of the Company's comprehensive study of its asbestos related exposure.

DEBT

On May 23, 2003, The Hartford issued 12.0 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $582. Subsequently, on May 30, 2003, The Hartford issued 1.8 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $87.

Each equity unit offered initially consists of a corporate unit with a stated amount of fifty dollars per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company's stock and a 5% ownership interest in one thousand dollars principal amount of senior notes due August 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on August 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury securities but has pledged the senior notes or treasury securities to the Company to secure the holder's obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on August 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford's shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford's common stock. If the applicable market value of The Hartford's common stock is equal to or less than $45.50, then the Company will deliver 1.0989 shares to the holder of the equity unit, or an aggregate of 15.2 million shares. If the applicable market value of The Hartford's common stock is greater than $45.50 but less than $56.875, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford's common stock to the holder. Finally, if the applicable market value of The Hartford's common stock is equal to or greater than $56.875, then the Company will deliver 0.8791 shares to the holder, or an aggregate of 12.1 million shares. Accordingly, upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million common shares in the aggregate. The proceeds will be credited to stockholders' equity and allocated between the common stock and additional paid-in-capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.44% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes a 5% ownership interest in one thousand dollars principal amount of senior notes that will mature on August 16, 2008. The aggregate maturity value of the senior notes is $690. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 2.56%. On May 11, 2006, the notes will be remarketed. At that time, The Hartford's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the notes, as necessary, on June 13, 2006, July 12, 2006 and August 11, 2006. If all remarking attempts are unsuccessful, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 7%, consisting of interest (2.56%) and contract adjustment payments (4.44%). The corporate units are listed on the New York Stock Exchange under the symbol "HIG PrD".

The present value of the contract adjustment payments of $95 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the purchase contracts. Additional paid-in capital as of June 30, 2003 also reflected a charge of $17 representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $56.875. Because the average market price of The Hartford's common stock during the quarter ended June 30, 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

On May 23, 2003, The Hartford issued 2.375% senior notes due June 1, 2006 and received net proceeds of $249. Interest on the notes is payable semi-annually on June 1 and December 1, commencing on December 1, 2003.

The table below details the Company's short-term debt programs and the applicable balances outstanding.


                                                                                                               OUTSTANDING
                                                                                                                  AS OF
                                                                                                     -------------------------------
                                                        EFFECTIVE     EXPIRATION       MAXIMUM       JUNE 30, 2003    DECEMBER 31,
DESCRIPTION                                                DATE          DATE         AVAILABLE                           2002
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                                           11/10/86        N/A        $     2,000      $     315       $     315
  HLI                                                     2/7/97         N/A                250             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                              $     2,250      $     315       $     315
Revolving Credit Facility
  5-year revolving credit facility                       6/20/01       6/20/06      $     1,000      $      --       $      --
  3-year revolving credit facility                       12/31/02      12/31/05             490             --              --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                     $     1,490      $      --       $      --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT [1]                                                           $     3,740      $     315       $     315
====================================================================================================================================

[1] Excludes current maturities of long-term debt of $199 and $0 as of June 30, 2003 and December 31, 2002, respectively.

STOCKHOLDERS' EQUITY

Issuance of common stock - On May 23, 2003,  The Hartford  issued  approximately
24.2 million shares of common stock pursuant to an underwritten offering at a price to the public of $45.50 per share and received net proceeds of $1.1 billion. Subsequently, on May 30, 2003, The Hartford issued approximately 2.2 million shares of common stock at a price to the public of $45.50 per share and received net proceeds of $97. On May 23, 2003 and May 30, 2003, The Hartford issued 12.0 million 7% equity units and 1.8 million 7% equity units, respectively. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million shares in the aggregate. For further discussion of the equity units issuance, see the Debt section above.

Dividends - On April 17, 2003, The Hartford declared a dividend on its common stock of $0.27 per share payable on July 1, 2003 to shareholders of record as of June 2, 2003.

CASH FLOWS

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                        --------------------------
                                            2003         2002
------------------------------------------------------------------
Cash provided by operating activities   $     1,336  $     1,089
Cash used for investing activities      $    (5,380) $    (2,234)
Cash provided by financing activities   $     4,092  $     1,103
Cash - end of period                    $       429  $       319
==================================================================

The increase in cash provided by financing activities was primarily the result of capital raising activities in the second quarter and increased proceeds from investment and universal life-type contracts. The increase in cash provided by operating activities was primarily the result of the 2003 asbestos reserve addition offset by changes in receivables, payables and accrual balances. The increase in cash from financing activities accounted for the majority of the change in the cash used for investing activities. Operating cash flows for the six months ended June 30, 2003 and 2002 were adequate to meet liquidity requirements.

PENSION PLAN

On May 29, 2003, the Company contributed $300 to its U.S. qualified defined benefit pension plan.

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

Upon  completion  of the  Company's  asbestos  reserve  study and the  Company's
capital-raising   activities,   certain   of  the  major   independent   ratings
organizations revised The Hartford's financial ratings as follows:

On May 23, 2003, Fitch affirmed all ratings on The Hartford Financial Services Group, Inc. including the fixed income ratings and the insurer financial strength rating of the Hartford Fire Intercompany Pool. Further, these ratings have been removed from Rating Watch Negative and now have a Stable Rating Outlook.

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating on The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of the capital-raising activities. The outlook is stable.

On May 14, 2003, Moody's downgraded the debt ratings of both The Hartford Financial Services Group, Inc. and Hartford Life, Inc. to A3 from A2 and their short-term commercial paper ratings to P-2 from P-1. The outlook on all of the ratings except for the P-2 rating on commercial paper is negative.

On May 13, 2003, A.M. Best affirmed the financial strength ratings of A+ (Superior) of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of HLI. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life Inc. and removed the ratings from under review.

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of August 4, 2003.

                            A.M.            STANDARD
                             BEST    FITCH   & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE FINANCIAL
 STRENGTH RATINGS:
  Hartford Fire               A+      AA       AA-        Aa3
  Hartford Life Insurance
   Company                    A+      AA       AA-        Aa3
  Hartford Life & Accident    A+      AA       AA-        Aa3
  Hartford Life & Annuity     A+      AA       AA-        Aa3
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a-       A        A-        A3
   Commercial paper          AMB-2    F1       A-2        P-2
  Hartford Capital I
   quarterly income
   preferred securities       bbb     A-       BBB       Baa1
  Hartford Capital III
   trust originated
   preferred securities       bbb     A-       BBB       Baa1
  Hartford Life, Inc.:
   Senior debt                a-       A        A-        A3
   Commercial paper           --      F1       A-2        P-2
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       bbb     A-       BBB       Baa1
  Hartford Life Insurance
   Company:
   Short Term Rating          --      --       A-1+       P-2
=================================================================

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

                                       JUNE 30,     DECEMBER 31,
                                         2003           2002
------------------------------------------------------------------
Life Operations                     $      3,503   $       3,019
Property & Casualty Operations             4,986           4,871
------------------------------------------------------------------
TOTAL                               $      8,489   $       7,890
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

Legislative Initiatives - Certain elements of the recently enacted Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on The Hartford's sales of variable annuities and other investment products. In addition, other tax proposals and regulatory initiatives which are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in certain individual tax rates and the estate tax, reductions in benefits currently received by The Hartford stemming from the dividends received deduction, changes to the tax treatment of deferred compensation arrangements, and changes to investment vehicles and retirement savings plans and incentives. Prospects for enactment and the ultimate market effect of these proposals are uncertain. Any potential effect to The Hartford's financial condition or results of operations from the Jobs and Growth Act of 2003 or future tax proposals cannot be reasonably estimated at this time.

On July 10, 2003, the Senate Judiciary Committee approved legislation that, if enacted, would provide for the creation of a federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. The prospects for enactment and the ultimate details of any legislation creating a federal asbestos trust fund are uncertain. Therefore, any potential effect on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2003.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On October 7, 2002, MacArthur filed an action in the Superior Court in Alameda County, California, against Hartford A&I and two other insurers. As in the now-dismissed New York action, MacArthur seeks a declaration of coverage and damages for asbestos bodily injury claims. Four asbestos claimants who allegedly have obtained default judgments against MacArthur also are joined as plaintiffs; they seek to recover the amount of their default judgments and additional damages directly from the defendant insurers and assert a right to an accelerated trial.

In a second amended complaint filed on July 21, 2003 in the Alameda County action, following Hartford A&I's successful demurrer to the first two complaints, MacArthur alleges that its liability for liquidated but unpaid asbestos bodily injury claims is $2.5 billion, of which more than $1.8 billion consists of unpaid judgments. The ultimate amount of MacArthur's alleged non-products asbestos liability, including any unresolved present claims and future demands, is currently unknown.

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur's bankruptcy filings indicate that in conjunction with plan confirmation it will seek to have the full amount of its current and future asbestos liability estimated in an amount substantially more than the alleged liquidated but unpaid claims. If such an estimation is made, MacArthur intends to ask the Alameda County court to enter judgment against the insurers for the amount of its total estimated liability, including unliquidated claims and future demands, less the estimated amount ultimately paid by St. Paul. Hartford A&I has filed an adversary complaint in the MacArthur bankruptcy seeking a declaratory judgment that any estimation made in the bankruptcy proceedings is not an adjudication of MacArthur's asbestos liability for purposes of insurance coverage. A confirmation trial currently is scheduled to begin November 10, 2003.

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

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The appeal is fully briefed but has not been argued. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index on page 58.

(b) Reports on Form 8-K:

     During the quarterly period ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

     Dated May 8, 2003, Item 5, Other Events, to provide supplemental financial disclosure relating to the three fiscal years ended December 31, 2002.

     Dated May 30, 2003, Item 7, Financial Statements and Exhibits, to file and incorporate by reference certain exhibits into the registration statement on Form S-3 (File No. 333-103915), filed with the Securities and Exchange Commission on March 19, 2003, as amended on April 10, 2003, and the registration statement on Form S-3 (File No. 333-105392) filed with the Securities and Exchange Commission on May 19, 2003 pursuant to Rule 462(b).

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



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ Robert J. Price
                                     -------------------------------------------
                                     Robert J. Price
                                     Senior Vice President and Controller



August 6, 2003

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                    FORM 10-Q

                                 EXHIBITS INDEX


   EXHIBIT NO.  DESCRIPTION
   ----------   -----------

        1.01 Underwriting Agreement General Terms and Conditions, dated May 19, 2003, including the Pricing Agreement, dated May 19, 2003 (Common Stock of the Company) (incorporated herein by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed May 30, 2003).

        1.02 Underwriting Agreement General Terms and Conditions, dated May 19, 2003, including the Pricing Agreement, dated May 19, 2003 (Debt Securities of the Company) (incorporated herein by reference to Exhibit 1.2 of the Company's Current Report on Form 8-K filed May 30, 2003).

        1.03 Underwriting Agreement General Terms and Conditions, dated May 19, 2003, including the Pricing Agreement, dated May 19, 2003 (Equity Units of the Company) (incorporated herein by reference to Exhibit 1.3 of the Company's Current Report on Form 8-K filed May 30, 2003).

        4.01 Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture, dated as of October 20, 1995, between ITT Hartford Group, Inc. and The Chase Manhattan Bank (National Association) as Trustee, between the Company and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit
                4.1 of the  Company's  Current  Report on Form 8-K filed May 30,
                2003).

        4.02 Purchase Contract Agreement, dated as of May 23, 2003, between the Company and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed May 30, 2003).

        4.03 Pledge Agreement, dated as of May 23, 2003, between the Company and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed May 30, 2003).

        4.04 Remarketing Agreement, dated as of May 23, 2003, between the Company, Goldman, Sachs & Co., as the Remarketing Agent and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed May 30, 2003).

        15.01   Deloitte & Touche LLP Letter of Awareness.

        31.1 Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------