Form 10-Q
period 2003-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2003-11-05
CIK 874766

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, there were outstanding 282,903,893 shares of Common Stock, $0.01 par value per share, of the registrant.

================================================================================

                                      INDEX


                                                                            PAGE
                                                                            ----
Independent Accountants' Review Report                                         3

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                  4

Condensed Consolidated  Statements of Operations - Third Quarter
and Nine Months Ended September 30, 2003 and 2002                              4

Condensed Consolidated Balance Sheets - September 30, 2003 and
December 31, 2002                                                              5

Condensed  Consolidated  Statements  of Changes in  Stockholders'
Equity - Nine Months Ended September 30, 2003 and 2002                         6

Condensed Consolidated  Statements of Comprehensive Income (Loss)
- Third Quarter and Nine Months Ended September 30, 2003 and 2002              6

Condensed  Consolidated  Statements  of Cash Flows - Nine  Months
Ended September 30, 2003 and 2002                                              7

Notes to Condensed Consolidated Financial Statements                           8

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           25

ITEM 3.  QUANTITATIVE  AND QUALITATIVE  DISCLOSURES  ABOUT MARKET
RISK                                                                          59

ITEM 4.  CONTROLS AND PROCEDURES                                              59


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                     60

ITEM 5. OTHER INFORMATION                                                     61

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      61

Signature                                                                     62

Exhibits Index                                                                63

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2003 and the related condensed consolidated statements of operations and comprehensive income (loss) for the third quarter and nine months ended September 30, 2003 and 2002, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2003

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------- -----------------------------
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)                                      2003            2002         2003          2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                   (Unaudited)
REVENUES
  Earned premiums                                                        $    3,249       $    2,774   $   8,910      $   8,000
  Fee income                                                                    716              627       1,989          1,961
  Net investment income                                                         825              729       2,431          2,161
  Other revenues                                                                145              115         414            348
  Net realized capital gains (losses)                                            12             (160)        216          (333)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                      4,947            4,085      13,960         12,137
          --------------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                              2,998            2,557      10,872          7,455
  Amortization of deferred policy acquisition costs and present value
    of future profits                                                           633              568       1,754          1,696
  Insurance operating costs and expenses                                        609              567       1,801          1,661
  Other expenses                                                                271              199         693            563
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                 4,511            3,891      15,120         11,375
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES                                     436              194      (1,160)           762

  Income tax expense (benefit)                                                   93              (71)       (615)            20
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME (LOSS)                                              $      343       $      265   $    (545)     $     742
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                          $     1.21       $     1.06   $   (2.03)     $    3.00
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE [1]                                    $     1.20       $     1.06   $   (2.03)     $    2.96
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    282.5            248.9       268.9          247.4
Weighted average common shares outstanding and dilutive potential
  common shares [1]                                                           284.8            250.5       268.9          250.3
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                        $     0.27       $     0.26   $    0.81      $    0.78
====================================================================================================================================

[1] As a result of the net loss for the nine months ended September 30, 2003, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                     SEPTEMBER 30,      DECEMBER 31,
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                                      2003              2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
   ASSETS
   Investments
   -----------
   Fixed maturities, available-for-sale, at fair value (amortized cost of $55,649 and $46,241)     $      58,909     $       48,889
   Equity securities, available-for-sale, at fair value (cost of $584 and $937)                              639                917
   Policy loans, at outstanding balance                                                                    2,533              2,934
   Other investments                                                                                       1,539              1,790
------------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                   63,620             54,530
   Cash                                                                                                      496                377
   Premiums receivable and agents' balances                                                                2,831              2,611
   Reinsurance recoverables                                                                                6,215              5,027
   Deferred policy acquisition costs and present value of future profits                                   7,247              6,689
   Deferred income taxes                                                                                     888                545
   Goodwill                                                                                                1,720              1,721
   Other assets                                                                                            3,238              3,397
   Separate account assets                                                                               125,110            107,078
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                             $     211,365     $      181,975
          ==========================================================================================================================

   LIABILITIES
   Reserve for future policy benefits and unpaid claims and claim adjustment expenses
      Property and casualty                                                                        $      21,444     $       17,091
      Life                                                                                                 9,351              8,567
   Other policyholder funds and benefits payable                                                          26,240             23,956
   Unearned premiums                                                                                       4,560              3,989
   Short-term debt                                                                                           515                315
   Long-term debt                                                                                          3,660              2,596
   Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding
     solely junior subordinated debentures ("trust preferred securities")                                    962              1,468
   Other liabilities                                                                                       8,179              6,181
   Separate account liabilities                                                                          125,110            107,078
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                               200,021            171,241
         ---------------------------------------------------------------------------------------------------------------------------

   COMMITMENTS AND CONTINGENCIES (NOTE 5)

   STOCKHOLDERS' EQUITY
   Common stock - 750,000,000 shares authorized, 285,666,976 and 258,184,483 shares issued,
    $0.01 par value                                                                                            3                  3
   Additional paid-in capital                                                                              3,897              2,784
   Retained earnings                                                                                       6,124              6,890
   Treasury stock, at cost - 2,948,161 and 2,943,565 shares                                                  (37)               (37)
   Accumulated other comprehensive income                                                                  1,357              1,094
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                        11,344             10,734
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     211,365     $      181,975
        ============================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                            ----------------------------------------
(IN MILLIONS, EXCEPT FOR SHARE DATA)                                                               2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK/ADDITIONAL PAID-IN CAPITAL                                                                   (Unaudited)
   Balance at beginning of period                                                           $         2,787      $          2,364
     Issuance of common stock in underwritten offering                                                1,161                   330
     Issuance of equity units                                                                          (112)                  (33)
     Issuance of shares and compensation expense associated with incentive and stock
      compensation plans                                                                                 56                    89
     Tax benefit on employee stock options and awards                                                     8                    19
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           3,900                 2,769
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                                                                     6,890                 6,152
     Net income (loss)                                                                                 (545)                  742
     Dividends declared on common stock                                                                (221)                 (193)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           6,124                 6,701
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
   Balance at beginning of period                                                                       (37)                  (37)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                             (37)                  (37)
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of period                                                                     1,094                   534
------------------------------------------------------------------------------------------------------------------------------------
     Change in net unrealized gain/loss on securities, net of tax                                       349                   899
     Change in net gain/loss on cash-flow hedging instruments, net of tax                               (81)                   81
     Foreign currency translation adjustments                                                            (5)                   (4)
------------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                                   263                   976
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                           1,357                 1,510
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $       11,344       $        10,943
====================================================================================================================================
OUTSTANDING SHARES (IN THOUSANDS)
   Balance at beginning of period                                                                   255,241               245,536
     Issuance of common stock in underwritten offering                                               26,377                 7,303
     Issuance of shares under incentive and stock compensation plans                                  1,101                 2,170
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         282,719               255,009
------------------------------------------------------------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                 THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                             -------------------------------------------------------
(IN MILLIONS)                                                                    2003          2002           2003          2002
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                          (Unaudited)                 (Unaudited)
   Net income (loss)                                                         $       343   $       265    $      (545)  $       742
------------------------------------------------------------------------------------------------------------------------------------
 OTHER COMPREHENSIVE INCOME (LOSS)
   Change in net unrealized gain/loss on securities, net of tax                     (383)          716            349           899
   Change in net gain/loss on cash-flow hedging instruments, net of tax              (43)           67            (81)           81
   Foreign currency translation adjustments                                          (24)           (1)            (5)           (4)
------------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income                                                 (450)          782            263           976
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME (LOSS)                                           $      (107)  $     1,047    $      (282)  $     1,718
------------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      NINE MONTHS ENDED
                                                                                                       SEPTEMBER, 30,
                                                                                              ----------------------------------
(IN MILLIONS)                                                                                         2003            2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                                                          $        (545)   $          742
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Amortization of deferred policy acquisition costs and present value of future profits              1,754             1,696
   Additions to deferred policy acquisition costs and present value of future profits                (2,434)           (2,129)
   Change in:
    Reserve for future policy benefits and unpaid claims and claim adjustment expenses and
       unearned premiums                                                                              5,601             1,055
    Reinsurance recoverables                                                                         (1,246)              208
    Receivables                                                                                        (215)             (282)
    Payables and accruals                                                                              (151)              114
    Accrued and deferred income taxes                                                                  (520)              229
   Net realized capital (gains) losses                                                                 (216)              333
   Depreciation and amortization                                                                        199                61
   Other, net                                                                                           651                34
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       2,878             2,061
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of investments                                                                          (24,559)          (15,992)
   Sale of investments                                                                               14,909             8,304
   Maturity of investments                                                                            2,818             2,033
   Sale of affiliates                                                                                    33                 3
   Additions to property, plant and equipment                                                           (74)             (128)
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                         (6,873)           (5,780)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Issuance of short-term debt, net                                                                      --                16
   Issuance of long-term debt                                                                         1,235               617
   Repayment of trust preferred securities                                                             (500)               --
   Issuance of common stock in underwritten offering                                                  1,162               330
   Net proceeds from investment and universal life-type contracts charged against
     policyholder accounts                                                                            2,399             2,916
   Dividends paid                                                                                      (215)             (192)
   Proceeds from issuance of shares under incentive and stock purchase plans                             34                84
--------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       4,115             3,771
================================================================================================================================
   Foreign exchange rate effect on cash                                                                  (1)                8
--------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                 119                60
   Cash - beginning of period                                                                           377               353
--------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                    $         496    $          413
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
 Income taxes                                                                                 $        (121)   $         (162)
 Interest                                                                                     $         178    $          167



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

The accompanying condensed consolidated financial statements and the condensed notes as of September 30, 2003, and for the third quarter and nine months ended September 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

(E)      ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

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

                                   (unaudited)

NOTE 1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(E)         ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

The provisions of SFAS No. 149 that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The Company has elected to defer the adoption of FIN 46 for VIEs created before February 1, 2003 until the fourth quarter of 2003. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company's consolidated financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of September 30, 2003, the Company did not own any such interests that required disclosure.

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

(F)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS


In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which may have a significant impact on the Company. The major provisions of the SOP require:

o Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB") and annuitization options, on an accrual basis versus the previous method of recognition upon payment;
o Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;
o Reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and
o Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(F)  FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company will have to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits, all of which may have a significant effect on the Company's financial condition and results of operations.

Based on management's preliminary review of the SOP and market conditions as of September 30, 2003, the requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature will have an impact on the Company's results of operations. The determination of this liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The unrecorded GMDB liabilities, net of anticipated reinsurance recoverables of approximately $270, are estimated to be between $60 and $70 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves as of September 30, 2003 would result in an estimated reduction of net income of between $30 and $40. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

Through September 30, 2003, the Company has not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but has consistently recorded the related expenses in the period the benefits are paid to contractholders. Net of reinsurance, the Investment Products segment paid $12 and $43 for the third quarter and nine months ended September 30, 2003, respectively, and $17 and $33 for the third quarter and nine months ended September 30, 2002, respectively, in GMDB benefits to contractholders. Downturns in the equity markets could increase these payments. At September 30, 2003, the Investment Products segment held $68.8 billion of variable annuities in its separate accounts. The estimate of the net amount at risk relating to these variable annuities (the amount by which current account values of its variable annuity contracts are not sufficient to meet its GMDB commitments) was $16.2 billion. However, at September 30, 2003, approximately 77% of the net amount at risk was covered by reinsurance, resulting in a retained net amount at risk of $3.7 billion.

In addition to the foregoing impact of the SOP, liabilities for certain of the Company's fixed annuity products (primarily the Company's compound rate contract ("CRC")), of approximately $11 billion, which are currently recorded at fair value as guaranteed separate account liabilities will be revalued at current account value in the general account. The related guaranteed separate account assets supporting CRC will also be reclassified to the general account as available for sale securities and will continue to be recorded at fair value with subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, recorded in other comprehensive income. Upon adoption of the SOP, the Company will record a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on the invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustment to earnings as well as the adjustment to other comprehensive income will be recorded net of amortization of deferred acquisition costs. The earnings adjustment will also be recorded net of income taxes. As of September 30, 2003, the Company is still in the process of evaluating the impact of these changes on its consolidated financial condition and results of operations. However, it is expected that the impact to stockholders' equity (accumulated other comprehensive income) will be positive and significant. Moreover, the interest rate environment at the date of the adoption of the SOP will have a significant impact on the cumulative effect change in earnings and other comprehensive income.

The Company's liability for variable annuity products offered in Japan, recorded at account value in the separate account, will also be reclassified to the general account. The related separate account assets supporting the Japanese variable annuity liabilities will be reclassified to the general account, as well, and recorded in accordance with the Company's investment accounting policies. As of September 30, 2003, the Company is still in the process of evaluating the impact of revaluing these separate account assets and liabilities upon their movement into the general account. The Company does not expect the impact of adopting the remaining provisions of the SOP to be significant.

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

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement

                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

(F)      FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are not impacted by DIG B36 as they were entered into prior to the Company's "grandfather" date for embedded derivatives, without substantive modifications, or the "modco" payable or receivable is recorded in the separate account, and is already recorded at fair value with changes in fair value recorded in net income. The Company has determined that one of its modified coinsurance does contain an embedded derivative. The Company believes the embedded derivative is akin to a total return swap and is in the process of determining the fair value for the swap.

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

(G)      STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", which provides three optional transition methods for entities that decide to voluntarilyadopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock-Based Compensation", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the nine months ended September 30, 2003 was $40, after-tax. The fair value of these awards will be recognized as expense over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the third quarter and nine months ended September 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. For further discussion of the Company's stock-based compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.



                                                                               THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                                            ---------------------------      -----------------------
                                                                                2003          2002              2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $      343    $     265          $   (545)    $     742
Add:  Stock-based employee compensation expense included in reported net
   income (loss), net of related tax effects [1]                                     4            2                15             4
Deduct:  Total stock-based employee compensation expense determined under
   the fair value method for all awards, net of related tax effects                (11)         (16)              (37)          (41)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                             $      336    $     251          $   (567)    $     705
====================================================================================================================================
Earnings (loss) per share:
   Basic - as reported                                                      $     1.21    $    1.06          $  (2.03)    $    3.00
   Basic - pro forma [2]                                                    $     1.19    $    1.01          $  (2.11)    $    2.85
   Diluted - as reported [3]                                                $     1.20    $    1.06          $  (2.03)    $    2.96
   Diluted - pro forma [2] [3]                                              $     1.18    $    1.00          $  (2.11)    $    2.82
====================================================================================================================================

[1] Includes the impact of non-option plans of $2 and $0, respectively, for the third quarter, and $4 and $2, respectively, for the nine months ended September 30, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.
[3] As a result of the net loss in the nine months ended September 30, 2003, SFAS No. 128 "Earnings Per Share" requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.

                                   (unaudited)

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

                                                         SEPTEMBER 30, 2003                              DECEMBER 31, 2002
                                             -------------------------------------------     ---------------------------------------
                                                GROSS CARRYING       ACCUMULATED NET            GROSS CARRYING      ACCUMULATED NET
AMORTIZED INTANGIBLE ASSETS                         AMOUNT            AMORTIZATION                  AMOUNT            AMORTIZATION
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                $        1,406       $           346           $         1,406      $          274
Renewal rights                                             46                    32                        42                  27
Other                                                       9                    --                        --                  --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                          $        1,461       $           378           $         1,448      $          301
====================================================================================================================================


Net amortization expense for the third quarter and nine months ended September 30, 2003 was $25 and $77, respectively. Net amortization expense for the third quarter and nine months ended September 30, 2002 was $35 and $87, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------
                      2003                         $       109
                      2004                         $       124
                      2005                         $       101
                      2006                         $        88
                      2007                         $        73
=================================================================

The carrying amounts of goodwill as of September 30, 2003 and December 31, 2002, are shown below.

                                    SEPTEMBER 30,   DECEMBER 31,
                                        2003            2002
-------------------------------------------------------------------
Life                              $      796        $      796
Property & Casualty                      152               153
Corporate                                772               772
-------------------------------------------------------------------
Total                             $    1,720        $    1,721
===================================================================

The decrease of $1 to Property & Casualty's goodwill asset is attributable to the sale of Trumbull Associates, LLC. For further discussion of this sale, see
Note 6.

NOTE 3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

(A)  SECURITIES LENDING

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of September 30, 2003, the fair value of the loaned securities wasapproximately $1.1 billion and was included in fixed maturities. The cash collateral received as of September 30, 2003 of approximately $1.1 billion was invested in short-term securities and was also included in fixed maturities, with a corresponding liability for the obligation to return the collateral recorded in other liabilities. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $0.5 for the third quarter and $0.8 for the nine months ended September 30, 2003, which was included in net investment income.

(B)  DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, for one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed with and/or approved by, as applicable by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed  discussion of the Company's use of derivative  instruments,  see
Note 1(h) of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company carried $297 and $299, respectively, of derivative assets in other investments and $228 and $208, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative (assets) liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity contracts of $(39) and $48 at September 30, 2003 and December 31, 2002, respectively, in other policyholder funds. The Company has entered into an offsetting reinsurance arrangement, which is recognized as a derivative asset. The fair value of this derivative (liability) asset, at September 30, 2003 and December 31, 2002 was $(42) and $48, respectively, and was

                                   (unaudited)


NOTE 3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(B)  DERIVATIVE INSTRUMENTS (CONTINUED)

included  in  reinsurance  recoverables.   See  "Product  Derivatives  and  Risk
Management" section below for a discussion concerning the Company's risk management strategies for the unreinsured GMWB business.

Cash-Flow Hedges

For the third quarter ended September 30, 2003, the Company reported a net realized loss representing the total ineffectiveness of all cash-flow hedges of $1. For the nine months ended September 30, 2002, the Company's net gain or loss representing the total ineffectiveness of all cash-flow hedges was immaterial.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 and $5, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. As of each of September 30, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $3.2 billion. For the third quarter and nine months ended September 30, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

During the third quarter of 2003, The Company entered into an interest rate swap with a notional value of $250 as an economic hedge of a portion of the Company's senior debt. The interest rate swap agreement was structured to exactly offset the terms and conditions of the hedged senior debt (i.e., notional value, maturity date and payment dates) and has been designated as a hedge of the benchmark interest rate (i.e., LIBOR).

For the third quarter and nine months ended September 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2003 and December 31, 2002, the Company held $1.0 billion and $800, respectively, in derivative notional value related to strategies categorized as fair-value hedges.


Other Investment and Risk Management Activities

General

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of September 30, 2003 and December 31, 2002, the Company held $7.6 billion and $6.8 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities, excluding Product Derivatives and Risk Management activities.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. In valuing the embedded derivative, the Company attributes a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the "Attributed Fees"). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees is recorded in fee income.


For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative

                                   (unaudited)


NOTE 3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

(B)  DERIVATIVE INSTRUMENTS (CONTINUED)

assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under the current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. As of September 30, 2003, $9.8 billion out of $12.6 billion of account value with the GMWB feature was reinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index put options and futures contracts. At September 30, 2003, the notional value of the options and futures contracts purchased was $475. During the third quarter of 2003, net realized capital gains and losses included the change in market value of both the value of the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a loss of less than $1 before deferred policy acquisition costs and tax effects for the quarter ended September 30, 2003.

For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 1(h) of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

NOTE 4.  EARNINGS (LOSS) PER SHARE

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.


                                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                     --------------------------------------    -------------------------------------
                                                          NET                   PER SHARE        NET INCOME                PER SHARE
SEPTEMBER 30, 2003                                      INCOME       SHARES      AMOUNT            (LOSS)       SHARES      AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders      $    343         282.5   $   1.21         $     (545)       268.9   $  (2.03)
                                                                              -------------                              -----------
DILUTED EARNINGS (LOSS) PER SHARE [1]
 Options                                                   --           2.3                            --         --
                                                     -------------------------                 --------------------------
 Income (loss) available to common shareholders plus
  assumed conversions                                $    343         284.8   $   1.20         $     (545)       268.9   $  (2.03)
====================================================================================================================================

[1] As a result of the net loss in the nine months ended September 30, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.


                                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                     --------------------------------------    -------------------------------------
                                                          NET                   PER SHARE           NET                    PER SHARE
SEPTEMBER 30, 2002                                       INCOME      SHARES      AMOUNT            INCOME       SHARES      AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
 Income available to common shareholders             $    265          248.9  $   1.06         $      742        247.4   $   3.00
                                                                              -------------                              -----------
DILUTED EARNINGS PER SHARE
 Options                                                   --            1.6                           --          2.9
                                                     -------------------------                 --------------------------
 Income available to common shareholders plus
  assumed conversions                                $    265          250.5  $   1.06         $      742        250.3   $   2.96
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

                                   (unaudited)


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

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking, for the first time, additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had not exhausted limits that MacArthur alleges to be available for non-products liability. The complaint sought a declaration of coverage and unquantified damages. On March 28, 2003, the District Court dismissed this action without prejudice on MacArthur's motion.

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

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur asked the bankruptcy court to determine the full amount of its current and future asbestos liability in an amount substantially more than the alleged liquidated but unpaid claims. On October 31, 2003, the bankruptcy court ruled that it would neither determine nor estimate the total amount of current and future asbestos liability claims against MacArthur. The Company expects that MacArthur will ask the Alameda County court instead to determine the total amount of current and future asbestos liability claims against MacArthur and to enter judgment against Hartford A&I for a substantial portion of that amount. A confirmation trial currently is scheduled to begin November 10, 2003.

In a second amended complaint filed on July 21, 2003 in the Alameda County action, following Hartford A&I's successful demurrer to the first two complaints, MacArthur alleges that its liability for liquidated but unpaid asbestos bodily injury claims is $2.5 billion, of which more than $1.8 billion consists of unpaid judgments. The ultimate amount of MacArthur's asbestos liability, including any unresolved present claims and future demands, is currently unknown.

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(A)  LITIGATION (CONTINUED)

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

Bancorp Services, LLC - In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, The Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular injuries are subject to the product/completed operation claims aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, recently have experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-product" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims that cannot be anticipated at this time, whether some policyholders' liabilities will reach the umbrella or excess layer of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It also is not possible to predict changes

                                   (unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures.

In the first quarter of 2003, several events occurred that in the Company's view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. For example, in February 2003, Combustion Engineering, long a major asbestos defendant, filed a pre-packaged bankruptcy plan under which it proposed to emerge from bankruptcy within five weeks, before opponents of the plan could have a meaningful opportunity to object, and included many novel features in its plan that its insurers found objectionable. In December 2002, Halliburton had announced its intention to file a similar plan through one or more subsidiaries, although it has not yet filed, and in January 2003, Honeywell announced that it had reached an agreement with the plaintiffs' bar that would enable it to file a pre-negotiated plan through its former NARCO subsidiary, then already in bankruptcy. In January 2003, Congoleum, a floor tile manufacturer, which previously had defended claims successfully in the tort system, announced its intention to file a pre-packaged plan of reorganization to be funded almost entirely with insurance proceeds. Moreover, prominent members of the plaintiffs' and policyholders' bars announced publicly their intention to file many more such plans. These events represented a worsening of conditions the Company observed in 2002, which were described in the Company's 2002 Form 10-K Annual Report.

As a result of these worsening conditions, the Company conducted a comprehensive, ground-up study of its asbestos exposures in the first quarter of 2003 in an effort to project, beginning at the individual account level, the effect of these trends on the Company's estimated total exposure to asbestos liability. Based on the results of the study and the Company's reevaluation of the deteriorating conditions described above, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

As of September 30, 2003 and December 31, 2002, the Company reported $3.6 billion and $1.1 billion of net asbestos reserves and $517 and $591 of net environmental reserves, respectively. Because of the significant uncertainties previously described, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results, financial condition and liquidity. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

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

At September 30, 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.

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

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $65.

NOTE 6.  SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the shares of Hartford Life, Inc. ("HLI") that the Company did not already own ("the HLI Repurchase"), as well as capital raised that has not been contributed to the Company's insurance subsidiaries are included in Corporate.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer-sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in an Other category its

                                   (unaudited)

NOTE 6.  SEGMENT INFORMATION (CONTINUED)

international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments. Property & Casualty also includes income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, and other expenses including interest, severance and income taxes. Included in net income for Property & Casualty for the nine months ended September 30, 2003 is an expense of $27, after-tax, related to severance costs associated with several expense reduction initiatives announced in May 2003.

On September 1, 2003, the Company sold a wholly owned subsidiary, Trumbull Associates, LLC, for $33, resulting in a gain of $15, after-tax. The gain is included in net realized capital gains. The revenues and net income of Trumbull Associates, LLC were not material to the Company or the Property & Casualty operation.

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

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premiums less the related unamortized commissions/deferred acquisition costs and an override commission, which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the next two years. The guaranteed minimum is reflected in net income for the nine months ended September 30, 2003. The Company remains subject to reserve development relating to all retained business.

Prior to the Endurance transaction, the Reinsurance segment assumed reinsurance in North America and primarily wrote treaty reinsurance through professional reinsurance brokers covering various property, casualty, property catastrophe, marine and alternative risk transfer ("ART") products. ART included non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate of excess of loss agreements and quota share treaties with single event caps. International property catastrophe, marine and ART were also written outside of North America through a London contact office.

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company's asbestos and environmental exposures.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. Property & Casualty underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest

                                   (unaudited)


NOTE 6.  SEGMENT INFORMATION (CONTINUED)

income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. During the nine months ended September 30, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Property & Casualty segments entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operation. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, are included in the Specialty Commercial segment.

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty
Commercial, Reinsurance and Other Operations segments, while net income is presented for Life and Property & Casualty.


REVENUES                                                                  THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      ----------------------------     -----------------------------
                                                                          2003          2002                2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                 $    1,182    $      761         $    2,832     $    2,337
  Individual Life                                                            249           239                733            720
  Group Benefits                                                             663           645              1,968          1,943
  COLI                                                                       117           145                370            451
  Other [1]                                                                   37          (125)                93           (252)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                 2,248         1,665              5,996          5,199
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
     Earned premiums and other revenues
       Business Insurance                                                    947           795              2,724          2,293
       Personal Lines                                                        837           789              2,454          2,308
       Specialty Commercial                                                  512           414              1,370          1,037
       Reinsurance                                                            82           178                296            521
       Other Operations                                                       --            19                 14             58
------------------------------------------------------------------------------------------------------------------------------------
     Total earned premiums and other revenues                              2,378         2,195              6,858          6,217
     Net investment income                                                   302           262                878            787
     Net realized capital gains (losses)                                      14           (42)               216            (80)
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                  2,694         2,415              7,952          6,924
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                      5             5                 12             14
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                  $    4,947    $    4,085         $   13,960     $   12,137
====================================================================================================================================

[1] Amounts include net realized capital gains (losses), before-tax, of $(2) and $(118) for the third quarter ended September 30, 2003 and 2002, respectively, and $0 and $(253) for the nine months ended September 30, 2003 and 2002, respectively.

                                   (unaudited)


NOTE 6.  SEGMENT INFORMATION (CONTINUED)


NET INCOME (LOSS)                                                         THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      ----------------------------     -----------------------------
                                                                          2003          2002                2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                                 $      129    $      100         $      368     $      335
  Individual Life                                                             36            33                104             99
  Group Benefits                                                              38            34                107             92
  COLI                                                                       (30)           10                (11)            20
  Other [1]                                                                  (12)          (16)               (38)          (114)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                   161           161                530            432
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
     Underwriting results
       Business Insurance                                                     20            21                 50             17
       Personal Lines                                                         37           (13)                92            (48)
       Specialty Commercial                                                  (50)            3                (54)             1
       Reinsurance                                                           (10)           (4)              (105)           (17)
       Other Operations                                                      (12)          (42)            (2,657)          (129)
------------------------------------------------------------------------------------------------------------------------------------
     Total Underwriting results                                              (15)          (35)            (2,674)          (176)
     Net servicing and other income                                            9             4                 15              7
     Net investment income                                                   302           262                878            787
     Net realized capital gains (losses)                                      14           (42)               216            (80)
     Other expenses [2]                                                      (42)          (68)              (161)          (162)
     Income tax (expense) benefit                                            (66)          (11)               692            (48)
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                    202           110             (1,034)           328
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                    (20)           (6)               (41)           (18)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                $      343    $      265         $     (545)    $      742
====================================================================================================================================

[1] Amounts include net realized capital gains (losses), after-tax, of $(1) and $(71) for the third quarter ended September 30, 2003 and 2002, respectively, and $0 and $(154) for the nine months ended September 30, 2003 and 2002, respectively.
[2] Amounts include before-tax severance charges of $41 for the nine months ended September 30, 2003.


NOTE 7.  DEBT                                SEPT. 30,   DEC. 31,
                                                2003       2002
--------------------------------------------------------------------
SHORT-TERM DEBT
Commercial paper                             $     315  $      315
Current maturities of long-term debt               200          --
--------------------------------------------------------------------
       TOTAL SHORT-TERM DEBT                 $     515  $      315
====================================================================
LONG-TERM DEBT [1]
  6.9%     Notes, due 2004                   $      --  $      199
  7.75%    Notes, due 2005                         247         247
  2.375%   Notes, due 2006                         254          --
  7.1%     Notes, due 2007                         198         198
  4.7%     Notes, due 2007                         300         300
  2.56%    Equity Units Notes, due 2008            690          --
  6.375%   Notes, due 2008                         200         200
  4.1%     Equity Units Notes, due 2008            330         330
  7.9%     Notes, due 2010                         274         274
  4.625%   Notes, due 2013                         319          --
  7.3%     Notes, due 2015                         200         200
  7.65%    Notes, due 2027                         248         248
  7.375%   Notes, due 2031                         400         400
--------------------------------------------------------------------
       TOTAL LONG TERM DEBT                  $   3,660  $    2,596
--------------------------------------------------------------------
[1]  The Hartford's  long-term debt securities are issued by either The Hartford
     Financial   Services  Group,   Inc.  ("HFSG")  or  HLI  and  are  unsecured
     obligations of HFSG or HLI and rank pari passsu with all other unsecured and unsubordinated indebtedness of HFSG or HLI.


(A)  LONG-TERM DEBT

Equity Units Offering
---------------------

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

The present value of the contract adjustment payments of $95 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the purchase contracts. Additional paid-in capital as of September 30, 2003 also reflected a charge of $17 representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $56.875. Because the average market price of The Hartford's common stock during the quarter and nine months ended September 30, 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

Senior Notes Offerings
----------------------

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

(B)  TRUST PREFERRED SECURITIES

The Hartford and its subsidiary HLI have formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") of The Hartford or HLI as applicable; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements.

The financial structure of Hartford Capital I and III, and Hartford Life Capital I and II, as of September 30, 2003 and December 31, 2002, were as follows:

                                   (unaudited)

NOTE 7.  DEBT (CONTINUED)

(B)  TRUST PREFERRED SECURITIES (CONTINUED)

                                                         Hartford Capital    Hartford Life       Hartford Life          Hartford
                                                                III            Capital II          Capital I          Capital I [4]
------------------------------------------------------------------------------------------------------------------------------------
TRUST PREFERRED SECURITIES
   Issuance date                                           Oct. 26, 2001      Mar. 6, 2001       June 29, 1998        Feb. 28, 1996
   Securities issued                                       20,000,000           8,000,000         10,000,000           20,000,000
   Liquidation preference per security (in dollars)               $25                 $25                $25                  $25
   Liquidation value                                             $500                $200               $250                 $500
   Coupon rate                                                   7.45%              7.625%              7.20%                7.70%
   Distribution payable                                      Quarterly         Quarterly           Quarterly            Quarterly
   Distribution guaranteed by [1]                          The Hartford           HLI                 HLI             The Hartford
   Balance September 30, 2003                                    $517                $200               $245                  $--
   Balance December 31, 2002                                     $523                $200               $245                 $500
JUNIOR SUBORDINATED DEBENTURES [2] [3]
   Amount owed                                                   $500                $200               $250                 $500
   Coupon rate                                                   7.45%              7.625%              7.20%                7.70%
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

[1] The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including the payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.
[2] For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford's or HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.
[3] The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.
[4] $180 of the securities for Hartford Capital I were redeemed on June 30, 2003. The remaining $320 of these securities were redeemed on September 30, 2003.


(C)  SHORT-TERM DEBT

The following is a summary of short-term borrowings available to the Company and outstanding balances at September 30, 2003 and December 31, 2002


                                                                                                             OUTSTANDING AS OF
                                                                                                     -------------------------------
                                                        EFFECTIVE     EXPIRATION       MAXIMUM        SEPTEMBER 30,     DECEMBER 31,
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
====================================================================================================================================

[1] Excludes current maturities of long-term debt of $200 and $0 as of September 30, 2003 and December 31, 2002, respectively.

                                   (unaudited)

NOTE 7.  DEBT (CONTINUED)

(C)  SHORT-TERM DEBT (CONTINUED)

On December 31, 2002, the Company and HLI entered into a joint three-year Competitive Advance and Revolving Credit Facility with a group of participating banks to enable the Company and HLI to borrow an aggregate amount of up to $490. As of September 30, 2003 and December 31, 2002, there were no outstanding borrowings under this facility. On February 26, 2003, the Company entered into a Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility with a group of participating banks to amend and restate the Company's ability to borrow an aggregate amount of up to $1 billion. As of September 30, 2003 and December 31, 2002, there were no outstanding borrowings under this facility.

(D)  INTEREST EXPENSE

The following table presents interest expense incurred related to debt and trust preferred securities for the third quarter and nine months ended September 30, 2003 and 2002, respectively.


                                                                         THIRD QUARTER  ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                          2003          2002                2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                       $  1          $  1               $   4          $   4
Long-term debt                                                          52            44                 141            127
Trust preferred securities                                              17            22                  60             67
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                            $ 70          $ 67               $ 205          $ 198
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

The components of accumulated other comprehensive income (loss) were as follows:



                                                             NET         NET GAIN
                                                         UNREALIZED     (LOSS) ON       FOREIGN        MINIMUM
                                                         GAIN (LOSS)    CASH-FLOW       CURRENCY       PENSION
                                                             ON          HEDGING       CUMULATIVE     LIABILITY    ACCUMULATED OTHER
                                                         SECURITIES,   INSTRUMENTS,   TRANSLATION    ADJUSTMENT,     COMPREHENSIVE
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2003           NET OF TAX     NET OF TAX    ADJUSTMENTS    NET OF TAX      INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $ 2,176       $   90          $   (76)      $   (383)       $  1,807
 Unrealized gain/loss on securities [1] [2]                    (383)          --               --             --            (383)
 Net gain/loss on cash-flow hedging instruments [1] [3]          --          (43)              --             --             (43)
 Foreign currency translation adjustments                        --           --              (24)            --             (24)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $ 1,793       $   47          $  (100)      $   (383)       $  1,357
------------------------------------------------------------------------------------------------------------------------------------

FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                $   789       $   77          $  (119)      $    (19)       $    728
 Unrealized gain/loss on securities [1] [2]                     716           --               --             --             716
 Net gain/loss on cash-flow hedging instruments [1] [3]          --           67               --             --              67
 Foreign currency translation adjustments                        --           --               (1)            --              (1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                      $ 1,505       $  144          $  (120)      $    (19)       $  1,510
====================================================================================================================================

                                   (unaudited)

NOTE 9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)


                                                                         NET GAIN
                                                             NET        (LOSS) ON       FOREIGN        MINIMUM
                                                         UNREALIZED     CASH-FLOW       CURRENCY       PENSION
                                                           GAIN ON       HEDGING       CUMULATIVE     LIABILITY    ACCUMULATED OTHER
                                                         SECURITIES,   INSTRUMENTS,   TRANSLATION    ADJUSTMENT,     COMPREHENSIVE
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003             NET OF TAX     NET OF TAX    ADJUSTMENTS    NET OF TAX      INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                             $   1,444     $     128     $     (95)    $      (383)    $       1,094
 Unrealized gain/loss on securities [1] [2]                    349            --            --              --               349
 Net gain/loss on cash-flow hedging instruments [1] [3]         --           (81)           --              --               (81)
 Foreign currency translation adjustments                       --            --            (5)             --                (5)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                   $   1,793     $      47     $    (100)    $      (383)    $       1,357
------------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                             $     606     $      63     $    (116)    $       (19)    $         534
 Unrealized gain/loss on securities [1] [2]                    899            --            --              --               899
 Net gain/loss on cash-flow hedging instruments [1] [3]         --            81            --              --                81
 Foreign currency translation adjustments                       --            --            (4)             --                (4)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                   $   1,505     $     144     $    (120)    $       (19)    $       1,510
------------------------------------------------------------------------------------------------------------------------------------

[1] Unrealized gain/loss on securities is net of tax and other items of $(465) and $385 for the third quarter and $152 and $484 for the nine months ended September 30, 2003 and 2002, respectively. Net gain/loss on cash-flow hedging instruments is net of tax expense (benefit) of $(24) and $36 for the third quarter and $(44) and $44 for the nine months ended September 30, 2003 and 2002, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income (loss) of $33 and $(106) for the third quarter and $148 and $(210) for the nine months ended September 30, 2003 and 2002, respectively.
[3] Net of amortization adjustment of $3 and $1 for the third quarter and $16 and $3 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 10.  REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, HLI reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, HLI will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 1(f).

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
     (Dollar amounts in millions except share data unless otherwise stated)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of September 30, 2003, compared with December 31, 2002, and its results of operations for the third quarter and nine months ended September 30, 2003, compared to the equivalent 2002 periods. This discussion should be read in conjunction with the MD&A in The Hartford's 2002 Form 10-K Annual Report. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

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

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Critical Accounting Estimates                                  25
Consolidated Results of Operations: Operating Summary          27
Life                                                           31
Investment Products                                            32
Individual Life                                                33
Group Benefits                                                 33
Corporate Owned Life Insurance ("COLI")                        34
Property & Casualty                                            35
Business Insurance                                             38
Personal Lines                                                 39
Specialty Commercial                                           40
Reinsurance                                                    41
Other Operations (Including Asbestos and
   Environmental Claims)                                       42
Investments                                                    45
Capital Markets Risk Management                                49
Capital Resources and Liquidity                                55
Accounting Standards                                           59

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

DEFERRED POLICY ACQUISITION COSTS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At September 30, 2003 and December 31, 2002, the carrying value of the Company's Life operations' DAC was $6.3 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the nine months ended September 30, 2003 and September 30, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended September 30, 2003 and 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 10% or less for the remainder of 2003, and if overall separate account returns decline by 5% or less for the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at September 30, 2003. If the Company assumed a 9% average long-term rate of growth from September 30, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $75-$80, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $100-$110, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the Standard & Poor's 500 Index ("S&P") (which closed at 996 on September 30, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of September 30, 2003, the Company believed variable annuity separate account assets could fall by at least 30% before portions of its DAC asset would be unrecoverable.

VALUATION OF DERIVATIVE INSTRUMENTS

Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

The Company has calculated the fair value of the guaranteed minimum withdrawal benefit ("GMWB") liability (see Note 3(b) of Notes to Condensed Consolidated Financial Statements) based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company has assumed expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index will be based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices shall be based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve shall be used to determine the present value of expected future cash flows produced in the stochastic projection process.

OTHER CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company's critical accounting estimates regarding Property & Casualty DAC; valuation of investments; pension and other postretirement benefits; and contingencies since the filing of the Company's 2002 Form 10-K Annual Report.

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $    3,249    $    2,774      17%          $    8,910    $    8,000      11%
Fee income                                                    716           627      14%               1,989         1,961       1%
Net investment income                                         825           729      13%               2,431         2,161      12%
Other revenues                                                145           115      26%                 414           348      19%
Net realized capital gains (losses)                            12          (160)     NM                  216          (333)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           4,947         4,085      21%              13,960        12,137      15%
Benefits, claims and claim adjustment expenses              2,998         2,557      17%              10,872         7,455      46%
Amortization of deferred policy acquisition costs
 and present value of future profits                          633           568      11%               1,754         1,696       3%
Insurance operating costs and expenses                        609           567       7%               1,801         1,661       8%
Other expenses                                                271           199      36%                 693           563      23%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      4,511         3,891      16%              15,120        11,375      33%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          436           194     125%              (1,160)          762      NM
Income tax expense (benefit)                                   93           (71)     NM                 (615)           20      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                   $      343    $      265      29%          $     (545)   $      742      NM
====================================================================================================================================

The Hartford defines the following as "NM" or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

OPERATING RESULTS

Revenues for the third quarter and nine months ended September 30, 2003 increased $862 and $1.8 billion, respectively, over the comparable 2002 periods. Contributing to these increases were net realized capital gains and earned pricing increases within both the Business Insurance and Specialty Commercial segments. Higher earned premiums and net investment income in the Investment Products segment also contributed to these increases.

Total benefits, claims and expenses increased $620 for the third quarter ended September 30, 2003 over the comparable prior year period. The increase was primarily due to growth within the Business Insurance, Specialty Commercial and Investment Products segments.

Total benefits, claims and expenses increased $3.7 billion for the nine months ended September 30, 2003 over the comparable prior year period primarily due to the Company's asbestos reserve strengthening actions during the first quarter of 2003.

As compared to the third quarter ended September 30, 2002, net income increased $78 for the third quarter ended September 30, 2003. The increase is primarily due to net realized capital gains as well as strong earned pricing increases in the Personal Lines segment and the favorable effect of the rebound in the equity markets on the Investment Products segment, partially offset by $40 of after-tax expense related to the settlement of litigation with Bancorp Services, LLC ("Bancorp"). For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.

The net loss for the nine months ended September 30, 2003 is primarily due to the Company's first quarter 2003 asbestos reserve strengthening of $1.7 billion, after-tax, partially offset by net realized capital gains. Included in net loss for the nine months ended September 30, 2003 is $27 of severance charges, after-tax, in Property & Casualty. Included in net income for the nine months ended September 30, 2002 is the $8 after-tax benefit recognized by Hartford Life, Inc. ("HLI") related to the reduction of HLI's reserves associated with September 11 and $11 of after-tax expense related to litigation with Bancorp.

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

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $65.

The effective tax rate for the third quarter and nine months ended September 30, 2003 was 21% and 53%, respectively, as compared with (37%) and 3%, respectively, for the comparable periods in 2002. Tax-exempt interest earned on invested assets and the dividends-received deduction were the principal causes of the effective tax rates differing from the 35% U.S. statutory rate.

ADOPTION OF FAIR VALUE RECOGNITION PROVISIONS FOR STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock-Based Compensation", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the nine months ended September 30, 2003 was $40, after-tax. The fair value of these awards will be recognized as expense over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the third quarter and nine months ended September 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company's stock-based compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                              THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                          -------------- -------------     ------------- -----------
                                                                              2003           2002              2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                            $       343    $     265         $    (545)    $     742
Add:  Stock-based employee compensation expense included in reported
   net income (loss), net of related tax effects [1]                                4            2                15             4
Deduct:  Total stock-based employee compensation expense determined
   under the fair value method for all awards, net of related tax                 (11)         (16)              (37)          (41)
   effects
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                           $       336    $     251         $    (567)    $     705
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic - as reported                                                    $      1.21    $    1.06         $   (2.03)    $    3.00
   Basic - pro forma [2]                                                  $      1.19    $    1.01         $   (2.11)    $    2.85
   Diluted - as reported [3]                                              $      1.20    $    1.06         $   (2.03)    $    2.96
   Diluted - pro forma [2] [3]                                            $      1.18    $    1.00         $   (2.11)    $    2.82
====================================================================================================================================

[1] Includes the impact of non-option plans of $2 and $0, respectively, for the third quarter and $4 and $2, respectively, for the nine months ended September 30, 2003 and 2002.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.
[3] As a result of the net loss in the nine months ended September 30, 2003, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.

ORGANIZATIONAL STRUCTURE

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, the capital raising and purchase accounting adjustment activities related to the June 27, 2000 acquisition of all of the shares of Hartford Life, Inc. ("HLI") that the Company did not already own ("the HLI Repurchase"), as well as capital raised that has not been contributed to the Company's insurance subsidiaries are included in Corporate.

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

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments. Property & Casualty also includes income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, and other expenses including interest, severance and income taxes. Included in net income for the nine months ended September 30, 2003 for Property & Casualty is $27, after-tax, related to severance costs associated with several expense reduction initiatives announced in May 2003.

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premiums less the related unamortized commissions/deferred acquisition costs and an override commission, which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the next two years. The guaranteed minimum is reflected in net income for the nine months ended September 30, 2003. The Company remains subject to reserve development relating to all retained business.

On September 1, 2003, the Company sold a wholly owned subsidiary, Trumbull Associates, LLC, for $33, resulting in a gain of $15, after-tax. The gain is included in net realized capital gains. The revenues and net income of Trumbull Associates, LLC were not material to the Company or the Property & Casualty operation.

The measure of profit or loss used by The Hartford's management in evaluating the performance of its Life segments is net income. Property & Casualty underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses.

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. During the nine months ended September 30, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred by the Property & Casualty operation and will be reported as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Property & Casualty segments entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operations through this subsidiary, allowing for reinsurance decisions to be made on a corporate-wide basis. The financial results of this reinsurance program, net of retrocessions by the reinsuring subsidiary to unrelated reinsurers, are included in the Specialty Commercial segment.

SEGMENT RESULTS

The following is a summary of net income (loss) for each of the Company's Life segments and aggregate net income (loss) for the Company's Property & Casualty operations.


NET INCOME (LOSS)                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products                                  $      129    $      100      29%          $      368    $      335      10%
  Individual Life                                              36            33       9%                 104            99       5%
  Group Benefits                                               38            34      12%                 107            92      16%
  COLI                                                        (30)           10      NM                  (11)           20      NM
  Other                                                       (12)          (16)     25%                 (38)         (114)     67%
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                    161           161      --                  530           432      23%
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                     202           110      84%              (1,034)          328      NM
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                     (20)           (6)      NM                 (41)          (18)   (128%)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                    $      343    $      265      29%          $     (545)   $      742      NM
====================================================================================================================================

The following is a summary of the Property & Casualty underwriting results by segment. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

UNDERWRITING RESULTS (BEFORE-TAX)                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------

  Business Insurance                                  $        20   $        21      (5%)        $        50   $        17     194%
  Personal Lines                                               37           (13)     NM                   92           (48)     NM
  Specialty Commercial                                        (50)            3      NM                  (54)            1      NM
  Reinsurance                                                 (10)           (4)   (150%)               (105)          (17)     NM
  Other Operations                                            (12)          (42)     71%              (2,657)         (129)     NM
====================================================================================================================================

In the sections that follow, the Company analyzes the results of operations of its various segments using the performance measurements that the Company believes are meaningful.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $      981    $      667      47%          $    2,370    $    2,040      16%
Fee income                                                    716           627      14%               1,989         1,961       1%
Net investment income                                         518           462      12%               1,538         1,360      13%
Other revenues                                                 35            27      30%                  99            91       9%
Net realized capital gains (losses)                            (2)         (118)     98%                  --          (253)    100%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,248         1,665      35%               5,996         5,199      15%
Benefits, claims and claim adjustment expenses              1,375         1,050      31%               3,544         3,135      13%
Amortization of deferred policy acquisition costs
 and present value of future profits                          202           163      24%                 540           486      11%
Insurance operating costs and expenses                        379           335      13%               1,125         1,050       7%
Other expenses                                                 94            34     176%                 159           114      39%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      2,050         1,582      30%               5,368         4,785      12%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 198            83     139%                 628           414      52%
Income tax expense (benefit)                                   37           (78)     NM                   98           (18)     NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      161    $      161      --           $      530    $      432      23%
====================================================================================================================================

Revenues increased for the third quarter and nine months ended September 30, 2003 as a result of higher revenues in the Investment Products segment and a decrease in realized capital losses reported in the Other category compared to the prior year comparable periods. Earned premiums in Investment Products increased due to higher sales in the institutional investment products business. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher for the third quarter ended September 30, 2003 as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year period. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for the third quarter and nine months ended September 30, 2003 was primarily due to lower average leveraged COLI account values as compared to a year ago. In addition, COLI had lower fee income due in part to lower sales in the third quarter of 2003 and for the nine months ended September 30, 2003, as compared to the prior year comparable periods.

Benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003 primarily due to increases in the Investment Products segment associated with the growth in the institutional investment business, partially offset by lower benefit costs in COLI related to the decline in the account values of the leveraged COLI business. For the third quarter ended September 30, 2003, COLI other expenses increased due to a $40 after-tax charge, associated with the settlement of the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

Net income remained the same for the third quarter and increased for the nine months ended September 30, 2003 as compared to the prior year comparable periods. Net income has been favorably impacted by growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, Group Benefits net income increased due principally to more favorable loss ratios as compared to the prior year. Partially offsetting these increases was a decrease in COLI net income of $31 for the nine months ended September 30, 2003, as compared to the prior year period. This decrease included the effects of a year over year increase in the charge for the Bancorp litigation, aggregating $29, and the positive $8 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $65.

Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the unreinsured GMWB rider currently being sold with the majority of new variable annuity contracts. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Beginning July 7, 2003, substantially all new contracts with the GMWB have not been covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy.

During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, S&P 500 and NASDAQ index put options and futures contracts. The net impact to the Company's net income for the third quarter of the change in value of the embedded derivative net of the results of the hedging program was immaterial.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      459    $      385      19%          $    1,243    $    1,253      (1%)
Earned premiums                                               393            96      NM                  627           306     105%
Net investment income                                         330           280      18%                 962           778      24%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           1,182           761      55%               2,832         2,337      21%
Benefits, claims and claim adjustment expenses                707           368      92%               1,552         1,068      45%
Insurance operating costs and other expenses                  165           157       5%                 470           489      (4%)
Amortization of deferred policy acquisition costs             145           108      34%                 375           342      10%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,017           633      61%               2,397         1,899      26%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 165           128      29%                 435           438      (1%)
Income tax expense                                             36            28      29%                  67           103     (35%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      129    $      100      29%          $      368    $      335      10%
------------------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                                        $   77,572    $   59,618      30%
Other individual annuity account values                                                               10,939        10,513       4%
Other investment products account values                                                              24,295        19,368      25%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES [1]                                                                          112,806        89,499      26%
Mutual fund assets under management                                                                   18,900        14,092      34%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                              $  131,706    $  103,591      27%
====================================================================================================================================

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment increased for the third quarter and nine months ended September 30, 2003. The increase in earned premiums is due to higher sales of terminal funding in the institutional investment products business. Net investment income increased due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.8 billion as of September 30, 2003, an increase of $2.2 billion, or 29%, from September 30, 2002, due to policyholders transfer activity and increased sales of individual annuities. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related assets under management increased $2.2 billion, or 22%, since September 30, 2002, to $11.9 billion as of September 30, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher for the third quarter ended September 30, 2003 as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year period. However, fee income was slightly lower for the nine months ended September 30, 2003 as those average account values were lower when compared to the prior year period.

Total benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003, primarily driven by growth in the institutional investments business. Additionally, amortization of deferred policy acquisition costs increased for the third quarter and nine months ended September 30, 2003 due to higher gross profits.

Net income increased for the third quarter and nine months ended September 30, 2003. Net income was higher for the nine months ended September 30, 2003 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $60.

--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      190    $      178       7%          $      556    $      528       5%
Earned premiums                                                (4)           (3)    (33%)                (14)           (5)   (180%)
Net investment income                                          63            64      (2%)                191           197      (3%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             249           239       4%                 733           720       2%
Benefits, claims and claim adjustment expenses                117           104      13%                 337           330       2%
Insurance operating costs and other expenses                   38            37       3%                 116           116      --
Amortization of deferred policy acquisition costs              42            49     (14%)                131           128       2%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        197           190       4%                 584           574       2%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  52            49       6%                 149           146       2%
Income tax expense                                             16            16      --                   45            47      (4%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       36    $       33       9%          $      104    $       99       5%
====================================================================================================================================

Variable life account values                                                                      $    4,284    $    3,458      24%
Total account values                                                                              $    8,247    $    7,360      12%
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                  $   66,561    $   65,797       1%
Total life insurance in force                                                                     $  128,462    $  125,138       3%
====================================================================================================================================

Revenues in the Individual Life segment increased for the third quarter and nine months ended September 30, 2003 primarily driven by increases in fees and cost of insurance charges as life insurance in force values grew, and variable life account values increased 24% from the prior year. These increases were partially offset by decreases in net investment income and lower earned premiums. The decrease in investment income was due primarily to lower investment yields. The lower earned premiums were driven by higher ceded premiums and declining assumed premiums on the Fortis block of business.

Total benefits, claims and expenses increased for the third quarter ended September 30, 2003 principally due to higher benefit costs when compared to the prior year favorable results. Year-to-date mortality was higher in 2003 largely due to the increased size and age of the inforce business.

Net income increased for the third quarter and nine months ended September 30, 2003 due to increases in fee income and growth in the in force business. These increases were partially offset by mortality experience and lower net investment income for the third quarter and nine months ended September 30, 2003 compared to the equivalent prior year periods. Additionally, net income for the nine months ended September 30, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $3.

--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                              $      597    $      582       3%          $    1,772    $    1,754       1%
Net investment income                                          66            63       5%                 196           189       4%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             663           645       3%               1,968         1,943       1%
Benefits, claims and claim adjustment expenses                472           471      --                1,412         1,431      (1%)
Amortization of deferred policy acquisition costs               4             4      --                   13            11      18%
Insurance operating costs and other expenses                  137           127       8%                 406           385       5%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        613           602       2%               1,831         1,827      --
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  50            43      16%                 137           116      18%
Income tax expense                                             12             9      33%                  30            24      25%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       38    $       34      12%          $      107    $       92      16%
====================================================================================================================================

Revenues increased for the third quarter and nine months ended September 30, 2003 primarily due to an increase in earned premiums. The Group Benefits segment had premium buyouts of $11 and $40 for the third quarter and nine months ended September 30, 2003 compared with $6 for both the third quarter and nine months ended September 30, 2002. Premiums, excluding buyouts, for the third quarter ended September 30, 2003 were higher primarily due to sales growth and improved persistency. Premiums, excluding buyouts, for the nine months ended September 30, 2003 were lower as a result of the Group Benefits division's continued pricing and risk management discipline in light of a challenging competitive and economic environment.

Total benefits, claims and expenses increased 2% for the third quarter and remained essentially flat for the nine months ended September 30, 2003 due to an increase in commission expenses and operating expenses, partially offset by lower loss costs for the nine months ended September 30, 2003 as compared to the equivalent prior year period. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations, excluding buyouts) was 79% for both the third quarter and nine months ended September 30, 2003, respectively as compared to 81% and 82% for the comparable prior year periods.

Net income increased for the third quarter and nine months ended September 30, 2003 principally due to favorable loss ratios discussed above. However, future net income growth will be dependent upon the Group Benefits segment's ability to increase earned premiums and continue to control benefit costs within pricing assumptions.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE ("COLI")
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $       64    $       79     (19%)         $      201    $      238     (16%)
Net investment income                                          53            66     (20%)                169           213     (21%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             117           145     (19%)                370           451     (18%)
Benefits, claims and claim adjustment expenses                 78           108     (28%)                242           325     (26%)
Insurance operating costs and expenses                         72            15      NM                   93            70      33%
Dividends to policyholders                                     14             7     100%                  53            27      96%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        164           130      26%                 388           422      (8%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          (47)           15      NM                  (18)           29      NM
Income tax expense (benefit)                                  (17)            5      NM                   (7)            9      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                   $      (30)   $       10      NM           $      (11)   $       20      NM
====================================================================================================================================

Variable COLI account values                                                                      $   20,557    $   19,298       7%
Leveraged COLI account values                                                                          2,602         3,601     (28%)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                            $   23,159    $   22,899       1%
====================================================================================================================================


COLI revenues decreased for the third quarter and nine months ended September 30, 2003 due to lower net investment and fee income. Net investment income decreased, primarily due to the decline in leveraged COLI account values as a result of surrender activity. Fee income was reduced as the result of lower sales for the third quarter and nine months ended September 30, 2003 as compared to the equivalent prior year periods.

Total benefits, claims and expenses increased for the third quarter ended September 30, 2003 due primarily to a $40 after-tax expense related to the Bancorp litigation. Total benefits, claims and expenses decreased for the nine months ended September 30, 2003 primarily as a result of a decline in interest credited expenses due to lower general account assets and policy loans compared to prior year due to the decline in the leveraged COLI account values noted above. These decreases for the nine months ended September 30, 2003 were partially offset by an increase in insurance operating costs and other expenses due primarily to the $40 after-tax expense related to the Bancorp litigation expense recorded in 2003, compared with the $11 after-tax expense recorded in 2002. In addition, dividends to policyholders increased for the third quarter and nine months ended September 30, 2003 due to an increase in mortality dividends on the leveraged COLI product related primarily to surrender activity.

Net income decreased for the third quarter and nine months ended September 30, 2003 as compared to the prior periods principally as a result of the Bancorp litigation expense. Excluding the expenses associated with the Bancorp litigation discussed above, net income was $10 for the third quarter ended September 30, 2003 and 2002, and was $29 and $31 for the nine months ended
September 30, 2003 and 2002. This decline in net income for the nine months ended September 30, 2003 was principally related to the decline in the leveraged COLI business discussed above.

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                              THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $    2,268    $    2,107       8%          $    6,540    $    5,960      10%
Net investment income                                         302           262      15%                 878           787      12%
Other revenues [1]                                            110            88      25%                 318           257      24%
Net realized capital gains (losses)                            14           (42)     NM                  216           (80)     NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,694         2,415      12%               7,952         6,924      15%
Benefits, claims and claim adjustment expenses              1,622         1,505       8%               7,324         4,315      70%
Amortization of deferred policy acquisition costs             431           405       6%               1,214         1,210      --
Insurance operating costs and expenses                        230           232      (1%)                676           611      11%
Other expenses                                                143           152      (6%)                464           412      13%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      2,426         2,294       6%               9,678         6,548      48%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          268           121     121%              (1,726)          376      NM
Income tax expense (benefit)                                   66            11      NM                 (692)           48      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS) [2]                               $      202    $      110      84%          $   (1,034)   $      328      NM
====================================================================================================================================
NORTH AMERICAN PROPERTY & CASUALTY
GAAP UNDERWRITING RATIOS
------------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                   59.8          59.1     (0.7)               59.7          59.6    (0.1)
Loss adjustment expense ratio                                11.6          10.9     (0.7)               11.9          11.2    (0.7)
Expense ratio                                                27.5          28.0      0.5                26.8          28.3     1.5
Policyholder dividend ratio                                   0.4           0.7      0.3                 0.4           0.7     0.3
Combined ratio                                               99.2          98.7     (0.5)               98.9          99.8     0.9
Catastrophe ratio                                             3.4           1.1     (2.3)                3.6           1.6    (2.0)
Combined ratio before catastrophes                           95.8          97.5      1.7                95.3          98.2     2.9
====================================================================================================================================

[1]  Represents servicing revenue.
[2] Includes net realized capital gains (losses), after-tax, of $9 and $(29) for the third quarter ended September 30, 2003 and 2002, respectively, and $141 and $(53) for the nine months ended September 30, 2003 and 2002, respectively.


Revenues for Property & Casualty increased $279 for the third quarter and $1.0 billion for the nine months ended September 30, 2003. The improvement in both periods was due primarily to earned premium growth in the Business Insurance and Specialty Commercial segments, primarily as a result of earned pricing increases, as well as an improvement in net realized capital gains and losses, and net investment income.

Net income increased $92 for the third quarter and decreased $1.4 billion for the nine months ended September 30, 2003. The increase for the quarter was primarily due to an improvement in net realized capital gains and losses, an increase in net investment income and improved underwriting results in the Personal Lines segment. Strong earned pricing and favorable frequency loss costs resulted in an increase in underwriting results in Personal Lines, which offset a decrease in underwriting results in the Specialty Commercial segment. Net investment income, after-tax, rose $24 for the third quarter due to higher invested assets as a result of strong cash flows and additional capital raised during the second quarter of 2003. Partially offsetting these factors was an increase in after-tax catastrophe losses of $35, or 2.3 combined ratio points, for the third quarter, primarily due to losses related to Hurricane Isabel of $25, or 1.7 points. The $1.4 billion decrease in net income for the nine month period was primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter. Results for the nine month period were favorably impacted by an increase in net realized capital gains and losses and improved underwriting results in Personal Lines. In addition, net investment income, after-tax, rose $56 for the nine months ended September 30, 2003 due to higher invested assets, primarily from strong cash flows.

RATIOS

The previous table and the following segment discussions for the third quarter and nine months ended September 30, 2003 and 2002 include various underwriting ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford's current insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "expense ratio" is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned, the cost of losses and expenses as defined above, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The "catastrophe ratio" represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

WRITTEN PREMIUMS

Written premiums are a non-GAAP financial measure which represents the amount of premiums charged for policies issued during a fiscal period. Earned premiums is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the third quarter and nine months ended September 30, 2003 and 2002, respectively, include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company's sale of property and casualty insurance products, as compared to earned premium. Premium renewal retention is defined as renewal premium written in the current period divided by new and renewal premium written in the prior period. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment under a catastrophe cover.

RISK MANAGEMENT STRATEGY

The Hartford's property and casualty operations have well-developed processes to manage catastrophic risk exposures to natural catastrophes, such as hurricanes and earthquakes, and other perils, such as terrorism. These processes involve establishing underwriting guidelines for both individual risk and in aggregate including individual policy limits and aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of North American property-casualty surplus. Generally the Company limits its exposure from a single 250-year event to less than 30% of surplus for losses prior to reinsurance and to less than 15% of surplus for losses net of reinsurance. The Company monitors exposures monthly and employs both internally developed and externally purchased loss modeling tools.

The Hartford utilizes reinsurance to manage risk and transfer exposures to well-established and financially secure reinsurers. Reinsurance is used to manage both aggregate exposures as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization's risk management processes.

A variety of traditional reinsurance products are used in the development and execution of the overall corporate risk management strategy. The risk transfer products used include both excess of loss occurrence-based products, protecting aggregate property and workers compensation exposures, and individual risk or quota share products, protecting specific classes or lines of business. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund ("FHCF").

To minimize the potential credit risk resulting from the use of reinsurance, a centralized group evaluates the credit standing of potential reinsurers and establishes the Company's schedule of approved reinsurers. The assessment process reviews reinsurers against a set of predetermined financial and management criteria and distinguishes between long-tail casualty and short-tail property business. A committee meets regularly to review activity with each reinsurer and affirm the schedule of approved reinsurers.

REINSURANCE RECOVERABLES

The Company's net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.5 billion and $4.2 billion at September 30, 2003 and December 31, 2002, respectively. Of the total net reinsurance recoverables as of December 31, 2002, $494 relates to the Company's mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $2.7 billion, or 72%, were rated by A.M. Best. Of the total rated by A.M. Best, 91% were rated A- (excellent) or better. The remaining $1.0 billion, or 28%, of net recoverables from reinsurers were comprised of the following: 9% related to Equitas, 6% related to voluntary pools, 1% related to captive insurance companies, and 12% related to companies not rated by A.M. Best, of which no single reinsurer constituted more than 0.75% of the Company's reinsurance recoverables. There have been no material changes to the distribution of net recoverables from reinsurers for the Company since December 31, 2002.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, New York Regulation 114 trusts, funds held accounts and group wide offsets.

The allowance for unrecoverable reinsurance was $464 at September 30, 2003 and $211 at December 31, 2002. The significant increase was primarily related to the Company's asbestos reserve strengthening actions during the first quarter of 2003.

RESERVES

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as "reserve development". Reserve development that increases previous estimates of ultimate cost is called "reserve strengthening". Reserve development that decreases previous estimates of ultimate cost is called "reserve releases". Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The "prior accident year development (pts.)" in the following tables for the third quarter and nine months ended September 30, 2003 represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company's reserve policies, see Notes 1(l), 7 and 16(b) of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford's 2002 Form 10-K Annual Report.

There was no significant reserve strengthening or release in the Business Insurance and Personal Lines segments for the third quarter and nine months ended September 30, 2003. Specialty Commercial strengthened prior accident year reserves by $45 in the third quarter and nine month periods as a result of losses in the bond and professional liability lines of business.

There was no significant reserve strengthening or release in the Reinsurance segment for the third quarter ended September 30, 2003. For the nine month period, reserve strengthening of $94 in the Reinsurance segment occurred across multiple accident years, primarily 1997 through 2000, and principally in the casualty line of traditional reinsurance. In addition, the Other Operations segment for the nine months ended September 30, 2003 reflects the Company's net asbestos reserve strengthening of $2.6 billion during the first quarter of 2003.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the third quarter and nine months ended September 30, 2003 for Property & Casualty is as follows:

                                                THIRD QUARTER ENDED SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                  AMERICAN       OTHER
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C      OPERATIONS   TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS        $  5,057   $    1,721   $     4,675   $    1,611    $   13,064   $    8,004   $  21,068
Reinsurance and other recoverables                400           45         1,690          385         2,520        2,612       5,132
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET             4,657        1,676         2,985        1,226        10,544        5,392      15,936
------------------------------------------------------------------------------------------------------------------------------------
Add: provision for unpaid claims and claim
  adjustment expenses                             595          583           366           73         1,617            5       1,622
Less: payments                                    416          551           236           68         1,271          107       1,378
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                 4,836        1,708         3,115        1,231        10,890        5,290      16,180
Reinsurance and other recoverables                429           44         1,800          411         2,684        2,580       5,264
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS            $  5,265   $    1,752    $   4,915    $    1,642    $   13,574   $    7,870   $  21,444
------------------------------------------------------------------------------------------------------------------------------------

Earned premiums                              $    947   $      805    $      434   $       82    $    2,268   $       --   $   2,268
Combined ratio                                    96.4         95.1         110.7        111.3          99.2
Loss and loss expense paid ratio                  44.1         68.6          54.6         82.1          56.2
Loss and loss expense incurred ratio              63.0         72.5          84.3         87.8          71.3
Catastrophe ratio                                  3.2          4.2           2.5          3.0           3.4
Prior accident year development (pts.)             --           --           10.4         --             2.0
Prior accident year development ($)          $     --   $       --    $        45  $      --     $       45
====================================================================================================================================

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                  AMERICAN       OTHER
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C      OPERATIONS   TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS        $  4,744   $    1,692    $    4,957    $    1,614    $   13,007   $    4,084   $ 17,091
Reinsurance and other recoverables                366           49         1,998           388         2,801        1,149      3,950
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET             4,378        1,643         2,959         1,226        10,206        2,935     13,141
------------------------------------------------------------------------------------------------------------------------------------
Add: provision for unpaid claims and claim
  adjustment expenses                           1,754        1,725           871           324         4,674        2,650      7,324
Less: payments                                  1,296        1,660           715           319         3,990          295      4,285
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-NET                 4,836        1,708         3,115         1,231        10,890        5,290     16,180
Reinsurance and other recoverables                429           44         1,800           411         2,684        2,580      5,264
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS            $  5,265   $    1,752    $    4,915    $    1,642    $   13,574   $    7,870   $ 21,444
------------------------------------------------------------------------------------------------------------------------------------

Earned premiums                              $  2,724   $    2,362    $    1,144    $      296    $    6,526   $       14   $  6,540
Combined ratio                                    96.7         95.6         101.5         135.2         98.9
Loss and loss expense paid ratio                  47.6         70.2          62.6         107.6         61.2
Loss and loss expense incurred ratio              64.4         73.0          76.1         109.0         71.6
Catastrophe ratio                                  3.4          4.6           2.0           2.8          3.6
Prior accident year development (pts.) [1]         --           --            3.9          31.7          2.1
Prior accident year development ($) [1]      $     --   $       --    $        45   $          94 $      139
====================================================================================================================================

[1] In addition to prior year loss reserve development of $94, Reinsurance had $10 of earned premium in 2003 that related to exposure periods prior to 2003.

--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                           THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      987    $      867      14%          $    2,951    $    2,527      17%
Change in unearned premium reserve                             40            72     (44%)                227           234      (3%)
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            947           795      19%               2,724         2,293      19%
Benefits, claims and claim adjustment expenses                595           489      22%               1,754         1,452      21%
Amortization of deferred policy acquisition costs             236           195      21%                 654           575      14%
Insurance operating costs and expenses                         96            90       7%                 266           249       7%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $       20    $       21      (5%)         $       50    $       17     194%
====================================================================================================================================

Loss ratio                                                    50.6         50.1     (0.5)               51.7          51.6     (0.1)
Loss adjustment expense ratio                                 12.4         11.5     (0.9)               12.7          11.7     (1.0)
Expense ratio                                                 32.7         32.7        --               31.4          32.7      1.3
Policyholder dividend ratio                                    0.8          1.6      0.8                 0.8           1.5      0.7
Combined ratio                                                96.4         95.9     (0.5)               96.7          97.6      0.9
Catastrophe ratio                                              3.2          0.7     (2.5)                3.4           0.9     (2.5)
Combined ratio before catastrophes                            93.3         95.2      1.9                93.3          96.7      3.4
====================================================================================================================================

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]
------------------------------------------------------------------------------------------------------------------------------------
Small Commercial                                       $      454    $      418       9%          $    1,393    $    1,238      13%
Middle Market                                                 533           449      19%               1,558         1,289      21%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      987    $      867      14%          $    2,951    $    2,527      17%
====================================================================================================================================

EARNED PREMIUMS BREAKDOWN [1]
Small Commercial                                       $      449    $      391      15%          $    1,321    $    1,142      16%
Middle Market                                                 498           404      23%               1,403         1,151      22%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      947    $      795      19%          $    2,724    $    2,293      19%
====================================================================================================================================

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Business Insurance achieved written premium growth of $120 and $424 for the third quarter and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Growth for both periods was primarily due to written pricing increases of 9% for the third quarter and 10% for the nine month period and strong premium renewal retention of 85% and 88%, respectively, for the third quarter and nine months ended September 30, 2003. The written premium increases in middle market business of $84 and $269 for the third quarter and nine month periods, respectively, were driven primarily by continued strong written pricing increases and new business growth. Small commercial business increased $36 for the third quarter and $155 for the nine month period, reflecting strong written pricing increases and premium renewal retention.

Earned premiums increased $152 for the third quarter and $431 for the nine months ended September 30, 2003 due to strong 2002 and 2003 written pricing increases impacting 2003 earned premium. Earned premiums for middle market business increased $94 and $252 for the third quarter and nine month periods, respectively, and earned premiums for small commercial business increased $58 and $179 for the third quarter and nine months ended September 30, 2003, respectively, reflecting double-digit earned pricing increases.

Underwriting  results  decreased $1 for the third quarter,  with a corresponding
0.5 point increase in the combined ratio, and improved $33, with a corresponding
0.9 point decrease in the combined ratio, for the nine months ended September 30, 2003. Both periods were negatively affected by a significant increase in catastrophe losses. Before catastrophes, underwriting results for the third quarter increased $24, with a corresponding 1.9 point decrease in the combined ratio, and, for the nine month period, underwriting results increased $106, with a corresponding 3.4 point decrease in the combined ratio, compared to the prior year periods. The improvement in underwriting results and combined ratio before catastrophes, for both 2003 periods, was driven by improvement in the loss ratio before catastrophes for both small commercial and middle market, primarily due to improved frequency of loss and double-digit earned pricing increases.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                           THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      845    $      779       8%          $    2,469    $    2,294       8%
Change in unearned premium reserve                             40            21      90%                 107            76      41%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            805           758       6%               2,362         2,218       6%
Benefits, claims and claim adjustment expenses                583           594      (2%)              1,725         1,735      (1%)
Amortization of deferred policy acquisition costs              99            92       8%                 303           316      (4%)
Insurance operating costs and expenses                         86            85       1%                 242           215      13%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $       37    $      (13)     NM           $       92    $      (48)     NM
====================================================================================================================================

Loss ratio                                                    61.4         67.0      5.6                61.8          66.5     4.7
Loss adjustment expense ratio                                 11.0         11.1      0.1                11.2          11.7     0.5
Expense ratio                                                 22.6         23.0      0.4                22.6          23.5     0.9
Combined ratio                                                95.1        101.1      6.0                95.6         101.7     6.1
Catastrophe ratio                                              4.2          1.9     (2.3)                4.6           3.0    (1.6)
Combined ratio before catastrophes                            90.8         99.3      8.5                91.0          98.7     7.7
Other revenues [1]                                     $       32    $       31        3%         $       92    $       90       2%
====================================================================================================================================

[1] Represents servicing revenues.

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]                            2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                   $      537    $      479      12%          $    1,562    $    1,400      12%
Other Affinity                                                 35            43     (19%)                113           137     (18%)
Agency                                                        212           194       9%                 599           559       7%
Omni                                                           61            63      (3%)                195           198      (2%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      845    $      779       8%          $    2,469    $    2,294       8%
====================================================================================================================================
Product Line
Automobile                                             $      632    $      587       8%          $    1,897    $    1,774       7%
Homeowners                                                    213           192      11%                 572           520      10%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      845    $      779       8%          $    2,469    $    2,294       8%
====================================================================================================================================

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
EARNED PREMIUMS BREAKDOWN [1]                             2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                   $      499    $      446      12%          $    1,446    $    1,290      12%
Other Affinity                                                 40            48     (17%)                125           147     (15%)
Agency                                                        202           201       --                 599           594       1%
Omni                                                           64            63       2%                 192           187       3%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      805    $      758       6%          $    2,362    $    2,218       6%
------------------------------------------------------------------------------------------------------------------------------------
Product Line
Automobile                                             $      620    $      591       5%          $    1,828    $    1,732       6%
Homeowners                                                    185           167      11%                 534           486      10%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      805    $      758       6%          $    2,362    $    2,218       6%
====================================================================================================================================

COMBINED RATIOS
Automobile                                                    95.9        101.2      5.3                96.7         102.6     5.9
Homeowners                                                    92.1        100.7      8.6                91.9          98.5     6.6
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                      95.1        101.1      6.0                95.6         101.7     6.1
====================================================================================================================================

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Written premiums increased $66 for the third quarter and $175 for the nine months ended September 30, 2003, compared to the same periods in 2002, due to growth in both the automobile and homeowners lines. The increase in automobile of $45 for the third quarter and $123 for the nine month period was primarily due to written pricing increases of 6% and 8% for the third quarter and nine month period, respectively. Automobile premium renewal retention remained strong at 91% for the third quarter and 92% for the nine months ended September 30, 2003. Homeowners growth of $21 for the third quarter and $52 for the nine month period was largely driven by written pricing increases of 14% and 15%, respectively. Homeowners premium renewal retention continued to be strong for the third quarter and nine months ended September 30, 2003. The increases in both automobile and homeowners written premiums for both periods were primarily due to growth in the AARP program. AARP increased $58 for the third quarter and $162 for the nine month period primarily as a result of strong written pricing increases. Partially offsetting the increase was an $8 decrease for the third quarter and a $24 decrease for the nine month period in written premiums in other affinity business due to a planned reduction in policy counts as a result of the Company's strategic decision to de-emphasize other affinity business.

Earned premiums increased $47 for the third quarter and $144 for the nine months ended September 30, 2003 due primarily to growth in AARP. AARP increased $53 and $156 for the third quarter and nine month periods, respectively, primarily as a result of earned pricing increases.


Underwriting results increased $50, with a corresponding 6.0 point decrease in the combined ratio, for the third quarter and improved $140, with a corresponding 6.1 point decrease in the combined ratio, for the nine month period. The improvement was primarily due to the successful execution of the segment's state-specific strategies to manage pricing and loss costs. Automobile results improved 5.3 combined ratio points for the quarter and 5.9 combined ratio points for the nine month period due to earned pricing increases and favorable frequency loss costs. Homeowners results improved 8.6 combined ratio points for the quarter and 6.6 points for the nine month period due primarily to earned pricing increases and favorable frequency loss costs. Personal Lines financial performance was negatively affected by pre-tax catastrophe increases of $20, or 2.3 points, for the third quarter and $43, or 1.6 points, for the nine month period due largely to Hurricane Isabel.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                           THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $      469    $      383      22%          $    1,274    $    1,028      24%
Change in unearned premium reserve                             35            26      35%                 130           158     (18%)
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                            434           357      22%               1,144           870      31%
Benefits, claims and claim adjustment expenses                366           247      48%                 871           597      46%
Amortization of deferred policy acquisition costs              78            73       7%                 189           189      --
Insurance operating costs and expenses                         40            34      18%                 138            83      66%
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $      (50)   $        3      NM           $      (54)   $        1      NM
====================================================================================================================================

Loss ratio                                                    72.6         57.8    (14.8)               63.7          56.2    (7.5)
Loss adjustment expense ratio                                 11.7         11.4     (0.3)               12.4          12.4      --
Expense ratio                                                 25.9         28.1      2.2                24.7          29.4     4.7
Policyholder dividend ratio                                    0.6          0.5     (0.1)                0.7           0.6    (0.1)
Combined ratio                                               110.7         97.8    (12.9)              101.5          98.6    (2.9)
Catastrophe ratio                                              2.5          0.5     (2.0)                2.0           0.3    (1.7)
Combined ratio before catastrophes                           108.2         97.4    (10.8)               99.5          98.3    (1.2)
Other revenues [1]                                     $       78    $       57       37%         $      226    $      167      35%
====================================================================================================================================

[1] Represents servicing revenues.

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]                            2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Property                                               $      147    $      139       6%          $      360    $      335       7%
Casualty                                                      179           156      15%                 515           428      20%
Bond                                                           42            43      (2%)                123           119       3%
Professional Liability                                         93            71      31%                 236           164      44%
Other                                                           8           (26)       NM                 40           (18)      NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      469    $      383      22%          $    1,274    $    1,028      24%
====================================================================================================================================

EARNED PREMIUMS BREAKDOWN [1]
Property                                               $      140    $      118      19%          $      325    $      251      29%
Casualty                                                      165           141      17%                 454           353      29%
Bond                                                           33            39     (15%)                110           110       -
Professional Liability                                         77            57      35%                 213           145      47%
Other                                                          19             2        NM                 42            11       NM
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $      434    $      357      22%          $    1,144    $      870      31%
====================================================================================================================================

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Written premiums increased $86 and $246 for the third quarter and nine months ended September 30, 2003, respectively, compared with the same periods in 2002 primarily due to double-digit growth in casualty and professional liability. Professional liability written premiums grew $22 for the third quarter and $72 for the nine month period due to significant written pricing increases. Written premiums for casualty increased $23 and $87 for the third quarter and nine month period, respectively, due primarily to strong written pricing increases and new business growth as a result of an improved operating environment. While property pricing has begun to turn negative, written premiums increased $8 and $25 for the third quarter and nine months ended September 30, 2003, respectively. Bond growth for both periods was negatively impacted by ceded reinstatement premium.

Earned premiums increased $77 and $274 for the third quarter and the nine month periods, respectively, due to earned premium growth across substantially all lines of business as a result of strong earned pricing increases.

Underwriting results deteriorated $53 for the third quarter and $55 for the nine months ended September 30, 2003, respectively, due primarily to prior accident year loss reserve strengthening of $20 in the bond and $25 in the professional liability lines of business and higher catastrophes compared to unusually low catastrophes in the prior periods. The bond reserve strengthening is isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings' auto residual value portfolio in the third quarter of 2000. In addition, an increase in doubtful accounts expense of $27 contributed to the decrease in underwriting results for the nine months ended September 30, 2003. Excluding catastrophes, property underwriting results continued to be favorable due to earned pricing increases. Casualty continued to show underwriting improvement over prior year. The Specialty Commercial combined ratio deteriorated 12.9 points and 2.9 points for the third quarter and nine months ended September 30, 2003, respectively, due primarily to the reserve strengthening and higher catastrophes referenced above, partially mitigated by strong earned pricing and prudent expense management.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                           THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $       19    $      167     (89%)         $      194    $      550     (65%)
Change in unearned premium reserve                            (63)          (11)     NM                 (102)           29      NM
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                             82           178     (54%)                296           521     (43%)
Benefits, claims and claim adjustment expenses                 73           132     (45%)                324           394     (18%)
Amortization of deferred policy acquisition costs              18            44     (59%)                 68           130     (48%)
Insurance operating costs and expenses                          1             6     (83%)                  9            14     (36%)
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $      (10)   $       (4)   (150%)         $     (105)   $      (17)     NM
====================================================================================================================================

Loss ratio                                                    82.0         68.3    (13.7)              101.5          71.0    30.5)
Loss adjustment expense ratio                                  5.8          6.2      0.4                 7.5           4.7    (2.8)
Expense ratio                                                 23.5         27.6      4.1                26.2          27.5     1.3
Combined ratio                                               111.3        102.2     (9.1)              135.2         103.2   (32.0)
Catastrophe ratio                                              3.0          1.2     (1.8)                2.8           0.7    (2.1)
Combined ratio before catastrophes                           108.2        101.0     (7.2)              132.4         102.5   (29.9)
====================================================================================================================================

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]                            2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Traditional reinsurance                                $       17    $      162     (90%)         $      156    $      468     (67%)
Alternative risk transfer ("ART")                               2             5     (60%)                 38            82     (54%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $       19    $      167     (89%)         $      194    $      550     (65%)
====================================================================================================================================

EARNED PREMIUMS BREAKDOWN [1]
Traditional reinsurance                                $       70    $      155     (55%)         $      261    $      450     (42%)
Alternative risk transfer ("ART")                              12            23     (48%)                 35            71     (51%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                               $       82    $      178     (54%)         $      296    $      521     (43%)
====================================================================================================================================

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance"), whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance will reinsure most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premium less the related unamortized commissions/deferred acquisition costs and an override commission which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the next two years. The guaranteed minimum is reflected in net income for the nine months ended September 30, 2003. The Company remains subject to reserve development relating to all retained business.

Reinsurance written premiums decreased $148 for the third quarter and $356 for the nine months ended September 30, 2003 and earned premiums decreased $96 and $225 for the third quarter and nine month periods, respectively, primarily due to the Company's decision to withdraw from most of the assumed reinsurance business as discussed above. The decrease in written premiums for the nine months ended September 30, 2003 also reflects the $145 cession of the unearned premium to Endurance related to contracts written by the Company prior to April 1, 2003.

Underwriting results decreased $6, with a corresponding 9.1 point increase in the combined ratio, for the third quarter primarily due to the impacts of the Company's decision to withdraw from most of the assumed reinsurance business. For the nine month period, underwriting results decreased $88, with a corresponding 32.0 point increase in the combined ratio, primarily as a result of adverse loss development on prior underwriting years, primarily 1997 through 2000, particularly in the casualty lines of traditional reinsurance.

--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

UNDERWRITING SUMMARY                                           THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                      --------------------------------------     -----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                       $       (2)   $        9       NM          $       11    $       48     (77%)
Change in unearned premium reserve                             (2)          (10)      80%                 (3)          (10)     70%
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                             --            19     (100%)                14            58     (76%)
Benefits, claims and claim adjustment expenses                  5            43      (88%)             2,650           137      NM
Insurance operating costs and expenses                          7            18      (61%)                21            50     (58%)
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                $      (12)   $      (42)      71%         $   (2,657)   $     (129)     NM
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

The decline in written and earned premiums for the third quarter and nine months ended September 30, 2003 was due to the runoff of the international assumed reinsurance business that was transferred to the Other Operations segment in January 2002. The underwriting loss for the nine months ended September 30, 2003 was due primarily to the first quarter net reserve strengthening of $2.6 billion as discussed in the section that follows.

The paragraphs that follow are background information and a discussion of asbestos and environmental claims, the deteriorating trends with respect to asbestos, and a summary of the Company's detailed study of asbestos reserves.

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

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods when theories of law are in flux. As a result of the factors discussed in the following paragraphs, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

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

In the first quarter of 2003, several events occurred that in the Company's view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. For example, in February 2003, Combustion Engineering, long a major asbestos defendant, filed a pre-packaged bankruptcy plan under which it proposed to emerge from bankruptcy within five weeks, before opponents of the plan could have a meaningful opportunity to object, and included many novel features in its plan that its insurers found objectionable. In December 2002, Halliburton had announced its intention to file a similar plan through one or more subsidiaries, although it has not yet filed, and in January 2003, Honeywell announced that it had reached an agreement with the plaintiffs' bar that would enable it to file a pre-negotiated plan through its former NARCO subsidiary, then already in bankruptcy. In January 2003, Congoleum, a floor tile manufacturer, which previously had defended claims successfully in the tort system, announced its intention to file a pre-packaged plan of reorganization to be funded almost entirely with insurance proceeds. Moreover, prominent members of the plaintiffs' and policyholders' bars announced publicly their intention to file many more such plans. These events represented a worsening of conditions the Company observed in 2002, which were described in the Company's 2002 Form 10-K Annual Report.

As a result of these worsening conditions, the Company conducted a comprehensive, ground-up study of its asbestos exposures in the first quarter of 2003 in an effort to project, beginning at the individual account level, the effect of these trends on the Company's estimated total exposure to asbestos liability. Based on the results of the study and the Company's reevaluation of the deteriorating conditions described above, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

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

The following tables present reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the third quarter and nine months ended September 30, 2003. Also included are the remaining asbestos and environmental exposures of North American Property & Casualty.

                                        OTHER OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSES

FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2003                    ASBESTOS        ENVIRONMENTAL     ALL OTHER [1]          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                       $    3,639        $      536        $    1,242         $   5,417
Claims and claim adjustment expenses incurred [2]                        2                 3                 3                 8
Claims and claim adjustment expenses paid                               40                22                50               112
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4] [5]                              $    3,601        $      517        $    1,195         $   5,313
------------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003                      ASBESTOS        ENVIRONMENTAL     ALL OTHER [1]         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                       $    1,118        $      591        $    1,250         $   2,959
Claims and claim adjustment expenses incurred                        2,609                 7                42             2,658
Claims and claim adjustment expenses paid                              126                81                97               304
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4] [5]                              $    3,601        $      517        $    1,195         $   5,313
------------------------------------------------------------------------------------------------------------------------------------

[1]  Includes unallocated loss adjustment expense reserves.
[2] The asbestos claims and claim adjustment expenses incurred for the third quarter ended September 30, 2003 related to the unwinding of the discount on certain reserves.
[3] Ending liabilities include asbestos and environmental reserves reported in North American Property & Casualty of $13 and $10, respectively, as of September 30, 2003 and $14 and $10, respectively, as of December 31, 2002.
[4] Gross of reinsurance, asbestos and environmental reserves were $5,768 and $594, respectively, as of September 30, 2003 and $1,994 and $682, respectively, as of December 31, 2002.
[5] As of September 30, 2003, the one year and average three year net paid amounts for asbestos claims are $171 and $119, respectively, resulting in one year and three year net survival ratios of 21.1 and 30.2 years, respectively. Net survival ratio is the quotient of the carried reserves divided by the average annual payment amount and is an indication of the number of years that the carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

At September 30, 2003, asbestos reserves were $3.6 billion, an increase of $2.5 billion compared to $1.1 billion as of December 31, 2002. Net incurred losses and loss adjustment expenses were $2 for the third quarter of 2003 and $2.6 billion for the nine months ended September 30, 2003. The increase in reserves for the nine month period reflects asbestos claim and litigation trends. The
Company classifies its asbestos reserves into three categories: direct insurance; assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both "treaty" reinsurance (covering broad categories of claims or blocks of business) and "facultative" reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford's subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

The following tables set forth, for the third quarter and nine months ended September 30, 2003, paid and incurred loss activity by the three categories of claims for asbestos and environmental.


                 PAID AND INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") DEVELOPMENT - ASBESTOS AND ENVIRONMENTAL

                                                                    ASBESTOS                                 ENVIRONMENTAL
                                                     ----------------------------------------     ----------------------------------
                                                             PAID             INCURRED                  PAID             INCURRED
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2003            LOSS & LAE         LOSS & LAE              LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                             $        65        $           3             $         25      $           3
  Assumed - Domestic                                           8                   --                        4                 --
  London Market                                                8                   --                        3                 --
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                     81                    3                       32                  3
Ceded                                                        (41)                  (1)                     (10)                --
------------------------------------------------------------------------------------------------------------------------------------
NET                                                  $        40        $           2             $         22      $           3
====================================================================================================================================

                                                                    ASBESTOS                                 ENVIRONMENTAL
                                                     ----------------------------------------     ----------------------------------
                                                            PAID              INCURRED                  PAID             INCURRED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003             LOSS & LAE          LOSS & LAE              LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
Gross
  Direct                                             $       160        $       3,030             $         76      $          10
  Assumed - Domestic                                          27                  585                       10                 (3)
  London Market                                               17                  363                        9                 --
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                    204                3,978                       95                  7
Ceded                                                        (78)              (1,369)                     (14)                --
------------------------------------------------------------------------------------------------------------------------------------
NET                                                  $       126        $       2,609             $         81      $           7
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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 93% and 90% of the fair value of its general account invested assets as of September 30, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

LIFE

The following table identifies invested assets by type held in the Life general account as of September 30, 2003 and December 31, 2002.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30, 2003                  DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     35,237         90.2%         $     29,377         86.7%
Equity securities, at fair value                                               424          1.1%                  458          1.3%
Policy loans, at outstanding balance                                         2,533          6.5%                2,934          8.7%
Limited partnerships, at fair value                                            236          0.6%                  519          1.5%
Other investments                                                              655          1.6%                  603          1.8%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                     $     39,085        100.0%         $     33,891        100.0%
====================================================================================================================================

Fixed maturity investments increased 20% since December 31, 2002, primarily the result of investment and universal life contract sales and operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations have totaled approximately $323 since December 31, 2002. As of September 30, 2003, Life owned approximately $71 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Life's investment results.


                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      ------------------------------      --------------------------
(Before-tax)                                                               2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                  $       467    $       401          $    1,375     $    1,164
Policy loan income                                                             51             61                 163            196
                                                                      --------------------------------------------------------------
Net investment income - total                                         $       518    $       462          $    1,538     $    1,360
Yield on average invested assets [1]                                          5.7%           6.0%                5.9%           6.1%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                   $        61    $        44          $      209     $      118
Gross losses on sale                                                          (31)           (28)                (95)           (75)
Impairments                                                                   (27)          (132)               (111)          (291)
Other, net [2] [3]                                                             (5)            (2)                 (3)            (5)
                                                                      --------------------------------------------------------------
Net realized capital gains (losses)                                   $        (2)   $      (118)         $       --     $     (253)
====================================================================================================================================

[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2003 and 2002. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.
[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.
[3] Includes the net GMWB derivative activity, which was a loss of less than $1 for the third quarter and nine months ended September 30, 2003.

For the third quarter and nine months ended September 30, 2003, net investment income, excluding policy loan income, increased $66, or 16%, and $211, or 18%, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for the third quarter and nine months ended September 30, 2003 improved by $116 and $253, respectively, compared to the prior year periods, primarily as a result of a decrease in other than temporary impairments on fixed maturities.

The table below and following discussion identify Life's other than temporary impairments by type.


                                               OTHER THAN TEMPORARY IMPAIRMENTS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      ------------------------------      --------------------------
                                                                           2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")
  Aircraft lease receivables                                          $        15    $        53          $       15     $       72
  Corporate debt obligations ("CDO")                                           --             13                  10             22
  Credit card receivables                                                      --             --                  12             --
  Interest only securities                                                     --              3                   5              3
  Manufacturing housing ("MH") receivables                                      9             12                   9             12
  Mutual fund fee receivables                                                  --              7                   3             14
  Other ABS                                                                     2              3                   3              5
Commercial mortgage-backed securities ("CMBS")                                 --             --                   4             --
Corporate
  Basic industry                                                                1             --                   1             --
  Consumer non-cyclical                                                        --             --                   7             --
  Financial services                                                           --              1                   4              1
  Technology and communications                                                --             10                   3            125
  Transportation                                                               --             --                   7              1
  Utilities                                                                    --              6                  --             12
Equity                                                                         --             14                  21             14
Foreign government                                                             --             10                  --             10
Mortgage-backed securities ("MBS") - interest only securities                  --             --                   7             --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL IMPAIRMENTS                                                     $        27    $       132          $      111     $      291
====================================================================================================================================

ABS
---

During 2003, impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. The ABS securities supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline primarily due to a reduction in lease payments and aircraft values driven by a decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003 and 2002 were due to the flattening of the forward yield curve.

Impairments of ABS during the nine months ended September 30, 2002 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS in 2002.

Corporate
---------

The decline in corporate bankruptcies and improvement in general economic conditions have contributed to much lower corporate impairment levels in 2003 compared to 2002.

Corporate impairments recorded during the third quarter of 2003 were concentrated in the United States steel industry and resulted from a decision to dispose of securities, which were in an unrealized loss position. A significant portion of corporate impairments during the nine months ended September 30, 2003 were driven by a deterioration in the transportation sector, specifically issuers of airline debt as the result of a decline in airline travel. Impairments during the nine months ended September 30, 2003 were also the result of one consumer non-cyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities.

For the third quarter and nine months ended September 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and for the nine months ended September 30, 2002 included a $74 before-tax loss related to securities issued by WorldCom.

Other
-----

Other than temporary impairments were also recorded in 2003 and 2002, on various diversified seeded equity and mutual fund investments that had experienced declines in fair value for an extended period of time.

PROPERTY & CASUALTY

The following table identifies invested assets by type as of September 30, 2003 and December 31, 2002.

                                                    COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30, 2003                  DECEMBER 31, 2002
                                                                      ------------------------------     ---------------------------
                                                                          AMOUNT        PERCENT              AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     23,565         96.5%         $     19,446         94.5%
Equity securities, at fair value                                               215          0.9%                  459          2.2%
Limited partnerships, at fair value                                            193          0.8%                  362          1.8%
Other investments                                                              451          1.8%                  306          1.5%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                     $     24,424        100.0%         $     20,573        100.0%
====================================================================================================================================

Total fixed maturities increased 21% since December 31, 2002, primarily due to increased operating cash flow, changes in portfolio allocation and the May capital raising proceeds. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments. Equity securities and hedge fund investment liquidations have totaled $289 and $168, respectively, since December 31, 2002. As of September 30, 2003, Property & Casualty owned approximately $22 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes Property & Casualty's investment results.

                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      ------------------------------      --------------------------
                                                                           2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax                                     $       302    $       262          $      878     $      787
                                                                      --------------------------------------------------------------
Net investment income, after-tax [1]                                  $       228    $       204          $      668     $      612
Yield on average invested assets, before-tax [2]                              5.4%           5.6%                5.5%           5.7%
                                                                      --------------------------------------------------------------
Yield on average invested assets, after-tax [1] [2]                           4.0%           4.4%                4.2%           4.5%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale [3]                                               $        71    $        48          $      363     $      191
Gross losses on sale                                                          (49)           (54)               (116)          (125)
Impairments                                                                    (2)           (43)                (34)          (162)
Other, net [4]                                                                 (6)             7                   3             16
                                                                      --------------------------------------------------------------
Net realized capital gains (losses)                                   $        14    $       (42)         $      216     $      (80)
====================================================================================================================================

[1] Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
[2] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2003 and 2002. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.
[3] Includes a gain of $23 associated with the sale of Trumbull Associates, LLC.
[4] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

For the third quarter and nine months ended September 30, 2003, before-tax net investment income increased $40, or 15%, and $91, or 12%, respectively, and after-tax net investment income increased $24, or 12%, and $56, or 9%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased from the prior year as a result of lower rates on new investment purchases.

Net realized capital gains (losses) for the third quarter and nine months ended September 30, 2003 improved by $56 and $296, respectively, compared to the prior year periods. The improvements were primarily the result of net gains on sales of fixed maturity investments, Trumbull Associates, LLC and a decrease in other than temporary impairments.

The table below and following discussion identify Property & Casualty's other than temporary impairments by type.

                                               OTHER THAN TEMPORARY IMPAIRMENTS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      ------------------------------      --------------------------
                                                                           2003           2002                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------
ABS
  Aircraft lease receivables                                          $        --    $         3          $       --     $       11
  CDO                                                                           1              4                   6             10
  Credit card receivables                                                      --             --                   2             --
  Interest only securities                                                     --              4                   7              4
  MH receivables                                                               --              8                  --              8
  Other ABS                                                                    --              3                  --              5
Corporate
  Basic industry                                                                1             --                   1             --
  Consumer non-cyclical                                                        --             --                   2             --
  Technology and communications                                                --              7                   2             76
  Transportation                                                               --              4                   3              4
  Utilities                                                                    --              2                   1             12
Equity                                                                         --              8                   9             32
MBS - interest only securities                                                 --             --                   1             --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL IMPAIRMENTS                                                     $         2    $        43          $       34     $      162
====================================================================================================================================


ABS
---

During 2003, impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Interest only security impairments recorded during 2003 and 2002 were due to the flattening of the forward yield curve.

Impairments of ABS during the nine months ended September 30, 2002 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS in 2002.

Corporate
---------

The decline in corporate bankruptcies and improvement in general economic conditions have contributed to much lower corporate impairment levels in 2003 compared to 2002.

Corporate impairments recorded during the third quarter of 2003 were concentrated in the United States steel industry and resulted from a decision to dispose of securities, which were in an unrealized loss position. A significant portion of corporate impairments during the nine months ended September 30, 2003 were driven by a deterioration in the transportation sector, specifically issuers of airline debt, as a result of a decline in airline travel. Impairments during the nine months ended September 30, 2003 were also the result of one consumer non-cyclical sector issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities.

For the third quarter and nine months ended September 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and for the nine months ended September 30, 2002 included a $36 before-tax loss related to securities issued by WorldCom.

Other
-----

Other than temporary impairments were also recorded in 2003 on various diversified mutual fund and preferred stock investments and in 2002 on various common stock investments, primarily in the technology and communications sector, all of which had experienced declines in fair value for an extended period of time.

CORPORATE

Certain proceeds from the Company's September 2002 and May 2003 capital raising activities have been retained in Corporate. As of September 30, 2003 and December 31, 2002, Corporate held $107 and $66, respectively, of short-term fixed maturity investments. In addition, Corporate held $4 of other investments as of September 30, 2003. These investments earned $0 and $2 of income for the third quarter and nine months ended September 30, 2003, respectively.

In connection with the HLI Repurchase, the carrying value of the purchased fixed maturity investments was adjusted to fair market value as of the date of the repurchase. This adjustment was reported in Corporate. The amortization of the adjustment to the fixed maturity investments' carrying values is reported in Corporate's net investment income. The total amount of amortization for the third quarter and nine months ended September 30, 2003 was $5 and $13, respectively. The total amount of amortization for the third quarter and nine months ended September 30, 2002 was $4 and $13, respectively.

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

The  following  table  identifies  fixed  maturity   securities  by  type  on  a
consolidated basis, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.


                                                 CONSOLIDATED FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                           SEPTEMBER 30, 2003                                        DECEMBER 31, 2002
                           ----------------------------------------------------     ------------------------------------------------
                                                                      PERCENT                                                PERCENT
                                                                     OF TOTAL                                               OF TOTAL
                           AMORTIZED  UNREALIZED UNREALIZED   FAIR     FAIR     AMORTIZED  UNREALIZED UNREALIZED    FAIR     FAIR
                              COST      GAINS      LOSSES     VALUE    VALUE       COST      GAINS      LOSSES     VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
ABS                        $   6,544  $     152  $    (150) $    6,546   9.3%    $    6,109 $      155 $    (173) $    6,091   10.1%
CMBS                           9,414        637        (34)     10,017  14.2%         6,964        607       (10)      7,561   12.6%
Collateralized mortgage
  obligation ("CMO")           1,023         26         (2)      1,047   1.5%           909         45        (2)        952    1.6%
Corporate
   Basic industry              3,554        243        (15)      3,782   5.3%         2,931        194       (19)      3,106    5.2%
   Capital goods               1,691        135         (9)      1,817   2.6%         1,399         92       (10)      1,481    2.5%
   Consumer cyclical           2,764        192        (12)      2,944   4.2%         1,873        121        (5)      1,989    3.3%
   Consumer non-cyclical       3,532        259        (10)      3,781   5.4%         3,101        220       (22)      3,299    5.5%
   Energy                      1,938        160         (9)      2,089   3.0%         1,812        137       (10)      1,939    3.2%
   Financial services          7,133        580        (55)      7,658  10.8%         6,454        441      (100)      6,795   11.3%
   Technology and
     communications            4,595        514        (14)      5,095   7.2%         3,972        337       (92)      4,217    7.0%
   Transportation                744         60        (11)        793   1.1%           707         57       (20)        744    1.2%
   Utilities                   2,711        212        (28)      2,895   4.1%         2,371        147       (60)      2,458    4.1%
   Other                         619         37         (2)        654   0.9%           483         23        --         506    0.9%
Government/Government
 agencies
   Foreign                     1,395        141         (6)      1,530   2.2%         1,780        162        (8)      1,934    3.2%
   United States               1,019         55         (2)      1,072   1.5%           764         53        --         817    1.4%
MBS - agency                   3,026         54         (2)      3,078   4.4%         2,739         79        --       2,818    4.7%
Municipal
   Taxable                       451         18        (11)        458   0.6%           147         20        (1)        166    0.3%
   Tax-exempt                  9,399        800         (8)     10,191  14.4%        10,029        822        (5)     10,846   18.1%
Redeemable preferred stock        77          5         (1)         81   0.1%            97          6        (1)        102    0.2%
Short-term                     5,058          2         (1)      5,059   7.2%         2,151          2        --       2,153    3.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES     $  66,687  $   4,282  $    (382) $   70,587 100.0%    $   56,792 $    3,720 $    (538) $   59,974  100.0%
====================================================================================================================================
Total general account
  fixed maturities         $  55,649  $   3,561  $    (301) $   58,909  83.5%    $   46,241 $    3,062 $    (414) $   48,889   81.5%
Total guaranteed separate
  account fixed maturities $  11,038  $     721  $     (81) $   11,678  16.5%    $   10,551 $      658 $    (124) $   11,085   18.5%
====================================================================================================================================


The Company's fixed maturity gross unrealized gains and losses have improved by $562 and $156, respectively, from December 31, 2002 to September 30, 2003, primarily as a result of improved corporate credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the increase of the 10-year Treasury rate since December 2002, including an 80 basis point increase from its low in June 2003 of 3.1%. In recent months, there has been a considerable amount of volatility in the Treasury market. Speculation over the possibility of the Federal Reserve purchasing Treasuries combined with talk of deflation on the part of the Federal Reserve pushed the yield on 10-year Treasuries down to its June low. However, signs of a rebound in the economy and the Federal Reserve's comments downplaying the prospects for both deflation and market intervention have caused the price of 10-year Treasuries to fall by almost 9% between mid-June and the end of July, as the yield rose to nearly 4.5%. As of September 30, 2003, the 10-year Treasury yield dipped down to 3.94%.

Except for CMBS, municipal tax-exempt and short-term securities, the investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002.

Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties. The Company decreased its percentage of tax-exempt municipal holdings due to the alternative minimum tax implications. Short-term securities have increased primarily due to the receipt of operating cash flows awaiting investment in longer term securities and from the collateral obtained related to the Company's securities lending program.

For a discussion of risk factors associated with sectors with significant unrealized loss positions, please see the sector risk factor commentary under the Consolidated Total Securities with Unrealized Loss Greater than Six Months by Sector schedule in this section of the MD&A.

The following table identifies fixed maturities by credit quality on a consolidated basis, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.


                                           CONSOLIDATED FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR       AMORTIZED                TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE            COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies         $     5,020  $     5,146       7.3%        $     4,234  $     4,397       7.3%
AAA                                                       14,542       15,490      21.9%             13,344       14,358      24.0%
AA                                                         7,082        7,583      10.7%              7,267        7,784      13.0%
A                                                         17,000       18,200      25.8%             15,082       16,034      26.7%
BBB                                                       14,567       15,536      22.0%             11,531       12,121      20.2%
BB & below                                                 3,418        3,573       5.1%              3,183        3,127       5.2%
Short-term                                                 5,058        5,059       7.2%              2,151        2,153       3.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $    66,687  $    70,587     100.0%        $    56,792  $    59,974     100.0%
====================================================================================================================================
Total general account fixed maturities               $    55,649  $    58,909      83.5%        $    46,241  $    48,889      81.5%
Total guaranteed separate account fixed maturities   $    11,038  $    11,678      16.5%        $    10,551  $    11,085      18.5%
====================================================================================================================================

As of September 30, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                                              CONSOLIDATED BIG FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR       AMORTIZED                TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE            COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
ABS                                                  $       305  $       260       7.3%        $       237  $       209       6.7%
CMBS                                                         213          218       6.1%                196          214       6.8%
Corporate
  Basic industry                                             329          335       9.4%                338          339      10.8%
  Capital goods                                              190          196       5.5%                177          180       5.8%
  Consumer cyclical                                          361          384      10.7%                289          298       9.5%
  Consumer non-cyclical                                      390          403      11.3%                263          255       8.2%
  Energy                                                     112          119       3.3%                111          113       3.6%
  Financial services                                          19           20       0.6%                 53           45       1.4%
  Technology and communications                              451          528      14.7%                612          571      18.3%
  Transportation                                              44           45       1.3%                 44           40       1.3%
  Utilities                                                  485          490      13.7%                415          376      12.0%
Foreign government                                           468          525      14.7%                397          441      14.1%
Other [1]                                                     51           50       1.4%                 51           46       1.5%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $     3,418  $     3,573     100.0%        $     3,183  $     3,127     100.0%
------------------------------------------------------------------------------------------------------------------------------------
Total general account fixed maturities               $     2,631  $     2,753      77.1%        $     2,494  $     2,443      78.1%
Total guaranteed separate account fixed maturities   $       787  $       820      22.9%        $       689  $       684      21.9%
====================================================================================================================================

[1] Other represents tax-exempt municipal bonds, redeemable preferred stocks and real estate investment trusts.

As of September 30, 2003 and December 31, 2002, the Company held no issuer of a BIG security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities on a consolidated basis, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002, by length of time the security was in an unrealized loss position.


                                        CONSOLIDATED UNREALIZED LOSS AGING OF TOTAL SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                      AMORTIZED       FAIR      UNREALIZED       AMORTIZED       FAIR     UNREALIZED
                                                         COST         VALUE        LOSS             COST         VALUE        LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $    5,806   $    5,670    $   (136)       $    2,042   $     1,949   $    (93)
Greater than three months to six months                     597          572         (25)            1,542         1,463        (79)
Greater than six months to nine months                      312          299         (13)              703           611        (92)
Greater than nine months to twelve months                   387          357         (30)            1,820         1,719       (101)
Greater than twelve months                                2,037        1,849        (188)            2,351         2,103       (248)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $    9,139   $    8,747    $   (392)       $    8,458   $     7,845   $   (613)
====================================================================================================================================
Total general accounts                               $    7,355   $    7,044    $   (311)       $    6,339   $     5,852   $   (487)
Total guaranteed separate accounts                   $    1,784   $    1,703    $    (81)       $    2,119   $     1,993   $   (126)
====================================================================================================================================

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.

As of September 30, 2003, fixed maturities represented $382, or 97%, of the Company's total unrealized loss. There were no fixed maturities as of September 30, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of September 30, 2003 and December 31, 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of September 30, 2003, no asset-backed securities had an unrealized loss in excess of $20. For a detailed discussion of the other than temporary impairment criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements, both of which are included in The Hartford's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% and 6%, respectively, of the total unrealized loss amount.

The total securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.

                          CONSOLIDATED TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30, 2003                                 DECEMBER 31, 2002
                                      ----------------------------------------------    --------------------------------------------
                                                                        PERCENT OF                                        PERCENT OF
                                                                           TOTAL                                             TOTAL
                                       AMORTIZED    FAIR    UNREALIZED  UNREALIZED       AMORTIZED     FAIR    UNREALIZED UNREALIZED
                                         COST      VALUE       LOSS        LOSS             COST      VALUE       LOSS       LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables          $      182  $    117 $      (65)      28.1%       $       94   $     79 $     (15)       3.4%
  CDOs                                       211       175        (36)      15.6%              262        217       (45)      10.2%
  Credit card receivables                    273       253        (20)       8.7%              408        359       (49)      11.1%
  MH receivables                              30        28         (2)       0.9%               21         20        (1)       0.2%
  ther ABS and CMBS                          815       798        (17)       7.4%              763        748       (15)       3.4%
Corporate
  Financial services                         725       683        (42)      18.2%              910        831       (79)      17.9%
  Technology and communications               26        23         (3)       1.3%              609        536       (73)      16.6%
  Transportation                              44        36         (8)       3.5%               89         72       (17)       3.9%
  Utilities                                  163       147        (16)       6.9%              361        325       (36)       8.2%
  Other                                      213       199        (14)       6.1%              821        781       (40)       9.1%
Diversified equity mutual funds                6         5         (1)       0.4%              113         88       (25)       5.7%
Other securities                              48        41         (7)       2.9%              423        377       (46)      10.3%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                 $    2,736  $  2,505 $     (231)     100.0%       $    4,874   $  4,433     $(441)     100.0%
====================================================================================================================================
Total general accounts                $    1,951  $  1,780 $     (171)      74.0%       $    3,597   $  3,258 $    (339)      76.9%
Total guaranteed separate accounts    $      785  $    725 $      (60)      26.0%       $    1,277   $  1,175 $    (102)      23.1%
====================================================================================================================================


The ABS in an unrealized loss position for six months or more as of September 30, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables - The securities supported by aircraft, aircraft lease payments and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline in value due to a reduction in lease payments and aircraft values driven by a decline in airline travel, which resulted in bankruptcies and other financial difficulties of airline carriers. As a result of these factors, significant risk premiums have been required by the market for securities in this sector, resulting in reduced liquidity and lower broker quoted prices. The level of recovery will depend on economic fundamentals and airline operating performance. Aircraft lease receivables will be further stressed if passenger air traffic declines or airlines liquidate rather than emerge from bankruptcy protection.

CDOs - Adverse CDO experience can be attributed to higher than expected default rates on the collateral, particularly in the technology and utilities sectors, and lower than expected recovery rates. Improved economic and operating fundamentals of the underlying security issuers should lead to improved pricing levels.

Credit card receivables - The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year, the Company believes that this sub-sector will continue to be under stress and expects holdings to be very sensitive to changes in collateral performance.

As of September 30, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position were corporate fixed maturities primarily within the financial services and utilities sectors.

Financial Services - The financial services securities in an unrealized loss position are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corp., the decline in the energy trading industry and the regulatory, political and legal effect of the California utility crisis. These events led to credit downgrades, which continue to negatively impact security price levels. Companies have begun to reduce leverage, selling various non-core businesses and have secured liquidity sources either through capital market issuances or bank lines to support cash flow needs. Improved credit fundamentals coupled with increased energy prices and demand should allow the price of these companies' securities to improve.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of September 30, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both included in The Hartford's 2002 Form 10-K Annual Report.

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

The following table presents the Company's unrealized loss aging for BIG and equity securities on a consolidated basis, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                                   CONSOLIDATED UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ---------------------------------------    ------------------------------------
                                                      AMORTIZED       FAIR      UNREALIZED       AMORTIZED       FAIR     UNREALIZED
                                                         COST         VALUE        LOSS             COST         VALUE        LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $      401   $     386     $    (15)       $      274   $      229    $    (45)
Greater than three months to six months                     144         133          (11)              308          267         (41)
Greater than six months to nine months                       77          73           (4)              266          213         (53)
Greater than nine months to twelve months                    86          76          (10)              576          515         (61)
Greater than twelve months                                  460         383          (77)              610          517         (93)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $    1,168   $   1,051     $   (117)       $    2,034   $    1,741    $   (293)
====================================================================================================================================
Total general accounts                               $      987   $     887     $   (100)       $    1,702   $    1,444    $   (258)
Total guaranteed separate accounts                   $      181   $     164     $    (17)       $      332   $      297    $    (35)
====================================================================================================================================

Similar to the decrease in the Consolidated Unrealized Loss Aging of Total Securities table from December 31, 2002 to September 30, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.

The BIG and equity securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.



                     CONSOLIDATED BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30, 2003                                 DECEMBER 31, 2002
                                     -----------------------------------------------    --------------------------------------------
                                                                        PERCENT OF                                        PERCENT OF
                                                                           TOTAL                                             TOTAL
                                      AMORTIZED     FAIR    UNREALIZED  UNREALIZED       AMORTIZED     FAIR    UNREALIZED UNREALIZED
                                         COST      VALUE       LOSS        LOSS             COST      VALUE       LOSS       LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $       62   $     38 $      (24)     26.4%        $        4   $      2 $      (2)       1.0%
  CDOs                                       47         38         (9)      9.9%                 4          2        (2)       1.0%
  Credit card receivables                    53         36        (17)     18.7%                36         23       (13)       6.3%
  Other ABS and CMBS                         54         47         (7)      7.7%                45         39        (6)       2.9%
Corporate
  Financial services                         80         75         (5)       5.5%              141        131       (10)       4.8%
  Technology and communications              21         19         (2)      2.2%               325        267       (58)      28.0%
  Transportation                             21         17         (4)      4.4%                33         26        (7)       3.4%
  Utilities                                 148        134        (14)     15.4%               209        182       (27)      13.0%
  Other                                     127        120         (7)      7.7%               379        346       (33)      15.9%
Diversified equity mutual funds               6          5         (1)      1.1%               113         88       (25)      12.1%
Other securities                              4          3         (1)      1.0%               163        139       (24)      11.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $      623   $    532 $      (91)    100.0%        $    1,452   $  1,245     $(207)     100.0%
====================================================================================================================================
Total general accounts               $      502   $    428 $      (74)     81.3%        $    1,191   $  1,012     $(179)      86.5%
Total guaranteed separate accounts   $      121   $    104 $      (17)     18.7%        $      261   $    233     $ (28)      13.5%
====================================================================================================================================

For a discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Consolidated Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, if customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Investment Products segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2003 was $16.2 billion. Due to the fact that 77% of this amount is reinsured, the net exposure is $3.7 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $110 to $368 for these contracts. The median of the stochastically generated investment performance scenarios was $176.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit ("GMDB") feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 1 (f).

In the first quarter of 2004, the Company will adopt the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP and current market conditions, the unrecorded GMDB liabilities, net of reinsurance, are estimated to be between $60 and $70 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves is expected to result in a reduction of net income of between $30 and $40. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

In addition, the Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact that guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using capital market instruments.


--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The capital structure of The Hartford consists of debt and equity summarized as follows:


                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                             2003               2002         CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt (includes current maturities of long-term debt)                        $          515   $          315         63%
Long-term debt                                                                                  3,660            2,596         41%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts
      holding solely junior subordinated debentures ("trust preferred securities")                962            1,468        (34%)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT                                                                             $        5,137   $        4,379         17%
------------------------------------------------------------------------------------------------------------------------------------
Equity excluding accumulated other comprehensive income ("AOCI"), net of tax           $        9,987   $        9,640          4%
AOCI, net of tax                                                                                1,357            1,094         24%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             $       11,344   $       10,734          6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION INCLUDING AOCI                                                    $       16,481   $       15,113          9%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION EXCLUDING AOCI                                                    $       15,124   $       14,019          8%
------------------------------------------------------------------------------------------------------------------------------------
Debt to equity  [1]                                                                               45%              41%
Debt to capitalization  [1]                                                                       31%              29%
====================================================================================================================================

[1] Excluding trust preferred securities from total debt and AOCI from total stockholders' equity and total capitalization, the debt to equity ratio was 42% and 30% and the debt to capitalization ratio was 28% and 21% as of September 30, 2003 and December 31, 2002, respectively.

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

The Hartford's total capitalization increased $1.4 billion and total capitalization excluding AOCI increased $1.1 billion as of September 30, 2003 compared to December 31, 2002. This increase was due to the capital raising stated above, partially offset by a net loss of $(545) for the nine months ended September 30, 2003, which reflects the $1.7 billion, after-tax, charge taken to strengthen reserves for asbestos related exposure.

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

The present value of the contract adjustment payments of $95 was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the purchase contracts. Additional paid-in capital as of September 30, 2003 also reflected a charge of $17 representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $56.875. Because the average market price of The Hartford's common stock during the quarter and nine months ended September 30, 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation.

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

                                                                                                              OUTSTANDING
                                                                                                                 AS OF
                                                                                                   ----------------- ---------------
                                                        EFFECTIVE     EXPIRATION      MAXIMUM       SEPTEMBER 30,     DECEMBER 31,
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
====================================================================================================================================

[1] Excludes current maturities of long-term debt of $200 and $0 as of September 30, 2003 and December 31, 2002, respectively.

TRUST PREFERRED SECURITIES

On June 30, 2003, the Company redeemed $180 of its 7.7% trust preferred securities issued by Hartford Capital I. On September 30, 2003, the Company redeemed the remaining $320 of its 7.7% trust preferred securities issued by Hartford Capital I.

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

Dividends - On July 17, 2003, The Hartford declared a dividend on its common stock of $0.27 per share payable on October 1, 2003 to shareholders of record as of September 2, 2003.

CASH FLOWS

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        --------------------------
                                            2003         2002
------------------------------------------------------------------
Cash provided by operating activities   $     2,878  $     2,061
Cash used for investing activities      $    (6,873) $    (5,780)
Cash provided by financing activities   $     4,115  $     3,771
Cash - end of period                    $       496  $       413
==================================================================

The increase in cash provided by financing activities was primarily the result of capital raising activities in the second quarter, partially offset by lower proceeds from investment and universal life-type contracts. The increase in cash provided by operating activities was primarily the result of income before the impact of the 2003 asbestos reserve addition, as well as changes in receivables and liabilities balances. The increase in cash from operating and financing activities accounted for the majority of the change in cash used for investing activities. Operating cash flows for the nine months ended September 30, 2003 and 2002 were adequate to meet liquidity requirements.

PENSION PLAN

During September 2003, the Company announced its approval to amend its pension plan to implement, effective January 1, 2009, the cash balance formula for purposes of calculating pension benefits for all employees hired before January 1, 2001.

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

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating of The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of the capital-raising activities. The outlook is stable.

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

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of November 3, 2003.

                             A.M.            STANDARD
                             BEST    FITCH   & POOR'S    MOODY'S
------------------------------------------------------------------
INSURANCE FINANCIAL
 STRENGTH RATINGS:
  Hartford Fire               A+      AA       AA-        Aa3
  Hartford Life Insurance
   Company                    A+      AA       AA-        Aa3
  Hartford Life & Accident    A+      AA       AA-        Aa3
  Hartford Life & Annuity     A+      AA       AA-        Aa3
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a-       A        A-         A3
   Commercial paper          AMB-2    F1       A-2        P-2
  Hartford Capital I
   quarterly income
   preferred securities       bbb     A-       BBB        Baa1
  Hartford Capital III
   trust originated
   preferred securities       bbb     A-       BBB        Baa1
  Hartford Life, Inc.:
   Senior debt                a-       A        A-         A3
   Commercial paper           --      F1       A-2        P-2
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       bbb     A-       BBB        Baa1
  Hartford Life Insurance
   Company:
   Short Term Rating          --      --       A-1+       P-2
==================================================================

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

                                    SEPTEMBER 30,   DECEMBER 31,
(in billions)                           2003            2002
------------------------------------------------------------------
Life operations                   $            3.6 $           3.0
Property & Casualty operations                 5.6             4.9
------------------------------------------------------------------
TOTAL                             $            9.2 $           7.9
==================================================================

LIQUIDITY REQUIREMENTS

The Hartford Financial Services Group, Inc. and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. The insurance holding company laws of the jurisdictions in which the Company's insurance subsidiaries are incorporated (or deemed commercially domiciled) limit the payment of dividends. As of October 31, 2003, the Company's insurance subsidiaries have paid $326 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.1 billion in dividends to HFSG and HLI for the remainder of 2003 without prior approval from the applicable insurance commissioner.

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

The Company will periodically evaluate whether an accrual is required related to this residual value guarantee. At September 30, 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.

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

Legislative Initiatives - Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on The Hartford's sales of variable annuities and other investment products. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in certain individual tax rates and the estate tax, reductions in benefits currently received by The Hartford stemming from the dividends received deduction, changes to the tax treatment of deferred compensation arrangements, and changes to investment vehicles and retirement savings plans and incentives. Prospects for enactment and the ultimate market effect of these proposals are uncertain. Any potential effect to The Hartford's financial condition or results of operations from the Jobs and Growth Act of 2003 or future tax proposals cannot be reasonably estimated at this time.

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

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2003.


CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 3, 2000, thirteen years after it had accepted Hartford A&I's notice of exhaustion, MacArthur filed an action against Hartford A&I and another insurer in the U.S. District Court for the Eastern District of New York, seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had note exhausted limits MacArthur alleges to be available for non-products liability. The complaint sought a declaration of coverage and unquantified damages. On
March 28, 2003, the District Court dismissed this action without prejudice on MacArthur's motion.

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

On November 22, 2002, MacArthur filed a bankruptcy petition and proposed plan of reorganization, which seeks to implement the terms of its settlement with St. Paul. MacArthur asked the bankruptcy court to determine the full amount of its current and future asbestos liability in an amount substantially more than the alleged liquidated but unpaid claims. On October 31, 2003, the bankruptcy court ruled that it would neither determine nor estimate the total amount of current and future asbestos liability claims against MacArthur. The Company expects that MacArthur will ask the Alameda County court instead to determine the total amount of current and future asbestos liability claims against MacArthur and to enter judgment against Hartford A&I for a substantial portion of that amount. A confirmation trial currently is scheduled to begin November 10, 2003.

In a second amended complaint filed on July 21, 2003 in the Alameda County action, following Hartford A&I's successful demurrer to the first two complaints, MacArthur alleges that its liability for liquidated but unpaid asbestos bodily injury claims is $2.5 billion, of which more than $1.8 billion consists of unpaid judgments. The ultimate amount of MacArthur's asbestos liability, including any unresolved present claims and future demands, is currently unknown.

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

Bancorp Services, LLC - In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, The Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement.


ITEM 5.  OTHER INFORMATION

While the Company's Board of Directors has not set the date of the Company's 2004 annual meeting of shareholders, the Company anticipates that the date of the meeting will be May 20, 2004. As a result, proposals submitted by shareholders for inclusion in the proxy statement relating to the 2004 annual meeting of shareholders must be received by the Company no later than the close of business on January 5, 2004, as compared to the original deadline of November 12, 2003, which was included in the proxy statement for the Company's 2003 annual meeting of shareholders. Any proposal received after January 5, 2004 will not be included in the Company's proxy materials for 2004. In addition, all proposals for inclusion in the 2004 proxy statement must comply with all of the requirements of SEC Rule 14a-8 under the Securities Exchange Act of 1934. In accordance with the Company's bylaws, no proposal may be presented at the 2004 annual meeting of shareholders unless the Company receives notice of the proposal by January 17, 2004. Proposals must be addressed to Brian S. Becker, Senior Vice President and Corporate Secretary, The Hartford Financial Services Group, Inc., 690 Asylum Avenue, Hartford, CT 06105. All proposals must comply with the requirements set forth in the Company's bylaws, a copy of which may be obtained from the Corporate Secretary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index on page 63.

(b)  Reports on Form 8-K:

     During the quarterly period ended September 30, 2003, the Company filed the following Current Report on Form 8-K:

     Dated July 8, 2003, Item 5, Other Events, to report the sale of $320 aggregate principal amount of 4.625% senior notes due July 15, 2013.

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



                                     The Hartford Financial Services Group, Inc.
                                     (Registrant)



                                     /s/ Robert J. Price
                                     -------------------------------------------
                                     Robert J. Price
                                     Senior Vice President
                                     and Controller





November 5, 2003

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                    FORM 10-Q

                                 EXHIBITS INDEX


       EXHIBIT NO.    DESCRIPTION
       ----------     -----------


        4.01 Supplemental Indenture No. 4, dated as of July 10, 2003, to the Senior Indenture, dated as of October 20, 1995, between ITT Hartford Group, Inc. and The Chase Manhattan Bank (National Association) as Trustee, between the Company and JPMorgan Chase Bank, as Trustee.

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