Form 10-K
period 2003-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2004-02-27
CIK 874766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act: the following, all of which are listed on the New York Stock Exchange, Inc.:


Common Stock, par value $0.01 per share

7.45% Trust Originated Preferred Securities, Series C, issued by Hartford
      Capital III
6% Equity Units
7% Equity Units





Securities registered pursuant to Section 12(g) of the Act:


7.75% Notes due June 15, 2005       6.375%  Notes due  November 1, 2008
2.375%  Notes due June 1, 2006      4.1% Equity Unit Notes due November 16, 2008
4.7% Notes due  September  1, 2007  7.9% Notes due June 15, 2010
2.56% Equity Unit Notes due August  4.625% Notes due July 15, 2013
  16, 2008                          7.3% Debentures due November 1, 2015



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ].

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2003, was $14,167,000,000 based on the closing price of $50.36 per share of the Common Stock on the New York Stock Exchange on June 30, 2003.

As of February 20, 2004, there were outstanding 291,345,148 shares of Common Stock, $0.01 par value per share, of the registrant.

                      Documents Incorporated by Reference:
Portions of the Registrant's definitive proxy statement for its 2004 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                    CONTENTS



        ITEM  DESCRIPTION                                                   PAGE

PART I    1   Business                                                        2
          2   Properties                                                     14
          3   Legal Proceedings                                              14
          4   Submission of Matters to a Vote of Security Holders            16

PART II   5   Market for The Hartford's Common Equity and Related
              Stockholder Matters                                            16
          6   Selected Financial Data                                        18
          7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            19
          7A  Quantitative and Qualitative Disclosures About Market Risk     80
          8   Financial Statements and Supplementary Data                    80
          9   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                       80
          9A  Controls and Procedures                                        80

PART III  10  Directors and Executive Officers of The Hartford               80
          11  Executive Compensation                                         81
          12  Security Ownership of Certain Beneficial Owners and
              Management                                                     81
          13  Certain Relationships and Related Transactions                 81
          14  Principal Accounting Fees and Services                         81

PART IV   15  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    81
              Signatures                                                    II-1
              Exhibits Index                                                II-2

PART I

ITEM 1.  BUSINESS
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA, UNLESS OTHERWISE STATED)

GENERAL

The Hartford Financial Services Group, Inc. (together with its subsidiaries, "The Hartford" or the "Company") is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford's subsidiaries. The Hartford writes insurance and reinsurance in the United States and internationally. At December 31, 2003, total assets and total stockholders' equity of The Hartford were $225.9 billion and $11.6 billion, respectively.

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

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. ("The Hartford mutual funds"), families of 34 mutual funds. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.

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

On December 31, 2003 the Company acquired certain of CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003 was based on a September 30, 2003 valuation of the businesses acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the businesses acquired. Currently the Company estimates that adjustment to the purchase price to be an increase of $51. As a result of the acquisition being effective on December 31, 2003, there were no income statement effects recorded for the year ended December 31, 2003, although the acquired CNA assets and liabilities were reflected on the Company's balance sheet. For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 18 of Notes to Consolidated Financial Statements.

REPORTING SEGMENTS

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, Corporate includes certain interest expense, capital raising and purchase accounting adjustment activities, as well as capital raised that has not been contributed to the Company's insurance subsidiaries.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company also includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense as well as its international operations, which are primarily located in Japan and Brazil, realized capital gains and losses and intersegment eliminations.

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance; and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. "North American" includes the combined underwriting results of the Business Insurance, Personal Lines, Specialty Commercial and Reinsurance underwriting segments. Property & Casualty also includes income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, other expenses including interest, severance and income taxes.

The following is a description of Life and Property & Casualty along with each of their segments, including a discussion of principal products, marketing and distribution and competitive environments. Additional information on The Hartford's reporting segments may be found in the MD&A and Note 17 of Notes to Consolidated Financial Statements.

LIFE

Life's business is conducted by the subsidiaries of Hartford Life, Inc. ("HLI"), a leading financial services and insurance organization. Through Life, The Hartford provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 735,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of The Hartford's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. In an effort to advance the Company's strategy of growing its businesses, The Hartford acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003, and the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 18 of Notes to Consolidated Financial Statements. In addition, The Hartford's Japanese operation achieved $3.7 billion, $1.4 billion and $462 in variable annuity sales for the years ended December 31, 2003, 2002 and 2001, respectively. The growth in sales was the primary reason for the increased account values related to Japan, which grew to more than $6.2 billion as of December 31, 2003 up from $1.7 billion as of December 31, 2002.

HLI is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2003. In the past year, Life's total assets under management, which include $22.5 billion of third-party assets invested in the Company's mutual funds and 529 College Savings Plans, increased 27% to $210.1 billion at December 31, 2003 from $165.1 billion at December 31, 2002. Life generated revenues of $8.1 billion, $6.9 billion and $7.4 billion in 2003, 2002 and 2001, respectively. Additionally, Life generated net income of $769, $557 and $685 in 2003, 2002 and 2001, respectively.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, HLI was awarded the 2003 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the eighth consecutive year. HLI is the only company to receive this prestigious award in every year of the award's existence. Also, in 2003 the Company earned its first DALBAR Awards for Mutual Fund and Retirement Plan Service which recognize Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Additionally, the Company's Individual Life segment won its third consecutive DALBAR award for service of life insurance customers and its second DALBAR Intermediary Service Award in 2003.

RISK MANAGEMENT

Life's product designs, prudent underwriting standards and risk management techniques are intended to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit ("GMDB") and guaranteed minimum withdrawal benefit ("GMWB") offered with variable annuity products, equity market volatility. As of December 31, 2003, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. The Company also uses reinsurance in combination with derivative instruments to minimize the volatility associated with the GMWB liability.

INVESTMENT PRODUCTS

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment's assets under management grew to $146.5 billion at December 31, 2003 from $110.2 billion at December 31, 2002. Investment Products generated revenues of $3.8 billion, $3.1 billion and $3.3 billion in 2003, 2002 and 2001, respectively, of which individual annuities accounted for $1.8 billion for 2003 and $1.5 billion for 2002 and 2001. Net income in the Investment Products segment was $510, $432 and $463 in 2003, 2002 and 2001, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $16.5 billion, $11.6 billion and $10.0 billion in 2003, 2002 and 2001, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $15.7 billion, $10.3 billion and $9.0 billion in 2003, 2002 and 2001, respectively. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company's total account value related to individual annuity products was $97.7 billion as of December 31, 2003. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products. At December 31, 2002, the Company's total account value related to individual annuity products was $74.9 billion. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Life continues to emerge as a significant participant in the mutual fund business. In 2003 The
Hartford mutual funds reached $20 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. As of December 31, 2003, retail mutual fund assets were $20.3 billion. The Company is also among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "401(k)") and to municipalities pursuant to Section 457 and 403 of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "403(b)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs"). In 2002, the Company began selling 529 college savings products.

Principal Products
------------------

Individual Variable Annuities -- Life earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract's deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $86.5 billion as of December 31, 2003, have grown from $64.3 billion as of December 31, 2002, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 90% and 88% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2003 and 2002, respectively.

In August 2002, the Company introduced Principal First, a new guaranteed withdrawal benefit rider which is sold in conjunction with the Company's variable annuity contracts. The Principal First rider provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater.

The assets underlying the Company's variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"); Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. ("Putnam"); American Funds; MFS Investment Management ("MFS"); Franklin Templeton Group; and AIM Investments ("AIM"). All have an interest in the continued growth in sales of the Company's products and enhance the marketability of the Company's annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation's most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately four years. Account values of fixed MVA annuities were $11.2 billion and $10.6 billion as of December 31, 2003 and 2002, respectively.

Mutual Funds -- In September 1996, Life launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 34 funds, including the addition of the Hartford Equity Income Fund introduced in 2003. The Company's funds are managed by Wellington and Hartford Investment Management. The Company has entered into agreements with over 960 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements. Total retail mutual fund assets under management were $20.3 billion and $14.1 billion as of December 31, 2003 and 2002, respectively.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Hartford Investment Management manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2003, the Company administered over 3,000 plans under Section 457 and 403(b). Total governmental assets under management were $9.7 billion and $7.9 billion as of December 31, 2003 and 2002, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2003, the Company administered over 4,100 Section 401(k) plans. Total corporate assets under management were $5.2 billion and $3.4 billion as of December 31, 2003 and 2002, respectively.

Institutional  Investment  Products -- The Company sells the following products:
institutional investment products, structured settlements, GICs and other short-term funding agreements, institutional mutual funds and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans. Structured settlement contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's Property & Casualty insurance operations as well as specialty brokers. Total institutional investment products assets under management were $13.1 billion and $9.9 billion as of December 31, 2003 and 2002, respectively. The increase in the institutional investment products assets under management was the result of strong sales totaling $3.4 billion, $2.0 billion and $2.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

Section 529 Plans - Life introduced a tax-advantaged college savings product ("529 plan") in March 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both residents of West Virginia and out-of-state participants to plan for a college education. In 1996, Congress created a tax-advantaged college savings program as part of Section 529 of the Internal Revenue Code (the "Code"). The 529 Plan is an investment plan operated by a state, designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax-exempt for qualified withdrawals. In July 2003, the Company began selling a multi-manager 529 product.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements the Company's existing offering of investment products (mutual funds, variable annuities, 401(k), 457 and 403 plans). It also leverages the Company's capabilities in distribution, service and fund performance. Total 529 Plan assets under management were $259 and $87 as of December 31, 2003 and 2002, respectively.

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

Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2003, the Company was selling products through the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company's primary wholesaler of its individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO,
Incorporated (collectively "PLANCO"). PLANCO is one of the nation's largest wholesalers of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes the Company's fixed and variable annuities, mutual funds, 401(k) plans and 529 Plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

Competition
-----------

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, and customer service.

Regulatory Developments
-----------------------

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company, like many others in the financial services industry, has received requests for information from the Securities and Exchange Commission and a subpoena from the New York Attorney General's Office, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulatory agencies in responding to these requests. In addition, representatives from the SEC's Office of Compliance Inspections and Examinations recently concluded an on-site compliance examination of the Company's variable annuity and mutual fund operations.

The Company's mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company's ability to restrict transfers by these owners is limited.

A number of companies recently have announced settlements of enforcement actions with various regulatory agencies, primarily the Securities and Exchange Commission and the New York Attorney General's Office. No such action has been initiated against the Company. It is possible that one or more regulatory agencies may pursue action against the Company in the future.

INDIVIDUAL LIFE

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company's Individual Life segment, contributing to a significant increase in life insurance in force in that year. As of December 31, 2003, life insurance in force increased 3% to $130.8 billion, from $126.7 billion as of December 31, 2002. Account values increased 15% to $8.7 billion as of December 31, 2003 from $7.6 billion as of December 31, 2002. Revenues were $982, $958 and $890 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income in the Individual Life segment was $145, $133 and $121 for the years ended December 31, 2003, 2002 and 2001, respectively.

Principal Products
------------------

Life holds a significant market share in the variable universal life product market and is the number one seller of variable life insurance, according to the Tillinghast Value Survey. In 2003, the Company's sales of individual life insurance were 54% variable universal life, 41% universal life and other, and 5% term life insurance.

Variable Universal Life -- Variable universal life provides life insurance with a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $4.7 billion and $3.6 billion as of December 31, 2003 and 2002, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells second-to-die universal life insurance policies similar to the variable universal life insurance product offered. Universal life and interest sensitive whole life account values were $3.3 and $3.1 billion as of December 31, 2003 and 2002, respectively.

Marketing and Distribution
--------------------------

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks, financial planners, certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system. Additional distribution is provided through Woodbury Financial Services, a subsidiary retail broker dealer and other marketing relationships.

Competition
-----------

The Individual Life segment competes with approximately 1,200 life insurance companies in the United States, as well as other  financial  intermediaries
marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including medical stop loss, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one, two or three year rate guarantees depending upon the product. In the disability market, the Company focuses on strong risk and claims management to derive a competitive advantage. The Group Benefits segment generated revenues of $2.6 billion for the years ended December 31, 2003 and 2002, and $2.5 billion for the year ended December 31, 2001, of which group disability insurance accounted for $1.1 billion in each of the three years and group life insurance accounted for $935, $887 and $763, respectively. The Company held group disability reserves of $4.0 billion and $2.5 billion and group life reserves of $1.2 billion and $765, as of December 31, 2003 and 2002, respectively. Net income in the Group Benefits segment was $148, $128 and $106 for the years ended December 31, 2003, 2002 and 2001, respectively.

As previously mentioned, Life acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003. This acquisition will increase the scale of the Company's group life and disability operations, expand the Company's distribution and enhance the Company's capability to deliver outstanding products and services.

Principal Products
------------------

Group Disability -- Life is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the "small case" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

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

Other -- Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual membership of various associations, as well as employee groups. A significant Medicare supplement customer of the company had been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation reduced the Company's Medicare supplement premium revenue to zero after 2001.

Marketing and Distribution
--------------------------

The Company uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations. The Company intends to continue to expand the system over the coming years in areas that offer the highest growth potential.

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

CORPORATE OWNED LIFE INSURANCE ("COLI")

Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities.

Variable COLI account values were $21.0 billion and $19.7 billion as of December 31, 2003 and 2002, respectively. Leveraged COLI account values decreased to $2.5 billion as of December 31, 2003 from $3.3 billion as of December 31, 2002, primarily due to surrender activity. COLI generated revenues of $483, $592 and $719 for the years ended December 31, 2003, 2002 and 2001, respectively and net income (loss) of ($1), $32 and $37 for the years ended December 31, 2003, 2002 and 2001, respectively.

PROPERTY & CASUALTY

Property & Casualty provides (1) workers' compensation, property, automobile, liability, umbrella, specialty casualty, marine, agricultural and bond coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard commercial lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; and (4) insurance related services.

The Hartford is the tenth largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 2002 according to A.M. Best Company, Inc. ("A.M. Best"). Property & Casualty generated revenues of $10.7 billion, $9.5 billion and $8.6 billion in 2003, 2002 and 2001, respectively. Earned premiums for 2003, 2002 and 2001 were $8.8 billion, $8.1 billion and $7.3 billion, respectively. Additionally, net income
(loss) was $(811),  $469 and $(115) for 2003, 2002 and 2001,  respectively.  The net loss for 2003 and 2001 includes the after-tax effect of the asbestos charge of $1,701 and $420 of after-tax losses related to the September 11 terrorist attack ("September 11"), respectively. Total assets for Property & Casualty were $37.2 billion and $31.1 billion as of December 31, 2003 and 2002, respectively.

BUSINESS INSURANCE

Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. This segment also provides commercial risk management products and services as well as marine coverage. Earned premiums for 2003, 2002 and 2001 were $3.7 billion, $3.1 billion and $2.6 billion (2001 includes $15 of reinsurance cessions related to September 11), respectively. The segment had underwriting income (loss) of $101, $44 and $(242) (2001includes $245 of underwriting loss related to September 11) in 2003, 2002 and 2001, respectively.

Principal Products
------------------

The  Business   Insurance  segment  offers  workers'   compensation,   property,
automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

Marketing and Distribution
--------------------------

Business Insurance provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing brokers and independent agents and involving trade associations and employee groups. Brokers and independent agents, who often represent other companies as well, receive commissions and other forms of incentive compensation from the Company based on written premium, growth in written premium and participation in underwriting profitability. Brokers and independent agents are not employees of The Hartford.

Competition
-----------

The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. The Hartford competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation. The Hartford is the ninth largest commercial lines insurer in the United States based on written premiums for the year ended December 31, 2002 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. The low interest rate environment is impacting returns and making underwriting decisions even more critical. Overall, in 2003, market conditions in the commercial industry have continued to improve as a result of increased underwriting discipline and a firmer pricing environment. Industry consolidation continues to take place.

PERSONAL LINES

Personal  Lines  provides   automobile,   homeowners'  and  home-based  business
coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Company's Omni Insurance Group, Inc. ("Omni") subsidiary in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP's Health Care Options. The Hartford's exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007. These agreements provide Personal Lines with an important competitive advantage. Personal lines had earned premiums of $3.2 billion, $3.0 billion and $2.7 billion in 2003,

2002 and 2001, respectively. Underwriting income (loss) for 2003, 2002 and 2001 was $117, $(46) and $(87) (2001 includes $9 of underwriting loss related to September 11), respectively.

Principal Products
------------------

Personal Lines provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP.

Marketing and Distribution
--------------------------

Personal Lines reaches diverse markets through multiple distribution channels including brokers, independent agents, direct mail, the internet and advertising in publications. This segment provides customized products and services to customers through a network of independent agents in the standard personal lines market, and in the non-standard automobile market through Omni. Independent agents, who often represent other companies as well, receive commissions and other forms of incentive compensation from the Company based on written premium, growth in written premium and participation in underwriting profitability. Brokers and independent agents are not employees of The Hartford. Personal Lines has an important relationship with AARP and markets directly to its over 35 million members.

Competition
-----------

The personal lines automobile and homeowners businesses continue to remain highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. The Hartford is the twelfth largest personal lines insurer in the United States based on written premiums for the year ended December 31, 2002 according to A.M. Best. Industry consolidation continues to take place, and the effective utilization of technology is becoming increasingly important. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement was renewed during the fourth quarter of 2001 and is in effect through January 1, 2010. Management expects favorable "baby boom" demographics to increase AARP membership during this period. In addition, The Hartford provides customer service for all health insurance products offered through AARP's Health Care Options, with an agreement that continues through 2007.

SPECIALTY COMMERCIAL

Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.6 billion, $1.2 billion and $1.0 billion (2001 includes $7 of reinsurance cessions related to September 11) in 2003, 2002 and 2001, respectively. Underwriting losses were $29, $23 and $262 (2001 includes $167 of underwriting loss related to September 11) in 2003, 2002 and 2001, respectively.

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

Marketing and Distribution
--------------------------

Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents and brokers as well as wholesalers. Independent agents, who represent other companies as well, receive commissions and other forms of incentive compensation from the Company based on written premium, growth in written premium and participation in underwriting profitability. Brokers and independents agents are not employees of The Hartford.

Competition
-----------

The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. Specialty Commercial is comprised of a diverse group of businesses that are unique to commercial lines. Each line of business operates independently with its own set of business objectives, and focuses on the operational dynamics of their specific industry. These businesses, while somewhat interrelated, have a unique business model and operating cycle. Specialty Commercial is considered a transactional business and, therefore, competes with other companies for business primarily on an account by account basis due to the complex nature of each transaction.
Specialty Commercial competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. Overall, in 2003, market conditions in the commercial industry have continued to improve as a result of increased underwriting discipline and a firmer pricing environment. Industry consolidation continues to take place.

REINSURANCE

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance"), whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance reinsured most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premium less the related unamortized commissions/deferred acquisition costs net of an override commission which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the two year period following the agreement. The guaranteed minimum is reflected in net income for the year ended December 31, 2003. The Company remains subject to reserve development relating to all retained business.

Prior to the Endurance transaction, the Reinsurance segment assumed reinsurance in North America and primarily wrote treaty reinsurance through professional reinsurance brokers covering various property, casualty, property catastrophe, marine and alternative risk transfer ("ART") products. ART included non-traditional reinsurance products such as multi-year property catastrophe treaties, aggregate excess of loss agreements and quota share treaties with single event caps. International property catastrophe, marine and ART were also written outside of North America through a London contact office. The Reinsurance segment had earned premiums of $352, $713, $851 (2001 includes $69 of reinsurance cessions related to September 11) in 2003, 2002 and 2001, respectively. Underwriting losses were $125, $59 and $375 (2001 includes $226 of underwriting loss related to September 11) in 2003, 2002 and 2001, respectively.

OTHER OPERATIONS

Property & Casualty's Other Operations consists of certain property and casualty insurance operations of The Hartford that have ceased writing new business. These operations primarily include First State Insurance Company, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd., headquartered in Bermuda; and Excess Insurance Company Limited, located in the United Kingdom. Also included in Other Operations are Property & Casualty's international businesses up until their dates of sales, and for 2002 and 2003, the activity in the exited international lines of the Reinsurance segment following its restructuring in the fourth quarter of 2001. In addition, claims for asbestos, environmental and certain other liabilities under general liability policies are managed in Other Operations regardless of the writing company. Most of the policies against which these claims were made were written before 1985.

Property & Casualty's international businesses have historically consisted primarily of Western European companies offering a variety of insurance products designed to meet the needs of local customers. The Company's strategic shift to emphasize growth opportunities in asset accumulation businesses has resulted in the sale of all of its international property and casualty businesses in a series of transactions concluded in 2001.

The Hartford was a global reinsurer through its Hartford Reinsurance Company ("HartRe") operations in the United Kingdom, France, Italy, Germany, Spain, Hong Kong and Taiwan, writing treaty and facultative assumed reinsurance including property, casualty, fidelity, and specialty coverages. In October 2001, HartRe announced that it was exiting most international lines, and in January 2002, these lines were moved to Other Operations.

The primary objectives of Other Operations are the proper disposition of claims, the resolution of disputes, and the collection of reinsurance proceeds. As such, Other Operations has no new product sales, distribution systems or competitive issues.

The Other Operations segment had earned premiums of $18, $69 and $17 in 2003, 2002 and 2001, respectively, and underwriting losses of $2,716 (includes $2,604 of net asbestos reserve strengthening), $164 and $132 for each of the respective periods.

LIFE RESERVES

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of Life establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Life reserves may be found in the Critical Accounting Estimates section of the MD&A under "Reserves".

PROPERTY & CASUALTY RESERVES

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by The
Hartford. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process is primarily based on historical experience and involves a variety of actuarial techniques to analyze current trends and other relevant factors. Examples of current trends include increases in medical cost inflation rates and physical damage repair costs, changes in internal claim practices, changes in the legislative and regulatory environment over workers' compensation claims, evolving exposures to construction defects and other mass torts and the potential for further adverse development of asbestos and environmental claims.

As a result of September 11, the Company established estimated gross and net reserves of $1.1 billion and $556 million, respectively, related to property and casualty operations. This loss estimate includes coverages related to property, business interruption, workers' compensation and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based this loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for incurred but not reported policyholder losses and costs incurred in settling claims. The Company continues to carry the original incurred amount related to September 11, less any paid losses. Actual experience in some cases appears to be developing favorably to our original expectations, such as the higher than anticipated rate of participation in the victim's compensation fund. There is still uncertainty, particularly with respect to coverage disputes and the potential for the emergence of latent injuries. Furthermore, the deadline for filing a liability claim with respect to September 11 has been extended to March 11, 2004. As various deadlines pass and more coverage disputes are settled either out of court or through a court decision, the uncertainty about various aspects of the reserves is reduced. The Company will continue to evaluate these reserves on a quarterly basis throughout 2004 and will make appropriate adjustments to reserve levels.

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos.

Environmental claims relate primarily to pollution related clean-up costs. As discussed further in the Critical Accounting Estimates and Other Operations sections of the MD&A, significant uncertainty limits the Company's ability to estimate the ultimate reserves necessary for unpaid losses and related expenses with regard to environmental and particularly asbestos claims.

Most of the Company's property and casualty reserves are not discounted. However, certain liabilities for unpaid claims, where the amount and timing of payments are fixed and reliably determinable, principally for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs for unrelated parties have been discounted to present value using an average interest rate of 4.8% in 2003 and 5.0% in 2002. At December 31, 2003 and 2002, such discounted reserves totaled $799 and $720, respectively (net of discounts of $525 and $527, respectively). Accretion of this discount did not have a material effect on net income during 2003, 2002 and 2001, respectively.

As of December 31, 2003, net property and casualty reserves for claims and claim adjustment expenses reported on a statutory basis exceeded those reported under Generally Accepted Accounting Principles ("GAAP") by $61. The primary difference resulted from the discounting of GAAP-basis workers' compensation reserves at risk-free interest rates, which exceeded the statutory discount rates set by regulators, partially offset by the required exclusion from statutory reserves of assumed retroactive reinsurance and a portion of the GAAP provision for uncollectible reinsurance.

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

                                                       LOSS DEVELOPMENT TABLE
                PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - NET OF REINSURANCE
                                             FOR THE YEARS ENDED DECEMBER 31, [1], [2]
                                      1993     1994     1995     1996    1997     1998     1999     2000     2001    2002     2003
------------------------------------------------------------------------------------------------------------------------------------
Liabilities for unpaid claims and
  claim adjustment expenses, net of
  reinsurance                         $11,212 $11,271  $11,574  $12,702  $12,770 $12,902  $12,476  $12,316  $12,860  $13,141 $16,218
CUMULATIVE PAID CLAIMS AND CLAIM EXPENSES
  One year later                        2,590   2,715    2,467    2,625    2,472   2,939    2,994    3,272    3,339    3,480
  Two years later                       4,281   4,273    4,126    4,188    4,300   4,733    5,019    5,315    5,621       --
  Three years later                     5,390   5,469    5,212    5,540    5,494   6,153    6,437    6,972       --       --
  Four years later                      6,306   6,258    6,274    6,418    6,508   7,141    7,652       --       --       --
  Five years later                      6,912   7,135    6,970    7,201    7,249   8,080       --       --       --       --
  Six years later                       7,662   7,721    7,630    7,800    8,036      --       --       --       --       --
  Seven years later                     8,174   8,311    8,147    8,499       --      --       --       --       --       --
  Eight years later                     8,715   8,781    8,786       --       --      --       --       --       --       --
  Nine years later                      9,161   9,332       --       --       --      --       --       --       --       --
  Ten years later                       9,701      --       --       --       --      --       --       --       --       --
LIABILITIES REESTIMATED
  One year later                       11,306  11,618   12,529   12,752   12,615  12,662   12,472   12,459   13,153   15,965
  Two years later                      11,608  12,729   12,598   12,653   12,318  12,569   12,527   12,776   16,176       --
  Three years later                    12,681  12,781   12,545   12,460   12,183  12,584   12,698   15,760       --       --
  Four years later                     12,811  12,787   12,399   12,380   12,138  12,663   15,609       --       --       --
  Five years later                     12,858  12,741   12,414   12,317   12,179  15,542       --       --       --       --
  Six years later                      12,824  12,782   12,390   12,322   15,047      --       --       --       --       --
  Seven years later                    12,912  12,791   12,380   15,188       --      --       --       --       --       --
  Eight years later                    12,960  12,775   15,253       --       --      --       --       --       --       --
  Nine years later                     12,955  15,604       --       --       --      --       --       --       --       --
  Ten years later                      15,807      --       --       --       --      --       --       --       --       --
DEFICIENCY (REDUNDANCY), NET OF
REINSURANCE                            $4,595  $4,333   $3,679   $2,486   $2,277  $2,640   $3,133   $3,444   $3,316   $2,824
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


                       PROPERTY AND CASUALTY CLAIM AND CLAIM ADJUSTMENT EXPENSE LIABILITY DEVELOPMENT - GROSS
                                           FOR THE YEARS ENDED DECEMBER 31, [1], [2]

                                          1994      1995     1996     1997     1998      1999     2000      2001     2002    2003
------------------------------------------------------------------------------------------------------------------------------------
NET RESERVE, AS INITIALLY ESTIMATED      $11,271   $11,574  $12,702  $12,770  $12,902   $12,476  $12,316   $12,860  $13,141  $16,218
Reinsurance and other recoverables, as
initially estimated                        5,156     4,829    4,357    3,996    3,275     3,706    3,871     4,176    3,950    5,497
------------------------------------------------------------------------------------------------------------------------------------
GROSS RESERVE, AS INITIALLY ESTIMATED    $16,427   $16,403  $17,059  $16,766  $16,177   $16,182  $16,187   $17,036  $17,091  $21,715
------------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED RESERVE                  $15,604   $15,253  $15,188  $15,047  $15,542   $15,609  $15,760   $16,176  $15,965
Reestimated and other reinsurance
recoverables                               6,621     6,001    5,365    5,190    4,749     5,554    5,664     5,994    5,494
------------------------------------------------------------------------------------------------------------------------------------
GROSS REESTIMATED RESERVE                $22,225   $21,254  $20,553  $20,237  $20,291   $21,163  $21,424   $22,170  $21,459
------------------------------------------------------------------------------------------------------------------------------------
GROSS DEFICIENCY (REDUNDANCY)             $5,798    $4,851   $3,494   $3,471   $4,114    $4,981   $5,237    $5,134   $4,368
====================================================================================================================================

[1]  The above tables exclude Hartford Insurance,  Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001,  Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
[2]  The above tables include the  liabilities  and claim  developments  for certain  reinsurance  coverages  written for affiliated parties.

The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2003. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2003 for the indicated accident year(s).



                                   EFFECT OF NET RESERVE RE-ESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                       CALENDAR YEAR
                           ---------------------------------------------------------------------------------------------------------
                             1994      1995     1996      1997      1998     1999      2000      2001     2002      2003     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
By Accident year
  1993 & Prior                  $94      $302   $1,073      $130       $47     $(34)      $88       $48     $(5)   $2,852    $4,595
  1994                           --        45       38       (78)      (41)     (12)      (47)      (39)    (11)      (23)     (168)
  1995                           --        --     (156)       17       (59)    (100)      (26)      (33)      6        44      (307)
  1996                           --        --       --       (19)      (46)     (47)      (95)      (39)     15        (7)     (238)
  1997                           --        --       --        --       (56)    (104)      (55)       18      36         2      (159)
  1998                           --        --       --        --        --       57        42        60      38        11       208
  1999                           --        --       --        --        --       --        89        40      92        32       253
  2000                           --        --       --        --        --       --        --        88     146        73       307
  2001                           --        --       --        --        --       --        --        --     (24)       39        15
  2002                           --        --       --        --        --       --        --        --      --      (199)     (199)
------------------------------------------------------------------------------------------------------------------------------------
  Total                         $94      $347     $955       $50     $(155)   $(240)      $(4)     $143    $293    $2,824    $4,307
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

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company has reinsured the majority of the minimum death benefit guarantees and the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. The majority of variable annuity contracts issued since August 2002 include a guaranteed minimum withdrawal benefit ("GMWB") rider. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Beginning July 7, 2003, substantially all new contracts with the GMWB were not covered by reinsurance as the Company had exceeded the limit in the existing reinsurance agreement prior to that date. As of December 31, 2003, approximately $11 billion or 64% of variable annuity account value with GMWB was reinsured. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2003, 2002 and 2001, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for the Company's recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 14 of Notes to Consolidated Financial Statements.

INVESTMENT OPERATIONS

An important element of the financial results of The Hartford is return on invested assets. The Hartford's investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters.

The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of Life's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of policyholder and corporate obligations.

The investment objective for the majority of Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet policyholder and corporate obligations. For Property & Casualty's Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

For a further discussion of The Hartford's approach to managing risks, including derivative utilization, see the Investments and Capital Markets Risk Management sections, of the MD&A, as well as Note 1 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

The Hartford had approximately 30,000 employees as of December 31, 2003.

AVAILABLE INFORMATION

The Hartford files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that The Hartford files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including The Hartford, that file electronically with the SEC. The public can obtain reports that The Hartford files with the SEC at http://www.sec.gov.

The Hartford also makes available free of charge on or through its Internet website (http://www.thehartford.com) The Hartford's annual report on Form 10-K,
                 -------------------
quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.9 million of the 2.2 million square feet owned. In addition, The Hartford leases approximately 5.4 million square feet throughout the United States and 39 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all nine operating segments, depending on the location. (For more information on operating segments see Part 1, Item 1, Business of The Hartford - Reporting Segments.) The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed in Note 16 of Notes to Condensed Consolidated Financial Statements under the caption "Asbestos and Environmental Claims," management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

As further discussed in the MD&A under the caption "Other Operations," The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages.

The MacArthur Litigation - Hartford Accident and Indemnity Company ("Hartford A&I"), a subsidiary of the Company, issued primary general liability policies to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), during the period 1967 to 1976. In 1987, Hartford A&I notified MacArthur that its available limits for asbestos bodily injury claims under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies. Thirteen years later, MacArthur filed an action against Hartford A&I seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had not exhausted limits MacArthur alleged to be available for non-products liability. Following the voluntary dismissal of MacArthur's original action, the coverage litigation proceeded in the Superior Court in Alameda County, California. MacArthur sought a declaration of coverage and damages, alleging that its liability for liquidated but unpaid asbestos bodily injury claims was $2.5 billion, of which more than $1.8 billion consisted of unpaid judgments, and that it had substantial additional liability for unliquidated and future claims. Four asbestos claimants holding default judgments against MacArthur also were joined as plaintiffs and asserted a right to an accelerated trial. Hartford A&I has been vigorously defending that action.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization to be filed by MacArthur. On November 22, 2002, pursuant to the terms of its settlement with St. Paul, MacArthur filed a bankruptcy petition and proposed plan of reorganization. A month-long confirmation trial was held during the fourth quarter of 2003. Hartford A&I objected to the proposed plan and took the leading role for the objectors at trial.

On December 19, 2003, Hartford A&I entered into a settlement agreement with MacArthur, the Official Unsecured Creditors Committee representing the asbestos plaintiffs, the Futures Representative appointed by the court, and the plaintiffs' lawyers representing the holders of default judgments against MacArthur. The settlement is contingent on the occurrence of certain conditions, including final, non-appealable court orders approving the settlement agreement and confirming a bankruptcy plan under which, among other things, all claims against the Company relating to the asbestos liability of MacArthur are enjoined. If the conditions are met, the settlement will resolve all disputes concerning Hartford A&I's alleged obligations arising from MacArthur's asbestos liability. Under the settlement agreement, Hartford A&I will pay $1.15 billion into an escrow account in the first quarter of 2004, and the funds will be disbursed to a trust to be established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan once all conditions precedent to the settlement have occurred.

In January 2004, the bankruptcy court approved the settlement agreement and entered an order confirming a plan of reorganization that provides for the injunctions and other protections required under the settlement agreement. The injunctions will become effective when they are affirmed by the district court. Management expects that all conditions to the settlement will be satisfied, but it is not certain whether or when those conditions will be satisfied.

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

Under the terms of the settlement, The Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement. In November of 2003, the Company paid the initial $70 of the settlement.

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of The Hartford during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE HARTFORD'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Hartford's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HIG".


The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.


                           1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
-----------------------------------------------------------------
2003
Common Stock Price
 High                       $48.71     $51.84    $55.75   $59.03
 Low                         32.30      36.18     49.88    53.10
Dividends Declared            0.27       0.27      0.27     0.28
2002
Common Stock Price
 High                       $68.56     $69.97    $58.63   $50.10
 Low                         59.93      58.04     41.00    37.38
Dividends Declared            0.26       0.26      0.26     0.27
=================================================================

As of February 20, 2004, the Company had approximately 126,000 shareholders. The closing price of The Hartford's common stock on the NYSE on February 20, 2004 was $65.42.

On October 16, 2003, The Hartford's Board of Directors declared a quarterly dividend of $0.28 per share payable on January 2, 2004 to shareholders of record as of December 1, 2003. The dividend represented a 4% increase from the prior quarter. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

There are also various legal limitations governing the extent to which The Hartford's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".


EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 about the securities authorized for issuance under the Company's equity compensation plans. The Company maintains The Hartford Incentive Stock Plan, The Hartford Employee Stock Purchase Plan (the "ESPP"), and The Hartford Restricted Stock Plan for Non-Employee Directors (the "Director's Plan"), pursuant to which it may grant equity awards to eligible persons. In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the "PLANCO Plan"), pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

                                                   (a)                          (b)                              (c)
                                        --------------------------    ----------------------   -------------------------------------
                                         Number of Securities to        Weighted-average            Number of Securities Remaining
                                         be Issued Upon Exercise        Exercise Price of        Available for Future Issuance Under
                                         of Outstanding Options,      Outstanding Options,      Equity Compensation Plans (Excluding
                                           Warrants and Rights         Warrants and Rights       Securities Reflected in Column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   stockholders                              20,937,715                        48.63                         9,475,461   [1] [2] [3]
Equity compensation plans not
   approved by stockholders                     280,762                        53.15                           167,720
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        21,218,477                        48.69                         9,643,181
====================================================================================================================================

[1]  Of these shares, 3,091,671 shares remain available for purchase under the ESPP.
[2]  Of these shares, a maximum of 2,933,086  shares remain  available for issuance as restricted stock or performance  shares under
     The Hartford Incentive Stock Plan.
[3]  Of these shares, 130,569 shares remain available for issuance under the Director's Plan.

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

Terms of options - Nonqualified stock options ("NQSOs") to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Personnel Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company's common stock or through a same day sale program. The term of an NQSO may not exceed ten years and two days from the date of grant.

If an optionee's required relationship with the Company terminates for any reason, other than for cause, any exercisable options remain exercisable for a fixed period of three months, not to exceed the remainder of the option's term. Any options that are not exercisable at the time of such termination are cancelled on the date of such termination. If the optionee's required relationship is terminated for cause, the options are canceled immediately.

Acceleration in Connection with a Change in Control - Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a "Change in Control" will be deemed to have occurred upon the acquisition of 20% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company's assets or a change in greater than 50% of the Board members over a two year period. See Note 11 of Notes to Consolidated Financial Statements for a description of The Hartford Incentive Stock Plan and the ESPP.

PRIVATE PLACEMENTS

On July 10, 2003, the Company issued $320 in aggregate principal amount of its unregistered 4.625% senior notes, due 2013. The unregistered senior notes were offered and sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933 and, outside the United States, in compliance with Regulation S of the Securities Act of 1933. The initial purchasers of the senior notes were Banc of America Securities LLC, Wachovia Capital Markets, LLC and Banc One Capital Markets, Inc. The net proceeds from the offering, along with available cash, were used to redeem $320 net aggregate principal amount of the Company's then outstanding 7.70% junior subordinated deferrable interest debentures, series A, due February 28, 2016, underlying the 7.70% cumulative quarterly income preferred securities, series A, originally issued by Hartford Capital I. On January 22, 2004, pursuant to terms and conditions set forth in the registration statement on Form S-4 (Reg. No. 333-110274) effective as of January 20, 2004 and the related prospectus, the Company commenced an exchange offer whereby the unregistered senior notes can be exchanged for registered senior notes with identical terms. The exchange offer terminated on February 25, 2004.

                                                   ITEM 6. SELECTED FINANCIAL DATA
                                    (IN MILLIONS, EXCEPT FOR PER SHARE DATA AND COMBINED RATIOS)


                                                               2003           2002          2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues [1]                                        $   18,733     $   16,417     $   15,980    $    15,312    $    13,945
Income (loss) before cumulative effect of accounting
  changes [2]                                                    (91)         1,000            541            974            862
Net income (loss)  [2] [3]                                       (91)         1,000            507            974            862
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                              $  225,853     $  181,975     $  181,593    $   171,951    $   167,486
Long-term debt                                                 4,613          4,064          3,377          3,105          2,798
Total stockholders' equity                                    11,639         10,734          9,013          7,464          5,466
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE DATA
BASIC EARNINGS (LOSS) PER  SHARE [2]
   Income (loss) before cumulative effect of accounting
    changes [2]                                           $    (0.33)    $     4.01     $     2.27    $      4.42    $      3.83
   Net income (loss) [2] [3]                                   (0.33)          4.01           2.13           4.42           3.83
DILUTED EARNINGS (LOSS) PER SHARE [2] [4]
   Income (loss) before cumulative effect of accounting
    changes [2]                                                (0.33)          3.97           2.24           4.34           3.79
   Net income (loss) [2] [3]                                   (0.33)          3.97           2.10           4.34           3.79
Dividends declared per common share                             1.09           1.05           1.01           0.97           0.92
------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Mutual fund assets [5]                                    $   22,462     $   15,321     $   16,809    $    11,432    $     6,374
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
   COMBINED RATIOS
North American Property & Casualty [6]                           98.0           99.8          112.5         102.9          102.7
====================================================================================================================================

[1]  2001 includes a $91 reduction in premiums from reinsurance cessions related to September 11.
[2]  2003 includes an after-tax charge of $1,701 related to the Company's 2003 asbestos reserve  addition,  $40 of after-tax expense related to the settlement of the Bancorp Services,  LLC litigation dispute, $30 of tax benefit in Life primarily related to the favorable  treatment of certain tax items arising  during the 1996-2002  tax years,  and $27 after-tax of severance  charges in
     Property &  Casualty.  2002  includes  $76 tax  benefit in Life,  $11  after-tax  expense in Life  related to Bancorp and an $8 after-tax benefit in Life's September 11 exposure.  2001 includes $440 of losses related to September 11 and a $130 tax benefit in Life.
[3]  2001 includes a $34 after-tax charge related to the cumulative effect of accounting  changes for the Company's adoption of SFAS
     No. 133,  "Accounting  for Derivative  Instruments and Hedging  Activities" and EITF Issue No. 99-20,  "Recognition of Interest
     Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".
[4]  As a result of the net loss for the year ended December 31, 2003, Statement of Financial Accounting Standards No. 128,"Earnings
     per Share"  requires the Company to use basic weighted  average common shares  outstanding in the calculation of the year ended
     December 31, 2003 diluted earnings (loss) per share,  since the inclusion of options of 1.8 would have been antidilutive to the earnings per share  calculation.  In the absence of the net loss,  weighted  average  common  shares  outstanding  and dilutive potential common shares would have totaled 274.2.
[5]  Mutual funds are owned by the shareholders of those funds and not by the Company.  As a result, they are not reflected in total assets on the Company's balance sheet.
[6]  2001 includes the impact of September 11. Before the impact of September 11, the 2001 combined ratio was 103.5.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA, UNLESS OTHERWISE STATED)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, "The Hartford" or the "Company") as of December 31, 2003, compared with December 31, 2002, and its results of operations for each of the three years in the period ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for asbestos and environmental claims and related litigation, including the Company's dispute with Mac Arthur Company and its subsidiary, Western MacArthur Company
(collectively, or individually, "MacArthur") if the conditions to the consummation of our settlement with MacArthur are not satisfied; the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the incidence and severity of catastrophes, both natural and man-made; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.


--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Overview                                                    19
Critical Accounting Estimates                               21
Consolidated Results of Operations: Operating Summary       28
Life                                                        31
Investment Products                                         33
Individual Life                                             34
Group Benefits                                              35
Corporate Owned Life Insurance (COLI)                       36
Property & Casualty                                         37
Business Insurance                                          42
Personal Lines                                              44

Specialty Commercial                                        46
Reinsurance                                                 48
Other Operations (Including Asbestos and
   Environmental Claims)                                    49
Investments                                                 55
Investment Credit Risk                                      59
Capital Markets Risk Management                             64
Capital Resources and Liquidity                             71
Effect of Inflation                                         78
Impact of New Accounting Standards                          78



--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Hartford provides investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally. The Company is organized into two major operations: Life and Property & Casualty. An overview of these operations and the principal factors that drive the profitability of these operations follows.

LIFE

Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional products; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance.

Life derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums;
(c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.

Premium revenues are derived primarily from the sale of group life and group disability insurance products.

Life's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

Life's profitability in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses depends largely on the amount of its assets under management on which it earns fees and the level of fees charged. Changes in assets under management are comprised of two main factors: net flows, which measure the success of Life's asset gathering and retention efforts (sales and other deposits less surrenders) and the market return of the funds, which is heavily influenced by the return on the equity markets. The profitability of Life's fixed annuities depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in its variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the amortization of the deferred policy acquisition costs.

Life's profitability in its individual life insurance and group benefits businesses depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, and the efficiency of its claims and expense management.

PROPERTY & CASUALTY

Property & Casualty provides a number of coverages to businesses throughout the United States, including workers' compensation, property, automobile, liability, umbrella, specialty casualty, marine, agriculture, bond, professional liability and directors and officer's liability coverage. Property & Casualty also provides automobile, homeowners and home-based business coverage to individuals throughout the United States as well as insurance related services to businesses.

Property & Casualty derives its revenues principally from premium earned for insurance coverages provided to insureds, investment income, net realized capital gains and losses, and, to a lesser extent, from fees earned for services provided to third parties. Premiums are earned on a pro rata basis over the terms of the related policies in force.

Service fees principally include revenues from third party claims administration services provided by Specialty Risk Services and revenues from member contact center services provided through AARP's Health Care Options program.

Property & Casualty underwriting segments are evaluated by The Hartford's management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses. Underwriting results are influenced significantly by the adequacy of the Company's pricing. Property & Casualty seeks to price its insurance policies such that insurance premiums and net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For some of its insurance products, Property & Casualty is required to obtain approval for its premium rates from state insurance departments.

Underwriting profitability is also greatly influenced by the Company's underwriting discipline which seeks to manage exposure to loss through favorable risk selection and by its ability to manage its expense ratio which it accomplishes through economies of scale and its management of underwriting expenses.

In setting its pricing, Property & Casualty assumes an expected level of losses from natural or man-made catastrophes that will cover the Company's exposure to catastrophes over the long-term. In any one year, however, Property & Casualty's actual losses from catastrophes may be significantly more or less than that assumed in its pricing. A catastrophe loss is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Also, given the lag in the period from when claims are incurred to when they are reported and paid, final claim settlements may vary from current estimates of incurred losses and loss expenses, particularly when those payments may not occur until well into the future. Adjustments to previously established loss and loss expense reserves, if any, are reflected in underwriting results in the period in which the adjustment is determined to be necessary.

Through its Other Operations segment, Property & Casualty is responsible for managing the operations of The Hartford that have discontinued writing new business as well as managing the claims related to asbestos and environmental exposures. As such, the underwriting loss in Other Operations is principally related to development on claim and claim adjustment expense reserves.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; reserves; investments; deferred policy acquisition costs and present value of future profits; pension and other postretirement benefits; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

RESERVES

LIFE

The Company's life insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company's reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit ("GMDB") is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the account value surrendered. The Company records the death benefit costs, net of reinsurance, upon death. See Impact of New Accounting Standards section for a discussion of the Company's adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP") in 2004 and the recording of a liability for GMDB in accordance with the provisions of the SOP.

For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.


PROPERTY & CASUALTY

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims made under policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair, (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured, (3) changes in the litigious environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process, (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages, (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages, (6) changes in the regulatory environment regarding rates, rating plans and policy forms, (7) changes in the legislative environment regarding the definition of damages and
(8) new types of injuries caused by new types of exposure to injury: past examples include breast implants, tobacco products, lead paint, construction defects and blood product contamination. Reserve estimates can also change over time because of changes in internal company operations. Potential internal factors include (1) periodic changes in claims handling procedures, (2) growth in new lines of business where exposure and loss development patterns are not well established or (3) changes in the quality of risk selection in the underwriting process. In the case of reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.

The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by "line of business", such as general liability, commercial multi-peril, workers' compensation, auto bodily injury, auto physical damage, homeowners and assumed reinsurance. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. Adjustments to previously established reserves, if any, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, all information currently available has been properly considered in the reserves established for claims and claim adjustment expenses.

The Hartford is a multiline company in the property and casualty business. The Hartford is therefore subject to reserve uncertainty stemming from conditions, including but not limited to, those noted above, any of which could be material at any point in time for any segment. Certain issues may become more or less important over time as external or internal conditions change. As various market conditions develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e. increasing or decreasing the reserve). Below is a discussion of certain market conditions that Company management has observed during 2003.

The Company continues to carry the original incurred amount related to September 11, less any paid losses. Actual experience in some cases appears to be developing favorably to our original expectations, such as the higher than anticipated rate of participation in the victim's compensation fund. There is still uncertainty, particularly with respect to coverage disputes and the potential for the emergence of latent injuries. Furthermore, the deadline for filing a liability claim with respect to September 11 has been extended to March 11, 2004. As various deadlines pass and more coverage disputes are settled either outside of court or through a court decision, the uncertainty about various aspects of the reserves will likely be reduced. The Company will continue to evaluate these reserves on a quarterly basis throughout 2004 and will make adjustments where appropriate.

Within the commercial segments and the Other Operations segment, the Company has exposure to losses from construction defects and other mass torts. Construction defect losses involve the allegation of property damage from poor construction. The Company also has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, latex gloves, silica and lead paint. Such exposures involve potentially long latency periods and the spreading of coverage across years. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims.

In Personal Lines, reserving estimates are generally less variable than for the Company's other property and casualty segments. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. With respect to severity, the Company's current accident year case reserves indicated a moderation in claim severity trends, which may be attributable in whole or in part to recent changes in internal claim practices. Changes in claim practices increase the uncertainty in the interpretation of case reserve data which, therefore, increases the uncertainty in recorded reserve levels.

In Business Insurance, workers' compensation is the Company's single biggest line and the line with the longest pattern of loss emergence. Reserve estimates for workers' compensation are particularly sensitive to assumptions about medical inflation, which has been increasing steadily over the past few years. In addition, changes in state legislative and regulatory environments impact the Company's estimates. In particular, the California environment has been very volatile. The California legislature has recently passed a slate of reforms with the intention of reducing loss costs. Some of the reforms will impact open claims, and therefore, will potentially impact reserve estimates. How these reforms will impact the amount and timing of loss payments is still unknown.

In the Specialty Commercial segment, many lines of insurance, such as excess insurance and deductible workers' compensation insurance are "long-tailed" lines of insurance. For long-tailed lines, the period of time between the incidence of the insured loss and either the reporting of the claim to the insurer, the settlement of the claim, or the payment of the claim can be substantial and in some cases several years. As a result of this extended period of time for losses to emerge, reserve estimates for these lines are more uncertain (i.e. more variable) than reserve estimates for shorter-tailed lines of insurance. Estimating required reserve levels for deductible workers compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount can be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors and officers insurance. The required level of reserves for the recent financial and Wall Street scandals, including those involving the mutual fund industry, the investment banking industry and various highly-publicized bankruptcies, is still uncertain.

In the Reinsurance segments, much of the business is long-tailed; reserve estimates for this business are therefore subject to variability caused by extended loss emergence periods that were described for the Specialty Commercial segment. In the case of assumed reinsurance, there is the added complexity of further reporting delays between the time of the incidence of the loss and the reporting of the claim to the direct insurer and the reporting by the direct insurer to the reinsurer. There is also the complexity of the dependence on the quality and consistency of the loss reporting of the ceding company. And finally, there is the added variability caused by the reinsurer generally not having loss information as detailed as the direct insurer. The Company's reinsurance casualty business for accident years 1997-2001 has proven particularly difficult to project.

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford's property and casualty businesses at December 31, 2003 represent the Company's best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management's estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford's results of operations, financial condition and liquidity.

ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote direct policies as a primary liability insurance carrier. Second, The Hartford wrote direct excess insurance policies providing additional coverage for insureds that exhausted their primary liability insurance coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated as a London Market company that wrote both direct insurance and assumed reinsurance business.

In establishing reserves for asbestos and environmental claims, The Hartford evaluates both each insured's probable liability for such claims and each insured's total available insurance coverage for such claims. In evaluating each insured's probable liability for asbestos and environmental claims; The Hartford considers a variety of factors that are unique to each insured. With respect to each insured's probable liability for asbestos claims, these factors include the jurisdictions where underlying claims have been brought, past and anticipated future claim activity, past settlement values of similar claims, allocated claim adjustment expense, and potential bankruptcy impact. The Hartford's evaluation of each insured's probable liability for environmental claims involves consideration of similar factors, including historical values of similar claims, the number of sites involved, the insured's alleged activities at each site, the alleged environmental damage at each site, the respective shares of liability of potentially responsible parties at each site, the appropriateness and cost of remediation at each site, the nature of governmental enforcement activities at each site, the ownership and general use of each site, and potential bankruptcy impact.

Having evaluated the insured's probable liability for asbestos and/or environmental claims, The Hartford then evaluates each insured's insurance coverage program for such claims. The Hartford considers each insured's total available insurance coverage, including the coverage issued by The Hartford. This evaluation includes consideration of the number of years of coverage, applicable limits of liability, self-insured retentions, deductibles, exclusions, insolvencies, and "bare" periods. The Hartford also considers relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any, including in the case of asbestos claims whether some or all of the claims for which an insured seeks coverage are products or completed operations claims subject to aggregate limits.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular claims are product/completed operation claims subject to an aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings including "pre-packaged" bankruptcies to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-products" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought by the claimant from the insured.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims which cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layers of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Additionally, the reporting pattern for excess insurance and reinsurance claims is much longer than direct claims. In many instances, it takes months or years to determine that the customer's own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos exposures. The Hartford continually evaluates new information and new methodologies in assessing its potential asbestos exposures. At any time, The Hartford may be conducting an analysis of newly identified information. Completion of exposure analyses could cause The Hartford to change its estimates of its asbestos reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

In the first quarter of 2003, The Hartford conducted a detailed study of its asbestos exposures. The Company undertook the study consistent with its practice of regularly updating its reserve estimates as new information becomes available. The Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively, during the first quarter ended March 31, 2003.

The process of estimating asbestos reserves remains subject to a wide variety of uncertainties, which are detailed in Note 16 of Notes to Consolidated Financial Statements. Due to these uncertainties, further developments could cause The Hartford to change its estimates of asbestos reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.5.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:


                                                                2003                                          2002
                                              -----------------------------------------     ----------------------------------------
                                                General and Guaranteed     Percentage         General and Guaranteed     Percentage
                                                Separate Account Fixed      of Total          Separate Account Fixed      of Total
                                               Maturities at Fair Value    Fair Value        Maturities at Fair Value    Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Priced via independent market quotations      $            60,871             83.4%         $           48,680              81.1%
Priced via broker quotations                                4,113              5.6%                      5,809               9.7%
Priced via matrices                                         4,253              5.8%                      3,232               5.4%
Priced via other methods                                      337              0.5%                        234               0.4%
Short-term investments [1]                                  3,424              4.7%                      2,019               3.4%
------------------------------------------------------------------------------------------------------------------------------------
    Total                                     $            72,998            100.0%         $           59,974             100.0%
------------------------------------------------------------------------------------------------------------------------------------
Total general accounts                        $            61,263             83.9%         $           48,889              81.5%
Total guaranteed separate accounts            $            11,735             16.1%         $           11,085              18.5%
------------------------------------------------------------------------------------------------------------------------------------

[1]   Short-term  investments are valued at amortized cost,  which  approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No. 99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs. An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the guaranteed minimum withdrawal benefit ("GMWB") embedded derivative liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index is based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices is based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve is used to determine the present value of expected future cash flows produced in the stochastic projection process.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

LIFE

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of the Company's Life operations DAC was $6.6 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life insurance business was 9% for the years ended December 31, 2003 and 2002. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $45-$50, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $60-$70, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

PENSION AND OTHER POSTRETIREMENT BENEFIT OBLIGATIONS

Pursuant to accounting principles related to the Company's pension and other postretirement benefit obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to estimate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return. In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. In particular, the Company uses an interest rate yield curve developed by its plan actuaries. The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. Based on all available information, it was determined that 6.25% is the appropriate discount rate as of December 31, 2003 to calculate the Company's accrued benefit cost liability. Accordingly, the 6.25% discount rate will also be used to determine the Company's 2004 pension expense. At December 31, 2002 the discount rate was 6.5%.

The Company determines the long-term rate of return assumption for the pension plan's asset portfolio based on analysis of the portfolio's historical rates of return balanced with future long-term return expectations. Based on its long-term outlook with respect to the markets, which has been influenced by the poor equity market performance in recent years as well as the recent decline in fixed income security yields, the Company lowered its long-term rate of return assumption from 9.00% to 8.50% as of December 31, 2003.

To illustrate the impact of these assumptions on annual pension expense for 2004 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $12 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $5.

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

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OPERATING SUMMARY                                                                      2003             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums [1]                                                              $      11,891  $       10,811     $       10,242
Fee income                                                                               2,760           2,577              2,633
Net investment income                                                                    3,233           2,929              2,842
Other revenues                                                                             556             476                491
Net realized capital gains (losses)                                                        293            (376)              (228)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                    18,733          16,417             15,980
      ------------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          13,548          10,034             10,597
Amortization of deferred policy acquisition costs and present value of future
profits                                                                                  2,411           2,241              2,214
Insurance operating costs and expenses                                                   2,424           2,317              2,037
Goodwill amortization                                                                       --              --                 60
Other expenses                                                                             900             757                731
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL BENEFITS, CLAIMS AND EXPENSES                                               19,283          15,349             15,639
      ------------------------------------------------------------------------------------------------------------------------------
      INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
         CHANGES                                                                          (550)          1,068                341
Income tax expense (benefit)                                                              (459)             68               (200)
------------------------------------------------------------------------------------------------------------------------------------
      INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                         (91)          1,000                541
Cumulative effect of accounting changes, net of tax [2]                                     --              --                (34)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS) [3]                                                       $         (91) $        1,000     $          507
------------------------------------------------------------------------------------------------------------------------------------

[1] 2001 includes a $91 reduction in premiums from reinsurance cessions related to September 11.
[2] Represents the cumulative impact of the Company's adoption of SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" of $(23) and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" of $(11).
[3] 2003 includes an after-tax charge of $1,701 related to the Company's 2003 asbestos reserve addition, $40 of after-tax expense related to the settlement of the Bancorp Services, LLC litigation dispute, $30 of tax benefit in Life primarily related to the favorable treatment of certain tax items arising during the 1996-2002 tax years, and $27 after-tax of severance charges in Property & Casualty. 2002 includes $76 tax benefit in Life, $11 after-tax expense in Life related to Bancorp and an $8 after-tax benefit in Life's September 11 exposure. 2001 includes $440 of losses related to September 11 and a $130 tax benefit at Life.

OPERATING RESULTS

2003 COMPARED TO 2002--Revenues for the year ended December 31, 2003 increased $2.3 billion over the comparable 2002 period. Revenues increased due to earned premium growth within the Business Insurance, Specialty Commercial and Personal Lines segments, primarily as a result of earned pricing increases, higher earned premiums and net investment income in the Investment Products segment and net realized capital gains in 2003 as compared to net realized capital losses in 2002.

Total benefits, claims and expenses increased $3.9 billion for the year ended December 31, 2003 over the comparable prior year period primarily due to the Company's $2.6 billion asbestos reserve strengthening actions during the first quarter of 2003 and due to increases in the Investment Products segment associated with the growth in the individual annuity and institutional investments businesses.

The net loss for the year ended December 31, 2003 is primarily due to the Company's first quarter 2003 asbestos reserve strengthening of $1.7 billion, after-tax. Included in net loss for the year ended December 31, 2003 are $40 of after-tax expense related to the settlement of litigation with Bancorp Services, LLC ("Bancorp") and $27 of severance charges, after-tax, in Property & Casualty. Included in net income for the year ended December 31, 2002 are the $8 after-tax benefit recognized by Hartford Life, Inc. ("HLI") related to the reduction of HLI's reserves associated with September 11 and $11 of after-tax expense related to litigation with Bancorp.

2002 COMPARED TO 2001 - Revenues increased $437 driven by strong earned premium growth within Business Insurance, Personal Lines and Specialty Commercial, whose earned premiums increased by $496, $237 and $200, respectively. Also contributing to the growth was Group Benefits and Individual Life, whose revenues increased $75 and $68, respectively. Partially offsetting the increases described above were decreases in Investment Products, as a result of lower earned premiums in the institutional investment products business and a decline in revenues within the individual annuity operation, decreases in COLI, as a result of the decrease in leveraged COLI account values as compared to 2001, and higher net realized capital losses, which were $376 in 2002 compared with $228 in 2001. The increase in the net realized capital losses was due primarily to other than temporary write-downs of corporate and asset-backed securities including those in the telecommunication, utility and airline industries.

Net income increased $493, or 97%. The increase was partially due to $440 in losses, after-tax and net of reinsurance, included in 2001 results related to September 11 and the Company's adoption of SFAS No. 142, "Goodwill and Other intangible Assets", which precluded the amortization of goodwill beginning on January 1, 2002. The Company's goodwill amortization totaled $52, after-tax in 2001. Improved underwriting results in Property & Casualty, as well as increased net income in the Group Benefits segment also contributed to the increase. Partially offsetting these increases were lower net income in the Investment Products segment and higher after-tax net realized capital losses in 2002 compared to 2001.

NET REALIZED CAPITAL GAINS AND LOSSES

See "Investment Results" in the Investments section.

INCOME TAXES

The effective tax rate for 2003, 2002 and 2001 was 83%, 6% and (59%) respectively. Tax-exempt interest earned on invested assets and the dividends-received deduction were the principal causes of the effective rates differing from the 35% United States statutory rate. Income taxes received in 2003, 2002, and 2001 were $107, $102 and $52, respectively. For additional information, see Note 15 of Notes to Consolidated Financial Statements.

PER COMMON SHARE

The following table represents earnings per common share data for the past three years:

                                          2003      2002      2001
--------------------------------------------------------------------
Basic earnings (loss) per share          $(0.33)    $4.01     $2.13
Diluted earnings (loss) per share [1]    $(0.33)    $3.97     $2.10
Weighted average common shares
   outstanding (basic)                    272.4    249.4      237.7
Weighted average common shares
   outstanding and dilutive
   potential common shares (diluted) [1]  272.4    251.8      241.4
--------------------------------------------------------------------
[1] As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

ADOPTION OF FAIR-VALUE RECOGNITION PROVISIONS FOR STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock-Based Compensation", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the year ended December 31, 2003 was $42, after-tax. The fair value of these awards will be recognized as expense over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company's stock-based compensation plans, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

The following table illustrates net income (loss) and earnings (loss) per share (basic and diluted) as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions, except for per share data)                                               2003              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                                    $       (91)      $     1,000      $       507
Add:  Stock-based employee compensation expense included in reported net income
   (loss), net of related tax effects [1]                                                  20                 6                8
Deduct:  Total stock-based employee compensation expense determined under the
   fair value method for all awards, net of related tax effects                           (50)              (59)             (52)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                                   $      (121)      $       947      $       463
====================================================================================================================================
Earnings (loss) per share:
   Basic - as reported                                                            $     (0.33)      $      4.01      $      2.13
   Basic - pro forma [2]                                                          $     (0.44)      $      3.80      $      1.95
   Diluted - as reported [3]                                                      $     (0.33)      $      3.97      $      2.10
   Diluted - pro forma [2][3]                                                     $     (0.44)      $      3.76      $      1.92
------------------------------------------------------------------------------------------------------------------------------------

[1] Includes the impact of non-option plans of $6, $3 and $6 for the years ended December 31, 2003, 2002 and 2001, respectively.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future years.
[3] As a result of the net loss for the year ended December 31, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year end December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                      2003        2002       2001
------------------------------------------------------------------
Dividend yield                        2.3%        1.6%       1.6%
Expected price variability           39.8%       40.8%      29.1%
Risk-free interest rate              2.77%       4.27%      4.98%
Expected life                      6 years     6 years    6 years
------------------------------------------------------------------

The use of the fair value recognition method results in compensation expense being recognized in the financial statements in different amounts and in different periods than the related income tax deduction. Generally, the compensation expense recognized under SFAS No. 123 will result in a deferred tax asset since the stock compensation expense is not deductible for tax until the option is exercised. Deferred tax assets arising under SFAS No. 123 are evaluated as to future realizability to determine whether a valuation allowance is necessary.


NET INCOME (LOSS)

The following is a summary of net income (loss) for each of the Life segments, aggregate net income (loss) for the Property & Casualty operations and net loss for Corporate.


                                                                                    2003              2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Life
    Investment Products                                                      $       510      $         432       $          463
    Individual Life                                                                  145                133                  121
    Group Benefits                                                                   148                128                  106
    COLI                                                                              (1)                32                   37
    Other                                                                            (33)              (168)                 (42)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                           769                557                  685
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                           (811)               469                 (115)
Corporate                                                                            (49)               (26)                 (63)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                            $       (91)    $        1,000       $          507
====================================================================================================================================


UNDERWRITING RESULTS (BEFORE-TAX)

The following is a summary of Property & Casualty underwriting results by segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2003                 2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Business Insurance                                                              $    101              $    44            $    (242)
Personal Lines                                                                       117                  (46)                 (87)
Specialty Commercial                                                                 (29)                 (23)                (262)
Reinsurance                                                                         (125)                 (59)                (375)
Other Operations [1]                                                              (2,716)                (164)                (132)
------------------------------------------------------------------------------------------------------------------------------------

[1] Includes $2,604 in 2003 of before-tax impact of asbestos reserve addition.

In the sections that follow, the Company analyzes the results of operations of its various segments using the performance measurements that the Company believes are meaningful.

--------------------------------------------------------------------------------
LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                        2003              2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Fee income                                                                        $       2,760     $       2,577      $      2,633
Earned premiums                                                                           3,086             2,697             2,975
Net investment income                                                                     2,041             1,849             1,782
Other revenues                                                                              131               120               128
Net realized capital gains (losses)                                                          40              (308)             (136)
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                                 8,058             6,935             7,382
           -------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                            4,616             4,158             4,444
Insurance operating costs and expenses                                                    1,535             1,438             1,390
Amortization of deferred policy acquisition costs and present value of future profits       769               628               642
Goodwill amortization                                                                        --                --                24
Other expenses                                                                              189               144               117
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL BENEFITS, CLAIMS AND EXPENSES                                            7,109             6,368             6,617
           -------------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING
                CHANGES                                                                     949               567               765
Income tax expense                                                                          180                10                54
Cumulative effect of accounting changes, net of tax [1]                                      --                --               (26)
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                   $         769     $         557      $        685
====================================================================================================================================

[1] For the year ended December 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 of $(23) and EITF Issue 99-20 of $(3).


Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Life also includes in "Other" corporate items not directly allocated to any of its reportable operating segments, principally interest expense as well as its international operations, which are primarily located in Japan and Brazil, realized capital gains and losses and intersegment eliminations.

On December 31, 2003, the Company acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the businesses acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the businesses acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51 which primarily reflects the increase in the surplus of the businesses acquired in the fourth quarter of 2003. As a result of the acquisition being effective on December 31, 2003, there were no income statement effects recorded for the year ended December 31, 2003. On April 2, 2001, the Company acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's consolidated results of operations. For further discussion see Note 18 of Notes to Consolidated Financial Statements.

2003 COMPARED TO 2002 -- Revenues increased as a result of realized gains in 2003 as compared to realized losses in 2002. See the Investments section for further discussion of investment results and related realized capital gains and losses. Also contributing to the increased revenues were higher earned premiums and net investment income in the Investment Products segment as compared to the prior year. The increase in earned premiums in Investment Products is attributed to higher sales in the institutional investment products business specifically in the terminal funding and structured settlement businesses. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales. The Individual Life segment reported an increase in revenues in 2003 compared to a year ago driven by increases in fees and cost of insurance as life insurance in-force grew and aged, and variable universal life account values increased 30% due primarily to the growth in the equity markets. In addition, Group Benefits experienced an increase in revenues driven by increases in net investment income and earned premiums in 2003 as compared to a year ago. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for 2003 was primarily due to lower average leveraged COLI account values as a result of surrender activity. In addition, COLI had lower fee income due in part to lower sales in 2003, as compared to the prior year.

Benefits, claims and expenses increased primarily due to increases in the Investment Products segment associated with the growth in the individual annuity and institutional investments businesses discussed above. Partially offsetting this increase was a decrease in interest credited expenses in COLI related to the decline in leveraged COLI account values. For the year ended December 31, 2003, COLI other expenses increased due to a $40 after-tax charge, associated with the settlement for the Bancorp Services, LLC ("Bancorp") litigation. For further discussion of the Bancorp litigation, see Note 16 of Notes to Consolidated Financial Statements.

Net income increased for the year ended December 31, 2003 due primarily to the growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, Group Benefits net income increased due principally to more favorable claims experience as compared to the prior year and continued expense management. Individual Life experienced earnings growth in 2003 due to increases in fee income, favorable mortality and growth in the in-force business. Partially offsetting these increases was a decrease in COLI net income of $(33) for the year ended December 31, 2003, as compared to the prior year period. This decrease includes the effects of a year over year increase of $29 in the charge for the Bancorp litigation. In addition, there was an $8 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower dividends-received deduction ("DRD") related tax items. The tax provision recorded during 2003 reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. This compares with a tax benefit of $76 recorded in 2002. See Note 16 of Notes Consolidated Financial Statements. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues decreased, primarily driven by an increase in realized capital losses in 2002 as compared to the prior year. See the Investments section for further discussion of investment results and related realized capital losses. Additionally, COLI experienced a decline in revenues, as a result of the decrease in leveraged COLI account values as compared to a year ago, which was partially offset by revenue growth across the other operating segments. Revenues related to the Investment Products segment decreased, as a result of lower earned premiums in the institutional investment product business, and a decline in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. The Group Benefits segment experienced an increase in revenues, as a result of strong sales to new customers and solid persistency within the in-force block of business. Additionally, Individual Life revenues increased, as a result of increased life insurance in-force and the Fortis acquisition.

Total benefits, claims and expenses decreased due primarily to the revenue changes described above. Expenses decreased in the Investment Products segment, principally due to a lower change in reserve as a result of the lower earned premiums discussed above and a $31 increase in death benefits related to the individual annuity operation, as a result of depressed contractholder account values driven by the lower equity markets. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. For a discussion of the Bancorp litigation, see Note 16 of Notes to Consolidated Financial Statements. Also included in 2002 expenses was an after-tax benefit of $8, recorded within "Other", associated with favorable development related to the estimated September 11 exposure.

Net income decreased, due primarily to lower income in Other as a result of higher realized capital losses and lower income in the Investment Products segment as a result of the lower equity markets. These declines were partially offset by increases in Group Benefits as a result of business growth and stable loss ratios and Individual Life primarily due to the Fortis acquisition. In addition, the Company recorded, in 2002, an $11 after-tax expense associated with the Bancorp litigation and recognized an $8 after-tax benefit due to favorable development related to September 11. In 2001, the Company recorded a $20 after-tax loss related to September 11.

A description of each of Life's segments as well as an analysis of the operating results summarized above are included on the following pages.

--------------------------------------------------------------------------------
INVESTMENT PRODUCTS
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                                        2003             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $        1,744    $       1,631     $        1,724
Earned premiums                                                                            764              397                729
Net investment income                                                                    1,273            1,070                884
Net realized capital gains                                                                  27                9                  2
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                 3,808            3,107              3,339
          --------------------------------------------------------------------------------------------------------------------------

Benefits, claims and claim adjustment expenses                                           1,993            1,454              1,652
Insurance operating costs and other expenses                                               652              648                608
Amortization of deferred policy acquisition costs
    and present value of future profits                                                    542              444                461
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                            3,187            2,546              2,721
          --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                                 621              561                618
Income tax expense                                                                         111              129                155
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                            $          510    $         432     $          463
------------------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                      $       86,501    $      64,343     $       74,581
Other individual annuity account values                                                 11,215           10,565              9,572
Other investment products account values                                                26,279           19,921             19,322
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                                          123,995           94,829            103,475
Mutual fund assets under management                                                     22,462           15,321             16,809
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS UNDER MANAGEMENT                                          $      146,457    $     110,150     $      120,284
====================================================================================================================================


The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2003 COMPARED TO 2002 -- Revenues in the Investment Products segment increased primarily driven by higher earned premiums and higher net investment income. The increase in earned premiums is due to higher sales of terminal funding and structured settlement products in the institutional investment products business. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 or 9% from 2002, due primarily to an increase in individual annuity sales, with the majority of those new sales electing to use the dollar cost averaging ("DCA") feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related general account assets under management increased $2.4 billion, since December 31, 2002, to $10.4 billion as of December 31, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year.

Total benefits, claims and expenses increased primarily due to higher terminal funding and structured settlement sales in the institutional investment business causing an increase in reserve levels and increased interest credited in the individual annuity operation as a result of higher general account asset levels. Additionally, amortization of deferred policy acquisition costs related to the individual annuity business increased due to higher gross profits.

Net income was higher driven by an increase in revenues in the individual annuity and other investment product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $81 as compared to $59 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues in the Investment Products segment decreased primarily due to lower earned premiums in the institutional investment products business and lower fee income related to the individual annuity operation as average account values decreased from $85.7 billion to $79.5 billion compared to prior year, primarily due to the lower equity markets. Partially offsetting these declines was an increase in net investment income, primarily driven by growth in the institutional investment product business, where related assets under management increased $699, or 7%, to $9.7 billion as of December 31, 2002.

Total benefits, claims and expenses decreased, due primarily to a lower change in reserve as a result of the lower earned premiums discussed above. Additionally, there was a decrease in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs. Partially offsetting these decreases were increases of $84, or 11%, in interest credited on general account assets, $61, or 6%, in commissions and wholesaling expenses, and $31 in individual annuity death benefit costs due to the lower equity markets. The increase in operating expenses was primarily driven by the mutual fund business.

Net income decreased, driven by the lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation.

OUTLOOK

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. In addition, the Company believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. This was demonstrated by record individual annuity sales in 2003 of $16.5 billion (a 42% increase) compared to $11.6 billion and $10.0 billion in 2002 and 2001, respectively.

Significantly contributing to the growth in sales was the introduction of Principal First, a guaranteed minimum withdrawal benefit rider, which was developed in response to our customers' needs. However, the competition is increasing in this market and as a result, the Company may not be able to sustain the level of sales attained in 2003. Based on VARDS, the Company had 12.6% market share as of December 31, 2003 as compared to 9.4% at December 31, 2002. Additionally, in 2003 The Hartford mutual funds reached $20 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight.

The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net cash flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as GMDB and GMWB benefits. Conversely though, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. The Company attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread based products sold in the Investment Products segment, the future growth will depend on the ability to earn targeted returns on new business, given competition and the future interest rate environment.


--------------------------------------------------------------------------------
INDIVIDUAL LIFE
--------------------------------------------------------------------------------



OPERATING SUMMARY                                                                       2003              2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                         $          747    $          705    $           643
Earned premiums                                                                         (20)               (8)                 4
Net investment income                                                                   256               262                244
Net realized capital losses                                                              (1)               (1)                (1)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                982               958                890
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                          436               443                385
Amortization of deferred policy acquisition costs                                       176               160                168
Insurance operating costs and other expenses                                            161               159                159
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                           773               762                712
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                                              209               196                178
Income tax expense                                                                       64                63                 57
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                         $          145    $          133    $           121
          --------------------------------------------------------------------------------------------------------------------------

 Variable universal life account values                                      $        4,725    $        3,648    $         3,993
 Total account values                                                        $        8,726    $        7,557    $         7,868
------------------------------------------------------------------------------------------------------------------------------------
 Variable universal life insurance in force                                  $       67,031    $       66,715    $        61,617
 Total life insurance in force                                               $      130,798    $      126,680    $       120,269
====================================================================================================================================


The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2003 COMPARED TO 2002 -- Revenues in the Individual Life segment increased primarily driven by increases in fees and cost of insurance charges as life insurance in-force grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. These increases were partially offset by lower earned premiums and net investment income in 2003. The decrease in net investment income was due primarily to lower investment yields. Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance.

Total benefits, claims and expenses increased, principally driven by an increase in amortization of deferred policy acquisition costs. These increases were partially offset by a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year.

Net income  increased  due to  increases in fee income and  unusually  favorable mortality. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues in the Individual Life segment increased, primarily driven by business growth including the impact of the Fortis transaction. Total benefits, claims and expenses increased, driven by the growth in the business including the impact of the Fortis acquisition. In addition, mortality rates for 2002 increased as compared to the prior year, but were in line with management's expectations. Individual Life's earnings increased for the year ended December 31, 2002, principally due to the contribution to earnings from the Fortis transaction. The increase in net income was also impacted by an after-tax loss of $3 related to September 11 in the third quarter of 2001.

OUTLOOK

The Individual Life segment benefited from unusually favorable mortality during the fourth quarter. It is not anticipated that similar experience would be likely to continue. Individual Life sales grew to $196 in 2003 from $173 in 2002 with the successful introduction of new universal life and whole life products. Improved equity markets should help increase variable universal life sales. The Company also continues to introduce new and enhanced products, which are expected to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation and aggressive competition from life insurance providers. The Company is actively pursuing broader distribution opportunities to fuel growth, including our Pinnacle Partners marketing initiative, and anticipates growth at Woodbury Financial Services.


--------------------------------------------------------------------------------
GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                                  2003               2002                2001
------------------------------------------------------------------------------------------------------------------------------------

Earned premiums and other                                                  $       2,362     $        2,327     $        2,259
Net investment income                                                                264                258                255
Net realized capital losses                                                           (2)                (3)                (7)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                           2,624              2,582              2,507
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                     1,862              1,878              1,874
Insurance operating costs and other expenses                                         571                541                498
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                      2,433              2,419              2,372
          --------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                                           191                163                135
Income tax expense                                                                    43                 35                 29
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                       $         148     $          128     $          106
------------------------------------------------------------------------------------------------------------------------------------

Fully insured - ongoing premiums                                           $       2,302     $        2,295     $        2,014
Buyout premiums                                                                       40                 13                 97
Military Medicare supplement                                                          --                 --                131
Other                                                                                 20                 19                 17
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                            $       2,362     $        2,327     $        2,259
====================================================================================================================================

The Company is a leading provider of group benefits, and through this segment sells group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2003 COMPARED TO 2002 -- Revenues in the Group Benefits segment increased in 2003 as compared to 2002, driven by increases in earned premiums and other and net investment income in 2003 as compared to a year ago. Premiums growth was not as high as anticipated due to lower sales to new customers in 2003 and lower persistency on renewals reflecting a competitive marketplace. However, the segment reported an increase in total buyout premiums. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout marketplace, the predictability of buyout premiums is uncertain.

Total benefits, claims and expenses increased for the year ended December 31, 2003, which is consistent with the increase in buyout premiums previously described. Excluding buyouts, total benefits, claims and expenses decreased $43, or 2%, over the same period. The segment's loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 79%, down from 81% in 2002. Insurance operating costs and other expenses increased due to the premium growth previously described and continued investments in technology, service and distribution. The segment's ratio of insurance operating costs and other expenses to premiums and other considerations was 24%, increasing slightly from 23% in 2002.

The increase in net income was due primarily to favorable claims experience.

2002 COMPARED TO 2001 -- Revenues in the Group Benefits segment increased, driven primarily by growth in premiums, which increased in 2002 as compared to 2001. The growth in premiums was due to an increase in fully insured ongoing premiums, as a result of steady persistency and pricing actions on the in-force block of business and strong sales. Fully insured ongoing sales were $597, an increase of $66, or 12%. Offsetting this increase was a decrease in military medicare supplement premiums resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for medicare supplement insurance. Additionally, premium revenues for 2002 were partially offset by a decrease in total buyout premiums.

Total benefits, claims and expenses increased from 2001 to 2002. The increase in expenses is consistent with the growth in revenues previously described. Benefits and claims expenses, excluding buyouts, increased over the same period; however, the segment's loss ratio was 81% down slightly from 82% in 2001. Insurance operating costs and other expenses increased, due to the fully insured ongoing premium growth previously described and continued investments in technology and service. The segment's ratio of insurance operating costs and other expenses to premiums and other considerations was 23%, consistent with prior year.

The increase in net income was due to the increase in premium revenues and favorable loss costs, which was partially offset by increased insurance operating costs and other expenses as previously described. Group Benefits incurred an after-tax loss of $2 related to September 11 in the third quarter of 2001.

OUTLOOK

Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage off of its strength in claim and risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment's products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services. Furthermore, on December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation. This acquisition will increase the scale of the Company's group life and disability operations and expand the Company's distribution of its products and services. This acquisition is expected to be slightly accretive to earnings in 2004. Please refer to "Subsequent events" in the Stockholders' Equity section of the Capital Resources and Liquidity section for information on the financing of this transaction.


--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE ("COLI")
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                       2003              2002               2001
------------------------------------------------------------------------------------------------------------------------------------

Fee income and other                                                            $         267    $          316    $          367
Net investment income                                                                     216               275               352
Net realized capital gains                                                                 --                 1                --
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                                  483               592               719
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                            324               401               514
Insurance operating costs and expenses                                                    103                82                84
Dividends to policyholders                                                                 60                62                66
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                             487               545               664
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES                                                (4)               47                55
Income tax expense (benefit)                                                               (3)               15                18
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                                     $          (1)   $           32    $           37
          --------------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                                    $      20,993    $       19,674    $       18,019
Leveraged COLI account values                                                           2,524             3,321             4,315
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                                   $      23,517    $       22,995    $       22,334
====================================================================================================================================

The Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities.

2003 COMPARED TO 2002 -- COLI revenues decreased, primarily driven by lower net investment and fee income. Net investment income and fee income decreased due to the decline in leveraged COLI account values as a result of surrender activity. Fee income also decreased as the result of lower sales volume in 2003 as compared to prior year.

Total benefits, claims and expenses decreased in 2003, primarily as a result of a decline in interest credited. This was due to the decline in general account assets as compared to 2002. This is related to the surrender activity noted above. These decreases were partially offset by an increase in insurance operating costs and expenses due primarily to a $40 after-tax expense, related to the Bancorp litigation expense recorded in 2003 compared with the $11 after-tax expense recorded in 2002. For a discussion of the Bancorp litigation, see Note 16 of Notes to Consolidated Financial Statements.

Net income decreased in 2003 compared to 2002 principally as a result of the Bancorp litigation expense. Excluding the expenses associated with the Bancorp litigation discussed above, net income decreased $4 or 9%, primarily due to the decline in leveraged COLI account values discussed above.

2002 COMPARED TO 2001 -- COLI revenues decreased, primarily related to lower net investment and fee income due to the declining block of leveraged COLI compared to a year ago. Total benefits, claims and expenses decreased, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by an $11 after-tax expense related to the Bancorp litigation. COLI's net income decreased principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation. The decrease in net income was also impacted by an after-tax loss of $2 related to September 11 recorded in the third quarter of 2001.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other post-employment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford's profitability in recent years and will continue to contribute to the profitability of the Company in the future, although the level of profit has declined in 2003, compared to 2002. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

--------------------------------------------------------------------------------
PROPERTY & CASUALTY
--------------------------------------------------------------------------------


OPERATING SUMMARY                                                                    2003               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                               $       8,805      $       8,114     $        7,267
Net investment income                                                                 1,172              1,060              1,042
Other revenue [1]                                                                       428                356                363
Net realized capital gains (losses)                                                     253                (68)               (92)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                             10,658              9,462              8,580
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        8,926              5,870              6,146
Amortization of deferred policy acquisition costs                                     1,642              1,613              1,572
Insurance operating costs and expenses                                                  889                879                647
Goodwill amortization                                                                    --                 --                  3
Other expenses [2]                                                                      625                559                560
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                        12,082              8,921              8,928
          --------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
             ACCOUNTING CHANGE                                                       (1,424)               541               (348)
Income tax expense (benefit)                                                           (613)                72               (241)
------------------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  (811)               469               (107)
Cumulative effect of accounting change, net of tax [3]                                   --                 --                 (8)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) [4]                                                        $         (811)    $          469     $         (115)
------------------------------------------------------------------------------------------------------------------------------------
NORTH AMERICAN PROPERTY & CASUALTY UNDERWRITING RATIOS [5]
Loss ratio [6]                                                                          58.7               59.6               70.3
Loss adjustment expense ratio [6]                                                       12.1               11.2               12.5
Expense ratio [6]                                                                       26.8               28.3               29.2
Policyholder dividend ratio                                                              0.4                0.7                0.5
------------------------------------------------------------------------------------------------------------------------------------
COMBINED RATIO [6]                                                                      98.0               99.8              112.5
------------------------------------------------------------------------------------------------------------------------------------
Catastrophe ratio                                                                        3.0                1.3               10.6
------------------------------------------------------------------------------------------------------------------------------------
COMBINED RATIO BEFORE CATASTROPHES [6]                                                  95.0               98.5              101.9
====================================================================================================================================

[1]   Primarily servicing revenue.
[2] Includes severance charges of $41 for 2003 and restructuring charges of $15 for 2001.
[3] Represents the cumulative impact of the Company's adoption of EITF Issue No. 99-20.
[4]   2001 includes $420 of after-tax losses related to September 11.
[5] Ratios do not include the effects of Other operations. Refer to the "Ratios" section below for definitions of the underwriting ratios.
[6] For 2001, before the impact of September 11, loss ratio was 62.8, loss adjustment expense ratio was 11.4, expense ratio was 28.8 and combined ratio was 103.5.

Property & Casualty is organized into five reportable operating segments: the North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance: and the Other Operations segment, which
includes   substantially  all  of  the  Company's   asbestos  and  environmental
exposures.

2003 COMPARED TO 2002 -- Revenues for Property & Casualty increased $1.2 billion for the year ended December 31, 2003. The improvement was due primarily to earned premium growth in the Business Insurance, Specialty Commercial and Personal Lines segments, primarily as a result of earned pricing increases, as well as an improvement in net realized capital gains and losses, and net investment income. Partially offsetting the increase was a $361 earned premium decline in the Reinsurance segment as a result of the Company's decision to withdraw from the assumed reinsurance business as discussed more fully below.

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance reinsured most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premiums less the related unamortized commissions/deferred acquisition costs net of an override commission, which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the two year period following the agreement. The guaranteed minimum is reflected in net income for the year ended December 31, 2003. The Company remains subject to ongoing reserve development relating to all retained business.

Net income decreased $1.3 billion for the year ended December 31, 2003 primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter. Results for the year were favorably impacted by an increase in net realized capital gains (losses) and improved underwriting results in the Personal Lines and Business Insurance segments. Strong earned pricing and favorable frequency loss costs resulted in an increase in underwriting results in both the Personal Lines and Business Insurance segments. In addition, net investment income, after-tax, rose $69 for the year ended December 31, 2003 due to higher invested assets, primarily from strong cash flows and additional capital raised during the second quarter of 2003.

On September 1, 2003, the Company sold a wholly owned subsidiary, Trumbull Associates, LLC, for $33, resulting in a gain of $15, after-tax. The gain is included in net realized capital gains. The revenues and net income of Trumbull Associates, LLC were not material to the Company or the Property & Casualty Operation.

2002 COMPARED TO 2001 -- Revenues for Property & Casualty increased $882, or 10%, for the year ended December 31, 2002. The improvement was due primarily to earned premium growth in the Business Insurance, Personal Lines and Specialty Commercial segments, primarily as a result of earned pricing increases. The 2001 reinsurance cessions related to September 11 increased the earned premium variance for the year by $91. Partially offsetting the increase was a decline in earned premium in the Reinsurance segment due to the exclusion of the exited international business, which in January 2002 was transferred to Other Operations, and a reduction in the alternative risk transfer line of business. A decrease in net realized capital losses and improvement in net investment income also contributed to the increase in revenues.

Net income increased $584 primarily due to after-tax losses related to September 11 of $420 in 2001, improved underwriting results across each of the North American underwriting segments, particularly in Specialty Commercial and Reinsurance, and a decrease in net realized capital losses. Partially offsetting the improvement was an increase in other expenses primarily as a result of an increase in e-business research and development expenses and certain employee benefits costs, as well as expenses incurred related to the transfer of the Company's New Jersey personal lines agency auto business to Palisades Safety and Insurance Association and Palisades Insurance Co.

RATIOS

The previous table and the following segment discussions for the years ended December 31, 2003, 2002 and 2001 include various underwriting ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford's current insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and net income for the combined property and casualty segments and may not be comparable to other performance measures used by the Company's competitors. The "loss ratio" is the ratio of claims expense (exclusive of claim adjustment expenses) to earned premiums. The "loss adjustment expense ratio" represents the ratio of claim adjustment expenses to earned premiums. The "loss and loss expense incurred ratio" is the sum of the loss and loss adjustment expense ratios. The "expense ratio" is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. The "policyholder dividend ratio" is the ratio of policyholder dividends to earned premiums. The "combined ratio" is the sum of the loss ratio, the loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned, the cost of losses and expenses as defined above, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The "loss and loss expense paid ratio" represents the ratio of paid claims and claim adjustment expenses to earned premiums. The "catastrophe ratio" represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

PREMIUM MEASURES

Written premiums are a non-GAAP financial measure which represents the amount of premiums charged for policies issued during a fiscal period. Earned premiums is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the years ended December 31, 2003, 2002, and 2001 respectively, include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company's sale of property and casualty insurance products, as compared to earned premium. Premium renewal retention is defined as renewal premium written in the current period divided by total premium written in the prior period. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.

RISK MANAGEMENT STRATEGY

The Hartford's property and casualty operations have well-developed processes to manage catastrophic risk exposures to natural catastrophes, such as hurricanes and earthquakes, and other perils, such as terrorism. These processes involve establishing underwriting guidelines for both individual risk and in aggregate including individual policy limits and aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of North American property-casualty surplus. Generally the Company limits its exposure from a single 250-year event to less than 30% of statutory surplus for losses prior to reinsurance and to less than 15% of statutory surplus for losses net of reinsurance. The Company monitors exposures monthly and employs both internally developed and externally purchased loss modeling tools.

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

A variety of traditional reinsurance products are used in the development and execution of the overall corporate risk management strategy. The risk transfer products used include both excess of loss occurrence-based products, protecting aggregate property and workers compensation exposures, and individual risk or quota share products, protecting specific classes or lines of business. Finite risk products may be used on a limited basis as a cost-effective alternative to traditional products. There are currently no significant finite risk contracts in place and the current statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund ("FHCF").

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

REINSURANCE RECOVERABLES

The Company's net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.4 billion and $4.2 billion at December 31, 2003 and 2002, respectively. Of the total net reinsurance recoverables as of December 31, 2003, $446 relates to the Company's mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.5 billion, or 71%, was due from companies rated by A.M. Best. Of the total rated by A.M. Best, 92% of the companies were rated A- (excellent) or better. The remaining $1.4 billion, or 29%, of net recoverables from reinsurers was comprised of the following: 5% related to voluntary pools, 2% related to captive insurance companies, and 22% related to companies not rated by A.M. Best.

Where its contracts permit, the Company secures its collection of these future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts such as New York Regulation 114 trusts, funds held accounts and group wide offsets.

The net recoverables include an allowance for doubtful accounts. The allowance for unrecoverable reinsurance was $381 and $211 at December 31, 2003 and 2002, respectively. The significant increase was primarily related to the Company's asbestos reserve strengthening actions during the first quarter of 2003. The Company's allowance for unrecoverable reinsurance is regularly reviewed based on management's assessment of the credit quality of its reinsurers as well as an estimate for the cost (if any) of resolution of reinsurer disputes.

RESERVES

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as "reserve development". Reserve development that increases previous estimates of ultimate cost is called "reserve strengthening". Reserve development that decreases previous estimates of ultimate cost is called "reserve releases". Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The "prior accident year development (pts.)" in the following tables for the years ended December 31, 2003, 2002 and 2001 represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company's reserve policies, see Notes 1, 7 and 16 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A.

For the Year Ended December 31, 2003

There was no significant reserve strengthening or release in the Business Insurance and Personal Lines segments for the year ended December 31, 2003. Specialty Commercial strengthened prior accident year reserves by $52 for the year ended December 31, 2003 primarily as a result of losses in the bond and professional liability lines of business. The bond reserve strengthening was isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings' auto residual value portfolio in the third quarter of 2000. Reserve strengthening of $94 in the Reinsurance segment for the year occurred across multiple accident years, primarily 1997 through 2000, and principally in the casualty line of traditional reinsurance. In addition, the Other Operations segment for the year ended December 31, 2003 reflects the Company's net asbestos reserve strengthening of $2.6 billion during the first quarter of 2003.

For the Year Ended December 31, 2002

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

For the Year Ended December 31, 2001

There was little reserve strengthening or weakening by segment in 2001 with the exception of Other Operations, where the strengthening was related primarily to non-asbestos and environmental exposures. (For further discussion of reserve activity related to asbestos and environmental, see the Other Operations section of the MD&A.)


A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for Property & Casualty follows:

                                                 FOR THE YEAR ENDED DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                   AMERICAN      OTHER
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C       OPERATIONS  TOTAL P&C
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-GROSS       $   4,744    $   1,692     $   4,957    $   1,614     $  13,007    $   4,084  $  17,091
REINSURANCE AND OTHER RECOVERABLES                366           49         1,998          388         2,801        1,149      3,950
------------------------------------------------------------------------------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES-NET             4,378        1,643         2,959        1,226        10,206        2,935     13,141
------------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSES
   Current year                                 2,346        2,324         1,130          287         6,087           15      6,102
   Prior years                                     (6)          (6)           52           94           134        2,690      2,824
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL PROVISION FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES                     2,340        2,318         1,182          381         6,221        2,705      8,926
------------------------------------------------------------------------------------------------------------------------------------
PAYMENTS                                       (1,761)      (2,211)       (1,015)        (409)       (5,396)        (453)    (5,849)
OTHER [1]                                         (56)         (60)         (106)          (3)         (225)         225         --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND        4,901        1,690         3,020        1,195        10,806        5,412     16,218
  CLAIM ADJUSTMENT EXPENSES-NET
REINSURANCE AND OTHER RECOVERABLES                395           43         2,088          496         3,022        2,475      5,497
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT EXPENSES-GROSS           $   5,296    $   1,733    $    5,108    $   1,691     $  13,828    $   7,887  $  21,715
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                             $   3,696    $   3,181    $    1,558    $     352     $   8,787    $      18  $   8,805
Combined ratio                                   95.7         95.9          99.3        135.3          98.0
Loss and loss expense paid ratio                 47.7         69.5          65.1        116.3          61.4
Loss and loss expense incurred ratio             63.3         72.9          75.8        108.4          70.8
Catastrophe ratio                                 2.7          4.1           1.7          1.4           3.0
Prior accident year development (pts.) [2]       (0.2)        (0.2)          3.3         26.7           1.5
====================================================================================================================================

[1]   Represents the transfer of reserves pursuant to the MacArthur settlement.
[2]   In addition to prior year loss reserve  development  of $94,  Reinsurance  had $10 of earned  premiums in 2003 that related to exposure periods prior to 2003.

                                                  FOR THE YEAR ENDED DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                   AMERICAN      OTHER        TOTAL
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C       OPERATIONS      P&C
------------------------------------------------------------------------------------------------------------------------------------
 BEGINNING  LIABILITIES  FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES-GROSS      $    4,440   $     1,530     $    5,073   $   1,956   $     12,999   $   4,037 $ 17,036
 REINSURANCE AND OTHER RECOVERABLES                375            51          2,088         448          2,962       1,214    4,176
------------------------------------------------------------------------------------------------------------------------------------
 BEGINNING  LIABILITIES  FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES-NET             4,065         1,479          2,985       1,508         10,037       2,823   12,860
------------------------------------------------------------------------------------------------------------------------------------
 PROVISION  FOR  UNPAID  CLAIMS  AND CLAIM
   ADJUSTMENT EXPENSES
 Current year                                    1,943         2,244            820         492          5,499          78    5,577
 Prior years                                        19            75             29          77            200          93      293
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL  PROVISION  FOR  UNPAID  CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES                     1,962         2,319            849         569          5,699         171    5,870
------------------------------------------------------------------------------------------------------------------------------------
 PAYMENTS                                       (1,649)       (2,155)          (875)       (551)        (5,230)       (359)  (5,589)
 OTHER [1]                                          --            --             --        (300)          (300)        300       --
------------------------------------------------------------------------------------------------------------------------------------
 ENDING  LIABILITIES FOR UNPAID CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES-NET                 4,378         1,643          2,959        1,226        10,206       2,935   13,141
------------------------------------------------------------------------------------------------------------------------------------
 REINSURANCE AND OTHER RECOVERABLES                366            49          1,998          388         2,801       1,149    3,950
 ENDING  LIABILITIES FOR UNPAID CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES-GROSS          $    4,744   $     1,692     $    4,957   $    1,614  $     13,007   $   4,084 $ 17,091
------------------------------------------------------------------------------------------------------------------------------------
 Earned premiums                            $    3,126   $     2,984     $    1,222   $      713  $      8,045   $      69    8,114
 Combined ratio                                   97.0         101.0           99.4        107.9          99.8
 Loss and loss expense paid ratio                 52.7          72.2           71.7         77.1          65.0
 Loss and loss expense incurred ratio             62.7          77.7           69.4         79.9          70.8
 Catastrophe ratio                                 0.8           2.5            0.5          0.7           1.3
 Prior accident year development (pts.)            0.6           2.5            2.4         10.8           2.5
====================================================================================================================================

[1]   $300 represents the transfer of the international lines of the Reinsurance segment to Other Operations.


                                                  FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NORTH
                                             BUSINESS     PERSONAL     SPECIALTY                   AMERICAN      OTHER        TOTAL
                                             INSURANCE     LINES      COMMERCIAL    REINSURANCE      P&C       OPERATIONS      P&C
------------------------------------------------------------------------------------------------------------------------------------
 BEGINNING LIABILITIES FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES-GROSS      $    3,954  $    1,403    $     5,628    $   1,416   $   12,401   $    3,892  $  16,293
 REINSURANCE AND OTHER RECOVERABLES                195          42          2,011          234        2,482        1,389      3,871
------------------------------------------------------------------------------------------------------------------------------------
 BEGINNING LIABILITIES FOR UNPAID CLAIMS
   AND CLAIM ADJUSTMENT EXPENSES-NET             3,759       1,361          3,617        1,182        9,919        2,503     12,422
------------------------------------------------------------------------------------------------------------------------------------
 PROVISION FOR UNPAID CLAIMS AND CLAIM
   ADJUSTMENT EXPENSES
 Current year                                    1,944       2,156            897          983        5,980           12      5,992
 Prior years                                       (10)         17             28          (11)          24          119        143
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL PROVISION FOR UNPAID CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES                     1,934       2,173            925          972        6,004          131      6,135
------------------------------------------------------------------------------------------------------------------------------------
 PAYMENTS                                       (1,628)     (2,055)          (955)        (646)      (5,284)        (308)    (5,592)
 OTHER [1] [2]                                      --          --           (602)          --         (602)         497       (105)
------------------------------------------------------------------------------------------------------------------------------------
 ENDING LIABILITIES FOR UNPAID CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES-NET                 4,065       1,479          2,985        1,508       10,037        2,823     12,860
------------------------------------------------------------------------------------------------------------------------------------
 REINSURANCE AND OTHER RECOVERABLES                375          51          2,088          448        2,962        1,214      4,176
 ENDING LIABILITIES FOR UNPAID CLAIMS AND
   CLAIM ADJUSTMENT EXPENSES-GROSS          $    4,440  $    1,530    $     5,073    $   1,956   $   12,999   $    4,037  $  17,036
------------------------------------------------------------------------------------------------------------------------------------
 Earned premiums                            $    2,630  $    2,747    $     1,022    $     851   $    7,250   $       17  $   7,267
 Combined ratio                                  108.0       102.7          124.2        144.0        112.5
 Loss and loss expense paid ratio                 61.7        74.7           94.3         75.8         72.8
 Loss and loss expense incurred ratio             73.5        79.1           90.7        114.2         82.8
 Catastrophe ratio                                10.0         2.7           17.9         29.5         10.6
 Prior accident year development (pts.)           (0.4)        0.6            2.7         (1.3)         0.3
====================================================================================================================================

[1]   $602  represents  the transfer of asbestos and  environmental  reserves to Other Operations.
[2]   Includes $(101) related to the sale of international subsidiaries.

IMPACT OF RE-ESTIMATES

As explained in connection with the Company's discussion of Critical Accounting Estimates, the establishment of Property and Casualty reserves is an estimation process. Ultimate losses may vary significantly from the current estimates. Many factors can contribute to these variations and the need to subsequently change the previous estimate of required reserve levels. Subsequent changes can generally be thought of as being the result of the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or changes in interpretations of information and trends.

The table below shows the range of reserve re-estimates experienced by The Hartford over the past three years. The amount of prior accident year development (as shown in the reserve rollforward) for a given year is expressed as a percent of the beginning reserves. The range below represents the range of such calculations for the last three years. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last three years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability.

------------------------------------------------------------------------------------------------------------------------------------
                                   BUSINESS      PERSONAL     SPECIALTY                         NORTH          OTHER        TOTAL
                                  INSURANCE       LINES       COMMERCIAL     REINSURANCE    AMERICAN P&C     OPERATIONS      P&C
------------------------------------------------------------------------------------------------------------------------------------
RANGE OF  PRIOR ACCIDENT YEAR
DEVELOPMENT FOR THE THREE
YEARS ENDED DECEMBER 31,
2003 [1] [2]                    (0.3) - 0.5   (0.4) - 5.1    0.8 - 1.8       (0.9) - 7.7      0.3 - 2.5      3.3 - 91.7   1.2 - 21.5
====================================================================================================================================

[1]  Bracketed prior accident development indicates favorable development. Unbracketed amounts represent unfavorable development.
[2]  Before the $2.6 billion of reserve  strengthening for asbestos during 2003, over the past five years,  reserve re-estimates for total Property & Casualty ranged from (1.3%) to 2.3%.

The potential variability of the Company's Property and Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates. In general, the Company would expect the variability of its Personal Lines reserve estimates to be relatively less than the variability of the reserve estimates for its other property and casualty segments. The Company would expect the degree of variability of the other segment's reserve estimates, from lower variability to higher variability, to be generally Business Insurance, Specialty Commercial, Reinsurance, and Other Operations. The actual relative variability could prove to be different.


--------------------------------------------------------------------------------
BUSINESS INSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                                 2001
                                                                                                  ----------------------------------
                                                                                                       INCLUDING           BEFORE
                                                                         2003            2002         SEPTEMBER 11      SEPTEMBER 11
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                      $   3,957   $     3,412       $    2,871       $     2,886
Change in unearned premium reserve                                          261           286              241               241
------------------------------------------------------------------------------------------------------------------------------------
         Earned premiums                                              $   3,696   $     3,126       $    2,630       $     2,645
Benefits, claims and claim adjustment expenses                            2,340         1,962            1,934             1,704
Amortization of deferred policy acquisition costs                           913           779              681               681
Insurance operating costs and expenses                                      342           341              257               257
------------------------------------------------------------------------------------------------------------------------------------
        UNDERWRITING RESULTS                                          $     101   $        44       $    (242)       $         3
       -----------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                 50.8          50.7            59.9               52.3
Loss adjustment expense ratio                                              12.5          12.0            13.7               12.1
Expense ratio                                                              31.8          32.7            33.2               33.0
Policyholder dividend ratio                                                 0.6           1.5             1.3                1.3
COMBINED RATIO                                                             95.7          97.0           108.0               98.7
Catastrophe ratio                                                           2.7           0.8            10.0                0.7
COMBINED RATIO BEFORE CATASTROPHES                                         93.0          96.2            98.0               98.0
====================================================================================================================================


                                                                                                                2001
                                                                                               -------------------------------------
                                                                                                    INCLUDING     BEFORE SEPTEMBER
                                                                       2003           2002         SEPTEMBER 11           11
------------------------------------------------------------------------------------------------------------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]
------------------------------------------------------------------------------------------------------------------------------------
Small Commercial                                                   $   1,862      $    1,678     $    1,447           $  1,447
Middle Market                                                          2,095           1,734          1,439              1,439
September 11 Terrorist Attack                                             --              --            (15)                --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                           $   3,957      $    3,412     $    2,871           $  2,886
------------------------------------------------------------------------------------------------------------------------------------
EARNED PREMIUMS BREAKDOWN [1]
Small Commercial                                                   $   1,782      $    1,555     $    1,335           $  1,335
Middle Market                                                          1,914           1,571          1,310              1,310
September 11 Terrorist Attack                                             --              --            (15)                --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                           $   3,696      $    3,126     $    2,630           $  2,645
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

2003 COMPARED TO 2002 -- Business Insurance achieved written premium growth of $545, or 16%, for the year ended December 31, 2003. Growth was primarily due to written pricing increases of 9%, and new business growth of 17%. Premium renewal retention remained strong at 87%. The written premium increase in middle market business of $361, or 21%, was driven primarily by continued strong written pricing increases and new business growth. Small commercial business increased $184, or 11%, reflecting strong written pricing increases.

Earned premiums increased $570, or 18%, due to strong 2002 and 2003 written pricing increases impacting 2003 earned premium. Earned premiums increased $343, or 22%, and $227, or 15%, for middle market and small commercial, respectively, reflecting double-digit earned pricing increases.

Underwriting results improved $57, with a corresponding 1.3 point decrease in the combined ratio, for the year ended December 31, 2003, despite a significant increase in catastrophe losses due largely to Hurricane Isabel and severe tornadoes in the Midwest. Before catastrophes, underwriting results improved $133, or 196%, with a corresponding 3.2 point decrease in the combined ratio. The improvement was driven by a decrease in the loss ratio before catastrophes for both small commercial and middle market, primarily due to improved frequency of loss and double-digit earned pricing increases. In addition, double-digit earned pricing increases and prudent expense management favorably impacted the expense ratio for the year ended December 31, 2003.

2002 COMPARED TO 2001 -- Business Insurance achieved written premium growth of $541 (including $15 of reinsurance cessions related to September 11), or 19%, due to strong growth in both middle market and small commercial.

The increase in middle market of $295, or 21%, was due primarily to double-digit pricing increases as well as continued strong new business growth. Small commercial increased $231, or 16%, reflecting double-digit written pricing increases, particularly in the property line of business.

Business Insurance earned premiums increased $496 (including $15 of reinsurance cessions related to September 11), or 19%, due to strong 2002 and 2001 written pricing increases impacting 2002 earned premiums. Middle market increased $260, or 20%, and small commercial increased $221, or 16%, reflecting double-digit earned pricing increases.

Underwriting results improved $286 (including $245 of underwriting loss related to September 11 in 2001), with a corresponding 11 point decrease (including a
9.3 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio before September 11, was primarily due to double-digit earned pricing increases and minimal loss costs. Business Insurance continued to benefit from favorable frequency loss costs. In addition, the beneficial effects of strong pricing on the underwriting expense ratio have been offset by an increase in taxes, licenses and fees rates, and increased technology spending.

OUTLOOK

Management expects the Business Insurance segment to continue to deliver strong results in 2004. Although price increases within many markets of the commercial industry are expected to moderate, double-digit premium growth is expected to be achieved, in part, due to continued strategic actions being implemented. These include providing a complete product solution for agents and customers, expanding non-traditional distribution alternatives, executing geographic market share strategies and developing technology solutions that deliver superior business tools to The Hartford's agents and alliances. These initiatives are focused on growing the businesses, deepening market share and leveraging resources, all while developing synergies and efficiencies to streamline the cost of doing business. While loss costs are expected to increase, continued pricing and underwriting actions are expected to have a positive impact on the segment's overall profitability in 2004.

--------------------------------------------------------------------------------
PERSONAL LINES
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                                               2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   INCLUDING        BEFORE
                                                                            2003        2002       SEPTEMBER 11   SEPTEMBER 11
---------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                         $   3,272   $  3,050      $  2,860       $  2,860
Change in unearned premium reserve                                              91         66           113            113
---------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                                     $   3,181   $  2,984      $  2,747       $  2,747
Benefits, claims and claim adjustment expenses                               2,318      2,319         2,173          2,164
Amortization of deferred policy acquisition costs                              386        415           385            385
Insurance operating costs and expenses                                         360        296           276            276
---------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                               $     117   $    (46)     $    (87)      $    (78)
     ----------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                    61.6       66.1          67.4           67.2
Loss adjustment expense ratio                                                 11.3       11.6          11.7           11.6
Expense ratio                                                                 23.0       23.3          23.6           23.6
Combined ratio                                                                95.9      101.0         102.7          102.4
Catastrophe ratio                                                              4.1        2.5           2.7            2.4
Combined ratio before catastrophes                                            91.8       98.6         100.0          100.0
Other revenues [1]                                                       $     123   $    123      $    150       $    150
---------------------------------------------------------------------------------------------------------------------------------

[1]   Represents servicing revenue.

WRITTEN PREMIUMS BREAKDOWN [1]                                                          2003          2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                                                $    2,066  $    1,855          $  1,638
Other Affinity                                                                             148         179               201
Agency                                                                                     804         756               783
Omni                                                                                       254         260               238
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                            $    3,272  $    3,050          $  2,860
=================================================================================================================================
Product Line
Automobile                                                                          $    2,508  $    2,352          $  2,224
Homeowners                                                                                 764         698               636
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                            $    3,272  $    3,050          $  2,860
=================================================================================================================================


EARNED PREMIUMS BREAKDOWN [1]                                                          2003             2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Business Unit
AARP                                                                              $      1,956  $    1,747          $  1,559
Other Affinity                                                                             163         192               182
Agency                                                                                     807         794               765
Omni                                                                                       255         251               241
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                          $      3,181  $    2,984          $  2,747
=================================================================================================================================
Product Line
Automobile                                                                        $      2,458  $    2,326          $  2,131
Homeowners                                                                                 723         658               616
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                          $      3,181  $    2,984          $  2,747
=================================================================================================================================

Combined Ratios
Automobile                                                                                98.0       103.1             105.8
Homeowners                                                                                88.8        93.8              92.1
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                  95.9       101.0             102.7
=================================================================================================================================

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

2003 COMPARED TO 2002--Written premiums increased $222, or 7%, due to growth in both the automobile and homeowners lines. The increase in automobile of $156, or 7%, was primarily due to written pricing increases of 10%. Automobile premium renewal retention remained strong at 91% for the year ended December 31, 2003. Homeowners growth of $66, or 9%, was largely driven by written pricing increases of 14%. Premium renewal retention was 101%. The increases in both automobile and homeowners written premiums were primarily due to growth in the AARP program. AARP increased $211, or 11%, primarily as a result of strong written pricing increases. Partially offsetting the increase was a $31, or 17%, decrease in other affinity business due to a planned reduction in policy counts as a result of the Company's strategic decision to de-emphasize other affinity business.

Earned premiums increased $197, or 7%, due primarily to growth in AARP. AARP increased $209, or 12%, as a result of earned pricing increases.

Underwriting results increased $163, with a corresponding 5.1 point decrease in the combined ratio. The improvement was primarily due to the successful execution of the segment's state-specific strategies to manage pricing and loss costs. Automobile results improved 5.1 combined ratio points and homeowners results improved 5.0 combined ratio points, both due primarily to earned pricing increases and favorable frequency loss costs. Personal Lines financial performance was negatively affected by an increase in pre-tax catastrophe losses over prior year of $58, or 1.6 points due largely to Hurricane Isabel, California wildfires and severe tornadoes in the Midwest. Double-digit earned pricing increases and prudent expense management resulted in a 0.3 point decrease in the expense ratio.

2002 COMPARED TO 2001 -- Personal Lines written premiums increased $190, or 7%, primarily driven by growth in AARP, partially offset by a reduction in Agency. AARP increased $217, or 13%, primarily as a result of written pricing increases and improved premium renewal retention. Agency decreased $27, or 3%, due primarily to the conversion to six-month policies in certain states.

Earned premiums increased $237, or 9%, due primarily to growth in AARP and Agency. AARP increased $188, or 12%, and Agency increased $29, or 4%, due primarily to earned pricing increases. Underwriting results improved $41 (including $9 of underwriting loss related to September 11), with a corresponding 1.7 point decrease (including a 0.3 point impact related to September 11) in the combined ratio. While automobile results improved due to favorable frequency loss costs, the line of business was negatively impacted by the increasing severity of automobile claims as a result of medical inflation and higher repair costs. The underwriting experience relating to homeowners has remained favorable due to improved frequency of claims, despite an increase in the severity of individual homeowners' claims. An improvement in the underwriting expense ratio, primarily due to written pricing increases and prudent expense management, resulted in a 0.3 point decrease in the expense ratio over the prior year.

OUTLOOK

While the personal lines industry operating fundamentals are expected to be strong in 2004, the market will continue to face significant challenges. Price increases in automobile and homeowners are expected to temper. Regulatory requirements applying to premium rates vary from state to state, and, in most states, rates are subject to prior regulatory approval. State regulatory constraints may prevent companies from obtaining the necessary rates to achieve an underwriting profit. Industry rates may still remain inadequate in certain states in 2004. Loss cost inflation is expected to rise in 2004, and it is uncertain whether favorable frequency loss cost trends can continue. Automobile repair costs and medical inflation are expected to continue to outpace general inflation trends.

The Personal Lines segment is expected to deliver growth in written premiums and underwriting results in 2004 due, in part, to a new auto class plan product and technology platform in the agency channel which were introduced in a majority of states in 2003. These new product and technology investments deliver a competitive value proposition to independent agents. Improved financial results in 2004 for the Personal Lines segment are also expected as a result of continued state-driven pricing product and underwriting actions. Personal Lines' product breadth, channel diversity and technology position this segment to effectively manage the market risks that face the personal lines industry.

--------------------------------------------------------------------------------
SPECIALTY COMMERCIAL
--------------------------------------------------------------------------------


OPERATING SUMMARY                                                                                                   2001
                                                                                                 -----------------------------------
                                                                                                        INCLUDING          BEFORE
                                                                             2003          2002        SEPTEMBER 11     SEPTEMBER 11
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                          $   1,612   $     1,362       $      989     $       996
Change in unearned premium reserve                                               54           140              (33)            (33)
------------------------------------------------------------------------------------------------------------------------------------
         Earned premiums                                                  $   1,558   $     1,222       $    1,022     $     1,029
Benefits, claims and claim adjustment expenses                                1,182           849              925             766
Amortization of deferred policy acquisition costs                               254           240              267             267
Insurance operating costs and expenses                                          151           156               92              91
------------------------------------------------------------------------------------------------------------------------------------
        UNDERWRITING RESULTS                                              $     (29)  $       (23)      $     (262)    $       (95)
       -----------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                      62.5         57.6             73.1            59.5
Loss adjustment expense ratio                                                   13.3         11.8             17.6            15.0
Expense ratio                                                                   22.9         29.3             33.1            32.8
Policyholder dividend ratio                                                      0.7          0.7              0.4             0.4
Combined ratio                                                                  99.3         99.4            124.2           107.7
Catastrophe ratio                                                                1.7          0.5             17.9             1.4
Combined ratio before catastrophes                                              97.6         98.9            106.3           106.3
Other Revenues [1]                                                        $      306  $       233       $      213     $       213
====================================================================================================================================

[1]   Represents servicing revenue.

                                                                                                               2001
                                                                                               -------------------------------------
                                                                                                        INCLUDING        BEFORE
                                                                          2003            2002         SEPTEMBER 11    SEPTEMBER 11
------------------------------------------------------------------------------------------------------------------------------------
WRITTEN PREMIUMS BREAKDOWN [1]
------------------------------------------------------------------------------------------------------------------------------------
Property                                                                 $   440      $      405     $      284           $    284
Casualty                                                                     670             556            434                434
Bond                                                                         162             157            138                138
Professional Liability                                                       324             239            168                168
Other                                                                         16               5            (28)               (28)
September 11 Terrorist Attack                                                 --              --             (7)                --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                 $ 1,162      $    1,362     $      989           $    996
------------------------------------------------------------------------------------------------------------------------------------
EARNED PREMIUMS BREAKDOWN [1]
Property                                                                 $   429      $      346     $      281           $    281
Casualty                                                                     615             498            438                438
Bond                                                                         152             148            127                127
Professional Liability                                                       296             200            117                117
Other                                                                         66              30             66                 66
September 11 Terrorist Attack                                                 --              --             (7)                --
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                 $ 1,558      $    1,222     $    1,022           $  1,029
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

2003 COMPARED TO 2002--Written premiums increased $250, or 18%, for the year ended December 31, 2003, primarily due to double-digit growth in casualty and professional liability. Casualty and professional liability written premiums grew $114, or 21%, and $85, or 36%, respectively, due to strong written pricing increases. While property pricing began to turn negative in the latter half of 2003, written premiums in property increased $35, or 9%, for the year ended December 31, 2003. Bond growth for the year was negatively impacted by ceded reinstatement premium.

Earned premiums increased $336, or 27%, for the year ended December 31, 2003, due primarily to earned premium growth in the property, casualty and professional liability lines of business as a result of strong earned pricing increases.

Underwriting results deteriorated $6 for the year ended December 31, 2003, due primarily to higher catastrophe losses compared to unusually low catastrophe losses in the prior period and an increase in loss reserve development that was driven by prior accident year loss reserve strengthening of $20 in the bond and $25 in the professional liability lines of business. The bond reserve strengthening is isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings' auto residual value portfolio in the third quarter of 2000. In addition, an increase in doubtful accounts expense of $10 contributed to the decrease in underwriting results. Excluding catastrophes, property underwriting results continued to be favorable due to earned pricing increases and improved significantly over prior year. Casualty continued to show underwriting improvement over prior year due to a lower loss ratio. The
Specialty  Commercial  combined  ratio  improved  0.1  points for the year ended
December 31, 2003 as the reserve strengthening and higher catastrophes referenced above mitigated the impact of strong earned pricing, higher ceding commissions in the professional liability line of business and prudent expense management.

2002 COMPARED TO 2001 -- Specialty Commercial written premiums increased $373 (including $7 of reinsurance cessions related to September 11), or 38%, primarily driven by the property, casualty and professional liability lines of business. Written premiums for property grew $121, or 43%, while specialty casualty grew $122, or 28%, both primarily due to significant price increases and new business growth reflecting an improving operating environment. Professional liability written premiums grew $71, or 42%, also due to significant price increases.

Earned premiums increased $200 (including $7 of reinsurance cessions related to September 11), or 20%, primarily driven by robust earned premium growth in property of $65, or 23%, casualty of $60, or 14%, and professional liability of $83, or 71%, as a result of double-digit earned pricing increases.

Underwriting results improved $239 (including $167 of underwriting loss related to September 11), with a corresponding 24.8 point decrease (including a 16.5 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio before September 11 was primarily due to favorable property, casualty and professional liability results, as a result of the favorable pricing environment. Increased losses incurred in property due to the Midwest drought; casualty due to deductible workers' compensation losses on a few large accounts; and bond partially mitigated the improvement. In addition, the underwriting expense ratio improved primarily due to pricing increases and prudent expense management. Lower catastrophes, primarily as a result of the Seattle earthquake in the first quarter of 2001, also contributed to the improvement in underwriting results.

OUTLOOK

Specialty Commercial is made up of a diverse group of businesses that are unique to commercial lines. Each line of business operates independently with its own set of business objectives and focuses on the operational dynamics of its specific industry. These businesses, while somewhat interrelated, each have a unique business model and operating cycle. Although written price increases within some markets of the commercial industry are expected to moderate or possibly be negative in 2004, casualty and professional liability pricing is expected to be firm. Strong written pricing in 2003 will contribute to earned premium growth expected in 2004. Management believes that continued strategic actions being taken, which include focusing on maximizing growth in the segment's most profitable lines; providing innovative new products; expanding non-traditional distribution alternatives; and further leveraging underwriting discipline and capabilities will continue to enable the segment to deliver underwriting improvement and premium growth.

--------------------------------------------------------------------------------
REINSURANCE
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                                                                2001
                                                                                                   ---------------------------------
                                                                                                       INCLUDING         BEFORE
                                                                          2003           2002        SEPTEMBER 11     SEPTEMBER 11
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                      $       210   $       703     $       849      $       918
Change in unearned premium reserve                                           (142)          (10)             (2)              (2)
------------------------------------------------------------------------------------------------------------------------------------
     Earned premiums                                                  $       352   $       713     $       851      $       920
Benefits, claims and claim adjustment expenses                                381           569             972              815
Amortization of deferred policy acquisition costs                              88           179             239              239
Insurance operating costs and expenses                                          8            24              15               15
------------------------------------------------------------------------------------------------------------------------------------
      UNDERWRITING RESULTS                                            $      (125)  $       (59)    $      (375)     $      (149)
     -------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                                                    98.2         74.9           108.9             83.7
Loss adjustment expense ratio                                                 10.2          4.9             5.3              4.9
Expense ratio                                                                 26.9         28.0            29.8             27.6
Combined ratio                                                               135.3        107.9           144.0            116.2
Catastrophe ratio                                                              1.4          0.7            29.5              2.7
Combined ratio before catastrophes                                           133.8        107.2           114.6            113.5
====================================================================================================================================

WRITTEN PREMIUMS BREAKDOWN [1]                                                           2003            2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Traditional reinsurance                                                             $       154      $      618          $   736
Alternative risk transfer ("ART")                                                            56              85              182
September 11 Terrorist Attack                                                                --              --              (69)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                            $       210      $      703          $   849
====================================================================================================================================

EARNED PREMIUMS BREAKDOWN [1]
Traditional reinsurance                                                             $       299      $      621          $   734
Alternative risk transfer ("ART")                                                            53              92              186
September 11 Terrorist Attack                                                                --              --              (69)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                            $       352      $      713          $   851
====================================================================================================================================

[1]  The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.


During the second quarter of 2003, the Company decided to withdraw from the assumed reinsurance business due mainly to the Company's lack of scale necessary to compete effectively in the assumed reinsurance market. On May 16, 2003, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance"), whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance reinsured most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premium less the related unamortized commissions/deferred acquisition costs net of an override commission which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the two year period following the agreement. The guaranteed minimum is reflected in net income for the year ended December 31, 2003. The Company remains subject to reserve development relating to all retained business.

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

2003 COMPARED TO 2002 -- Reinsurance written premiums decreased $493, or 70%, and earned premiums decreased $361, or 51%, primarily due to the Company's decision to withdraw from the assumed reinsurance business as discussed above. The decrease in written premiums also reflects the $145 cession of the unearned premium to Endurance related to certain contracts written by the Company prior to April 1, 2003.

Underwriting losses increased $66, with a corresponding 27.4 point increase in the combined ratio, primarily as a result of underwriting losses on the business not ceded to Endurance and adverse loss development on prior underwriting years, primarily1997 through 2000, particularly in the casualty lines of traditional reinsurance.

2002 COMPARED TO 2001 -- Reinsurance written premiums decreased $146 (including $69 of reinsurance cessions related to September 11), or 17%, and earned premiums decreased $138 (including $69 related to September 11), or 16%, due to the exclusion of the exited international business, which in January 2002, was transferred to Other Operations, and a reduction in the ART line of business. Written and earned premiums from the international business in 2001 were $131 and $136, respectively. ART written and earned premiums decreased $97, or 53%, and $94, or 51%, respectively, due primarily to the expiration of a non-recurring loss portfolio reinsurance contract and the non-renewal of a quota share treaty with one ceding company. Excluding ART, international and the impact of September 11, written premiums increased $13, or 2%, and earned premiums increased $23, or 4%, due primarily to significant pricing increases as a result of continued market firming, substantially offset by premium reductions due to underwriting requirements to maintain profitability targets.

Underwriting results improved $316 (including $226 of underwriting loss related to September 11), with a corresponding 36.1 point decrease (including a 27.8 point impact related to September 11) in the combined ratio. The improvement in underwriting results and combined ratio before September 11 was primarily due to underwriting initiatives including a shift to excess of loss policies and increased property business mix, as well as the exit from nearly all international lines, an intense focus on returns and lower catastrophes. Underwriting results and the combined ratio were negatively impacted by adverse loss development on prior underwriting years.

OUTLOOK

The Company exited the assumed reinsurance business during 2003. In connection therewith, the Company will continue to manage the runoff of premium and the settlement of claims. The Company remains subject to reserve development relating to all retained business.



--------------------------------------------------------------------------------
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
--------------------------------------------------------------------------------

OPERATING SUMMARY
                                                                                     2003               2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Written premiums                                                             $           14     $           57      $           17
Change in unearned premium reserve                                                       (4)               (12)                 --
------------------------------------------------------------------------------------------------------------------------------------
   Earned premiums                                                                       18                 69                  17
Benefits, claims and claim adjustment expenses                                        2,705                171                 142
Amortization of deferred policy acquisition costs                                         1                 --                  --
Insurance operating costs and expenses                                                   28                 62                   7
------------------------------------------------------------------------------------------------------------------------------------
   UNDERWRITING RESULTS                                                      $       (2,716)    $         (164)     $         (132)
====================================================================================================================================


The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which was finalized in late 2001 to be responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

The companies in this segment which are not writing new business include First State Insurance Company and two affiliated subsidiaries, located in Boston, Massachusetts; Heritage Reinsurance Company, Ltd ("Heritage Re"), headquartered in Bermuda; and Excess Insurance Company, Ltd, located in the United Kingdom. Each of these companies is primarily focused on managing claims, resolving disputes and collecting reinsurance proceeds. While the business that was written in these units on either a direct or reinsurance basis spanned a wide variety of insurance and reinsurance policies and coverages, a significant and increasing proportion of current and future claims activity arising from these businesses relates to environmental and, to a greater extent, asbestos exposures. Other Operations also includes the results of The Hartford's international property-casualty businesses (substantially all of which were disposed of in a series of transactions concluding in 2001) and the international businesses of the Reinsurance segment, exited in the fourth quarter of 2001.

2003 COMPARED TO 2002 -- The decline in written and earned premiums was due to the runoff of the international assumed reinsurance business that was transferred to the Other Operations segment in January 2002. The underwriting loss was due primarily to the first quarter net asbestos reserve strengthening of $2.6 billion as discussed in the section that follows.

2002 COMPARED TO 2001 --The increase in written and earned premiums reflects the January 2002 transfer of the exited international business of the Reinsurance segment to Other Operations in January 2002.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular claims are product/completed operation claims subject to an aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-products" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims that cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layers of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.

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

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. The Hartford regularly evaluates new information in assessing its potential asbestos and environmental exposures.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or "all other" activity. The discussion below relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves associated with asbestos, environmental and the "all other" category the Company has included in Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The "all other" category of reserves covers a wide range of exposures, including potential liability for breast implants, blood products, construction defects, lead paint and other long-tail liabilities.

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

During 2001, the Company observed a decrease in newly reported environmental claims as well as favorable settlements with respect to certain existing environmental claims. Both observations were consistent with longer-term positive trends for environmental liabilities. In the same period, consistent with the reports of other insurers, The Hartford experienced an increase in the number of new asbestos claims by policyholders not previously identified as potentially significant claimants, including installers or handlers of asbestos-containing products. In addition, some policyholders had begun to assert that their asbestos-related claims fell within so-called "non-products" coverage contained within their policies rather than products hazard coverage and that the claimed non-products coverage was not subject to any aggregate limit. Based on a review of the environmental claim trends that was completed in the fourth quarter of 2001 under the supervision of the then newly consolidated management structure and in light of the further uncertainties posed by the foregoing asbestos trends, the Company reclassified $100 of environmental reserves to asbestos reserves.

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

In the first quarter of 2003, several events occurred that in the Company's view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. For example, in February 2003, Combustion Engineering, long a major asbestos defendant, filed a pre-packaged bankruptcy plan under which it proposed to emerge from bankruptcy within five weeks, before opponents of the plan could have a meaningful opportunity to object, and included many novel features in its plan that its insurers found objectionable. In December 2002, Halliburton had announced its intention to file a similar plan through one or more subsidiaries and in January 2003, Honeywell announced that it had reached an agreement with the plaintiffs' bar that would enable it to file a pre-negotiated plan through its former NARCO subsidiary, then already in bankruptcy. In January 2003, Congoleum, a floor tile manufacturer, which previously had defended claims successfully in the tort system, announced its intention to file a pre-packaged plan of reorganization to be funded almost entirely with insurance proceeds. Moreover, prominent members of the plaintiffs' and policyholders' bars announced publicly their intention to file many more such plans. These events represented a worsening of conditions the Company observed in 2002.

As a result of these worsening conditions, the Company conducted a comprehensive, ground-up study of its asbestos exposures in the first quarter of 2003 in an effort to project, beginning at the individual account level, the effect of these trends on the Company's estimated total exposure to asbestos liability. Based on the Company's evaluation of the deteriorating conditions described above, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The reserve strengthening related primarily to policies effective in 1985 or prior years. The Company had incorporated an absolute asbestos exclusion in most of its general liability policies written after 1985. The Company believes that its current asbestos reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2003, 2002 and 2001. Also included are the remaining asbestos and environmental exposures of North American Property & Casualty.


                                        OTHER OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSES

2003                                                              Asbestos        Environmental      All Other[1]          Total
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                       $    1,118        $      591        $    1,250         $   2,959
Claims and claim adjustment expenses incurred                        2,612                 2               102             2,716
Claims and claim adjustment expenses paid                             (161)             (185)             (119)             (465)
Other [2]                                                              225                --                --               225
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                  $    3,794        $      408        $    1,233         $   5,435
====================================================================================================================================
2002
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net                                       $      616        $      654        $    1,591         $   2,861
Claims and claim adjustment expenses incurred                           88               (11)               89               166
Claims and claim adjustment expenses paid                             (126)             (112)             (130)             (368)
Transfer of international lines of Reinsurance [1]                      --                --               300               300
Other  [5]                                                             540                60              (600)               --
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                  $    1,118        $      591        $    1,250         $   2,959
====================================================================================================================================
2001
------------------------------------------------------------------------------------------------------------------------------------
Beginning liability - net [6]                                   $      572        $      911        $    1,753         $   3,236
Claims and claim adjustment expenses incurred                           28                15               116               159
Claims and claim adjustment expenses paid                              (84)             (172)             (176)             (432)
Other [5]                                                              100              (100)             (102)             (102)
------------------------------------------------------------------------------------------------------------------------------------
ENDING LIABILITY - NET [3] [4]                                  $      616        $      654        $    1,591         $   2,861
====================================================================================================================================

[1]   Includes unallocated loss adjustment expense reserves.
[2]   Represents the transfer of reserves pursuant to the MacArthur settlement.
[3] Ending liabilities include asbestos and environmental reserves reported in North American Property & Casualty of $13 and $10, respectively, as of December 31, 2003, of $14 and $10 respectively, as of December 31, 2002, and of $6 and $32, respectively, as of December 31, 2001.
[4] Gross of reinsurance, reserves for asbestos and environmental were $5,884 and $542, respectively, as of December 31, 2003, $1,994 and $682, respectively, as of December 31, 2002 and $1,633 and $919, respectively, as of December 31, 2001.
[5]   The  nature  of  these   reallocations   is  described  in  the  preceding
      discussions.
[6] Represents the January 1, 2002 transfer of reserves from the exited international reinsurance business from the Reinsurance segment to Other Operations.

At December 31, 2003, asbestos reserves were $3.8 billion, an increase of $2.7 billion compared to $1.1 billion as of December 31, 2002. Net incurred losses and loss adjustment expenses were $2.6 billion for the year ended December 31, 2003. The increase in reserves as well as the increase in paid losses reflect asbestos claim and litigation trends.

On December 19, 2003, Hartford Accident and Indemnity Company ("Hartford A&I") entered into a settlement agreement with MacArthur Company and its subsidiary, Western MacArthur Company. (For further discussion of the MacArthur settlement see Part I, Item 3. Legal Proceedings.) Under the settlement agreement, Hartford A&I will pay $1.15 billion into an escrow account in the first quarter of 2004, and the funds will be disbursed to a trust to be established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan once all conditions precedent to the settlement have occurred. Management expects that all conditions to the settlement will be satisfied, but it is not certain whether or when those conditions will be satisfied.

In comparing environmental claims and claim adjustment expenses paid from year to year, 2003 payments reflect the final settlement of a number of disputed claims that had been in the process resolution for an extended period of time. As a result of the timing of these settlements, the Company believes the level of payments in 2003 is not representative of annual payments. Trends in asbestos paids and incurreds are addressed in the paragraphs preceding the table. All other paid losses continue to decline year to year.

The Company classifies its asbestos reserves into three categories: direct insurance, assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both "treaty" reinsurance (covering broad categories of claims or blocks of business) and "facultative" reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford's subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

Exposures on direct policies are the easiest to identify because specific policies can be associated with specific accounts and reserves established, where appropriate, for claims presented. Over the last three years, including the current reporting period, the Company experienced a reduction in newly reported environmental claims on Direct business, and actual claim payments have been made at levels within the Company's previously established provisions for loss. However, with respect to asbestos claims, the Company experienced a variety of negative trends, including increasing numbers of policyholders making claims, an apparent increase in the number of claimants under such policies, and an accelerated rate of policyholder bankruptcies. Due to the combination of these events, the Company estimates that the total value of potential claims will reach higher into the excess layers of the Company's policies and into later years of coverage than had been expected.

In reporting the results of the asbestos study, the Company has divided its direct asbestos exposures into the following categories:

Major Asbestos Defendants (the "Top 70" accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts collectively divided into: structured settlements, Wellington, and Other Major Asbestos Defendants), Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5 and Unallocated.

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

The unallocated category includes an estimate of the reserves necessary for asbestos claims related to direct insureds who have not previously tendered asbestos claims to the company and potential non-products exposures.

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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2003.

                                                        SUMMARY OF GROSS ASBESTOS RESERVES

                                                            As of December 31, 2003
                                         --------------------------------------------------------------
                                                                                  % of                                 3 Year Gross
                                           Number of   All Time      Total      Asbestos    All Time    3 Year Total  Survival Ratio
                                         Accounts [4]     Paid      Reserves    Reserves    Ultimate    Paid  Losses   [1] [2] [5]
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (in years)
Major asbestos defendants
  Structured settlements (includes 2
    Wellington accounts)                        5    $     224    $     279          5%    $     503        $    93           9.0
  Wellington (direct only)                     31          628          300          5%          928            168           5.4
  Other major asbestos defendants              29          179          420          7%          599             66          19.1
  No known policies (includes 3
    Wellington accounts)                        5           --           --         --            --             --           --
Accounts with future exposure > $2.5          127          415        1,354         23%        1,769            202          20.1
Accounts with future exposure < $2.5          826          308          111          2%          419             28          11.9
MacArthur Settlement                           --           --        1,150         20%        1,150
Unallocated                                    --           16          936         15%          952             16
------------------------------------------------------------------------------------------------------------------------------------
   Total direct [3]                                      1,770        4,550         77%        6,320            611          22.3
Assumed reinsurance                                        560          854         15%        1,414            180          14.2
London market                                              373          480          8%          853            106          13.6
------------------------------------------------------------------------------------------------------------------------------------
TOTAL GROSS ASBESTOS RESERVES                        $   2,703    $   5,884        100%    $   8,587        $   897          19.7
====================================================================================================================================

[1] Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time due to numerous factors such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the historical three-year average.
[2] The one year gross paid amount for total asbestos claims is $319 resulting in a one year gross survival ratio of 18.4 years.
[3] Three year total paid losses include payments of $38 on closed claims (not presented by category).
[4]   Number of accounts by category established as of December 2002.
[5] If the ratio was calculated without considering the $1.15 billon of reserves that are allocated for the MacArthur payments, which will be paid in 2004, the one year survival ratio would be 14.8 years and the three year survival ratio would be 15.7 years.


In reporting gross environmental results, the Company has divided the gross exposure into Direct (accounts with future exposure greater than $2.5, accounts with future exposure less than $2.5, and Other direct), Assumed Reinsurance and London Market. The unallocated category includes historical paid loss and expense on closed accounts, an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the company and reserves for pools and associations.

The following table displays gross environmental reserves and other statistics by category as of December 31, 2003.


                                               SUMMARY OF GROSS ENVIRONMENTAL RESERVES

                                                                                     As of December 31, 2003
                                                                            ------------------------------------------
                                                                                                           % of        3 Year Gross
                                                                              Number of     Total      Environmental     Survival
                                                                             Accounts[4]   Reserves      Reserves     Ratio [1] [3]
                                                                            --------------------------------------------------------
Accounts with future exposure > $2.5                                               24     $     107        20%             3.5
Accounts with future exposure < $2.5                                              593            98        18%             2.2
Other direct [2]                                                                   --            56        10%             1.1
------------------------------------------------------------------------------------------------------------------------------------
   Total direct                                                                   617           261        48%             2.1
Assumed reinsurance                                                                             192        36%             5.9
London market                                                                                    89        16%             3.5
------------------------------------------------------------------------------------------------------------------------------------
TOTAL GROSS ENVIRONMENTAL RESERVES                                                        $     542        100%            2.9
====================================================================================================================================

[1] Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time due to numerous factors such as large payments due to the final resolution of certain environmental liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would last if future annual payments were equal to the historical three-year average.
[2]   Includes pools and associations, closed accounts and unallocated IBNR.
[3] The one year gross paid amount for total environmental claims is $141 resulting in a one year gross survival ratio of 3.8 years.
[4]   Number of accounts by category established as of June 2003.

The following table sets forth, for the three years ended December 31, 2003, paid and incurred loss activity by the three categories of claims for asbestos and environmental. The table shows that in this timeframe asbestos payments and incurred losses have been increasing, while environmental activity generally has been improving. During the fourth quarter of 2003, The Hartford conducted a comprehensive review of reported environmental claims which reaffirmed that its carried reserves reflect its current best estimate of future exposure. Such estimate is, however, subject to the uncertainties noted earlier.



                 PAID AND INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") DEVELOPMENT - ASBESTOS AND ENVIRONMENTAL

                                                                  ASBESTOS                                   ENVIRONMENTAL
                                                 --------------------------------------------     ----------------------------------
                                                          PAID                INCURRED                  PAID             INCURRED
2003                                                   LOSS & LAE            LOSS & LAE              LOSS & LAE         LOSS & LAE
------------------------------------------------------------------------------------------------------------------------------------
GROSS
  Direct                                         $          226         $       3,113             $        109      $          12
  Assumed - Domestic                                         53                   585                       15                 (3)
  London Market                                              40                   286                       17                 (8)
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                   319                 3,984                      141                  1
Ceded [1]                                                  (158)               (1,372)                      44                  1
------------------------------------------------------------------------------------------------------------------------------------
Net                                              $          161         $       2,612             $        185      $           2
====================================================================================================================================

2002
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
====================================================================================================================================

[1] 2003 environmental paid losses reflect ceded commutation settlement of previously disputed balances.

OUTLOOK

The Other Operations segment will continue to manage the discontinued operations of The Hartford as well as claims (and associated reserves) related to asbestos and environmental exposure. The Hartford will continue to review various components of all of its reserves on a periodic basis.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

GENERAL

The Hartford's investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion of The
Hartford's approach to managing risks, see the Investment Credit Risk and Capital Markets Risk Management sections.)

The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

Return on general account invested assets is an important element of The Hartford's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 19%, 16% and 17% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, general account fixed maturity investments, which comprised approximately 93% and 90% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 17% and 15% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion, see the Company's discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under "Investments".)

LIFE

The primary investment objective of Life's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life".

The following table identifies the invested assets by type held in the general account as of December 31, 2003 and 2002.


                                                  COMPOSITION OF INVESTED ASSETS
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                     2003                         2002
                                                                              AMOUNT       PERCENT        AMOUNT        PERCENT
                                                                           -------------- ----------- --------------- -------------

 Fixed maturities, at fair value                                          $    37,462          91.0% $    29,377           86.7%
 Equity securities, at fair value                                                 357           0.9%         458            1.3%
 Policy loans, at outstanding balance                                           2,512           6.1%       2,934            8.7%
 Mortgage loans, at cost                                                          466           1.1%         334            1.0%
 Limited partnerships, at fair value                                              177           0.4%         519            1.5%
 Other investments                                                                180           0.5%         269            0.8%
 ----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS                                                      $    41,154         100.0% $    33,891          100.0%
 ==================================================================================================================================


During 2003, fixed maturity investments increased 28%, primarily the result of investment and universal life contract sales, operating cash flows, redeployment of invested assets from limited partnerships and the acquisition of CNA's group life and accident, long-term and short-term disability and certain specialty businesses. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations totaled $397 during the year. As of December 31, 2003 the hedge fund investment have been liquidated.

INVESTMENT RESULTS


The following table summarizes Life's investment results.


(before-tax)                                                                         2003               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income [1]                      $       1,831      $       1,595      $       1,475
Policy loan income                                                                      210                254                307
                                                                             -------------------------------------------------------
Net investment income - total [1]                                             $       2,041      $       1,849      $       1,782
Yield on average invested assets [2]                                                    6.0%               6.1%               7.0%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                           $         267      $         175      $         106
Gross losses on sale                                                                    (95)              (112)              (120)
Impairments                                                                            (162)              (380)              (105)
Periodic net coupon settlements on non-qualifying derivatives [1]                        26                  9                 (3)
GMWB derivatives, net [3]                                                                 6                 --                 --
Other, net [4]                                                                           (2)                --                (14)
                                                                             -------------------------------------------------------
Net realized capital gains (losses), before-tax [1]                           $          40      $        (308)     $        (136)
====================================================================================================================================

[1] Prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses).
[2] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding the collateral obtained from the securities lending program and the fixed maturities associated with the acquisition of CNA's group life and accident, long-term and short-term disability and certain specialty businesses.
[3] Net gains on GMWB derivatives were due principally to a $4 gain associated with international funds for which hedge positions were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Ineffectiveness on S&P 500 and NASDAQ economic hedge positions for the year was not significant.
[4] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments as well as the amortization of deferred acquisition costs.


2003 COMPARED TO 2002 -- Net investment income, excluding policy loan income, increased $236, or 15%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 improved by $348 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

2002 COMPARED TO 2001 -- Net investment income, excluding policy loan income, increased $120, or 8%. The increase was primarily due to income earned on a higher invested asset base partially offset by $36 lower income on limited partnerships and the impact of lower interest rates on new investment purchases. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income and decreased income on limited partnerships.

Net realized capital losses for 2002 increased $172, or 126%, compared to the prior year as a result of higher other-than-temporary impairments. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $124.5 billion and $95.3 billion as of December 31, 2003 and 2002, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $12.1 billion and $11.8 billion as of December 31, 2003 and 2002, respectively, wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Life". Effective January 1, 2004, these investments will be included with general account assets pursuant to Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP").

Investment objectives for non-guaranteed separate accounts, which consist of the participants' account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable universal life insurance contracts and variable COLI. The separate accounts associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company.

These assets will also be included with general account assets effective January 1, 2004.

PROPERTY & CASUALTY

The investment objective for the majority of Property & Casualty is to maximize economic value while generating after-tax income and sufficient liquidity to meet policyholder and corporate obligations. For Property & Casualty's Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty's investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The following table identifies the invested assets by type held as of December 31, 2003 and 2002.


                                                   COMPOSITION OF INVESTED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2003                          2002
                                                                             AMOUNT         PERCENT        AMOUNT         PERCENT
                                                                          -------------- -------------- -------------- -------------
Fixed maturities, at fair value                                           $    23,715         96.4%     $    19,446         94.5%
Equity securities, at fair value                                                  208          0.8%             459          2.2%
Real estate/Mortgage loans, at cost                                               328          1.3%             131          0.7%
Limited partnerships, at fair value                                               168          0.7%             362          1.8%
Other investments                                                                 186          0.8%             175          0.8%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                                                       $    24,605        100.0%     $    20,573        100.0%
====================================================================================================================================


During 2003, fixed maturity investments increased 22% primarily due to increased operating cash flow, changes in portfolio allocation and the May 2003 capital raising proceeds. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments. Equity securities and hedge fund investment liquidations have totaled $289 and $191, respectively, during 2003. As of December 31, 2003, the hedge fund investments have been liquidated.

INVESTMENT RESULTS

The following table below summarizes Property & Casualty's investment results.


                                                                                     2003               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Net investment income, before-tax [1]                                         $       1,172      $       1,060      $       1,042
Net investment income, after-tax [1] [2]                                      $         889      $         820      $         812
Yield on average invested assets, before-tax [3]                                        5.5%               5.8%               6.0%
Yield on average invested assets, after-tax [2] [3]                                     4.2%               4.5%               4.7%
------------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                           $         397      $         282      $         223
Gross losses on sale                                                                   (125)              (181)              (216)
Impairments                                                                             (38)              (199)               (91)
Periodic net coupon settlements on non-qualifying derivatives [1]                        18                 15                 11
Other, net [4]                                                                            1                 15                (19)
                                                                             -------------------------------------------------------
Net realized capital gains (losses), before-tax [1]                           $         253      $         (68)     $         (92)
====================================================================================================================================

[1] Prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses).
[2] Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
[3] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding the collateral obtained from the securities lending program.
[4] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.



2003 COMPARED TO 2002 -- Before-tax net investment income increased $112, or 11%, and after-tax net investment income increased $69, or 8%, compared to the prior year. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased from the prior year as a result of lower rates on new investment purchases.

Net realized capital gains (losses) for 2003 improved by $321 compared to the prior year. The improvement was primarily the result of net gains on sales of fixed maturity investments, Trumbull Associates, LLC and a decrease in other-than-temporary impairments. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

2002 COMPARED TO 2001 -- Before and after-tax net investment income increased 2% and 1%, respectively, compared to the prior year as increased operating cash flow resulted in higher investment income on the higher invested asset base. Yields on average invested assets declined due to the lower interest rate environment.

Net realized capital losses for 2002 improved by $24, or 26%, as higher other-than-temporary impairments in 2002 were offset by a reduction in other losses, as 2001 included losses on international subsidiary sales. (For a further discussion of other-than-temporary impairments, see the Other-than-Temporary Impairments commentary in this section of the MD&A.)

CORPORATE

Certain proceeds from the Company's September 2002 and May 2003 capital raising activities have been retained in Corporate.

As of December 31, 2003 and 2002 Corporate held $86 and $66, respectively, of short-term fixed maturity investments. In addition, Corporate held $2 of other investments as of December 31, 2003.

OTHER-THAN-TEMPORARY IMPAIRMENTS

The following table identifies the Company's other-than-temporary impairments by type.


                                              OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                    LIFE                    PROPERTY & CASUALTY                  CONSOLIDATED
                                        -----------------------------   -----------------------------    ---------------------------
(before-tax)                              2003     2002      2001         2003      2002      2001         2003     2002      2001
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")
  Aircraft lease receivables            $    29  $    73   $     2      $    --   $    11    $   2       $   29   $    84   $     4
  Corporate debt obligations ("CDO")         21       35        14           10        12        9           31        47        23
  Credit card receivables                    12        9        --            2        --       --           14         9        --
  Interest only securities                    5        3        10            7         4       11           12         7        21
  Manufacturing housing ("MH")
   receivables                                9       14        --           --         8       --            9        22        --
  Mutual fund fee receivables                 3       16        --           --         2       --            3        18        --
  Other ABS                                   3       13         5           --         3       --            3        16         5
------------------------------------------------------------------------------------------------------------------------------------
     Total ABS                               82      163        31           19        40       22          101       203        53
Commercial mortgage-backed securities
  ("CMBS")                                    5        4        --           --        --       --            5         4        --
Corporate
  Basic industry                              1       --         9            1        --        2            2        --        11
  Consumer non-cyclical                       7       --        --            2        --       --            9        --        --
  Financial services                          4        6        --           --         4       --            4        10        --
  Food and beverage                          25       --        --           --        --       --           25        --        --
  Technology and communications               3      142        17            2       116       42            5       258        59
  Transportation                              7        1        --            3         5       --           10         6        --
  Utilities                                  --       23        37            1        17       16            1        40        53
  Other Corporate                            --       13        --           --        11        4           --        24         4
------------------------------------------------------------------------------------------------------------------------------------
     Total Corporate                         47      185        63            9       153       64           56       338       127
Equity                                       21       17        --            9         3        5           30        20         5
Foreign government                           --       11        11           --         3       --           --        14        11
Mortgage-backed securities ("MBS") -
  interest only securities                    7       --        --            1        --       --            8        --        --
------------------------------------------------------------------------------------------------------------------------------------
Total other-than-temporary impairments  $   162  $   380   $   105      $    38   $   199    $  91       $  200   $   579   $   196
====================================================================================================================================


ABS -- During 2003, other-than-temporary impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. A significant number of these impairments were recorded on the Company's investments in lower tranches of ABS supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") due to continued lower aircraft lease rates and the prolonged decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans, while impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003, 2002 and 2001 were due to the flattening of the forward yield curve.

Impairments of ABS during 2002 and 2001 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS.

CORPORATE -- The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in 2003 compared to 2002. A significant portion of corporate impairments during 2003 resulted from issuers who experienced fraud or accounting irregularities. The most significant of these was the Italian dairy concern, Parmalat SpA, and one consumer non-cyclical issuer in the healthcare industry, which resulted in a $25 and $7 before-tax loss, respectively. A loss of $5 was recorded relating to one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector during the first half of the year, specifically issuers of airline debt, as a result of a continued decline in airline travel.

During 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $110 before-tax loss related to securities issued by WorldCom.

During 2001, impairments of corporate securities were concentrated in the technology and communications and the utilities sectors, which included a $53 before-tax loss related to securities issued by Enron Corporation.

OTHER -- Other-than-temporary impairments were also recorded in 2003 on various diversified mutual funds and preferred stock investments. In 2002 and 2001 other-than-temporary impairments were recognized on various common stock investments, primarily in the technology and communications sector, which had experienced declines in fair value for an extended period of time.

In addition to the impairments described above, fixed maturity and equity securities were sold during 2003, 2002 and 2001 at total gross losses of $196, $256 and $221, respectively. No single security was sold at a loss in excess of $10, $13 and $8 during 2003, 2002 and 2001, respectively.

Based upon the general improvement in corporate credit quality, favorable overall market conditions and the apparent stabilization in certain ABS types, the Company expects other-than-temporary impairments to trend lower in 2004 from the 2003 and 2002 amounts.


--------------------------------------------------------------------------------
INVESTMENT CREDIT RISK
--------------------------------------------------------------------------------

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

The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties which are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

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

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy.

As of December 31, 2003 and 2002, the notional value of total return and credit default swaps totaled $1.0 billion and $1.0 billion, respectively, and the swap fair value totaled $(33) and $(78), respectively.

FIXED MATURITIES

The  following  table  identifies  fixed  maturity   securities  by  type  on  a
consolidated basis, including guaranteed separate accounts, as of December 31, 2003 and December 31, 2002.

                                                CONSOLIDATED FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                  2003                                                   2002
                           ----------------------------------------------------   --------------------------------------------------
                                                                     PERCENT                                               PERCENT
                                                                     OF TOTAL                                              OF TOTAL
                           AMORTIZED  UNREALIZED UNREALIZED   FAIR     FAIR       AMORTIZED  UNREALIZED UNREALIZED    FAIR   FAIR
                              COST      GAINS      LOSSES     VALUE    VALUE         COST      GAINS      LOSSES     VALUE   VALUE
------------------------------------------------------------------------------------------------------------------------------------
ABS                        $   6,483  $     154  $    (113) $    6,524   8.9%      $  6,109  $     155  $    (173) $    6,091  10.1%
CMBS                          10,230        545        (44)     10,731  14.7%         6,964        607        (10)      7,561  12.6%
Collateralized mortgage
  obligations ("CMO")          1,059         17         (3)      1,073   1.5%           909         45         (2)        952   1.6%
Corporate
   Basic industry              4,035        286        (15)      4,306   5.9%         2,931        194        (19)      3,106   5.2%
   Capital goods               1,850        133        (11)      1,972   2.7%         1,399         92        (10)      1,481   2.5%
   Consumer cyclical           3,167        210        (12)      3,365   4.6%         1,873        121         (5)      1,989   3.3%
   Consumer non-cyclical       3,572        236        (18)      3,790   5.2%         3,101        220        (22)      3,299   5.5%
   Energy                      2,036        142        (10)      2,168   3.0%         1,812        137        (10)      1,939   3.2%
   Financial services          7,767        536        (45)      8,258  11.3%         6,454        441       (100)      6,795  11.3%
   Technology and
     communications            4,955        489        (18)      5,426   7.5%         3,972        337        (92)      4,217   7.0%
   Transportation                777         51         (6)        822   1.1%           707         57        (20)        744   1.2%
   Utilities                   2,941        221        (20)      3,142   4.3%         2,371        147        (60)      2,458   4.1%
   Other                         720         33         (5)        748   1.0%           483         23         --         506   0.9%
Government/Government
 agencies
   Foreign                     1,605        171         (3)      1,773   2.4%         1,780        162         (8)      1,934   3.2%
   United States               1,401         33         (4)      1,430   1.9%           764         53         --         817   1.4%
MBS - agency                   2,794         43         (3)      2,834   3.9%         2,739         79         --       2,818   4.7%
Municipal
   Taxable                       625         19        (15)        629   0.9%           147         20         (1)        166   0.3%
   Tax-exempt                  9,445        775         (4)     10,216  14.0%        10,029        822         (5)     10,846  18.1%
Redeemable preferred stock        77          3         --          80   0.1%            97          6         (1)        102   0.2%
Short-term                     3,708          3         --       3,711   5.1%         2,151          2         --       2,153   3.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES     $  69,247  $   4,100  $    (349) $   72,998 100.0%      $ 56,792  $   3,720  $    (538) $   59,974 100.0%
====================================================================================================================================
Total general account
  fixed maturities         $  58,127  $   3,413  $    (277) $   61,263  83.9%      $ 46,241  $   3,062  $    (414) $   48,889  81.5%
Total guaranteed separate
  account fixed maturities $  11,120  $     687  $     (72) $   11,735  16.1%        10,551  $     658  $    (124) $   11,085  18.5%
====================================================================================================================================


The Company's fixed maturity gross unrealized gains and losses have improved by $380 and $189, respectively from December 31, 2002 to December 31, 2003, primarily due to improved corporate credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the 10 year Treasury rate increasing over 40 basis points since December 31, 2002 and more than 100 basis points from its low in June 2003.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002, except for CMBS, municipal tax-exempt and short-term securities.

Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties. The Company decreased its percentage of tax-exempt municipal holdings due to alternative minimum tax implications. Short-term securities have increased primarily due to the receipt of operating cash flows awaiting investment in longer term securities, securities received as part of the CNA transaction and collateral obtained related to the Company's securities lending program.

Effective December 31, 2003, the Company purchased CNA's group life and accident, long-term and short-term disability and certain specialty business. Associated with the purchase, CNA transferred to the Company $2.3 billion of fixed maturities on December 31, 2003. The securities were recorded at fair value on the date of acquisition resulting in no unrealized gain or loss as of December 31, 2003. The acquired fixed maturities were concentrated in corporate and short-term securities but did not significantly alter the Company's overall investment allocations as a percentage of total fixed maturities. The corporate securities are distributed into several sectors, most notably the financial services, technology and communications and consumer cyclical sectors.

As of December 31, 2003 and 2002, 18% of the fixed maturities were invested in private placement securities, including 11% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

(For a further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality on a consolidated basis, including guaranteed separate accounts, as of December 31, 2003 and 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.


                                          CONSOLIDATED FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                    --------------------------------------     -------------------------------------
                                                                              PERCENT OF                                 PERCENT OF
                                                     AMORTIZED                TOTAL FAIR        AMORTIZED                TOTAL FAIR
                                                        COST      FAIR VALUE     VALUE             COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies        $    5,274   $    5,357       7.3%         $    4,234   $    4,397       7.3%
AAA                                                     15,672       16,552      22.7%             13,344       14,358      24.0%
AA                                                       7,377        7,855      10.8%              7,267        7,784      13.0%
A                                                       17,646       18,750      25.7%             15,082       16,034      26.7%
BBB                                                     16,143       17,114      23.4%             11,531       12,121      20.2%
BB & below                                               3,427        3,659       5.0%              3,183        3,127       5.2%
Short-term                                               3,708        3,711       5.1%              2,151        2,153       3.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                              $   69,247   $   72,998     100.0%         $   56,792   $   59,974     100.0%
====================================================================================================================================
Total general account fixed maturities              $   58,127   $   61,263      83.9%         $   46,241   $   48,889      81.5%
Total guaranteed separate account fixed maturities  $   11,120   $   11,735      16.1%         $   10,551   $   11,085      18.5%
====================================================================================================================================


As of December 31, 2003 and 2002, 95% and over 94%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, including guaranteed separate accounts, as of December 31, 2003 and 2002.

                                             CONSOLIDATED BIG FIXED MATURITIES BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                    --------------------------------------     -------------------------------------
                                                                              PERCENT OF                                 PERCENT OF
                                                     AMORTIZED                TOTAL FAIR        AMORTIZED                TOTAL FAIR
                                                        COST      FAIR VALUE     VALUE             COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
ABS                                                 $      293   $      275       7.5%         $      237   $      209       6.7%
CMBS                                                       185          190       5.2%                196          214       6.8%
Corporate
  Basic industry                                           365          381      10.4%                338          339      10.8%
  Capital goods                                            177          187       5.1%                177          180       5.8%
  Consumer cyclical                                        377          408      11.2%                289          298       9.5%
  Consumer non-cyclical                                    423          442      12.1%                263          255       8.2%
  Energy                                                   113          123       3.4%                111          113       3.6%
  Financial services                                        20           20       0.5%                 53           45       1.4%
  Technology and communications                            418          505      13.8%                612          571      18.3%
  Transportation                                            58           61       1.7%                 44           40       1.3%
  Utilities                                                529          549      15.0%                415          376      12.0%
Foreign government                                         416          463      12.7%                397          441      14.1%
Other                                                       53           55       1.4%                 51           46       1.5%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                              $    3,427   $    3,659     100.0%         $    3,183   $    3,127     100.0%
====================================================================================================================================
Total general account fixed maturities              $    2,681   $    2,877      78.6%         $    2,494   $    2,443      78.1%
Total guaranteed separate account fixed maturities  $      746   $      782      21.4%         $      689   $      684      21.9%
====================================================================================================================================

As of December 31, 2003 and 2002, the Company held no issuer of a BIG security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities on a consolidated basis, including guaranteed separate accounts, as of December 31, 2003 and 2002, by length of time the security was in an unrealized loss position.


                                       CONSOLIDATED UNREALIZED LOSS AGING OF TOTAL SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                   --------------------------------------     --------------------------------------
                                                     AMORTIZED                UNREALIZED        AMORTIZED                UNREALIZED
                                                        COST      FAIR VALUE     LOSS              COST      FAIR VALUE     LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                $   4,867    $   4,826    $     (41)       $   2,042    $    1,949   $     (93)
Greater than three months to six months                 3,991        3,854         (137)           1,542         1,463         (79)
Greater than six months to nine months                    404          382          (22)             703           611         (92)
Greater than nine months to twelve months                 151          142           (9)           1,820         1,719        (101)
Greater than twelve months                              1,844        1,688         (156)           2,351         2,103        (248)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                               $  11,257    $  10,892    $    (365)       $   8,458    $    7,845   $    (613)
====================================================================================================================================
Total general accounts                              $   9,234    $   8,941    $    (293)       $   6,339    $    5,852   $    (487)
Total guaranteed separate accounts                  $   2,023    $   1,951    $     (72)       $   2,119    $    1,993   $    (126)
====================================================================================================================================

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. (For a further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As of December 31, 2003, fixed maturities represented $349, or 96%, of the Company's total unrealized loss. There were no fixed maturities as of December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of December 31, 2003 and 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $15. (For a further discussion of the other-than-temporary impairments criteria, see "Investments" included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% and 6% of the total unrealized loss amount as of December 31, 2003 and 2002, respectively.

The total securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.


                          CONSOLIDATED TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                           2003                                               2002
                                     -------------------------------------------------   -------------------------------------------
                                                                           PERCENT OF                                     PERCENT OF
                                                                             TOTAL                                          TOTAL
                                      AMORTIZED     FAIR      UNREALIZED   UNREALIZED  AMORTIZED    FAIR     UNREALIZED  UNREALIZED
                                         COST       VALUE        LOSS         LOSS       COST       VALUE       LOSS         LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $      174   $    116  $      (58)     31.0%     $       94  $      79 $     (15)      3.4%
  CDOs                                      176        153         (23)     12.3%            262        217       (45)     10.2%
  Credit card receivables                   123        111         (12)      6.4%            408        359       (49)     11.1%
  Other ABS and CMBS                        693        673         (20)     10.7%            784        768       (16)      3.6%
Corporate
  Financial services                        747        710         (37)     19.8%            910        831       (79)     17.9%
  Technology and communications              55         52          (3)      1.6%            609        536       (73)     16.6%
  Transportation                             42         38          (4)      2.1%             89         72       (17)      3.9%
  Utilities                                 103         95          (8)      4.3%            361        325       (36)      8.2%
  Other                                     268        248         (20)     10.7%            821        781       (40)      9.1%
Diversified equity mutual funds               4          4          --       --              113         88       (25)      5.7%
Other securities                             14         12          (2)      1.1%            423        377       (46)     10.3%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $    2,399   $  2,212  $     (187)    100.0%     $    4,874  $   4,433 $    (441)    100.0%
------------------------------------------------------------------------------------------------------------------------------------
Total general accounts               $    1,760   $  1,619  $     (141)     75.4%     $    3,597  $   3,258 $    (339)     76.9%
Total guaranteed separate accounts   $      639   $    593  $      (46)     24.6%     $    1,277  $   1,175 $    (102)     23.1%
====================================================================================================================================


The ABS securities in an unrealized loss position for six months or more as of December 31, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The securities supported by aircraft lease receivables continued to decline in value during 2003 due to a reduction in lease payments and aircraft values driven by a prolonged decline in airline travel, which has resulted in the financial difficulties of many airline carriers. As a result of the uncertainty surrounding the timing of any potential recovery in this industry, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Air travel began to improve in the second half of 2003, which resulted in lease rates stabilizing on certain aircrafts. While the Company saw some modest price increases and greater liquidity in this sector during the fourth quarter of 2003, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

CDOS -- Adverse CDO experience can be attributed to higher than expected default rates and downgrades of the collateral supporting these securities, particularly in the technology and utilities sectors, causing a deterioration in the subordinated tranches of these structures. As a result, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Improved economic and operating fundamentals of the underlying security issuers, along with better market liquidity, should lead to improved pricing levels.

CREDIT CARD RECEIVABLES -- The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year due to the better than expected performance of the underlying collateral of credit card receivables, concerns remain regarding the long-term viability of certain issuers within this sub-sector.

As of December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector.

FINANCIAL SERVICES -- As of December 31, 2003, the securities in the financial services sector unrealized loss position for greater than six months were comprised of approximately 50 different securities. The securities in this category are primarily investment grade and substantially all of these securities are priced at or greater than 90% of amortized cost as of December 31, 2003. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For a further discussion, see "Investments" included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements.)

The following table presents the Company's unrealized loss aging for BIG and equity securities on a consolidated basis, including guaranteed separate accounts, as of December 31, 2003 and 2002.


------------------------------------------------------------------------------------------------------------------------------------
                                  CONSOLIDATED UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                    --------------------------------------     -------------------------------------
                                                     AMORTIZED                UNREALIZED        AMORTIZED                UNREALIZED
                                                        COST      FAIR VALUE     LOSS              COST      FAIR VALUE     LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                $     133    $    129     $      (4)       $     274    $     229    $     (45)
Greater than three months to six months                   134         129            (5)             308          267          (41)
Greater than six months to nine months                     81          73            (8)             266          213          (53)
Greater than nine months to twelve months                  18          17            (1)             576          515          (61)
Greater than twelve months                                417         349           (68)             610          517          (93)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                               $     783    $    697     $     (86)       $   2,034    $   1,741    $    (293)
------------------------------------------------------------------------------------------------------------------------------------
Total general accounts                              $     663    $    593     $     (70)       $   1,702    $   1,444    $    (258)
Total guaranteed separate accounts                  $     120    $    104     $     (16)       $     332    $     297    $     (35)
====================================================================================================================================

Similar to the decrease in the Consolidated Unrealized Loss Aging of Total Securities table from December 31, 2002 to December 31, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. (For a further discussion, see the economic commentary under the

Consolidated Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.

                     CONSOLIDATED BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                         2003                                               2002
                                     ----------------------------------------------    ---------------------------------------------
                                                                       PERCENT OF                                         PERCENT OF
                                                                          TOTAL                                              TOTAL
                                      AMORTIZED    FAIR    UNREALIZED  UNREALIZED       AMORTIZED     FAIR    UNREALIZED  UNREALIZED
                                        COST      VALUE       LOSS        LOSS             COST      VALUE       LOSS        LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $       55  $    36  $      (19)      24.6%       $        4   $      2 $      (2)       1.0%
  CDOs                                       44       34         (10)      13.0%                4          2        (2)       1.0%
  Credit card receivables                    45       34         (11)      14.3%               36         23       (13)       6.3%
  Other ABS and CMBS                         59       49         (10)      13.0%               45         39        (6)       2.9%
Corporate
  Financial services                        142      128         (14)      18.2%              141        131       (10)       4.8%
  Technology and communications               6        6          --        --                325        267       (58)      28.0%
  Transportation                             21       18          (3)       3.9%               33         26        (7)       3.4%
  Utilities                                  76       70          (6)       7.8%              209        182       (27)      13.0%
  Other                                      63       59          (4)       5.2%              379        346       (33)      15.9%
Diversified equity mutual funds               4        4          --        --                113         88       (25)      12.1%
Other securities                              1        1          --        --                163        139       (24)      11.6%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $      516  $   439  $      (77)     100.0%       $    1,452   $  1,245     $(207)     100.0%
------------------------------------------------------------------------------------------------------------------------------------
Total general accounts               $      417  $   355  $      (62)      80.5%       $    1,191   $  1,012     $(179)      86.5%
Total guaranteed separate accounts   $       99  $    84  $      (15)      19.5%       $      261   $    233     $ (28)      13.5%
====================================================================================================================================

(For a further discussion of the Company's current view of risk factors relative to certain security types listed above, see the Consolidated Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.)

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Life, including guaranteed separate accounts, and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. Derivatives play an important role in facilitating the management of interest rate risk, mitigating equity market risk exposure associated with certain variable annuity products and changes in currency exchange rates.

MARKET RISK

The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates.

Interest Rate Risk
------------------

The Company's exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security's cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company's pension and other postretirement benefit obligation. The discount rate assumption is based upon an interest rate yield curve comprised of AAA/AA bonds with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans. (For a further discussion of interest rate risk associated with the plans, see Capital Resources and Liquidity, "Pension Plans and Other Postretirement Benefits" and Note 12 of Notes to Consolidated Financial Statements.)

Equity Risk
-----------

The Company's primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Life's businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, Life offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company's potential benefit exposure as the equity markets decline. (For a further discussion, see the Life "Equity Risk" section.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2002.

The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company's pension and other postretirement benefit obligation. The Company determines the long-term rate of return assumption for the plans' portfolios based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans. (For a further discussion of equity risk associated with the plans, see Capital Resources and Liquidity, "Pension Plans and Other
Postretirement Benefits" and Note 12 of Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk
------------------------------

The Company's currency exchange risk is related to non-US dollar denominated investments, which primarily consist of fixed maturity investments and the investment in the Japanese Life operation. A significant portion of the Company's foreign currency exposure is mitigated through the use of derivatives.

Derivative Instruments
----------------------

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or currency exchange rate risk or volatility.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There is also periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2003 and 2002 were $37.3 billion and $18.7 billion, respectively. The increase in the derivative notional amount during 2003 was primarily due to the embedded derivatives and reinsurance contract associated with the GMWB product feature.

The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.

LIFE

Life is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. Life's fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Life's operations are significantly influenced by changes in the equity markets. Life's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life's foreign currency exposure is primarily related to non-US dollar denominated fixed income securities and the investment in the Japanese Life operation.

Interest Rate Risk
------------------

Life's exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Life's profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing guaranteed minimum withdrawal or death benefits, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

Life's general account and guaranteed separate account investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these investments was $49.2 billion and $40.5 billion at December 31, 2003 and 2002, respectively. The fair value of these and Life's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 4.8 and 4.5 as of December 31, 2003 and 2002, respectively.

Liabilities

Life's investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability. Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Life's variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

Product Liability Characteristics
---------------------------------

Life's product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance. The table below shows carrying values of insurance policy liabilities as of December 31, 2003 and 2002.

                                              2003         2002
               DESCRIPTION                    TOTAL        TOTAL
  -----------------------------------------------------------------
  Fixed rate asset accumulation vehicles  $     14.6   $     13.6
       Weighted average credited rate            6.0%         5.8%
  Indexed asset accumulation vehicles     $      1.6   $      0.7
       Weighted average credited rate            1.8%         3.0%
  Interest credited asset accumulation
       vehicles                           $     17.2   $     16.0
       Weighted average credited rate            3.8%         4.2%
  Long-term pay out liabilities           $     11.8   $      9.1
  Short-term pay out liabilities          $      1.2   $      1.0
  =================================================================

Life employs several risk management tools to quantify and manage risk arising from investment contracts and other insurance liabilities, such as duration and key rate duration and the use of derivative instruments. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities, including the use of derivative instruments. Derivatives used to mitigate interest rate risk are discussed in more detail below.

Derivatives

Life utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company's fixed maturity investments.

At December 31, 2003 and 2002, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.5 billion and $10.0 billion, respectively ($7.8 billion and $8.3 billion, respectively related to insurance investments and $1.7 billion and $1.7 billion, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the consolidated balance sheets was $142 and $357 as of December 31, 2003 and 2002, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and other insurance product liabilities (e.g. short and long-term disability contracts), that are not substantially affected by changes in interest rates ("fixed liabilities") and for which the investment experience is substantially absorbed by Life, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by Life to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments are accounted for under the equity method and lack sensitivity to interest rate changes. Interest rate sensitive investment contracts and universal life-type contracts are excluded from the hypothetical calculation below because the contracts generally allow Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. Non-guaranteed separate account assets and liabilities are excluded from the hypothetical calculation below because gains and losses in separate accounts generally accrue to policyholders. The estimated change in net economic value assumes a 100 basis point upward and downward parallel shift in the yield curve.

                             CHANGE IN NET ECONOMIC VALUE
                                  AS OF DECEMBER 31,
                               2003                 2002
                       ------------------------------------------
Basis point shift        - 100     + 100      - 100     + 100
-----------------------------------------------------------------
Amount                  $  (27)  $   (19)   $    17   $   (51)
=================================================================

The fixed liabilities included above represented approximately 60% of Life's general and guaranteed separate account liabilities as of December 31, 2003 and 2002. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support interest rate sensitive investment contracts and universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below, assumes a 100 basis point upward and downward parallel shift in the yield curve.

                                 CHANGE IN FAIR VALUE
                                  AS OF DECEMBER 31,
                               2003                 2002
                       ------------------------------------------
Basis point shift        - 100     + 100      - 100     + 100
-----------------------------------------------------------------
Amount                  $  481   $  (473)   $   415   $  (401)
=================================================================

The above quantitative presentation was adopted in the current year and is in lieu of the tabular presentation historically disclosed. The Company believes the current presentation is preferable in understanding the Company's invested asset interest rate risk exposure.

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company's sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

In addition, Life carries other obligations (non-insurance liabilities) that have, to a lesser extent, exposure to interest rate risk.

The table below provides information as of December 31, 2003 on debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2002.



                                                                                                                   2003       2002
                                                  2004      2005       2006      2007       2008    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
  Fixed Rate
   Amount                                      $    200   $    --   $     --   $    --   $     --   $     --   $    200    $     --
   Weighted average interest rate                   6.9%       --         --        --         --         --        6.9%         --
   Fair value                                  $    205   $    --   $     --   $    --   $     --   $     --   $    205    $     --
LONG-TERM DEBT  [1]
  Fixed Rate
   Amount                                      $     --   $    --   $     --   $   200   $    305   $    1,100 $  1,605    $  1,575
   Weighted average interest rate                    --        --         --       7.1%       2.9%        7.4%     6.5%        7.2%
   Fair value                                  $     --   $    --   $     --   $   224   $    367   $    1,237 $  1,828    $  1,681
====================================================================================================================================

[1]   Includes junior subordinated debentures.


Equity Risk
-----------

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Investment Products segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2003 is $11.4 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $2.2 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $88 to $282 for these contracts. The median of the stochastically generated investment performance scenarios was $132. In addition, the Company's gross and net exposure to GMDB and other benefits in its Japanese operation was $0.1 billion at December 31, 2003.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Life reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. Prospectively, as a result of the recapture, Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed above.

On January 1, 2004, the Company  adopted the provisions of Statement of Position
03-1,   "Accounting   and  Reporting  by  Insurance   Enterprises   for  Certain
Nontraditional  Long-Duration

Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. As of January 1, 2004, the Company has recorded a liability for GMDB's sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves resulted in a reduction of net income of $54 during the first quarter of 2004.

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

Declines in the equity market may increase the Company's exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index put options and futures contracts.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program was a $6 pre-tax gain for the year ended December 31, 2003. The net gain is due principally to an approximate $4 gain associated with international funds for which hedge positions had not been initiated prior to December 31, 2003 but were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Excluding these items, ineffectiveness on S&P 500 and NASDAQ economic hedge positions was not significant.

Currency Exchange Risk
----------------------

Currency exchange risk exists with respect to investments in non-US dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars, as well as Life's investment in foreign operations, primarily Japan.

The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation's investments are yen denominated.

The risk associated with these investments relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. At December 31, 2003 and 2002, Life had approximately $2.0 billion and $1.2 billion of non-US dollar denominated fixed maturities, respectively. The net investment in the Japanese operation was approximately $250 and $113, as of December 31, 2003 and 2002, respectively.

In order to manage its currency exposures, Life enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. As of December 31, 2002, substantially all the fixed maturity investments were hedged into US dollars mitigating the foreign currency exchange risk. In addition, during 2003, Life entered into yen denominated forwards to hedge a substantial portion of the net investment in the Japanese operation. At December 31, 2003 and 2002, the derivatives used to hedge currency exchange risk had a total notional value of $1.6 billion and $1.3 billion, respectively, and total fair value of $(303) and $(70), respectively.

Based on the fair values of Life's non-US dollar denominated investments and derivative instruments (including its Japanese operation) as of December 31, 2003 and 2002, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a total of $36 and $13, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

PROPERTY & CASUALTY

Property & Casualty attempts to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet policyholder and corporate obligations. Property & Casualty's portfolio has material exposure to interest rates. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity investments, including corporate bonds, asset-backed securities, municipal bonds, commercial mortgage-backed securities and collateralized mortgage obligations. The fair value of these investments was $23.7 billion and $19.4 billion at December 31, 2003 and 2002, respectively. The fair value of these and Property & Casualty's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, embedded call features within securities are exercised with greater frequency and paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely during periods of rising interest rates, the rate of prepayments generally decline. Derivative instruments such as swaps, caps and options are used to manage interest rate risk and had a total notional amount as of December 31, 2003 and 2002 of $1.4 billion and $1.1 billion, respectively, and fair value of $19 and $36, respectively.

One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.7 as of December 31, 2003 and 2002.

Calculated Interest Rate Sensitivity

The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty's fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2003 and 2002. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact the investments are accounted for under the equity method and lack sensitivity to interest rate changes.

                                 CHANGE IN FAIR VALUE
                               2003                 2002
                       ------------------------------------------
Basis point shift        - 100     + 100      - 100     + 100
-----------------------------------------------------------------
Amount                 $   738  $   (714)   $   571   $  (562)
=================================================================

The above quantitative presentation was adopted in the current year and is in lieu of the tabular presentation used by the Company in previous years. The Company believes the current presentation is preferable in understanding the Company's exposure to interest rate risk and how such exposure is managed. The selection of the 100 basis point parallel shift in the yield curve was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company's sensitivity analysis calculation assumes that the composition of invested assets remains materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations or non-parallel changes in interest rates.

Interest rate risk also exists, to a lesser extent, on debt issued. The table below provides information as of December 31, 2003 on debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2002.



                                                                                                                   2003       2002
                                                  2004      2005       2006      2007       2008    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
  Variable Rate
   Amount                                      $    315   $    --   $     --   $     --  $     --   $     --   $    315    $    315
   Weighted average interest rate                   1.3%       --         --         --        --         --        1.3%        1.5%
   Fair value                                  $    315   $    --   $     --   $     --  $     --   $     --   $    315    $    315
LONG-TERM DEBT [1]
  Fixed Rate
   Amount                                      $     --   $    --   $     --   $    300  $    350   $  1,020   $  1,670    $  1,850
   Weighted average interest rate                    --        --         --        4.7%      5.4%       6.5%       6.0%        6.7%
   Fair value                                  $     --   $    --   $     --   $    314  $    398   $  1,102   $  1,814    $  1,904
====================================================================================================================================

[1]   Includes junior subordinated debentures.

Currency Exchange Risk
----------------------

Currency exchange risk exists with respect to investments in non-US dollar denominated fixed maturities, primarily Euro, Sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2003 and 2002 was $1.2 billion and $1.0 billion, respectively.

In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At

December 31, 2003 and 2002, the derivatives used to hedge currency exchange risk had a total notional value of $325 and $793, respectively, and total fair value of $(26) and $(4), respectively.

Based on the fair values of Property & Casualty's non-US dollar denominated securities and derivative instruments as of December 31, 2003 and 2002, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a total of approximately $75 and $49, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CORPORATE

Interest Rate Risk
------------------

The primary exposure to interest rate risk in Corporate relates to the debt issued in connection with The HLI Repurchase.

The table below provides information as of December 31, 2003 and 2002 on Corporate's debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2003.


                                                                                                                   2003       2002
                                                  2004      2005       2006      2007       2008    THEREAFTER    TOTAL      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT [1]
  Variable Rate
   Amount                                      $    535   $    --   $     --   $     --  $     --   $     --   $      535  $   --
   Weighted average interest rate                   1.3%       --         --         --        --         --          1.3%     --
   Fair value                                  $    535   $    --   $     --   $     --  $     --   $     --   $      535  $   --

LONG-TERM DEBT
  Fixed Rate
   Amount                                      $     --   $    250  $     250  $     --  $     565  $     275  $    1,340  $    630
   Weighted average interest rate                    --        7.8%       2.4%       --        2.8%       7.9%        4.7%     7.2%
   Fair value                                  $     --   $    269  $     248  $     --  $     681  $     333  $    1,531  $    698
====================================================================================================================================

[1]   $411 of short-term debt was repaid in January 2004.

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

LIQUIDITY REQUIREMENTS

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt securities and borrowings from its credit facilities. The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets.

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

The Hartford Financial Services Group, Inc. ("HFSG") and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.

Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the
Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. For the year ended December 31, 2003, the Company's insurance subsidiaries paid $326 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG and HLI in 2004 without prior approval from the applicable insurance commissioner.

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

SOURCES OF LIQUIDITY

Shelf Registrations
-------------------

On December 3, 2003, The Hartford's shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts"). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2003, the Company had $3.0 billion remaining on its shelf. Subsequently, in January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $411. Accordingly, as of February 27, 2004, the Company had $2.6 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2003, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities
------------------------------------------------

The table below details the Company's short-term debt programs and the applicable balances outstanding.


                                                                                                            As of December 31,
                                                                                                       -----------------------------
Description                               Effective Date     Expiration Date     Maximum Available         2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                               11/10/86              N/A             $     2,000          $     850      $     315
  HLI                                         2/7/97               N/A                     250                 --             --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                             $     2,250          $     850      $     315
Revolving Credit Facility
  5-year revolving credit facility            6/20/01            6/20/06           $     1,000          $      --      $      --
  3-year revolving credit facility           12/31/02           12/31/05                   490                 --             --
------------------------------------------------------------------------------------------------------------------------------------
Total Revolving Credit Facilities                                                  $     1,490          $      --      $      --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OUTSTANDING COMMERCIAL PAPER AND
REVOLVING CREDIT FACILITIES                                                        $     3,740          $     850      $     315
====================================================================================================================================


OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20. If the fair value of the furniture and fixtures were to decline below the residual value, the Company would have to make up the difference under the residual value guarantee. Since the estimated fair value of the equipment at the end of the initial lease term exceeds the residual value, the Company has not recorded a liability for the residual value guarantee.

The Company has outstanding commitments to fund limited partnership investments. These capital commitments can be called by the partnership at any time during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so. The Company is unable to predict the timing of the funding of these outstanding commitments. The Company also has outstanding commitments to fund obligations associated with investments in mortgage loans. These have a commitment period that expires in one year.

The Company does not have any other off-balance sheet arrangements including letters of credit, guarantees issued on behalf of unconsolidated entities, trading activities involving non-exchange-traded contracts accounted for at fair value, obligations under derivative financial instruments indexed to the Company's stock, retained interests in assets transferred to unconsolidated entities and obligations arising from a material interest in an unconsolidated entity, except as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The following table identifies the Company's aggregate contractual obligations due by payment period:


                                                       PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                    TOTAL       LESS THAN 1 YEAR     1-3 YEARS       3-5 YEARS    MORE THAN 5 YEARS
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt  obligations [1] [2]            $     6,239     $     752        $      541      $       675        $     4,271
Capital lease obligations                               --            --                --               --                 --
Operating lease obligations                            748           161               264              179                144
Purchase obligations [3]                               857           698               142               17                 --
Other long-term liabilities reflected on the
balance sheet [4] [5]                                1,537         1,537                --               --                 --
------------------------------------------------------------------------------------------------------------------------------------
Total                                          $     9,381     $   3,148        $      947      $       871        $     4,415
====================================================================================================================================

 [1] Includes  contractual  principal and interest  payments.  Payments  exclude amounts associated with fair-value hedges of certain of the Company's long-term debt. All long-term debt obligations have fixed rates of interest.
 [2] On February 13, 2004, the Company provided notice that all outstanding 7.2%
     junior subordinated debentures underlying trust preferred securities issued by Hartford Life Capital I have been called for redemption on March 15, 2004. The principal and interest payable upon redemption of $253 has been reflected in payments due in less than 1 year. Long-term debt obligations also includes principal and interest payments of $700 and $2.5 billion, respectively, related to junior subordinated debentures which are callable beginning in 2006. See Note 8 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.
 [3] Includes $661 in commitments to purchase investments including $324 of limited partnerships and $140 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be estimated. The remaining $197 relates to payables for securities purchased which are reflected on the Company's consolidated balance sheet.
 [4] As of December 31, 2003, the Company has accepted cash collateral of $1.2 billion in connection with the Company's derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.
 [5] Includes estimated contribution of $300 to the Company's pension plan in 2004.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company maintains a U.S. qualified defined benefit pension plan (the "Plan") that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits. The Company maintains international plans which represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

In September 2003, the Company announced its approval to amend the Plan to implement, effective January 1, 2009, the cash balance formula for purposes of calculating future pension benefits for services rendered on or after January 1, 2009 for employees hired before January 1, 2001. These amounts are in addition to amounts earned through December 31, 2008 under the traditional final average pay formula. Employees hired on or after January 1, 2001 are currently covered under the same cash balance formula.

The Company made voluntary contributions of $306, $0 and $90 in 2003, 2002 and 2001, respectively, to its defined benefit pension plan. Pension expense reflected in the Company's net income was $120, $67 and $57 in 2003, 2002 and 2001, respectively. The Company estimates its 2004 pension expense will be approximately $122, based on current assumptions provided below. The assumptions that primarily impact the amount of the Company's pension obligations and periodic pension expense are the weighted-average discount rate and the Plan asset portfolio's expected long-term rate of return.

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. In particular, the Company uses an interest rate yield curve developed by its plan actuaries to make judgments pursuant to EITF Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Postretirement Benefit Plans Other Than Pensions". The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. Based upon all available information, it was determined that 6.25% is the appropriate discount rate as of December 31, 2003 to calculate the Company's accrued benefit cost liability. Accordingly, as prescribed by SFAS No. 87, "Employers' Accounting for Pensions", the 6.25% discount rate will also be used to determine the Company's 2004 pension expense. At December 31, 2002 the discount rate was 6.5%.

The Company determines the long-term rate of return assumption for the Plan's asset portfolio based on analysis of the portfolio's historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) over rolling 5 year, 10 year and 20 year periods, balanced along with future long-term return expectations. The Company selected these periods, as well as shorter durations, to assess the portfolio's volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company's workforce demographics. While the historical return of the Plan's portfolio has been 10.86% since 1979, management lowered its long-term rate of return assumption from 9.00% to 8.50% as of December 31, 2003 based on its long-term outlook with respect to the markets, which has been influenced by the poor equity market performance in recent years coupled with the recent decline in fixed income security yields.

The Plan's asset portfolio is generally structured over time to include approximately 60% equity securities (substantially securities issued by United
States-based companies) and 40% fixed income securities (substantially investment grade and above). At December 31, 2003, the portfolio composition varied slightly from the targeted mix and was approximately

61% equity securities and 39% fixed income securities due in part to a rebound in the equity markets and declining interest rates.

As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company's long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The actual asset return/(loss) for the Plan of $334 and $ (119) for the years ended December 31, 2003 and 2002, respectively, reflects the improved equity market performance in 2003, as compared to an expected return of $184 and $183 for the years ended December 31, 2003 and 2002, respectively. These differentials will be fully reflected in the market-related value of Plan assets over the next five years using the methodology described above. Despite the favorable 2003 actual asset return, the level of unrecognized net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the selected 2004 discount rate of 6.25% and taking into account estimated future minimum funding, the differential between actual and expected performance in 2003 will decrease annual pension expense in future years by approximately $7 in 2004 and decrease by approximately $37 in 2008. Additionally, the decrease in the long-term rate of return assumption from 9.00% to 8.50% is expected to increase the Company's annual pension expense by approximately $10.

At December 31, 2003, the change in the discount rate from 6.50% (as of December 31, 2002) to 6.25% (as of December 31, 2003) increased the projected benefit obligation ("PBO") by $100. The effect of this increase in PBO will serve to increase annual pension expense by approximately $7, assuming no future changes in discount rates going forward. In addition, the decrease in discount rate will also increase the service cost component of pension expense by approximately $5.

Changes in the economic assumptions used to determine pension expense will impact the Company's pension expense. As mentioned earlier, the two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return. To illustrate the impact of these assumptions on annual pension expense for 2004 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $12, and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $5.

While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. Under current assumptions, assuming no continued pension relief in 2004 the required minimum funding contributions are estimated to be approximately $160. If Congress approves pension relief legislation for 2004, the Company is not expected to have a minimum funding requirement in 2004.


CAPITALIZATION


The capital structure of The Hartford as of December 31, 2003 and 2002 consisted of debt and equity, summarized as follows:



                                                                                                      AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              2003                      2002
---------------------------------------------------------------------------------------------------------------------------------
Short-term debt (includes current maturities of long-term debt)                     $       1,050            $          315
Long-term debt  [1]                                                                         4,613                     4,064
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                     $       5,663            $        4,379
     ----------------------------------------------------------------------------------------------------------------------------
Equity excluding accumulated other comprehensive income, net of tax ("AOCI")        $      10,393            $        9,640
AOCI                                                                                        1,246                     1,094
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $      11,639            $       10,734
     ---------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION INCLUDING AOCI                                            $      17,302            $       15,113
     ---------------------------------------------------------------------------------------------------------------------------
Debt to equity                                                                                 49%                       41%
Debt to capitalization                                                                         33%                       29%
=================================================================================================================================

[1] Includes junior subordinated debentures.


The Hartford's total capitalization increased $2.2 billion during the year ended and as of December 31, 2003 as compared with December 31, 2002. This increase was due to the capital raising described below, partially offset by dividends declared and the loss for the year, which reflected the $1.7 billion, after-tax, charge taken to strengthen reserves for asbestos related exposure.

During the fourth quarter of 2003, the Company increased its capitalization by $535 through the issuance of commercial paper to finance the acquisition of the group life and accident, and short term and long term disability business of CNA Financial Corporation. In January 2004, the company repaid $428 of the outstanding commercial paper using $411 of proceeds from the common stock offering.

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

DEBT

The following discussion describes the Company's debt financing activities for 2003.

In December 2003, the Company issued $535 in commercial paper to finance the acquisition of the group life and accident, and short term and long term disability businesses of CNA Financial Corporation.

On July 10, 2003, the Company issued 4.625% senior notes due July 15, 2013 and received net proceeds of $317. Interest on the notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2004. On July 10, 2003, the Company issued $320 in aggregate principal amount of its unregistered 4.625% senior notes, due 2013. The unregistered senior notes were offered and sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933 and, outside the United States, in compliance with Regulation S of the Securities Act of 1933. The initial purchasers of the senior notes were Banc of America Securities LLC, Wachovia Capital Markets, LLC and Banc One Capital Markets, Inc. The net proceeds from the offering, along with available cash, were used to redeem $320 net aggregate principal amount of the Company's then outstanding 7.70% junior subordinated deferrable interest debentures, series A, due February 28, 2016, underlying the 7.70% cumulative quarterly income preferred securities, series A, originally issued by Hartford Capital I. On January 22, 2004, pursuant to terms and conditions set forth in the registration statement on Form S-4 (Reg. No. 333-110274) effective as of January 20, 2004 and the related prospectus, the Company commenced an exchange offer whereby the unregistered senior notes can be exchanged for registered senior notes with identical terms. The exchange offer terminated on February 25, 2004.

On June 30, 2003, the Company redeemed $180 of its 7.7% junior subordinated debentures underlying trust preferred securities issued by Hartford Capital I. On September 30, 2003, the Company redeemed the remaining $320 of its 7.7% junior subordinated debentures underlying trust preferred securities issued by Hartford Capital I.

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

Subsequent event -- On February 13, 2004, the Company provided notice that all outstanding 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I have been called for redemption on March 15, 2004. The Company intends to fund the redemption through the issuance of $150 of commercial paper and the utilization of $100 from internal sources.

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements.

STOCKHOLDERS' EQUITY

Issuance of common stock -- On May 23, 2003, The Hartford  issued  approximately
24.2 million shares of common stock pursuant to an underwritten offering at a price to the public of $45.50 per share and received net proceeds of $1.1 billion. Subsequently, on May 30, 2003, The Hartford issued approximately 2.2 million shares of common stock at a price to the public of $45.50 per share and received net proceeds of $97. On May 23, 2003 and May 30, 2003, The Hartford issued 12.0 million 7% equity units and 1.8 million 7% equity units, respectively. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million shares in the aggregate. For further discussion of the equity units issuance, see Note 8 of Notes to Consolidated Financial Statements.


Subsequent events-- On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377,000 shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short-term and long-term disability business of CNA Financial Corporation.

Dividends -- On October 16, 2003, The Hartford declared a dividend on its common stock of $0.28 per share payable on January 2, 2004 to shareholders of record as of December 1, 2003.

The Hartford declared $300 and paid $291 in dividends to shareholders in 2003, declared $262 and paid $257 in 2002 and declared $242 and paid $235 in 2001.

AOCI - AOCI increased by $152 as of December 31, 2003 compared with December 31, 2002. The increase resulted primarily from the impact of decreased interest rates on unrealized gains on the fixed maturity portfolio, partially offset by net losses on cash-flow hedging instruments.

The funded status of the Company's pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of December 31, 2003, and 2002, which resulted in an after-tax reduction of stockholders' equity of $375 and $383. respectively. This minimum pension liability did not affect the Company's results of operations.

For additional information on stockholders' equity and AOCI see Notes 9 and 19, respectively, of Notes to Consolidated Financial Statements.

CASH FLOW
                                  2003        2002       2001
-----------------------------------------------------------------
Net cash provided by
  operating activities         $   3,896  $   2,577   $   2,261
Net cash used for investing
  activities                   $  (8,387) $  (6,600)  $  (5,528)
Net cash provided by
  financing activities         $   4,608  $   4,037   $   3,399
Cash - end of year             $     462  $     377   $     353
=================================================================

2003 COMPARED TO 2002-- The increase in cash provided by operating activities was primarily the result of the 2003 asbestos reserve addition, partially offset by the related income statement effects of this addition and increases in reinsurance recoverables. Financing activities increased primarily due to capital raising activities related to the 2003 asbestos reserve addition and decreased due to repayments on long-term debt and lower proceeds from investment and universal life-type contracts. The increase in cash from financing activities accounted for the majority of the change in cash used for investing activities.

2002 COMPARED TO 2001 -- The increase in cash provided by operating activities was primarily the result of higher net income reported for the year ended December 31, 2002 than for the prior year as well as an increase in income tax refunds received in 2002 compared with the prior year. The increase in cash provided by financing activities was primarily the result of increased proceeds from investment and universal life-type contracts, partially offset by lower proceeds received from issuances of common stock and no issuances of junior subordinated debentures in 2002. The increase in cash from financing activities accounted for the majority of the change in cash for investing activities.

Operating cash flows in each of the last three years have been adequate to meet liquidity requirements.

ACQUISITIONS

CNA

On December 31, 2003, the Company acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. Purchase consideration for this transaction was obtained from the issuance of commercial paper. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the business acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the business acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51, which primarily reflects the increase in the surplus of the business acquired in the fourth quarter of 2003.

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

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating of The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of capital-raising activities. The outlook is stable.

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

The following table summarizes The Hartford's significant United States member companies' financial ratings from the major independent rating organizations as of February 27, 2004.

                              A.M.            STANDARD
                             BEST    FITCH   & POOR'S   MOODY'S
-----------------------------------------------------------------
INSURANCE FINANCIAL
 STRENGTH RATINGS:
  Hartford Fire               A+      AA       AA-        Aa3
  Hartford Life Insurance
   Company                    A+      AA       AA-        Aa3
  Hartford Life and
   Accident                   A+      AA       AA-        Aa3
  Hartford Life Group
   Insurance Company          A+      AA       AA-        --
  Hartford Life and
   Annuity                    A+      AA       AA-        Aa3
OTHER RATINGS:
  The Hartford Financial
   Services Group, Inc.:
   Senior debt                a-       A        A-        A3
   Commercial paper          AMB-2    F1       A-2        P-2
  Hartford Capital III
   trust originated
   preferred securities       bbb     A-       BBB       Baa1
  Hartford Life, Inc.:
   Senior debt                a-       A        A-        A3
   Commercial paper           --      F1       A-2        P-2
  Hartford Life, Inc.:
   Capital I and II trust
   preferred securities       bbb     A-       BBB       Baa1
  Hartford Life Insurance
   Company:
   Short Term Rating          --      --       A-1+       P-1
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

The table below sets forth statutory surplus for the Company's insurance companies.

                                            2003         2002
------------------------------------------------------------------
Life Operations                         $    4,470   $   3,019
Property & Casualty Operations               5,900       4,878
------------------------------------------------------------------
TOTAL                                   $   10,370   $   7,897
==================================================================

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2003, each of The Hartford's insurance subsidiaries within Life and North American Property & Casualty had more than sufficient capital to meet the NAIC's minimum RBC requirements.

TERRORISM RISK INSURANCE ACT OF 2002

The Terrorism Risk Insurance Act of 2002 ("the Act") established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any "act of terrorism" certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government will pay 90% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company's deductible for each year is based on the company's direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentages are 10% for 2004 and 15% for 2005.

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

In the event the Act is not renewed, or is renewed in a materially different form, the Company may have to attempt to obtain appropriate reinsurance for the related terrorism risk, seek exclusions from coverage related to terrorism exposure from the appropriate regulatory authorities, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing.

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

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

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

LEGISLATIVE INITIATIVES

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

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. While sales of these products do not appear to have been reduced to date, the long-term effect of the Jobs and Growth Act of 2003 on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

There are proposals in the federal 2005 budget submitted by President Bush which would create new investment vehicles with larger annual contribution limits for individuals. Some of these proposed vehicles would have significant tax advantages, and could have a material effect on sales of the Company's life insurance and investment products. There also have been proposals regarding the estate tax and deferred compensation arrangements that could have negative effects on the Company's product sales. Prospects for enactment of this legislation in 2004 are uncertain. Therefore, any potential effect on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is expected to consider provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company's pension plan.

Congress may consider a number of legal reform proposals this year. Among them is legislation that would reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Prospects for enactment of these proposals in 2004 are uncertain.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $26 in 2003, $26 in 2002 and $6 in 2001.

--------------------------------------------------------------------------------
EFFECT OF INFLATION
--------------------------------------------------------------------------------

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of The Hartford during the three most recent fiscal years.

--------------------------------------------------------------------------------
IMPACT OF NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------


For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

- Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;
- Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;
- Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

- Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:


       Cumulative Effect of Adoption                          Net Income                          Other Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------------
Establishing GMDB and other benefit
   reserves for annuity contracts                                $(54)                                         $--
Reclassifying certain separate accounts to
   general accounts                                                30                                          294
Other                                                              (1)                                          (2)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CUMULATIVE EFFECT OF ADOPTION                              $(25)                                        $292
====================================================================================================================================


Exclusive of the cumulative effect, overall application of the SOP is expected to have a small positive impact to earnings over the next few years, with individual impacts described below.

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. Exclusive of the cumulative effect adjustment, the establishment of the required liability at January 1, 2004 is expected to result in slightly higher earnings in future years as well as a more stable pattern of death benefit expense.

The Company sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Based on the current in-force of these products, the impact is not expected to be material in the near term. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation

The Company has recorded certain market value adjusted ("MVA") fixed annuity and modified guarantee life insurance products (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, the cumulative adjustments to earnings and other comprehensive income as a result of recording the separate account assets and liabilities in the general account were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the component of CRC spread on a book value basis will be recorded in net investment income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred. On balance, exclusive of the cumulative effect gain recognized, these changes will result in smaller future earnings from the in-force block of CRC contracts.

The Company has also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. The adoption of the SOP will not change the pattern of earnings in the future.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. Future impacts to net income as a result of adopting these provisions of the SOP will be insignificant.

Sales Inducements

The   Company   currently   offers   enhanced  or  bonus   crediting   rates  to
contract-holders on certain of its individual and group annuity products. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Due to the longer deferral periods, this provision is expected to have a small positive impact to earnings in future periods.

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2003.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2004 annual meeting of shareholders (the "Proxy Statement") to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions "Item 1 Election of Directors", "Common Stock Ownership of Directors, Executive Officers and Certain Shareholders", and "Governance of the Company" and is incorporated herein by reference.

The Company has adopted a Code of Ethics and Corporate Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Corporate Conduct is available on the Company's website at: www.thehartford.com.
    -------------------

EXECUTIVE OFFICERS OF THE HARTFORD

Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford's Proxy Statement. Set forth below is information about the other executive officers of the
Company:

ANN M. DE RAISMES
(Group Senior Vice President, Human Resources)
Ms. de Raismes, 53, has held the position of Group Senior Vice President, Human Resources, of the Company since March 2003. She previously served as Senior Vice President of Human Resources of Hartford Life, Inc. ("Hartford Life"), a wholly-owned subsidiary of the Company, from 1997 to March 2003. Ms. de Raismes joined Hartford Life in 1984 as Manager of Staffing, and served successively at Hartford Life as Assistant Director of Life Personnel from 1987 to 1991, as Director of Human Resources from 1991 to 1992, as Assistant Vice President, Human Resources from 1992 to 1994 and as Vice President from 1994 to 1997.

DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)
Mr. Johnson, 43, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial
Officer of Cendant Corporation since November 1998 and Managing Director, Investment Banking Division, at Merrill Lynch, Pierce, Fenner and Smith from 1986 to 1998.

ROBERT J. PRICE
(Senior Vice President and Controller)
Mr. Price, 53, is Senior Vice President and Controller of the Company. Mr. Price joined the Company in June 2002 in his current role. Prior to joining the company, Mr. Price was President and Chief Executive Officer of CitiInsurance, the international insurance indirect subsidiary of Citigroup, Inc., from May 2000 to December 2001. From April 1989 to April 2000, Mr. Price held various positions at Aetna, Inc., including Senior Vice President and Chief Financial Officer of Aetna International and Vice President and Corporate Controller.

NEAL S. WOLIN
(Executive Vice President and General Counsel)
Mr. Wolin, 42, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Treasury from 1999 to January 2001. In that capacity, he headed Treasury's legal division, composed of 2,000 lawyers providing services to all of Treasury's offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.

DAVID M. ZNAMIEROWSKI
(Group Senior Vice President and Chief Investment Officer)
Mr. Znamierowski, 43, was appointed Group Senior Vice President and Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, effective November 5, 2001. Previously, he was Senior Vice President and Chief Investment Officer for the Company's life operations since May 1999, Vice President since September 1998 and Vice President, Investment Strategy since February 1997. Prior to joining the Company in April 1996, Mr. Znamierowski held a variety of positions in the investment industry, including portfolio manager and Vice President of Investment Strategy and Policy for Aetna Life & Casualty Company from 1991 to April 1996 and Vice President of Corporate Finance for Salomon Brothers, Inc. from 1986 to 1991. He also serves as a director and President of each of The Hartford-sponsored mutual funds.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the Proxy Statement under the captions "Compensation of Executive Officers", "Governance of the Company-Compensation of Directors" and "Performance of the Common Stock" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption "Common Stock Ownership of Directors, Executive
Officers and Certain Shareholders" and is incorporated herein by reference. Certain other information called for by Item 12 is set forth in Item 5 herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any information called for by Item 13 will be set forth in the Proxy Statement under the caption "Common Stock Ownership of Directors, Executive Officers and Certain Shareholders" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the Proxy Statement under the caption "Audit Committee Charter and Report Concerning Financial Matters - Fees to Independent Auditors for Years Ended December 31, 2003 and 2002" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed as a part of this report:

1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements elsewhere herein.

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.

3.      EXHIBITS. See Exhibit Index elsewhere herein.

Reports on Form 8-K - During the fourth quarter of 2003, The Hartford filed the following Current Reports on Form 8-K:

    Filed December 2, 2003, Item 5, Other Events, to report the Company's agreement to acquire certain group benefits businesses from CNA Financial Corporation.

    Filed December 23, 2003, Item 5, Other Events, to report the Company's agreement to a global settlement of all claims arising out of its historical insurance relationship with Mac Arthur Company and its subsidiary, Western MacArthur Company.

(a) See Item 15(a)(3).

    See Item 15(a)(2).

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                         Page(s)
Report of Management                                                      F-1
Independent Auditors' Report                                              F-2
Consolidated  Statements  of  Operations  for the  three  years  ended
December 31, 2003                                                         F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002              F-4

Consolidated  Statements  of Changes in  Stockholders'  Equity for the
three years ended December 31, 2003                                       F-5
Consolidated  Statements of  Comprehensive  Income for the three years
ended December 31, 2003                                                   F-5
Consolidated  Statements  of Cash  Flows  for the  three  years  ended
December 31, 2003                                                         F-6
Notes to Consolidated Financial Statements                                F-7-51
Summary of Investments - Other Than Investments in Affiliates             S-1
Condensed  Financial  Information of The Hartford  Financial  Services
Group, Inc.                                                               S-2-3
Supplementary Insurance Information                                       S-4
Reinsurance                                                               S-5
Valuation and Qualifying Accounts                                         S-6
Supplemental  Information  Concerning  Property and Casualty Insurance
Operations                                                                S-6




                              REPORT OF MANAGEMENT


The management of The Hartford Financial Services Group, Inc. and its subsidiaries ("The Hartford") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly The Hartford's financial position and results of operations, and that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available The Hartford's financial records and related data to Deloitte & Touche LLP, independent auditors, in order for them to perform their audits of The Hartford's consolidated financial statements. Their report appears on page F-2.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the  accompanying  consolidated  balance  sheets of The Hartford
Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased retained beneficial interests in securitized financial assets in 2001.

Deloitte & Touche LLP
Hartford, Connecticut
February 25, 2004



                                         THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     For the years ended December 31,
                                                                               ---------------------------------------------
(In millions, except for per share data)                                           2003            2002           2001
----------------------------------------------------------------------------------------------------------------------------
REVENUES
  Earned premiums                                                              $    11,891    $    10,811     $    10,242
  Fee income                                                                         2,760          2,577           2,633
  Net investment income                                                              3,233          2,929           2,842
  Other revenues                                                                       556            476             491
  Net realized capital gains (losses)                                                  293           (376)           (228)
----------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                             18,733         16,417          15,980
         -------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                                    13,548         10,034          10,597
  Amortization of deferred policy acquisition costs and present value of
    future profits                                                                   2,411          2,241           2,214
  Insurance operating costs and expenses                                             2,424          2,317           2,037
  Goodwill amortization                                                                 --             --              60
  Other expenses                                                                       900            757             731
----------------------------------------------------------------------------------------------------------------------------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                        19,283         15,349          15,639
         -------------------------------------------------------------------------------------------------------------------

         INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
           ACCOUNTING CHANGES                                                         (550)         1,068             341

  Income tax expense (benefit)                                                        (459)            68            (200)
----------------------------------------------------------------------------------------------------------------------------

         INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES
                                                                                       (91)         1,000             541

  Cumulative effect of accounting changes, net of tax                                   --             --             (34)
----------------------------------------------------------------------------------------------------------------------------

         NET INCOME (LOSS)                                                     $       (91)   $     1,000     $       507
         -------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) before cumulative effect of accounting changes                 $     (0.33)   $      4.01     $      2.27
  Cumulative effect of accounting changes, net of tax                                   --             --           (0.14)
----------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                        $     (0.33)   $      4.01     $      2.13

DILUTED EARNINGS (LOSS) PER SHARE
  Income (loss) before cumulative effect of accounting changes                 $    (0.33)    $      3.97     $      2.24
  Cumulative effect of accounting changes, net of tax                                   --             --           (0.14)
----------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                         $     (0.33)   $      3.97     $      2.10
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                           272.4          249.4           237.7
Weighted average common shares outstanding and dilutive potential common
  shares                                                                             272.4          251.8           241.4
----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                              $      1.09    $      1.05     $      1.01
============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                        As of December 31,
                                                                                                -----------------------------------
(In millions, except for share data)                                                                  2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  Investments
  Fixed maturities, available-for-sale, at fair value (amortized cost of $58,127 and $46,241)   $      61,263     $      48,889
  Equity securities, available-for-sale, at fair value (cost of $505 and $937)                            565               917
  Policy loans, at outstanding balance                                                                  2,512             2,934
  Other investments                                                                                     1,507             1,790
-----------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                                65,847            54,530
  Cash                                                                                                    462               377
  Premiums receivable and agents' balances                                                              3,085             2,611
  Reinsurance recoverables                                                                              5,958             5,027
  Deferred policy acquisition costs and present value of future profits                                 7,599             6,689
  Deferred income taxes                                                                                   845               545
  Goodwill                                                                                              1,720             1,721
  Other assets                                                                                          3,704             3,397
  Separate account assets                                                                             136,633           107,078
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                            $     225,853     $     181,975
        ===========================================================================================================================

  LIABILITIES
  Reserve for future policy benefits and unpaid claims and claim adjustment expenses
      Property and casualty                                                                     $      21,715     $      17,091
      Life                                                                                             11,402             8,567
  Other policyholder funds and benefits payable                                                        26,185            23,956
  Unearned premiums                                                                                     4,423             3,989
  Short-term debt                                                                                       1,050               315
  Long-term debt                                                                                        4,613             4,064
  Other liabilities                                                                                     8,193             6,181
  Separate account liabilities                                                                        136,633           107,078
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                            214,214          171,241
        ===========================================================================================================================

COMMITMENTS AND CONTINGENCIES (NOTE 16)

 STOCKHOLDERS' EQUITY
 Common stock -750,000,000 shares authorized, 286,339,430 and  258,184,483 shares issued,
   $0.01 par value                                                                                          3                 3
 Additional paid-in capital                                                                             3,929             2,784
 Retained earnings                                                                                      6,499             6,890
 Treasury stock, at cost - 2,959,692 and 2,943,565 shares                                                 (38)              (37)
 Accumulated other comprehensive income                                                                 1,246             1,094
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                     11,639            10,734
        ===========================================================================================================================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $     225,853     $     181,975
        ===========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         For the years ended December 31,
                                                                                ---------------------------------------------------
(In millions, except for share data)                                                  2003             2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK/ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                                 $       2,787     $      2,364     $       1,688
     Issuance of common stock in underwritten offerings                                 1,161              330               569
     Issuance of equity units                                                            (112)             (33)               --
     Issuance of shares and compensation expense associated with incentive
       and stock compensation plans                                                        83              101                93
     Tax benefit on employee stock options and awards                                      13               25                14
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                               3,932            2,787             2,364
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of year                                                         6,890            6,152             5,887
     Net income (loss)                                                                    (91)           1,000               507
     Dividends declared on common stock                                                  (300)            (262)             (242)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                               6,499            6,890             6,152
-----------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
   Balance at beginning of year                                                           (37)             (37)             (480)
     Issuance of common stock in underwritten offerings                                    --               --               446
     Issuance (return) of shares under incentive and stock compensation plans              (1)              --                 4
     Treasury stock acquired                                                               --               --                (7)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                                 (38)             (37)              (37)
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of year                                                         1,094              534               369
     Change in unrealized gain/loss on securities, net of tax
       Change in unrealized gain/loss on securities                                       320              838               110
       Cumulative effect of accounting change                                              --               --                (1)
     Change in net gain/loss on cash-flow hedging instruments, net of tax
       Change in net gain/loss on cash-flow hedging instruments                          (170)              65                39
       Cumulative effect of accounting change                                              --               --                24
     Foreign currency translation adjustments                                              (6)              21                (3)
     Minimum pension liability adjustment, net of tax                                       8             (364)               (4)
-----------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                     152              560               165
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                               1,246            1,094               534
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      $      11,639     $     10,734     $       9,013
===================================================================================================================================
OUTSTANDING SHARES (IN THOUSANDS)
   Balance at beginning of year                                                       255,241          245,536           226,290
     Issuance of common stock in underwritten offerings                                26,377            7,303            17,042
     Issuance of shares under incentive and stock compensation plans                    1,778            2,402             2,331
     Return of shares under incentive and stock compensation plans to                     (16)              --                --
     treasury stock
     Treasury stock acquired                                                               --               --              (127)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                             283,380          255,241           245,536
===================================================================================================================================

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          For the years ended December 31,
                                                                                 --------------------------------------------------
 (In millions)                                                                         2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME
   Net income (loss)                                                             $       (91)      $     1,000      $      507
-----------------------------------------------------------------------------------------------------------------------------------
   Other Comprehensive Income
     Change in unrealized gain/loss on securities, net of tax
       Change in unrealized gain/loss on securities                                      320               838             110
       Cumulative effect of accounting change                                             --                --              (1)
     Change in net gain/loss on cash-flow hedging instruments, net of tax
       Change in net gain/loss on cash-flow hedging instruments                         (170)               65              39
       Cumulative effect of accounting change                                             --                --              24
     Foreign currency translation adjustments                                             (6)               21              (3)
     Minimum pension liability adjustment, net of tax                                      8              (364)             (4)
-----------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                                                    152               560             165
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME                                                      $        61       $     1,560      $      672
===================================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                  -------------------------------------------------
(In millions)                                                                          2003              2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                              $         (91)   $        1,000    $         507
ADJUSTMENTS TO  RECONCILE  NET INCOME  (LOSS) TO NET CASH  PROVIDED BY OPERATING
  ACTIVITIES
  Amortization of deferred policy acquisition costs and present value
      of future profits                                                                   2,411             2,241            2,214
  Additions to deferred policy acquisition costs and present value of future
      profits                                                                            (3,313)           (2,859)          (2,739)
   Change in:
     Reserve for future policy benefits, unpaid claims and claim adjustment
       expenses and unearned premiums                                                     5,597             1,654            2,703
     Reinsurance recoverables                                                            (1,105)              191             (599)
     Receivables                                                                            (47)             (280)            (245)
     Payables and accruals                                                                  576                (2)             442
     Accrued and deferred income taxes                                                     (327)              202             (119)
   Net realized capital (gains) losses                                                     (293)              376              228
   Depreciation and amortization                                                            219               104               85
   Cumulative effect of accounting changes, net of tax                                       --                --               34
   Other, net                                                                               269               (50)            (250)
-----------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           3,896             2,577            2,261
===================================================================================================================================
INVESTING ACTIVITIES
   Purchase of investments                                                              (28,918)          (21,338)         (16,871)
   Sale of investments                                                                   17,320            12,017            9,858
   Maturity of investments                                                                3,731             2,910            2,760
   Purchase of business/affiliate, net of cash acquired                                    (464)               --           (1,105)
   Sale of affiliates                                                                        33                --               39
   Additions to property, plant and equipment, net                                          (89)             (189)            (209)
-----------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                             (8,387)           (6,600)          (5,528)
===================================================================================================================================
FINANCING ACTIVITIES
   Issuance of short-term debt, net                                                         535                16              264
   Issuance of long-term debt                                                             1,235               617            1,084
   Repayment of long-term debt                                                             (500)             (300)            (700)
   Issuance of common stock in underwritten offering                                      1,162               330            1,015
   Net receipts from investment and universal life-type contracts charged
     against policyholder accounts                                                        2,409             3,539            1,901
   Dividends paid                                                                          (291)             (257)            (235)
   Return of shares under incentive and stock compensation plans to treasury                 (1)               --               --
   Acquisition of treasury stock                                                             --                --               (7)
   Proceeds from issuances of shares under incentive and stock compensation
     plans                                                                                   59                92               77
-----------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,608             4,037            3,399
-----------------------------------------------------------------------------------------------------------------------------------
   Foreign exchange rate effect on cash                                                     (32)               10               (6)
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                      85                24              126
   Cash - beginning of year                                                                 377               353              227
-----------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                          $         462    $          377    $         353
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
NET CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Income taxes                                                                   $        (107)   $         (102)   $         (52)
   Interest                                                                       $         258    $          260    $         275


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

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Accordingly, there was no impact to the Company's results of operations for the year ended December 31, 2003. For further discussion of the CNA Financial Corporation acquisition, see Note 18.

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group" or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's consolidated statements of operations. For further discussion of the Fortis acquisition, see Note 18.

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Subsidiaries in which The Hartford has at least a 20% interest, but less than a majority ownership interest, are reported using the equity method. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

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

The most significant estimates include those used in determining reserves for future policy benefits and unpaid claim and claim adjustment expenses; deferred policy acquisition costs; investments; pension and other postretirement benefits; and commitments and contingencies.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. The issue is whether any employer that provides postretirement prescription drug coverage should recognize the effects of the Act on the benefit obligation and net periodic postretirement benefit cost and, if so, when and how to account for those costs. Under FSP No. FAS 106-1, companies have a one-time election to defer the effects of the new legislation in financial statements ending after December 7, 2003. The Company has elected to defer the effects of the Act. Companies electing to defer recognition of the effects must defer recognition until the FASB issues clarifying guidance on how the legislation should be interpreted. All measures of the benefit obligation and net periodic postretirement benefit costs included in the consolidated financial statements and Note 12 do not reflect the effects of the Act. Future guidance, when issued by the FASB, could require the Company to restate previously reported information. The Company is in the process of reviewing the provisions of the Act in conjunction with the Company's postretirement benefit plan and does not expect the impact of the Act to be significant.

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. With the exception of disclosures related to foreign plans, the new disclosures are required to be provided in annual statements of public entities with fiscal years ending after December 15, 2003. Companies with foreign plans may defer certain disclosures until fiscal years ending after June 15, 2004. The Company adopted the new disclosure requirements for all plans, including the foreign plans as of December 31, 2003. See Note 12.

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

were not other-than-temporary. (For further discussion, see disclosures in Note 3.)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance.

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

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded derivative is required. The effective date of DIG B36 was October 1, 2003. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company has evaluated its modified coinsurance and funds withheld agreements and believes all but one are not impacted by the provisions of DIG B36. The one modified coinsurance agreement that requires the separate recording of an embedded derivative contains two total return swap embedded derivatives that virtually offset each other. Due to the offsetting nature of these total return swaps, the net value of the embedded derivatives in the modified coinsurance agreement had no material effect on the consolidated financial statements upon adoption of DIG B36 on October 1, 2003 and at December 31, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The adoption of DIG B36, as it relates to corporate issued debt securities, did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

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

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trusts ("trust preferred securities"). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are junior subordinated debentures issued by the Company with payment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company's consolidated balance sheets as "company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures". At December 31, 2003 and 2002, the impact of deconsolidation was to increase long-term debt and decrease the trust preferred securities by $952 and $1.5 billion, respectively. (For further discussion, see Note 8 for disclosure of information related to these VIEs as required under FIN 46R.)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or the "Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument or indices (e.g., security prices, interest rates, or currency rates) that are related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. For further discussion, see Notes 3 and
16. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan.
SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 resulted in a change in the timing of when a liability is recognized for certain restructuring activities after December 31, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. In the fourth quarter of 2002, the Company early adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4, "Reporting Gains and Losses from Early Extinguishment of Debt", retroactively and reclassified the 2001 extraordinary loss from early retirement of debt of $13, before-tax, to other expenses. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective September 2001, the Company adopted EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. For discussion of the impact of the September 11 terrorist attack ("September 11"), see Note 2.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, effective January 1, 2002, amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

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

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and the remaining amortization periods be adjusted accordingly. For further discussion of the impact of SFAS No. 142, see Note 5.

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded an $11 charge as the net of tax cumulative effect of the accounting change.

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

Upon adoption of SFAS No. 133, the Company recorded a $23 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("AOCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No.
115.  Gains  and  losses  on  derivatives  that  were  previously   deferred  as
adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the Company also reclassified $24, net of tax, to AOCI - Gain/(Loss) on Cash-Flow Hedging Instruments from AOCI - Unrealized Gain/(Loss) on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. For further discussion of the Company's derivative-related accounting policies, see the Investment section of Note 1.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities " (SOP 03-3). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as "loan(s)") acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 "Amortization of Discounts on Certain Acquired Loans", SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

o Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

o Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

o Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

o Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                        Other
                                            Net     Comprehensive
     Cumulative Effect of Adoption        Income        Income
--------------------------------------------------------------------
Establishing GMDB and other benefit
   reserves for annuity contracts [1]     $(54)           $--
Reclassifying certain separate
   accounts to general accounts             30            294
Other                                       (1)            (2)
--------------------------------------------------------------------
Total cumulative effect of adoption       $(25)          $292
--------------------------------------------------------------------
[1] As of September 30, 2003, the Company estimated the cumulative effect of adopting this provision of the SOP to be between $30 and $40, net of amortization of DAC and taxes. During the fourth quarter, industry and the largest public accounting firms reached general consensus on how to record the reinsurance recovery asset related to GMDB's. This refinement resulted in the increase to the cumulative effect adjustment as of January 1, 2004.

Death Benefits and Other Insurance Benefit Features
---------------------------------------------------

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of
(1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

Through December 31, 2003, the Company had not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but had consistently recorded the related expenses in the period the benefits were paid to contractholders. Net of reinsurance, the Company paid $54 and $49 for the years ended December 31, 2003 and 2002, respectively, in GMDB benefits to contractholders.

At December 31, 2003, the Company held $92.4 billion of variable annuities that contained guaranteed minimum death benefits. The Company's total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB commitments), related to these guaranteed death benefits as of December 31, 2003 was $11.5 billion. Due to the fact that 80% of this amount was reinsured, the Company's net exposure was $2.3 billion. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation
-----------------------------

The Company has recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC, of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available for sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the components of CRC spread on a book value basis will be recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred.

The Company has also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, separate account liabilities in Japan of $6.2 billion recorded at account value in the separate account, were reclassified to the general account with no change in value. The related separate account assets of $6.2 billion were also reclassified to the general account with no change in value. The separate account assets are primarily comprised of equity securities. These assets were recorded at fair value in a trading securities portfolio and the subsequent changes in fair value will be reflected in net investment income.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts
------------------------------

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. These interests were recorded as available for sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. Trading securities are recorded at fair value with changes in fair value recorded to net investment income. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturities as available-for-sale.

Sales Inducements
-----------------

The   Company   currently   offers   enhanced  or  bonus   crediting   rates  to
contract-holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

In May 2003, the EITF reached a consensus in EITF Issue No. 03-4, "Determining the Classification and Benefit Attribution Method for a Cash Balance Pension Plan", that cash balance plans should be considered defined benefit plans for purposes of applying SFAS No. 87, "Employers' Accounting for Pension Plans". The EITF also concluded that the attribution method used to determine the benefit for the entire plan for certain cash balance plans should be the traditional unit credit method. The consensus is effective as of the next measurement date of the plan, which is December 31, 2003, for the Company's cash balance plan. Any difference between the evaluation under the previous attribution method and the new attribution method should be recognized as an actuarial gain or loss. Adoption of this issue is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock-Based Compensation", and modifies the disclosure requirements of SFAS No. 123. In January 2003, the Company adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The fair value of stock-based awards granted during the year ended December 31, 2003 was $42, after-tax. The fair value of these awards will be recognized as expense over the awards' vesting periods, generally three years.

All stock-based awards granted or modified prior to January 1, 2003 will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company's stock-based compensation plans, see Note 11.


The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share (basic and diluted) as if the fair value method had been applied to all outstanding and unvested awards in each period.


                                                                                         For the years ended December 31,
                                                                                  ------------------------------------------------
(In millions, except for per share data)                                                 2003             2002               2001
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                                    $       (91)      $     1,000      $       507
Add:  Stock-based employee compensation expense included in reported net income
   (loss), net of related tax effects [1]                                                  20                 6                8
Deduct:  Total stock-based employee compensation expense determined under the
   fair value method for all awards, net of related tax effects                           (50)              (59)             (52)
----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) [2]                                                   $      (121)      $       947      $       463
----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
   Basic - as reported                                                            $     (0.33)      $      4.01      $      2.13
   Basic - pro forma [2]                                                          $     (0.44)      $      3.80      $      1.95
   Diluted - as reported [3]                                                      $     (0.33)      $      3.97      $      2.10
   Diluted - pro forma [2] [3]                                                    $     (0.44)      $      3.76      $      1.92
==================================================================================================================================

[1] Includes the impact of non-option plans of $6, $3 and $6 for the years ended December 31, 2003, 2002 and 2001, respectively.
[2] The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future years.
[3] As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, "Earnings Per Share", requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                   2003        2002       2001
------------------------------------------------------------------
Dividend yield                       2.3%         1.6%       1.6%
Expected price variability           39.8%       40.8%      29.1%
Risk-free interest rate              2.77%       4.27%      4.98%
Expected life                       6 years     6 years   6 years
------------------------------------------------------------------

The use of the fair value recognition method results in compensation expense being recognized in the financial statements at different amounts and in different periods than the related income tax deduction. Generally, the compensation expense recognized under SFAS No. 123 will result in a deferred tax asset since the stock compensation expense is not deductible for tax until the option is exercised. Deferred tax assets arising under SFAS No. 123 are evaluated as to future realizability to determine whether a valuation allowance is necessary. (For further discussion, see Note 15.)

INVESTMENTS

The Hartford's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" as defined in SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders' equity as a component of AOCI. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.6.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:


                                                                2003                                           2002
                                              ------------------------------------------     ---------------------------------------
                                               General Account Fixed     Percentage of        General Account Fixed    Percentage of
                                              Maturities at Fair Value    Total Fair           Maturities at Fair       Total Fair
                                                                             Value                    Value                Value
------------------------------------------------------------------------------------------------------------------------------------
Priced via independent market quotations      $          51,554               84.2%          $        40,391                82.5%
Priced via broker quotations                              3,090                5.0%                    3,987                 8.2%
Priced via matrices                                       3,297                5.4%                    2,373                 4.9%
Priced via other methods                                    209                0.3%                      151                 0.3%
Short-term investments [1]                                3,113                5.1%                    1,987                 4.1%
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                     $          61,263              100.0%          $        48,889               100.0%
====================================================================================================================================

[1] Short-term investments are valued at amortized cost, which approximates fair value.


The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20 ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No.
99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $1 for the years ended December 31, 2003, 2002, and 2001. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share and related amortization of deferred policy acquisition costs for certain Life products, are reported as a component of revenues and are determined on a specific identification basis.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Net investment income on these investments is recognized only when interest payments are received.

DERIVATIVE INSTRUMENTS

Overview
--------

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. (For a further discussion, see Note 3.)


The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial  Statement  Presentation of Derivative  Instruments and
--------------------------------------------------------------------------------
Hedging Activities
------------------

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. Fair value is based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and guaranteed minimum withdrawal benefit ("GMWB") reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

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

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.


Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair-value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment under SFAS No. 133. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses. During 2003, the Company began recording periodic net coupon settlements in net realized capital gains and losses and reclassified prior period amounts to conform to the current year presentation.

Hedge Documentation and Effectiveness Testing
---------------------------------------------

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is assessed using the quantitative methods, prescribed by SFAS No. 133, as amended, including the "Change in Variable Cash Flows Method," the "Change in Fair Value Method" and the "Hypothetical Derivative Method " depending on the hedge strategy. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which the derivative became ineffective and prospectively, as discussed below under discontinuance of hedge accounting.

Discontinuance of Hedge Accounting
----------------------------------

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives
--------------------

The Company occasionally purchases or issues financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk
-----------

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. In valuing the embedded derivative, the Company attributes a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the "Attributed Fees"). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are recorded in fee income.

For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under the current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. As of December 31, 2003, $6.2 billion or 36% of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index put options and futures contracts. For the year ended December 31, 2003, net realized capital gains and losses included the change in market value of both the value of the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $6 gain before deferred policy acquisition costs and tax effects. The net gain is due principally to an approximate $4 gain associated with international funds for which hedge positions had not been initiated prior to December 31, 2003, but were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Excluding these items our hedging strategy ineffectiveness on S&P 500 and NASDAQ economic hedge positions was not significant.

SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income.

Beginning January 1, 2004, products previously recorded in guaranteed separate accounts through December 31, 2003, will be recorded in the general account in accordance with the Company's adoption of the SOP. See the Adoption of New Accounting Standards section of Note 1 for a more complete discussion of the Company's adoption of the SOP.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

LIFE - Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of Life's DAC was $6.6 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2003 and 2002. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $45-$50, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $60-$70, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

PROPERTY & CASUALTY - The Property & Casualty operations also incur costs including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property and casualty insurance business and are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2003, 2002 and 2001 no material amounts of deferred policy acquisition costs were charged to expense based on the determination of recoverability.

RESERVE  FOR  FUTURE  POLICY  BENEFITS  AND UNPAID  CLAIMS AND CLAIM  ADJUSTMENT
EXPENSES

Life insurance subsidiaries of The Hartford establish and carry as liabilities actuarially determined reserves, which are calculated to meet The Hartford's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Hartford's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet The Hartford's policy obligations at their maturities or in the event of an insured's disability or death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company's reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

The following table displays the development of the claim reserves (included in reserve for future policy benefits and unpaid claims and claim adjustment expenses in the Consolidated Balance Sheets) resulting primarily from group disability products.


                                  For the years ended December 31,
                                 --------------------------------
                                    2003      2002       2001
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-GROSS     $2,914     $2,764    $2,384
Reinsurance recoverables              275        264       177
-----------------------------------------------------------------
BEGINNING CLAIM RESERVES-NET        2,639      2,500     2,207
-----------------------------------------------------------------
INCURRED EXPENSES RELATED TO
     Current year                   1,140      1,154     1,272
     Prior years                      (41)         4       (15)
-----------------------------------------------------------------
TOTAL INCURRED                      1,099      1,158     1,257
-----------------------------------------------------------------
PAID EXPENSES RELATED TO
     Current year                     367        387       439
     Prior years                      638        632       525
-----------------------------------------------------------------
TOTAL PAID                          1,005      1,019       964
-----------------------------------------------------------------
ENDING CLAIM RESERVES-NET           2,733      2,639     2,500
Acquisition of claim reserves       1,497         --        --
Reinsurance recoverables              250        275       264
-----------------------------------------------------------------
ENDING CLAIM RESERVES-GROSS        $4,480     $2,914    $2,764
=================================================================

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

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

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

Most of the Company's property and casualty reserves are not discounted. However, certain liabilities for unpaid claims, where the amount and timing of payments are fixed and reliably determinable, principally for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs for unrelated parties have been discounted to present value using an average interest rate of 4.8% in 2003 and 5.0% in 2002. At December 31, 2003 and 2002, such discounted reserves totaled $799 and $720, respectively (net of discounts of $525 and $527, respectively). Accretion of this discount did not have a material effect on net income during 2003, 2002 and 2001, respectively.


OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $25.6 billion and $22.3 billion, as of December 31, 2003 and 2002, respectively, represent net policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

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

FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholders' equity as a component of AOCI. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are generally their functional currencies.

DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

LIFE - Participating life insurance in-force accounted for 6%, 6% and 8% as of December 31, 2003, 2002 and 2001, respectively, of total life insurance in-force. Dividends to policyholders were $63, $65 and $68 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and a credit to a liability.

PROPERTY & CASUALTY - Net written premiums for participating property and casualty insurance policies represented 9% of total net written premiums for each of the years ended December 31, 2003, 2002 and 2001, respectively. Dividends to policyholders were $34, $57 and $38 for the years ended December 31, 2003, 2002 and 2001, respectively.

MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., and The Hartford Mutual Funds II, Inc. families of 34 open-end mutual funds as of December 31, 2003. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission ("SEC"), in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

REINSURANCE

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks that the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," have been met.

For the years ended December 31, 2003, 2002 and 2001, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers.

INCOME TAXES

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

2.  SEPTEMBER 11, 2001

As a result of September 11, the Company recorded in 2001 an estimated before-tax loss amounting to $678, net of reinsurance: $647 related to property and casualty operations and $31 related to life operations. The Property & Casualty loss included a $1.1 billion gross reserve addition, an estimated net reserve addition of $556 with cessions under reinsurance contracts of $569. Also included in the Property & Casualty loss was $91 of reinstatement and other reinsurance premiums. The property-casualty portion of the estimate includes coverages related to property, business interruption, workers' compensation, and other liability exposures, including those underwritten by the Company's assumed reinsurance operation. The Company based this loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for incurred but not reported policyholder losses and costs incurred in settling claims. The Company continues to carry the original incurred amount related to September 11, less any paid losses. Actual experience in some cases appears to be developing favorably to our original expectations, such as the higher than anticipated rate of participation in the victim's compensation fund. There is still uncertainty, particularly with respect to coverage disputes and the potential for the emergence of latent injuries. Furthermore, the deadline for filing a liability claim with respect to September 11 has been extended to March 11, 2004. As various deadlines pass and more coverage disputes are settled either out of court or through a court decision, the uncertainty about various aspects of the reserves will be reduced. The Company will continue to evaluate these reserves on a quarterly basis throughout 2004 and will make appropriate adjustments to reserve levels.


3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS


                                                                                     For the years ended December 31,
                                                                         ----------------------------------------------------------
COMPONENTS OF NET INVESTMENT INCOME                                                2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities income                                                      $     2,800        $     2,510        $     2,362
Policy loans income                                                                  210                254                307
Other investment income                                                              267                208                209
-----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                            3,277              2,972              2,878
Less:   Investment expenses                                                           44                 43                 36
-----------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                     $     3,233        $     2,929        $     2,842
===================================================================================================================================

COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                             $       255        $      (378)       $       (50)
Equity securities                                                                    (29)               (42)               (34)
Periodic net coupon settlements on non-qualifying derivatives                         44                 24                  8
Sale of affiliates                                                                    22                 (4)               (93)
Other [1]                                                                             --                 23                (60)
Change in liability to policyholders for net realized capital gains                    1                  1                  1
-----------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                       $       293        $      (376)       $      (228)
===================================================================================================================================

[1] 2003 includes $6 of net gains associated with the GMWB hedging program.


                                                                                     For the years ended December 31,
                                                                         ----------------------------------------------------------
COMPONENTS OF UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                       2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                       $        76        $        57        $       177
Gross unrealized losses                                                              (16)               (77)              (117)
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                         60                (20)                60
Deferred income taxes and other items                                                 20                 (7)                19
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses), net of tax                                             40                (13)                41
Balance - beginning of year                                                          (13)                41                 90
-----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                  $        53        $       (54)       $       (49)
===================================================================================================================================

COMPONENTS OF UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES
-----------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                       $     3,413        $     3,062        $     1,369
Gross unrealized losses                                                             (277)              (414)              (477)
Net unrealized gains credited to policyholders                                       (63)               (58)               (22)
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                               3,073              2,590                870
Deferred income taxes and other items                                              1,349              1,133                305
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains, net of tax                                                   1,724              1,457                565
Balance - beginning of year                                                        1,457                565                407
-----------------------------------------------------------------------------------------------------------------------------------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES                   $       267        $       892        $       158
===================================================================================================================================



COMPONENTS OF FIXED MATURITY INVESTMENTS
                                                                                    As of December 31, 2003
                                                          --------------------------------------------------------------------------
                                                            Amortized            Gross                 Gross               Fair
                                                               Cost        Unrealized Gains      Unrealized Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                            $     1,060     $         13          $         (3)         $     1,070
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                   3,315               51                    (5)               3,361
  States, municipalities and political subdivisions            10,003              786                   (19)              10,770
  International governments                                     1,436              148                    (2)               1,582
  Public utilities                                              2,316              151                   (15)               2,452
  All other corporate including international                  23,323            1,714                  (111)              24,926
  All other corporate - asset-backed                           13,235              543                  (122)              13,656
  Short-term investments                                        3,363                3                    --                3,366
  Redeemable preferred stock                                       76                4                    --                   80
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                $    58,127     $      3,413          $       (277)         $    61,263
====================================================================================================================================



                                                                                    As of December 31, 2002
                                                          --------------------------------------------------------------------------
                                                            Amortized            Gross                 Gross               Fair
                                                               Cost        Unrealized Gains      Unrealized Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES
  U.S. Gov't and Gov't agencies and authorities
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
====================================================================================================================================


The amortized cost and estimated fair value of fixed maturity investments at December 31, 2003 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

                                      Amortized        Fair
MATURITY                                 Cost          Value
-----------------------------------------------------------------
One year or less                     $     6,129   $     6,181
Over one year through five years          16,149        16,938
Over five years through ten years         16,874        17,827
Over ten years                            18,975        20,317
-----------------------------------------------------------------
TOTAL                                $    58,127   $    61,263
=================================================================

NON-INCOME PRODUCING INVESTMENTS

Investments that were non-income producing as of December 31 are as follows:

                          2003                  2002
                  ---------------------------------------------
Security Type      Amortized   Fair     Amortized    Fair
                      Cost     Value      Cost       Value
--------------------------------------------------------------
All other          $     3   $    6    $     --   $      1
corporate -
asset-backed
All other               19       50          37         56
corporate
including
international
International           12       12          32         31
governments
--------------------------------------------------------------
   TOTAL           $    34   $   68    $     69   $     88
==============================================================

For 2003, 2002 and 2001, net investment income was $31, $26 and $3, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

                                For the years ended December 31,
                               -----------------------------------
                                  2003       2002        2001
------------------------------------------------------------------
SALE OF FIXED MATURITIES
  Sale proceeds                $   13,827 $   9,174   $   8,714
  Gross gains                         576       276         202
  Gross losses                       (150)     (134)        (82)
SALE OF EQUITY SECURITIES
  Sale proceeds                $      490 $     649   $     803
  Gross gains                          47       144         135
  Gross losses                        (46)     (122)       (139)
==================================================================


CONCENTRATION OF CREDIT RISK

The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.


SECURITY UNREALIZED LOSS AGING

The following table presents the Company's unrealized loss, fair value and amortized cost for fixed maturity and equity securities, excluding securities subject to EITF Issue No. 99-20, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003.

                                           Less Than 12 Months               12 Months or More                      Total
                                     -------------------------------  -------------------------------  -----------------------------
                                     Amortized    Fair   Unrealized    Amortized Fair    Unrealized     Amortized   Fair  Unrealized
                                        Cost     Value     Losses        Cost     Value    Losses         Cost      Value    Losses
------------------------------------------------------------------------------------------------------------------------------------
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored)                          $    310  $    307  $    (3)     $      --  $   --  $     --      $     310  $   307  $     (3)
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored) - asset-backed                521       516       (5)             2       2        --            523      518        (5)
States, municipalities and political
 subdivisions                             448       429      (19)            --      --        --            448      429       (19)
International governments                 128       126       (2)            --      --        --            128      126        (2)
Public utilities                          442       432      (10)            66      61        (5)           508      493       (15)
All other corporate including
 international                          3,394     3,308      (86)           451     431       (20)         3,845    3,739      (106)
All other corporate - asset-backed      1,906     1,876      (30)           151     149        (2)         2,057    2,025       (32)
------------------------------------------------------------------------------------------------------------------------------------
   Total fixed maturities               7,149     6,994     (155)           670     643       (27)         7,819    7,637      (182)
Common stock                                4         4       --              4       4        --              8        8        --
Nonredeemable preferred stock              70        63       (7)            80      71        (9)           150      134       (16)
------------------------------------------------------------------------------------------------------------------------------------
   Total equity                            74        67       (7)            84      75        (9)           158      142       (16)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL TEMPORARILY IMPAIRED SECURITIES$  7,223  $  7,061  $  (162)     $     754  $  718  $    (36)     $   7,977  $ 7,779  $   (198)
====================================================================================================================================


The following discussion refers to the data presented in the table above.

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security's amortized cost. As of December 31, 2003, fixed maturities represented approximately 92% of the Company's unrealized loss amount, which was comprised of approximately 800 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $5.

The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of over 700 securities. Of the less than twelve months total unrealized loss amount $148, or 91%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $144 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $24, or 67%, was comprised of securities with fair value to amortized cost ratio as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the schedule above was financial services, which is included within the all other corporate, including international and non-redeemable preferred stock categories above. A description of the events contributing to the security type's unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services represents approximately $23 of the securities in an unrealized loss position for twelve months or more. All of these positions continue to be priced at or greater than 80% of amortized cost. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $13 in the twelve months or more unrealized loss category is comprised of approximately 60 securities with fair value to amortized cost ratios greater than 80%.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates.


DERIVATIVE INSTRUMENTS

Derivative instruments are recorded at fair value and presented in the consolidated balance sheets as of December 31, as follows:

                                                                                Asset Values                   Liability Values
                                                                          --------------------------       -------------------------
                                                                              2003         2002               2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Other investments                                                         $    199      $    299           $    --      $     --
Reinsurance recoverables                                                        --            48                89            --
Other policyholder funds and benefits payable                                  115            --                --            48
Fixed maturities                                                                 7            15                --            --
Other liabilities                                                               --            --               303           208
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                                                   $    321      $    362           $   392      $    256
====================================================================================================================================



The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company's separate accounts are not included because associated gains and losses generally accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31 in the following table.


                                                                                   Notional Amount                 Fair Value
                                                                              --------------------------    ------------------------
Hedging Strategy                                                                 2003          2002             2003         2002
------------------------------------------------------------------------------------------------------------------------------------
CASH-FLOW HEDGES
 Interest rate swaps
    Interest  rate swaps are  primarily  used to convert  interest  receipts  on floating-rate  fixed maturity  investments to fixed rates. These derivatives are predominantly used to better match cash receipts from
    assets with cash disbursements required to fund liabilities.              $    2,599   $    2,784       $       91    $     206
 Foreign currency swaps
    Foreign  currency swaps are used to convert foreign  denominated  cash flows associated with certain foreign  denominated  fixed maturity  investments to
    U.S.  dollars.  The foreign fixed  maturities  are primarily  denominated in
    Euros and are swapped to minimize cash flow
    fluctuations due to changes in currency rates.                                 1,060          389             (175)         (29)

FAIR-VALUE HEDGES
 Interest rate swaps
    A portion of the Company's  fixed debt is hedged against  increases in LIBOR
    (the benchmark interest rate). In addition,  interest rate swaps are used to hedge the changes in fair value of certain fixed rate
    liabilities due to changes in LIBOR.                                             862          530                4           22
 Interest rate caps and floors
    Interest  rate caps and floors are used to offset the  changes in fair value related to corresponding interest rate caps and floors that exist
    in certain of the Company's variable-rate fixed maturity investments.             80          180               (1)          (4)
 Swaptions
    Swaption arrangements are utilized to offset the change in the fair value of call options embedded in certain  municipal fixed maturity  securities.  The swaptions give the Company the option to enter into a "received fixed" swap.
    The purpose of the swaptions is to mitigate  reinvestment  risk arising from the call option embedded in the
    municipal security,  providing for a fixed return over the original term
    to maturity.                                                                      14           90                1            4
====================================================================================================================================

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS  (CONTINUED)

                                                                                   Notional Amount                 Fair Value
                                                                              --------------------------    ------------------------
Hedging Strategy                                                                 2003          2002             2003         2002
------------------------------------------------------------------------------------------------------------------------------------

NET INVESTMENT HEDGES
 Forwards
    Yen  denominated  forwards  are  used to  hedge  the net  investment  in the
    Japanese Life operation from potential volatility in the yen to U.S.
    dollar exchange rate.                                                        $   200   $       --       $       (4)   $      --


OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES
   Interest rate caps and swaption contracts
    The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company's loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company's competitiveness and reducing the policyholder's incentive to surrender.


    The  Company  also uses an  interest  rate cap as an  economic  hedge of the interest rate risk related to the fixed rate debt. In a rising interest rate  environment,  the cap will limit the net interest expense
    on the hedged fixed rate debt.                                                 1,966        1,016               19           11
  Credit default and total return swaps
    The Company enters into swap  agreements in which the Company assumes credit exposure  from an individual  entity,  referenced  index or asset pool.  The
    Company  assumes  credit  exposure to  individual  entities  through  credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an  obligation  to compensate  the  derivative  counterparty should  a  credit  event  occur on the  part of the  issuer.  Credit  events typically  include  failure on the part of the issuer to make a fixed dollar amount of  contractual  interest or principal  payments or  bankruptcy.  The maximum  potential  future  exposure to the Company is the notional value of the swap contracts, $137, after-tax, as of December 31, 2003 and 2002.

    The Company also assumes exposure to the change in value of indices or asset pools  through  total return  swaps.  As of December 31, 2003 and 2002,  the maximum potential future exposure to the Company from such
    contracts is $425 and $291, after-tax, respectively.                             865          915              (34)         (78)
 Options
    The Company  writes  option  contracts  for a premium to monetize the option embedded in certain of its fixed  maturity  investments.  The written option grants  the holder the  ability to call the bond at a  predetermined  strike value. The maximum  potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the
    appreciation in the value of the embedded long option.                           333        1,013                1           --
====================================================================================================================================

                                                                                   Notional Amount                 Fair Value
                                                                              --------------------------    ------------------------
Hedging Strategy                                                                 2003          2002             2003         2002
------------------------------------------------------------------------------------------------------------------------------------
 Interest rate swaps
    The Company enters into interest rates swaps to terminate  existing swaps in hedging  relationships,  and thereby  offsetting the changes in value in the original swap. In addition,  the Company uses interest rate swaps to convert interest receipts on floating-rate fixed maturity
    investments to fixed rates.                                                 $  3,077   $    2,706       $       11    $     (14)
 Foreign currency swaps and put and call options
    The Company  enters  into  foreign  currency  swaps,  purchases  foreign put options  and  writes  foreign  call  options to hedge the  foreign  currency exposures in certain of its foreign  fixed  maturity  investments.  Currency options were closed in January 2003 for a loss of $3,
    after-tax.                                                                       104        1,145              (31)         (12)
 Product derivatives
    The Company offers certain  variable annuity products with a GMWB rider. The
    GMWB is an embedded  derivative that provides the policyholder with a GRB if the  account  value is  reduced  to zero  through  a  combination  of market declines  and  withdrawals.  The GRB is  generally  equal to  premiums  less withdrawals.  The policyholder  also has the option,  after a specified time period, to reset the GRB to the then-current account value, if greater. (For a  further  discussion,  see Note  1.) The  notional  value of the  embedded
    derivative is the GRB balance.                                                14,961        2,760              115          (48)
 Reinsurance contracts
    Reinsurance  arrangements  are used to offset the Company's  exposure to the
    GMWB  embedded  derivative  for  the  lives  of the  host  variable  annuity contracts. The notional amount of the reinsurance contracts is the GRB
    amount.                                                                        9,139        2,760              (89)          48
 Futures  contracts,  equity index options and interest rate swap  contracts The
    Company  enters into interest rate futures,  Standard and Poor's ("S&P") 500 and NASDAQ index  futures  contracts  and put and call  options,  as well as interest rate swap contracts to hedge exposure to the volatility  associated with the portion of the GMWB liabilities
    which are not reinsured.                                                         544           --               21           --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                           $ 35,804   $   16,288       $      (71)   $     106
====================================================================================================================================


For the years ended December 31, 2003, 2002 and 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial. For the years ended December 31, 2003, 2002 and 2001, the Company recognized an after-tax net gain (loss) of $11, $22 and ($18), respectively, (reported as net realized capital gains and losses in the consolidated statements of operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment including the periodic net coupon settlements. The net, after-tax, GMWB activity (including the embedded derivative liability, reinsurance contracts and futures, swaps and option contracts) is included in this amount and totaled $4, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twenty-four months are $7. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twenty-four months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2003, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of gain (loss) included in the foreign currency translation adjustment associated with the net investment hedge was $(3) as of December 31, 2003. The net amount of gains (losses) recorded in the foreign currency translation adjustments account pertaining to the net investment hedge for the year ended December 31, 2003 was $(3).

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)


SECURITIES LENDING AND COLLATERAL ARRANGEMENTS

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2003, the fair value of the loaned securities was approximately $1.1 billion and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $1 for the year ended December 31, 2003, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2003 and 2002, collateral pledged of $275 and $96, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2003 and 2002 were as follows:



LOANED SECURITIES AND COLLATERAL PLEDGED                                                           2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
 U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored)                     $      464             $       20
 U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored - asset-backed)              33                     76
 International governments                                                                            20                     --
 Public utilities                                                                                     28                     --
 All other corporate including international                                                         612                     --
 All other corporate - asset-backed                                                                  244                     --
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                                     $    1,401             $       96
====================================================================================================================================

As of December 31, 2003 and 2002, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $1.4 billion and $454, respectively. At December 31, 2003 and 2002, only cash collateral of $1.2 billion and $176, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities and with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the non-cash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2003 and 2002. As of December 31, 2003 and 2002, all collateral accepted was held in separate custodial accounts.

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

Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate. For further discussion of other policyholder funds and derivatives, see Note 1.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt is based on market quotations from independent third party pricing services.

The carrying amounts and fair values of The Hartford's financial instruments at December 31, 2003 and 2002 were as follows:

                                                                  2003                                      2002
                                                 ---------------------------------------------------------------------------------
                                                 Carrying Amount     Fair Value             Carrying Amount       Fair Value
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Fixed maturities                                  $61,263             $61,263                $48,889               $48,889
 Equity securities                                     565                 565                    917                   917
 Policy loans                                        2,512               2,512                  2,934                 2,934
 Limited partnerships [1]                              345                 345                    881                   881
 Other investments [2]                               1,162               1,162                    909                   909
LIABILITIES
 Other policyholder funds and benefits payable     $24,284             $24,677                $20,744               $20,951
  [3]
 Short-term debt                                     1,050               1,055                    315                   315
 Long-term debt                                      4,613               5,173                  4,064                 4,283
 Derivative related liabilities [4]                    303                 303                    208                   208
==================================================================================================================================

[1]  Included in other investments on the consolidated balance sheets.
[2] 2003 and 2002 include $199 and $299 of derivative related assets, respectively.
[3] Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.
[4]  Included in other liabilities on the consolidated balance sheets.


5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill. The following tables show net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, with 2001 adjusted for goodwill amortization recorded.


                                                                                      2003              2002              2001
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
Income (loss) before cumulative effect of accounting changes                      $       (91)      $    1,000       $      541
Goodwill amortization, net of tax                                                        --                 --               52
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes                     (91)           1,000              593
Cumulative effect of accounting changes, net of tax                                      --                 --              (34)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                                        $       (91)      $    1,000       $      559
====================================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes                      $    (0.33)       $     4.01       $      2.27
Goodwill amortization, net of tax                                                        --                --               0.22
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes                  (0.33)             4.01              2.49
Cumulative effect of accounting changes, net of tax                                      --                --              (0.14)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                                        $    (0.33)       $     4.01       $      2.35
====================================================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting changes                      $    (0.33)       $     3.97       $      2.24
Goodwill amortization, net of tax                                                        --                --               0.22
------------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before cumulative effect of accounting changes                  (0.33)             3.97              2.46
Cumulative effect of accounting changes, net of tax                                      --                --              (0.14)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                                        $    (0.33)       $     3.97       $      2.32
====================================================================================================================================


The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                                    2003                                       2002
                                                    -------------------------------------       ------------------------------------
                                                     Gross Carrying    Accumulated Net           Gross Carrying   Accumulated Net
ACQUIRED INTANGIBLE ASSETS                               Amount          Amortization                Amount         Amortization
------------------------------------------------------------------------------------------------------------------------------------
Present value of future profits                       $       1,459    $        380              $       1,406     $        274
Renewal rights                                                   46              33                         42               27
Other                                                            11               1                         --               --
------------------------------------------------------------------------------------------------------------------------------------
Total                                                 $       1,516    $        414              $       1,448     $        301
====================================================================================================================================

Net amortization expense for the years ended December 31, 2003, 2002 and 2001 was $113, $117 and $128, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

   For the year ended December 31,
   -----------------------------------------------------------
                  2004                          $      130
                  2005                          $      105
                  2006                          $       94
                  2007                          $       78
                  2008                          $       69
   ===========================================================

The carrying amounts of goodwill as of December 31, 2003 and 2002 are shown below.

                                      2003         2002
--------------------------------------------------------
Life                    $              796  $       796
Property & Casualty                    152          153
Corporate                              772          772
--------------------------------------------------------
TOTAL                   $            1,720  $     1,721
========================================================

The Company's tests of its goodwill for impairment in accordance with SFAS No. 142 resulted in no write-downs for the years ended December 31, 2003 and 2002. For further discussions of the adoption of SFAS No. 142, see Note 1.

6.       SEPARATE ACCOUNTS

The Hartford maintained separate account assets and liabilities totaling $136.6 billion and $107.1 billion at December 31, 2003 and 2002, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $124.5 billion and $95.3 billion at December 31, 2003 and 2002, respectively, wherein the policyholder assumes the investment risk and reward and guaranteed separate accounts totaling $12.1 billion and $11.5 billion at December 31, 2003 and 2002, respectively, wherein Life contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $139 and $384 at December 31, 2003 and 2002, respectively. Net investment income (including net realized capital gains and losses ) and interest credited to policyholders on separate account assets are not reflected in the consolidated statements of operations. Beginning January 1, 2004, products previously recorded in guaranteed separate accounts through December 31, 2003, will be recorded in the general account in accordance with the Company's adoption of the SOP. See Note 1 for a more complete discussion of the Company's adoption of the SOP.

Separate account management fees and other revenues included in fee income were $1.3 billion, $1.2 billion and $1.3 billion in 2003, 2002 and 2001, respectively. The guaranteed separate accounts include fixed MVA individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.0% and 6.3% at December 31, 2003 and 2002, respectively. The assets that support these liabilities were comprised of $11.7 billion and $11.1 billion in fixed maturities as of December 31, 2003 and 2002, respectively, and $106 and $385 of other investments as of December 31, 2003 and 2002, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(81) and $135 in net carrying value and $2.6 billion and $3.6 billion in notional amounts as of December 31, 2003 and 2002, respectively.

7. RESERVES FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

As described in Note 1, The Hartford establishes reserves for claims and claim adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

The establishment of appropriate reserves, including reserves for catastrophes and asbestos and environmental claims, is inherently uncertain. The Hartford regularly updates its reserve estimates as new information becomes available and events unfold that may have an impact on unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be necessary. For further discussion of asbestos and environmental claims, see Note 16.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses follows:

                                    For the years ended December
                                                31,
                                   ------------------------------
                                     2003      2002      2001
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $17,091   $17,036   $16,293
Reinsurance and other recoverables    3,950     4,176     3,871
-----------------------------------------------------------------
BEGINNING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       13,141    12,860    12,422
-----------------------------------------------------------------
ADD PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES
     Current year                     6,102     5,577     5,992
     Prior years                      2,824       293       143
-----------------------------------------------------------------
TOTAL PROVISION FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT EXPENSES       8,926     5,870     6,135
-----------------------------------------------------------------
LESS PAYMENTS
     Current year                     2,369     2,257     2,349
     Prior years                      3,480     3,332     3,243
-----------------------------------------------------------------
TOTAL PAYMENTS                        5,849     5,589     5,592
-----------------------------------------------------------------
Other [1]                                --        --      (105)
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-NET                       16,218    13,141    12,860
Reinsurance and other recoverables    5,497     3,950     4,176
-----------------------------------------------------------------
ENDING LIABILITIES FOR UNPAID
  CLAIMS AND CLAIM ADJUSTMENT
  EXPENSES-GROSS                    $21,715   $17,091   $17,036
=================================================================
[1] Includes $(101) related to the sales of international subsidiaries for the year ended December 31, 2001.

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

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford's property and casualty businesses at December 31, 2003 represent the Company's best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve reestimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

Examples of current trends include increases in medical cost inflation rates and physical damage repair costs, changes in internal claim practices, changes in the legislative and regulatory environment over workers' compensation claims, evolving exposures to construction defects and other mass torts and the potential for further adverse development of asbestos and environmental claims.

   8. DEBT

SHORT-TERM DEBT                                 2003       2002
                                              --------------------

Commercial paper                            $    850   $    315
Current maturities of long-term debt             200         --
------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                       $  1,050   $    315
==================================================================


LONG -TERM DEBT [1]    Senior Notes and
Debentures                                      2003       2002
------------------------------------------------------------------
   6.9%    Notes, due 2004                  $     --   $    199
------------------------------------------------------------------
   7.75%   Notes, due 2005                       249        247
   2.375%  Notes, due 2006                       250         --
   7.1%    Notes, due 2007                       198        198
   4.7%    Notes, due 2007                       300        300
   6.375%  Notes, due 2008                       200        200
   4.1%    Equity Units Notes, due 2008          330        330
   2.56%   Equity Units Notes, due 2008          690         --
   7.9%    Notes, due 2010                       275        274
   4.625%  Notes, due 2013                       321         --
   7.3%    Notes, due 2015                       200        200
   7.65%   Notes, due 2027                       248        248
   7.375%  Notes, due 2031                       400        400
------------------------------------------------------------------
     TOTAL SENIOR NOTES AND DEBENTURES      $  3,661   $  2,596
------------------------------------------------------------------
   Junior Subordinated Debentures
------------------------------------------------------------------
   7.7%    Notes, due 2016                        --        500
   7.20%   Notes, due 2038                       245        245
   7.625%  Notes, due 2050                       200        200
   7.45%   Notes, due 2050                       507        523
------------------------------------------------------------------
     TOTAL JUNIOR SUBORDINATED
      DEBENTURES                                 952      1,468
------------------------------------------------------------------
   TOTAL LONG-TERM DEBT                     $  4,613   $  4,064
==================================================================
[1]  The Hartford's  long-term debt securities are issued by either The Hartford
     Financial   Services  Group,   Inc.  ("HFSG")  or  HLI  and  are  unsecured
     obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HSFG or HLI.


SHELF REGISTRATIONS

On December 3, 2003, The Hartford's shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford ("The Hartford Trusts"). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2003, The Hartford had $3.0 billion remaining on its shelf. Subsequently, in January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of

$411. Accordingly, as of February 27, 2004, the Company had $2.6 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2003, HLI had $1.0 billion remaining on its shelf.



COMMERCIAL PAPER AND REVOLVING CREDIT FACILITIES

                                                                                                             As of December 31,
                                                                                                       --------------- -------------
Description                                  Effective Date    Expiration Date    Maximum Available         2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper
  The Hartford                                  11/10/86             N/A             $   2,000         $     850       $      315
  HLI                                            2/7/97              N/A                   250                --               --
------------------------------------------------------------------------------------------------------------------------------------
Total commercial paper                                                               $   2,250         $     850       $      315
Revolving Credit Facility
  5-year revolving credit facility               6/20/01           6/20/06           $   1,000         $      --       $       --
  3-year revolving credit facility              12/31/02          12/31/05                 490                --               --
------------------------------------------------------------------------------------------------------------------------------------
Total revolving credit facility                                                      $   1,490         $      --       $       --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL  OUTSTANDING  COMMERCIAL  PAPER  AND
    REVOLVING CREDIT FACILITIES                                                      $   3,740         $     850       $      315
====================================================================================================================================


LONG-TERM DEBT OFFERINGS

Equity Units Offerings
----------------------

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

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $56.875. Because the average market price of the Hartford's common stock during the period from the date of issuance through December 31, 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings (loss) per share calculation. On September 13, 2002, The Hartford issued 6.6 million 6% equity units at a price of fifty dollars per unit and received net proceeds of $319.

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


The equity units are reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the issuance of the shares of The Hartford's common stock upon the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company's common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford's common stock during the period from the date of issuance through December 31, 2002 and for the year ended December 2003, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings (loss) per share calculations.

Senior Notes Offerings
----------------------

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

JUNIOR SUBORDINATED DEBENTURES

The Hartford and its subsidiary HLI have formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") of The Hartford or HLI; and (iii) engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trust preferred securities. For further discussion of the adoption of FIN 46R, see Note 1.

The financial structure of Hartford Capital I and III, and Hartford Life Capital I and II, as of December 31, 2003 and 2002, were as follows:



                                                            Hartford Capital    Hartford Life       Hartford Life          Hartford
                                                                   III            Capital II          Capital I        Capital I [4]
------------------------------------------------------------------------------------------------------------------------------------
   JUNIOR SUBORDINATED DEBENTURES [1] [2]
   Principal amount owed                                          $500               $200               $250                 $500
   Balance December 31, 2003                                      $507               $200               $245                 $--
   Balance December 31, 2002                                      $523               $200               $245                 $500
   Coupon rate                                                    7.45%             7.625%              7.20%                7.70%
   Interest payable                                             Quarterly         Quarterly           Quarterly           Quarterly
   Maturity date                                              Oct. 26, 2050     Feb. 15, 2050       June 30, 2038      Feb. 28, 2016
   Redeemable by issuer on or after                           Oct. 26, 2006      Mar. 6, 2006       June 30, 2003      Feb. 28, 2001
   TRUST PREFERRED SECURITIES
   Issuance date                                              Oct. 26, 2001      Mar. 6, 2001       June 29, 1998      Feb. 28, 1996
   Securities issued                                           20,000,000         8,000,000          10,000,000           20,000,000
   Liquidation preference per security (in dollars)                $25                $25                $25                  $25
   Liquidation value                                              $500               $200               $250                 $500
   Coupon rate                                                    7.45%             7.625%              7.20%                7.70%
   Distribution payable                                         Quarterly         Quarterly           Quarterly          Quarterly
   Distribution guaranteed by [3]                             The Hartford           HLI                 HLI            The Hartford
====================================================================================================================================

[1] For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford's or HLI's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.
[2] The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.
[3] The Hartford has guaranteed,  on a subordinated  basis,  all of the Hartford
    Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.
[4] $180 of the securities for Hartford Capital I were redeemed on June 30, 2003. The remaining $320 of these securities were redeemed on September 30, 2003.

Subsequent event -- On February 13, 2004, the Company provided notice that all outstanding 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I have been called for redemption on March 15, 2004. The Company intends to fund the redemption through the issuance of $150 of commercial paper and the utilization of $100 from internal sources.





INTEREST EXPENSE

The following table presents interest expense incurred for 2003, 2002 and 2001, respectively.


                              For the years ended December 31,
                              ----------------------------------
                                 2003       2002       2001
----------------------------------------------------------------
Short-term debt               $      5    $     6    $      2
Long-term debt [1]                 266        259         293
----------------------------------------------------------------
TOTAL INTEREST EXPENSE        $    271    $   265    $    295
----------------------------------------------------------------
[1] Includes junior subordinated debentures.

9.  STOCKHOLDERS' EQUITY

COMMON STOCK

On May 23, 2003, The Hartford issued approximately 24.2 million shares of common stock pursuant to an underwritten offering at a price to the public of $45.50 per share and received net proceeds of $1.1 billion. Subsequently, on May 30, 2003, The Hartford issued approximately 2.2 million shares of common stock at a price to the public of $45.50 per share and received net proceeds of $97.

On May 23, 2003 and May 30, 2003, The Hartford issued 12.0 million 7% equity units and 1.8 million 7% equity units, respectively. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and
15.2 million shares in the aggregate. For further discussion of the equity units issuance, see Note 8 above.

On September 13, 2002, The Hartford issued approximately 7.3 million shares of common stock pursuant to an underwritten offering at a price of $47.25 per share and received net proceeds of $330. Also on September 13, 2002, The Hartford issued 6.6 million 6% equity units. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly-issued shares of The Hartford's common stock. Upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million shares in the aggregate. For further discussion of this issuance, see Note 8.

At the Company's annual meeting of shareholders held on April 18, 2002, shareholders approved an amendment to Section (a) Article Fourth of the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 400 million to 750 million.

Subsequent events - On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short term and long term disability business of CNA Financial Corporation. (For further discussion of this acquisition, see Note 18.)


PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued. In 1995, the Company approved The Hartford Stockholder Rights Plan, pursuant to which a nonvoting right attaches to each share of common stock. Upon the occurrence of certain triggering events, the right will permit each shareholder to purchase a fraction of a share of the Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock") of The Hartford. There are 300,000 authorized shares of Series A Preferred Stock. No shares were issued or outstanding at December 31, 2003 or 2002.

STATUTORY RESULTS

                                             As of December 31,
                                       ---------------------------
                                          2003          2002
------------------------------------------------------------------
STATUTORY SURPLUS
  Life operations                      $    4,470    $    3,019
  Property & Casualty operations            5,900         4,878
------------------------------------------------------------------
    TOTAL                              $   10,370    $    7,897
==================================================================

                                 For the years ended December 31,
                                 ---------------------------------
                                   2003         2002        2001
------------------------------------------------------------------
STATUTORY NET INCOME (LOSS)
  Life operations                $  1,026    $   (137)   $ (364)
  Property & Casualty operations     (196)      4,779      (223)
------------------------------------------------------------------
    TOTAL                        $    830    $  4,642    $ (587)
==================================================================

A significant percentage of the consolidated statutory surplus is permanently invested or is subject to various state and foreign government regulatory restrictions or other agreements which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2003, the maximum amount of statutory dividends which may be paid to HFSG from its insurance subsidiaries in 2004, without prior approval, is $1.4 billion.

The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the applicable state insurance department which vary with GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, and for statutory reporting all bonds are carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. The Company's use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

10.      EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts have been computed in accordance with the provisions of SFAS No. 128. The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

(In millions, except for per share data)

                                                                                   NET INCOME
2003                                                                                 (LOSS)          SHARES   PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
    Net income (loss) available to common shareholders                            $         (91)       272.4  $       (0.33)
                                                                                                                --------------------
DILUTED EARNINGS  (LOSS) PER SHARE [1]
    Options                                                                                  --         --              --
                                                                                    --------------------------
    Net income (loss) available to common shareholders plus assumed conversions   $         (91)       272.4  $       (0.33)
------------------------------------------------------------------------------------------------------------------------------------

2002
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Net income available to common shareholders                                    $       1,000          249.4  $        4.01
                                                                                                                 -------------------
DILUTED EARNINGS PER SHARE
  Options                                                                                   --            2.4
                                                                                   ----------------------------
  Net income available to common shareholders plus assumed conversions           $       1,000          251.8  $        3.97
------------------------------------------------------------------------------------------------------------------------------------

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
====================================================================================================================================

[1] As a result of the net loss for the year ended December 31, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

Basic earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the dilutive effect of outstanding options and the Company's equity units, if any, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

11.      STOCK COMPENSATION PLANS

On May 18, 2000, the shareholders of The Hartford approved The Hartford Incentive Stock Plan (the "2000 Plan"), which replaced The Hartford 1995
Incentive Stock Plan (the "1995 Plan"). The terms of the 2000 Plan were substantially similar to the terms of the 1995 Plan except that the 1995 Plan had an annual award limit and a higher maximum award limit.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2003, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares. In 1997, the Company awarded special performance-based options and restricted stock to certain key executives under the 1995 Plan. The awards vested only if the Company's stock traded at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options could not be exercised nor restricted shares disposed of until March 1, 2001. As a result of the Company's stock trading at predetermined levels for ten consecutive days, in May 1999 and also in September 2000, the special performance-based options and restricted stock vested. As a result, the Company began recognizing compensation expense in May 1999 and continued to recognize expense through March 1, 2001.

In 1996, the Company established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2003, 2002 and 2001, 443,467 and 408,304, and 315,101 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $11.96, $11.70, and $14.31 in 2003, 2002 and 2001, respectively.
Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation awards granted or modified after January 1, 2003. All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in APB Opinion No. 25 and related interpretations. (See
Note 1 for discussion of accounting for stock compensation plans.) A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 2003, 2002 and 2001 and changes during the years ended December 31, 2003, 2002 and 2001 is presented below:


                                  -------------------------------   -------------------------------   ------------------------------
                                               2003                              2002                              2001
                                  -------------------------------   -------------------------------   ------------------------------
                                              Weighted Average                  Weighted Average                  Weighted Average
(Shares in thousands)              Shares      Exercise Price         Shares     Exercise Price         Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beg. of  year        20,172        $49.66              18,937        $45.29              16,970        $39.96
Granted                              2,904         37.54               3,800         65.56               4,237         62.10
Exercised                           (1,225)        33.89              (2,060)        37.32              (1,789)        34.28
Canceled/Expired                      (633)        56.37                (505)        54.63                (481)        45.04
                                  -----------                       -----------                       -----------
Outstanding at end of year          21,218         48.69              20,172         49.66              18,937         45.29
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year          14,661         46.02              12,099         43.47              10,716         40.30
Weighted average fair value of
   options granted                  $15.46                            $25.20                            $20.35
====================================================================================================================================


The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2003:


                                          Options Outstanding                                         Options Exercisable
                    -----------------------------------------------------------------      -----------------------------------------
                                              Weighted Average                                    Number              Weighted
     Range of        Number Outstanding     Remaining Contractual  Weighted Average           Exercisable at           Average
 Exercise Prices    at December 31, 2003        Life (Years)        Exercise Price          December 31, 2003       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 $15.31 - $22.97                382                  1.2                 $20.16                        382             $20.16
  22.97 - 30.63                 487                  2.1                  26.02                        487              26.02
  30.63 - 38.28               6,001                  6.9                  35.69                      3,798              34.72
  38.28 - 45.94               3,835                  4.6                  43.16                      3,786              43.17
  45.94 - 53.59               2,084                  4.2                  48.27                      2,040              48.25
  53.59 - 61.25               1,132                  5.5                  57.42                        731              57.63
  61.25 - 68.91               7,262                  7.3                  64.00                      3,403              63.47
  68.91 - 76.56                  35                  6.9                  71.98                         34              72.11
------------------------------------------------------------------------------------------------------------------------------------
 $15.31 - $76.56             21,218                  6.1                 $48.69                     14,661             $46.02
====================================================================================================================================

12.  PENSION PLANS AND  POSTRETIREMENT  HEALTH CARE AND LIFE  INSURANCE  BENEFIT
     PLANS

The Company maintains a U.S. qualified defined benefit pension plan ("the Plan") that covers substantially all employees. U.S. employees of the Company and certain affiliates hired prior to January 1, 2001 and who have rendered 5 or more years of service are entitled to annual pension benefits, beginning at normal retirement age (65), equal to 2% of their final average pay per year multiplied by the number of years of credited service up to a maximum of 60% of the average, less 1 2/3% of primary Social Security per year of credited service, up to a maximum of 50%. Final average pay represents the average of any of their 60 highest paid calendar months during the last 120 calendar months of credited service preceding termination or retirement. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the "cash balance formula". Under the cash balance formula, a notional account is established for each employee that is credited with a percentage of the employee's pay for each pay period, based on the employee's age and whether or not the employee's pay has exceeded the Social Security taxable wage base at the time crediting occurs. Interest is also credited on employee cash balance accounts.

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

Once they become vested, employees can elect to receive the value of their plan benefit (the accumulated sum of their annual plan allocations with interest) in a single cash payment when they leave the Company. In September 2003, the Company announced its approval to amend the Plan to implement, as of January 1, 2009, the cash balance formula for the purposes of calculating future pension benefits for services rendered on or after January 1, 2009, for all employees hired before January 1, 2001. These amounts are in addition to amounts earned through December 31, 2008 under the traditional final average pay formula. Employees hired on or after January 1, 2001 date are currently covered under the same cash balance formula. Under certain conditions, as described in the Plan document, the Plan permits early retirement at ages 50-64 with a reduced benefit. Employees may elect to receive their pension benefits in the form of a life annuity or joint and survivor annuity. Employees covered under the cash balance formula may elect a lump-sum distribution. Employees automatically receive the portion of their accumulated plan benefits as a lump-sum distribution upon retirement or termination, if less than five thousand dollars. If employees terminate before rendering 5 years of service, they forfeit the right to receive the portion of their accumulated plan benefits attributable to the Company's contributions.

The Company also maintains unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits.

The Hartford provides certain health care and life insurance benefits for eligible retired employees. The Hartford's contribution for health care benefits will depend upon the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002.

As more fully discussed in Note 1, FASB issued FSP No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. The issue is whether any employer that provides postretirement prescription drug coverage should recognize the effects of the Act on the benefit obligation and net periodic postretirement benefit cost and, if so, when and how those costs should be accounted for by the employer. Under the FSP, companies have a one-time election to defer the effects of the new legislation in financial statements for periods ending after December 7, 2003. The Company has elected to defer the effects of the Act. Companies electing to defer recognition of the effects must defer recognition until the FASB issues clarifying guidance on how the legislation should be interpreted. All measures of the benefit obligation and net periodic postretirement benefit costs included in the consolidated financial statements and footnotes do not reflect the effects of the Act. Future guidance, when issued by the FASB, could require the Company to restate previously reported information. The Company is in the process of reviewing the provisions of the Act in conjunction with the Company's postretirement benefit plan and does not expect the impact of the Act to be significant.

OBLIGATIONS AND FUNDED STATUS

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford's defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2003 and 2002. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

                                                                       Pension Benefits              Other Postretirement Benefits
                                                                -------------------------------      -------------------------------
CHANGE IN BENEFIT OBLIGATION                                         2003            2002                 2003           2002
------------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation - beginning of year                        $      2,588    $     2,108             $   434     $       373
  Service cost (excluding expenses)                                      101             80                  12               9
  Interest cost                                                          167            156                  28              27
  Plan participants' contributions                                        --             --                   6               6
  Amendments                                                            (168)            --                  --              (5)
  Actuarial loss                                                          48             31                   5               7
  Change in assumption:
   Discount rate                                                         100            354                  22              44
   Salary scale                                                           --            (29)                 --              --
  Benefits paid                                                         (113)          (112)                (30)            (27)
  Other / Foreign exchange adjustment                                     11             --                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     BENEFIT OBLIGATION - END OF YEAR                           $      2,734    $     2,588             $   477     $       434
====================================================================================================================================

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)


CHANGE IN PLAN ASSETS                                                  Pension Benefits              Other Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets - beginning of year                 $      1,487      $   1,711          $       96     $        97
  Actual return on plan assets                                           334           (119)                  7               4
  Employer contribution                                                  306             --                  --              --
  Benefits paid                                                         (107)          (101)                 (3)             (5)
  Expenses paid                                                           (4)            (4)                 --              --
  Other / Foreign exchange adjustment                                     (1)            --                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     FAIR VALUE OF PLAN ASSETS - END OF YEAR                    $      2,015      $   1,487          $      100     $        96
====================================================================================================================================

                                                                        Pension Benefits              Other Postretirement Benefits
                                                                  -----------------------------       ------------------------------
                                                                        2003           2002                2003            2002
------------------------------------------------------------------------------------------------------------------------------------

Funded status                                                   $       (719)     $  (1,101)         $     (377)    $      (338)
Unrecognized transition obligation                                        --             --                   2               2
Unrecognized net actuarial (gain) loss                                   915            934                 123              98
Unrecognized prior service cost                                         (148)            26                 (85)           (108)
------------------------------------------------------------------------------------------------------------------------------------
     NET AMOUNT RECOGNIZED                                      $         48      $    (141)         $     (337)    $      (346)
====================================================================================================================================


Amounts recognized in the consolidated balance sheets consist of:

                                                                       Pension Benefits              Other Postretirement Benefits
                                                                -------------------------------      -------------------------------
                                                                     2003            2002                 2003           2002
------------------------------------------------------------------------------------------------------------------------------------
 Accrued benefit liability                                      $       (529)     $    (763)          $    (337)    $      (346)
 Intangible asset                                                         --             32                  --              --
 Accumulated other comprehensive income                                  577            590                  --              --
------------------------------------------------------------------------------------------------------------------------------------
     NET AMOUNT RECOGNIZED                                      $         48      $    (141)          $    (337)    $      (346)
====================================================================================================================================


In 2003, the Company amended its defined benefit pension plan. Effective January 1, 2009, participants covered under the traditional final-average-pay formula will accrue benefits under the cash balance formula for service rendered after this date. As a result of this amendment the Plan benefit obligations decreased approximately $168.

The funded status of the Company's defined benefit pension and other postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company has recorded a change in minimum liabilities as of December 31, 2003 and 2002 as presented below:

                                                                                                               Pension Benefits
                                                                                                        ----------------------------
                                                                                                                2003        2002
------------------------------------------------------------------------------------------------------------------------------------
 Accumulated benefit obligation for under-funded plans                                                  $      2,531  $      2,250
 Fair value of plan assets for under-funded plans                                                              2,002         1,487
 Unfunded accumulated benefit obligation                                                                         529           763
------------------------------------------------------------------------------------------------------------------------------------
 Net amount recognized                                                                                            48          (141)
 Intangible asset                                                                                                 --           (32)
------------------------------------------------------------------------------------------------------------------------------------
 Minimum pension liability, end of year                                                                          577           590
 Minimum pension liability, beginning of year                                                                    590            30
------------------------------------------------------------------------------------------------------------------------------------
 Increase/(decrease) in minimum pension liability included in other comprehensive income, before-tax    $        (13) $        560
 Increase/(decrease) in minimum pension liability included in other comprehensive income, after-tax     $         (8) $        364
====================================================================================================================================


COMPONENTS OF NET PERIODIC BENEFIT COST

Total net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 include the following components:

                                                                    Pension Benefits                Other Postretirement Benefits
                                                           -----------------------------------    ----------------------------------
                                                               2003        2002       2001            2003       2002        2001
------------------------------------------------------------------------------------------------------------------------------------
 Service cost                                              $     105   $      84  $      70       $     12   $      9    $      8
 Interest cost                                                   167         156        145             27         27          25
 Expected return on plan assets                                 (184)       (183)      (168)            (8)        (9)         (9)
 Amortization of prior service cost                                6           6          6            (24)       (24)        (23)
 Amortization of unrecognized net losses                          26           4          4              4          2          --
------------------------------------------------------------------------------------------------------------------------------------
   NET PERIODIC BENEFIT COST                               $     120   $      67  $      57       $     11   $      5    $      1
====================================================================================================================================

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

ASSUMPTIONS

Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

                                      As of December 31,
                         ------------------------------------------
                                      2003              2002
-------------------------------------------------------------------
 Discount rate                    6.25%                6.50%
 Rate of increase in
   compensation levels            4.00%                4.00%
===================================================================

Weighted average assumptions used in calculating the net pension cost for the plans were as follows:

                                         Twelve Months Ended
                                             December 31,
                                     -----------------------------
                                       2003     2002      2001
------------------------------------------------------------------
 Discount rate                         6.50%    7.50%       7.75%
 Expected long-term rate of return
   on plan assets                      9.00%    9.75%       9.75%
 Rate of increase in compensation
   levels                              4.00%    4.25%       4.25%
==================================================================

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cashflow analysis of the Company's pension obligation and general movements in the current market environment. The Company determines the long-term rate of return assumption for the pension plan's asset portfolio based on analysis of the portfolio's historical rates of return balanced with future long-term return expectations. Based on its long-term outlook with respect to the markets, which has been influenced by the poor equity market performance in recent years as well as the recent decline in fixed income security yields, the Company lowered its long-term rate of return assumption from 9.00% to 8.50% as of December 31, 2003.

Assumed health care cost trend rates were as follows:

                                                As of
                                            December 31,
                                    ------------------------------
                                       2003       2002      2001
------------------------------------------------------------------
 Health care cost trend rate          9.00%     9.00%      10.00%
 Rate to which the cost  trend rate
   is  assumed   to  decline   (the
   ultimate trend rate)               5.00%     5.00%       5.00%
 Year  that  the rate  reaches  the
   ultimate trend rate                2008      2007        2007
==================================================================

Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plan. Increasing/decreasing the health care trend rates by one percent would have the effect of increasing/decreasing the benefit obligation as of December 31, 2003 by $16 and the annual net periodic expense for the year then ended by $1.


PLAN ASSETS

The Company's defined benefit pension plan weighted average asset allocation at December 31, 2003 and 2002, and target allocation for 2004 by asset category are as follows:

                    PERCENTAGE OF PENSION
                    PLAN ASSETS FAIR VALUE         TARGET
                       AT DECEMBER 31,           ALLOCATION
                   -------------------------
                       2003        2002             2004
-----------------------------------------------------------------
Equity securities         61%         54%        50% - 70%
Debt securities           39%         46%        30% - 50%
Real estate               --%         --%       2% maximum
Other                     --%         --%       5% maximum
-----------------------------------------------------------------
TOTAL                   100%         100%
=================================================================

There was no Company common stock included in the Plan's assets as of December 31, 2003 and 2002.

The Company's other benefit plans' weighted average asset allocation at December 31, 2003 and 2002, and target allocation for 2004 by asset category are as follows:
                      PERCENTAGE OF OTHER
                     POSTRETIREMENT BENEFIT
                     PLAN ASSETS FAIR VALUE        TARGET
                        AT DECEMBER 31,          ALLOCATION
                    -------------------------
                        2003        2002            2004
-----------------------------------------------------------------
Equity securities          38%         34%        25% - 45%
Debt securities            62%         66%        55% - 75%
-----------------------------------------------------------------
TOTAL                     100%        100%
=================================================================

Included in equity securities is the Company's common stock in the amounts of $1 (0.50% of total Other Postretirement Benefit plan assets) at December 31, 2003 and 2002.

The overall goal of the Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. Investment decisions are approved by the Company's Pension Committee. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Plan.

Divergent market performance among different asset classes may, from time to time, cause the asset allocation to deviate from the desired asset allocation ranges. The asset allocation mix is reviewed on a periodic basis. If it is determined that an asset allocation mix rebalancing is required, future portfolio additions and withdrawals will be used, as necessary, to bring the allocation within tactical ranges.

In order to minimize risk, the Plan maintains a listing of permissible and prohibited investments. In addition, the Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. The Company employs a duration overlay program to adjust the duration of the fixed income component in the plan assets to better match the duration of the benefits obligations. The portfolio will invest primarily in U.S. Treasury notes

12. PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFIT PLANS (CONTINUED)

and bond future contracts to maintain the duration within +/- 0.75 year of target duration.

CASH FLOWS

The following table illustrates the Company's prior and anticipated future contributions.
                                                      OTHER
        EMPLOYER                  PENSION         POSTRETIREMENT
    CONTRIBUTIONS                 BENEFITS           BENEFITS
-----------------------------------------------------------------
  2002                             $--               $--
  2003                             $306              $--
  2004 (best estimate)             $300              $--
=================================================================

The Company presently anticipates contributing approximately $300 million to its pension plan in 2004, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company's other capital requirements. The Company's 2004 required minimum funding contributions are estimated to be approximately $160 assuming no continued pension relief. If Congress approves the pension relief legislation for 2004, the Company is not expected to have a minimum funding requirement during the year.

Employer   contributions   in  2003  were  made  in  cash  and  do  not  include
contributions of the Company's common stock.

13.  INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates at least 0.5% of base salary to the plan for each eligible employee. In 2004, the Company will allocate 1.5% of base salary to the plan for eligible employees who have salaries of less than ninety thousand dollars per year. The cost to The Hartford for this plan was approximately $36, $34 and $30 for 2003, 2002 and 2001, respectively.

14.  REINSURANCE

The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also assumes reinsurance from other insurers. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Virtually all of The Hartford's property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2003, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company's stockholders' equity.

LIFE

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of minimum death benefit guarantees and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Life insurance net retained premiums were comprised of the following:

                              For the years ended December 31,
                            -------------------------------------
                                2003         2002        2001
-----------------------------------------------------------------
Gross premiums              $    6,247  $    5,634     $ 5,950
Assumed                            195         180         232
Ceded                             (465)       (420)       (446)
-----------------------------------------------------------------
  NET RETAINED PREMIUMS     $    5,977  $    5,394     $ 5,736
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

Life also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999. (For further discussion of this arbitration, see Note 16.)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $541, $484 and $392 for the years ended December 31, 2003, 2002 and 2001, respectively.

PROPERTY AND CASUALTY

The effect of reinsurance on property and casualty premiums written and earned was as follows:

                            For the years ended December 31,
                          --------------------------------------
                               2003        2002         2001
----------------------------------------------------------------
PREMIUMS WRITTEN
     Direct               $   10,393   $   8,985   $    7,625
     Assumed                     688         850        1,035
     Ceded                    (2,016)     (1,251)      (1,075)
----------------------------------------------------------------
       NET                $    9,065   $   8,584   $    7,585
================================================================


PREMIUMS EARNED
     Direct               $    9,919   $   8,404   $    7,230
     Assumed                     731         872        1,016
     Ceded                    (1,845)     (1,162)        (980)
----------------------------------------------------------------
       NET                $    8,805   $   8,114   $    7,266
================================================================

Reinsurance  cessions,   which  reduce  claims  and  claim  adjustment  expenses
incurred, were $2.0 billion, $988 and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

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

As of December 31, 2003 and 2002, the allowance for uncollectible reinsurance totaled $381 and $211, respectively.

REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, HLI reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, HLI will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 1. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company's GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.


15.  INCOME TAX

The provision (benefit) for income taxes consists of the following:

                                                                                  For the years ended December 31,
                                                               --------------------------------------------------------------------
                                                                       2003                    2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)
     Current  -    U.S. Federal                                $        (120)          $         136            $        (240)
                 International                                             5                       3                       (2)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT                                                  (115)                    139                     (242)
-----------------------------------------------------------------------------------------------------------------------------------
     Deferred -   U.S. Federal                                 $        (344)          $         (70)           $          41
                 International                                            --                      (1)                       1
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFERRED                                                 (344)                    (71)                      42
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAX EXPENSE (BENEFIT)                    $        (459)          $          68            $        (200)
===================================================================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                                                                   U.S. Federal
                                                                ------------------------------------------------------------------
                                                                                              2003                2002
----------------------------------------------------------------------------------------------------------------------------------
Loss reserves discounted on tax return                                                  $       696           $     677
Other insurance-related items                                                                  (151)               (212)
Employee benefits                                                                               255                 377
Reserve for bad debts                                                                            48                  32
Depreciation                                                                                     23                  27
Unrealized gains                                                                             (1,121)               (954)
Other investment-related items                                                                   23                  33
Minimum tax credit                                                                              252                 338
NOL benefit carryover                                                                           822                 217
Other                                                                                            (2)                 10
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                $       845           $     545
==================================================================================================================================


In management's judgment, the net deferred tax asset will more likely than not be realized as reductions of future taxable income. Accordingly, no valuation allowance has been recorded. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $2.3 billion, which expire in 2021 - 2023.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2003.


A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

                                                                                      For the years ended December 31,
                                                                         -----------------------------------------------------------
                                                                               2003                  2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Tax provision at U.S. Federal statutory rate                           $        (193)        $         374       $         119
Tax-preferred investment income                                                 (243)                 (225)               (221)
Sale of International subsidiaries (see Note 18)                                  --                    (8)                  9
Internal Revenue Service audit settlement (see Note 16)                           --                   (77)                 --
Tax adjustment - HLI (see Note 16)                                               (30)                   --                (130)
Other                                                                              7                     4                  23
------------------------------------------------------------------------------------------------------------------------------------
   PROVISION (BENEFIT) FOR INCOME TAX                                  $        (459)        $          68       $        (200)
====================================================================================================================================

16.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed below under the caption "Asbestos and Environmental Claims", management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The  Hartford is also  involved in other kinds of legal  actions,  some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages.

The MacArthur Litigation - Hartford Accident and Indemnity Company ("Hartford A&I"), a subsidiary of the Company, issued primary general liability policies to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, "MacArthur"), during the period 1967 to 1976. In 1987, Hartford A&I notified MacArthur that its available limits for asbestos bodily injury claims under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies. Thirteen years later, MacArthur filed an action against Hartford A&I seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had not exhausted limits MacArthur alleged to be available for non-products liability. Following the voluntary dismissal of MacArthur's original action, the coverage litigation proceeded in the Superior Court in Alameda County, California. MacArthur sought a declaration of coverage and damages, alleging that its liability for liquidated but unpaid asbestos bodily injury claims was $2.5 billion, of which more than $1.8 billion consisted of unpaid judgments, and that it had substantial additional liability for unliquidated and future claims. Four asbestos claimants holding default judgments against MacArthur also were joined as plaintiffs and asserted a right to an accelerated trial. Hartford A&I has been vigorously defending that action.

On June 3, 2002, The St. Paul Companies, Inc. ("St. Paul") announced a settlement of a coverage action brought by MacArthur against United States Fidelity and Guaranty Company ("USF&G"), a subsidiary of St. Paul. Under the settlement, St. Paul agreed to pay a total of $975 to resolve its asbestos liability to MacArthur in conjunction with a proposed bankruptcy petition and pre-packaged plan of reorganization to be filed by MacArthur. On November 22, 2002, pursuant to the terms of its settlement with St. Paul, MacArthur filed a bankruptcy petition and proposed plan of reorganization. A month-long confirmation trial was held during the fourth quarter of 2003. Hartford A&I objected to the proposed plan and took the leading role for the objectors at trial. On December 19, 2003, Hartford A&I entered into a settlement agreement with MacArthur, the Official Unsecured Creditors Committee representing the asbestos plaintiffs, the Futures Representative appointed by the court, and the plaintiffs' lawyers representing the holders of default judgments against MacArthur. The settlement is contingent on the occurrence of certain conditions, including final, non-appealable court orders approving the settlement agreement and confirming a bankruptcy plan under which, among other things, all claims against the Company relating to the asbestos liability of MacArthur are enjoined. If the conditions are met, the settlement will resolve all disputes concerning Hartford A&I's alleged obligations arising from MacArthur's asbestos liability. Under the settlement agreement, Hartford A&I will pay $1.15 billion into an escrow account in the first quarter of 2004, and the funds will be disbursed to a trust to be established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan once all conditions precedent to the settlement have occurred.

In January 2004, the bankruptcy court approved the settlement agreement and entered an order confirming a plan of reorganization that provides for the injunctions and other protections required under the settlement agreement. The injunctions will become effective when they are affirmed by the district court. Management expects that all conditions to the settlement will be satisfied, but it is not certain whether or when those conditions will be satisfied.

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

Under the terms of the settlement, The Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement. In November 2003, the Company paid the initial $70 of the settlement.

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.


ASBESTOS AND ENVIRONMENTAL CLAIMS

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs' expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Courts have reached inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are applied; whether particular claims are product/completed operation claims subject to an aggregate limit; and how policy exclusions and conditions are applied and interpreted. Furthermore, insurers in general, including The Hartford, have recently experienced an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, plaintiffs' increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including "pre-packaged" bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have begun to assert new classes of claims for so-called "non-products" coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

Further uncertainties include the effect of the recent acceleration in the rate of bankruptcy filings by asbestos defendants on the rate and amount of The Hartford's asbestos claims payments; a further increase or decrease in asbestos and environmental claims that cannot now be anticipated; whether some policyholders' liabilities will reach the umbrella or excess layers of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford's previous assessment of these claims; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford's ability to recover reinsurance for asbestos and environmental claims. It also is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.

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

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. The Hartford regularly evaluates new information in assessing its potential asbestos and environmental exposures.

In the first quarter of 2003, several events occurred that in the Company's view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. For example, in February 2003, Combustion Engineering, long a major asbestos defendant, filed a pre-packaged bankruptcy plan under which it proposed to emerge from bankruptcy within five weeks, before opponents of the plan could have a meaningful opportunity to object, and included many novel features in its plan that its insurers found objectionable. In December 2002, Halliburton had announced its intention to file a similar plan through one or more subsidiaries and in January 2003, Honeywell announced that it had reached an agreement with the plaintiffs' bar that would enable it to file a pre-negotiated plan through its former NARCO subsidiary, then already in bankruptcy. In January 2003, Congoleum, a floor tile manufacturer, which previously had defended claims successfully in the tort system, announced its intention to file a pre-packaged plan of reorganization to be funded almost entirely with insurance proceeds. Moreover, prominent members of the plaintiffs' and policyholders' bars announced publicly their intention to file many more such plans. These events represented a worsening of conditions the Company observed in 2002.

As a result of these worsening conditions, the Company conducted a comprehensive, ground-up study of its asbestos exposures in the first quarter of 2003 in an effort to project, beginning at the individual account level, the effect of these trends on the Company's estimated total exposure to asbestos liability. Based on the Company's reevaluation of the deteriorating conditions described above, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The reserve strengthening related primarily to policies effective in 1985 or prior years. The Company had incorporated an absolute asbestos exclusion in most of its general liability policies written after 1985. The Company believes that its current asbestos reserves are reasonable and appropriate.

As of December 31, 2003 and December 31, 2002, the Company reported $3.8 billion and $1.1 billion of net asbestos reserves and $408 and $591 of net environmental reserves, respectively. Because of the significant uncertainties previously described, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford's future consolidated operating results, financial condition and liquidity. Consistent with the Company's longstanding reserving practices, The Hartford will continue to regularly review and monitor these reserves and, where future circumstances indicate, make appropriate adjustments to the reserves.

LEASE COMMITMENTS

Total rental expense on operating leases was $158 in 2003, $155 in 2002 and $156 in 2001. Future minimum lease commitments are as follows:

2004                                              $       161
2005                                                      141
2006                                                      123
2007                                                      102
2008                                                       77
Thereafter                                                144
----------------------------------------------------------------
TOTAL                                            $        748
================================================================

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

As of December 31, 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.


TAX MATTERS


The Hartford's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

Throughout the IRS audit of the 1996-1997 years, the Company and the IRS engaged in a dispute regarding what portion of the separate account dividends-received deduction ("DRD") was deductible by the Company. During 2001, the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60.

Early in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002, the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The total DRD benefit related to the 2002 tax year was $63.

During the second quarter of 2003, the Company recorded a benefit of $30, consisting primarily of a change in the estimate of the DRD tax benefit reported during 2002. The change in the estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit relating to the 2003 tax year recorded during the year ended December 31, 2003 was $87.

The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other tax-related items, and will adjust its estimate of the probable outcome of these issues as developments warrant.


UNFUNDED COMMITMENTS

At December 31, 2003, The Hartford has outstanding commitments totaling $464, of which $324 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $140 of outstanding commitments are related to various funding obligations associated with investments in mortgage loans. These have a commitment period that expires in less than one year.

17. SEGMENT INFORMATION

The Hartford is organized into two major operations: Life and Property & Casualty. Within these operations, The Hartford conducts business principally in nine operating segments. Additionally, Corporate includes certain interest expense, capital raising and purchase accounting adjustment activities, as well as capital raised that has not been contributed to the Company's insurance subsidiaries.

Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest -sensitive whole life and term life insurance. Group
Benefits sells group insurance products, including group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer-sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. Life also includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense as well as its international operations, which are primarily located in Japan and Brazil, realized capital gains and losses and intersegment eliminations.

Property & Casualty is organized into five reportable operating segments: the four North American underwriting segments of Business Insurance, Personal Lines, Specialty Commercial and Reinsurance ("North American"); and the Other Operations segment, which includes substantially all of the Company's asbestos and environmental exposures. Property & Casualty also includes income and expense items not directly allocated to these segments, such as net investment income, net realized capital gains and losses, and other expenses including interest, severance and income taxes.

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

On May 16, 2003, as part of the Company's decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America ("Endurance") whereby the Reinsurance segment retroceded the majority of its inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance reinsured most of the segment's assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premiums less the related unamortized commissions/deferred acquisition costs and an override commission, which was established by the contract. In addition, Endurance will pay a profit sharing commission based on the loss performance of property treaty, property catastrophe and aviation pool unearned premium. Under the purchase agreement, Endurance will pay additional amounts, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the two year period following the agreement. The guaranteed minimum is reflected in net income for the year ended December 31, 2003. The Company remains subject to ongoing reserve development relating to all retained business.

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

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss agreements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. Consolidated Life net investment income and net realized capital gains and losses are unaffected by such insignificant transactions. During the year ended December 31, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred and will be reported by the Property & Casualty operation as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Property & Casualty segments entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operation. This reinsurance program enables Property & Casualty to purchase reinsurance at the overall Property & Casualty operation level rather than by the individual segment. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, are included in the Specialty Commercial segment.

The following tables present revenues, operating results and assets. Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial, Reinsurance and Other Operations segments, while net income is presented for Life, Property & Casualty and Corporate.

 REVENUES BY PRODUCT LINE
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                        2003                 2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Life
  Investment Products
     Individual annuity                                                  $         1,750     $         1,539      $         1,532
     Other                                                                         2,058               1,568                1,807
------------------------------------------------------------------------------------------------------------------------------------
     Total Investment Products                                                     3,808               3,107                3,339
  Individual Life                                                                    982                 958                  890
  Group Benefits                                                                   2,624               2,582                2,507
  COLI                                                                               483                 592                  719
  Other [1]                                                                          161                (304)                 (73)
------------------------------------------------------------------------------------------------------------------------------------
Total Life                                                                         8,058               6,935                7,382
------------------------------------------------------------------------------------------------------------------------------------
Property & Casualty
  North American
     Business Insurance
       Workers' Compensation                                                       1,242               1,079                  891
       Property                                                                    1,116                 927                  770
       Automobile                                                                    676                 590                  512
       Liability                                                                     419                 382                  345
       Other                                                                         242                 148                  127
------------------------------------------------------------------------------------------------------------------------------------
       Total Business Insurance                                                    3,695               3,126                2,645
     Personal Lines
       Automobile                                                                  2,325               2,232                2,067
       Homeowners and other [2]                                                      979                 875                  830
------------------------------------------------------------------------------------------------------------------------------------
       Total Personal Lines                                                        3,304               3,107                2,897
     Specialty Commercial
       Workers' Compensation                                                         106                 112                  126
       Property                                                                      238                 198                  108
       Automobile                                                                     21                  19                   20
       Liability                                                                     352                 238                  151
       Other [2]                                                                   1,148                 888                  837
------------------------------------------------------------------------------------------------------------------------------------
       Total Specialty Commercial                                                  1,865               1,455                1,242
     Reinsurance                                                                     351                 713                  920
  Other Operations                                                                    18                  69                   17
  Ceded premiums related to September 11                                              --                  --                  (91)
  Net investment income                                                            1,172               1,060                1,042
  Net realized capital gains (losses)                                                253                 (68)                 (92)
------------------------------------------------------------------------------------------------------------------------------------
Total Property & Casualty                                                         10,658               9,462                8,580
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                             17                  20                   18
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                      $        18,733     $        16,417      $        15,980
====================================================================================================================================

[1] Amounts include net realized capital gains (losses) of $15, $(317) and $(133) for the years ended December 31, 2003, 2002 and 2001, respectively.
[2]  Includes servicing revenue.


                                                                                                For the years ended December 31,
                                                                               -----------------------------------------------------
NET INCOME (LOSS)                                                                     2003             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
  Life
   Investment Products                                                          $         510  $           432    $           463
   Individual Life                                                                        145              133                121
   Group Benefits                                                                         148              128                106
   COLI                                                                                    (1)              32                 37
   Other [1]                                                                              (33)            (168)               (42)
------------------------------------------------------------------------------------------------------------------------------------
  Total Life                                                                              769              557                685
------------------------------------------------------------------------------------------------------------------------------------
  Property & Casualty
      Underwriting results
       Business Insurance                                                                 101               44                  3
       Personal Lines                                                                     117              (46)               (78)
       Specialty Commercial                                                               (29)             (23)               (95)
       Reinsurance                                                                       (125)             (59)              (149)
       Other Operations                                                                  (112)            (164)              (132)
------------------------------------------------------------------------------------------------------------------------------------
      Underwriting results before September 11 and 2003 asbestos reserve addition         (48)            (248)              (451)
        September 11 [2]                                                                   --               --               (647)
        2003 asbestos reserve addition                                                 (2,604)              --                 --
------------------------------------------------------------------------------------------------------------------------------------
      Total underwriting results                                                       (2,652)            (248)            (1,098)
      Net servicing and other income [3]                                                    8               15                 22
      Net investment income                                                             1,172            1,060              1,042
      Net realized capital gains (losses)                                                 253              (68)               (92)
      Other expenses [4]                                                                 (205)            (218)              (222)
      Income tax (expense) benefit                                                        613              (72)               241
      Cumulative effect of accounting change, net of tax                                   --               --                 (8)
------------------------------------------------------------------------------------------------------------------------------------
  Total Property & Casualty                                                              (811)             469               (115)
------------------------------------------------------------------------------------------------------------------------------------
  Corporate                                                                               (49)             (26)               (63)
------------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                         $         (91) $         1,000    $           507
====================================================================================================================================

[1] Amounts include net realized capital gains (losses), after-tax of $9, $(196)
    and $(89) for the year ended December 31, 2003, 2002 and 2001, respectively. [2] 2001 includes underwriting losses related to September 11 of $(245) in
    Business Insurance, $(9) in Personal Lines, $(167) in Specialty Commercial and $(226) in Reinsurance.
[3] Net of expenses related to service  business.
[4] 2003 includes before-tax severance charges of $41.


                                                                                                For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
  Life                                                                                     $       187,592        $       149,794
  Property & Casualty                                                                               37,159                 31,129
  Corporate                                                                                          1,102                  1,052
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                        $       225,853        $       181,975
====================================================================================================================================


GEOGRAPHICAL SEGMENT INFORMATION
                                                                                     For the years ended December 31,
                                                                        ------------------------------------------------------------
REVENUES                                                                         2003                2002                2001
------------------------------------------------------------------------------------------------------------------------------------
  North America                                                          $        18,480     $        16,289      $        15,836
  Other                                                                              253                 128                  144
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                    $        18,733     $        16,417      $        15,980
====================================================================================================================================


18.  ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

CNA
---

On December 31, 2003, the Company acquired certain of CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses, through a stock purchase, for $485 in cash. This acquisition will increase the scale of the Company's group life and disability operations, expand the Company's distribution and enhance the Company's capability to deliver outstanding products and services. Purchase consideration for this transaction was obtained from the issuance of commercial paper. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the businesses acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the businesses acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51, which primarily reflects the increase of the surplus of the businesses acquired in the fourth quarter of 2003. Through this acquisition assets increased $2.6 billion, primarily comprised of fixed maturities and short-term investments, and liabilities increased $2.1 billion, primarily comprised of reserve for future policy benefits.

The assets and liabilities acquired in this transaction were recorded at fair value. An intangible asset representing the present value of future profits ("PVP") of the acquired businesses was established in the amount of $53. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance.

Fortis
------

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the company's consolidated statements of operation purchase consideration for the transaction was as follows:

Issuance of:
------------

Common stock issuance (10 million shares
   @ $64.00 per share), net of transaction costs      $     615
Long-term notes:
   $400  7.375% notes due March 1, 2031                     400
Junior subordinated debentures:
   $200  7.625% Junior subordinated debentures
   due February 15, 2050                                    200
-----------------------------------------------------------------
     Consideration raised                             $   1,215
=================================================================

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which represent estimated fair value. In addition, an intangible asset representing the PVP of the acquired business was established in the amount of $605.

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

DISPOSITIONS

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

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in stockholders' equity, except those arising from transactions with stockholders. Comprehensive income includes net income (loss) and other comprehensive income, which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company's minimum pension liability.

The components of AOCI or loss were as follows:



------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2003                                 Net Gain (Loss)     Foreign
                                                       Unrealized     on Cash-Flow       Currency   Minimum Pension     Accumulated
                                                         Gain on         Hedging        Cumulative     Liability           Other
                                                       Securities,    Instruments,     Translation    Adjustment,      Comprehensive
                                                       net of tax      net of tax      Adjustments     net of tax      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                              $1,444             $128           $(95)           $(383)          $1,094
  Unrealized gain on securities [1] [2]                    320               --             --               --              320
  Foreign currency translation adjustments                  --               --             (6)              --               (6)
  Net gain (loss) on cash-flow hedging
     instruments [1] [3]                                    --             (170)            --               --             (170)
  Minimum pension liability adjustment [1]                  --               --             --                8                8
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                    $1,764             $(42)         $(101)           $(375)          $1,246
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax and other items of $136, $810 and $60 for the years ended December 31, 2003, 2002 and 2001, respectively. Net gain on cash-flow hedging instruments is net of tax of $(92), $35 and $21 for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum pension liability adjustment is net of tax of $4, $(196) and $(2) for the years ended December 31, 2003, 2002 and 2001, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $162, $(252) and $(72) for the years ended December 31, 2003, 2002 and 2001, respectively.
[3] Net of amortization adjustment of $20, $5 and $6 to net investment income for the years ended December 31, 2003, 2002 and 2001, respectively.
[4] For the year ended December 31, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.


FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                     Net Gain (Loss)     Foreign
                                                       Unrealized     on Cash-Flow       Currency   Minimum Pension     Accumulated
                                                         Gain on         Hedging        Cumulative     Liability           Other
                                                       Securities,    Instruments,     Translation    Adjustment,      Comprehensive
                                                       net of tax      net of tax      Adjustments     net of tax      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                $606              $63          $(116)            $(19)            $534
  Unrealized gain on securities [1] [2]                    838               --             --               --              838
  Foreign currency translation adjustments                  --               --             21               --               21
  Net gain on cash-flow hedging instruments [1] [3]         --               65             --               --               65
  Minimum pension liability adjustment [1]                  --               --             --             (364)            (364)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                    $1,444             $128           $(95)           $(383)          $1,094
====================================================================================================================================


FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                     Net Gain (Loss)     Foreign
                                                       Unrealized     on Cash-Flow       Currency   Minimum Pension     Accumulated
                                                         Gain on         Hedging        Cumulative     Liability           Other
                                                       Securities,    Instruments,     Translation    Adjustment,      Comprehensive
                                                       net of tax      net of tax      Adjustments     net of tax      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                    $497           $--           $(113)            $(15)            $369
  Cumulative effect of accounting change [4]                    (1)           24              --               --               23
  Unrealized gain on securities [1] [2]                        110            --              --               --              110
  Foreign currency translation adjustments                      --            --              (3)              --               (3)
  Net gain on cash-flow hedging instruments [1] [3]             --            39              --               --               39
  Minimum pension liability adjustment [1]                      --            --              --               (4)              (4)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                          $606           $63           $(116)            $(19)            $534
====================================================================================================================================

[1] Unrealized gain (loss) on securities is net of tax and other items of $136, $810 and $60 for the years ended December 31, 2003, 2002 and 2001, respectively. Net gain on cash-flow hedging instruments is net of tax of $(92), $35 and $21 for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum pension liability adjustment is net of tax of $4, $(196) and $(2) for the years ended December 31, 2003, 2002 and 2001, respectively.
[2] Net of reclassification adjustment for gains (losses) realized in net income of $162, $(252) and $(72) for the years ended December 31, 2003, 2002 and 2001, respectively.
[3] Net of amortization adjustment of $20, $5 and $6 to net investment income for the years ended December 31, 2003, 2002 and 2001, respectively.
[4] For the year ended December 31, 2001, unrealized gain (loss) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $24 to net gain on cash-flow hedging instruments.

20.  QUARTERLY RESULTS FOR 2003 AND 2002 (UNAUDITED)

                                                                                   Three Months Ended
                                                 -----------------------------------------------------------------------------------
                                                      March 31,             June 30,          September 30,          December 31,
                                                 -----------------------------------------------------------------------------------
                                                    2003       2002      2003       2002       2003      2002       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   4,331 $   4,060  $   4,682 $   3,992  $   4,947  $  4,085  $   4,773  $   4,280
Benefits, claims and expenses                    $   6,556 $   3,692  $   4,053 $   3,792  $   4,511  $  3,891  $   4,163  $   3,974
Net income (loss) [1]                            $  (1,395)$     292  $     507 $     185  $     343  $    265  $     454  $     258
Basic earnings (loss) per share [1]              $   (5.46)$    1.19  $    1.89 $    0.75  $    1.21  $   1.06  $    1.60  $    1.01
Diluted earnings (loss) per share [1] [2]        $   (5.46)$    1.17  $    1.88 $    0.74  $    1.20  $   1.06  $    1.59  $    1.01
Weighted average common shares outstanding           255.4     246.1      268.8     247.4      282.5     248.9      283.0      255.2
Weighted average common shares outstanding and
   dilutive potential common shares [2]              255.4     249.7      270.2     250.7      284.8     250.5      285.6      256.3
====================================================================================================================================

[1] Included in the quarter ended March 31, 2003 is an after-tax charge of $1,701 related to the Company's 2003 asbestos reserve addition. Included in the quarter ended September 30, 2003 and March 31, 2002 are after-tax expenses of $40 and $11, respectively, related to the settlement of the Bancorp Services, LLC litigation dispute. Included in the quarters ended June 30, 2003 and September 30, 2002 are $30 and $76, respectively, of tax benefits in Life related to the favorable treatment of certain tax items arising during the 1996-2002 tax years. The quarter ended June 30, 2003 includes $27 of after-tax severance charges in Property & Casualty.
[2] As a result of the net loss in the quarter  ended March 31,  2003,  SFAS No.
    128 requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE I

                                    SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


(In millions)                                                                            As of December 31, 2003
                                                                         ---------------------------------------------------------
                                                                                                                Amount at which
                                                                                                                shown on Balance
Type of Investment                                                              Cost           Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and notes
     U.S. Government and Government agencies and authorities
      (guaranteed and sponsored)                                           $     1,060        $       1,070    $      1,070
     U.S. Government and Government agencies and authorities
      (guaranteed and sponsored) - asset-backed                                  3,315                3,361           3,361
     States, municipalities and political subdivisions                          10,003               10,770          10,770
     International governments                                                   1,436                1,582           1,582
     Public utilities                                                            2,316                2,452           2,452
     All other corporate including international                                23,323               24,926          24,926
     All other corporate - asset-backed                                         13,235               13,656          13,656
     Short-term investments                                                      3,363                3,366           3,366
  Redeemable preferred stock                                                        76                   80              80
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                   58,127               61,263          61,263
----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common stocks
     Industrial and miscellaneous                                                  115                  169             169
  Nonredeemable preferred stocks                                                   390                  396             396
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                     505                  565             565
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                             58,632               61,828          61,828
----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                          2                    2               2

OTHER INVESTMENTS
  Mortgage loans on real estate                                                    792                  792             792
  Policy loans                                                                   2,512                2,512           2,512
  Investments in partnerships and trusts                                           392                  345             345
  Futures, options and miscellaneous                                               239                  368             368
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                   3,935                4,017           4,017
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                   $    62,569        $      65,847    $     65,847
==================================================================================================================================


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE II

                           CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                                                            (REGISTRANT)


(In millions)                                                                                      As of December 31,
                                                                                        --------------------------------------
BALANCE SHEETS                                                                                 2003                2002
------------------------------------------------------------------------------------------------------------------------------

 ASSETS
    Receivables from affiliates                                                         $           385      $           333
    Other assets                                                                                    332                  263
    Investment in affiliates                                                                     15,447               13,351
------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                                 16,164               13,947
------------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term debt                                                                                 850                  315
    Long-term debt                                                                                3,319                2,574
 Other liabilities                                                                                  356                  324
------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                             4,525                3,213
    TOTAL STOCKHOLDERS' EQUITY                                                                   11,639               10,734
------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $        16,164      $        13,947
==============================================================================================================================



 (In millions)
 STATEMENT OF OPERATIONS                                                           For the years ended December 31,
                                                                          ----------------------------------------------------
                                                                              2003               2002                2001
------------------------------------------------------------------------------------------------------------------------------
 Earnings of subsidiaries                                              $         21     $         1,104      $         641
 Interest expense (net of interest income)                                      155                 155                190
 Other  expenses                                                                 17                   5                 16
------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES                                         (151)                944                435
 Income tax expense (benefit)                                                   (60)                (56)               (72)
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                 $        (91)    $         1,000      $         507
==============================================================================================================================

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE II

                                                 CONDENSED FINANCIAL INFORMATION OF
                                       THE HARTFORD FINANCIAL SERVICES GROUP, INC. (CONTINUED)
                                                            (REGISTRANT)


(In millions)                                                                       For the years ended December 31,
                                                                      --------------------------------------------------------
                                                                             2003               2002                 2001
------------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
 OPERATING ACTIVITIES
    Net income (loss)                                                  $          (91)  $         1,000       $          507
    Undistributed earnings of subsidiaries                                       (197)             (877)                (555)
    Change in working capital                                                     163              (128)                  45
------------------------------------------------------------------------------------------------------------------------------
      CASH USED FOR OPERATING ACTIVITIES                                         (125)               (5)                  (3)
------------------------------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
    Net sale (purchase) of short-term investments                                  60                 6                   (41)
    Capital contribution to subsidiary                                         (2,135)             (498)                 (854)
------------------------------------------------------------------------------------------------------------------------------
                  CASH USED FOR INVESTING ACTIVITIES                           (2,075)             (492)                 (895)
------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES
    Net increase in debt                                                        1,270               333                    48
    Issuance of common stock                                                    1,162               330                 1,015
    Dividends paid                                                               (291)             (257)                 (235)
    Acquisitions of treasury stock                                                 (1)               --                   (7)
    Proceeds from issuances of shares under incentive and stock
      purchase plans                                                               59                92                    77
------------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY FINANCING ACTIVITIES                                     2,199               498                   898
------------------------------------------------------------------------------------------------------------------------------
    Net change in cash                                                             (1)                1                    --
    Cash - beginning of year                                                        1                --                    --
------------------------------------------------------------------------------------------------------------------------------
     Cash-end of year                                                  $           --   $             1      $             --
==============================================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 ------------------------------------------------
 NET CASH PAID DURING THE YEAR FOR:
  Interest                                                             $          148   $           150      $          186


                                      THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                     SCHEDULE III

                                          SUPPLEMENTARY INSURANCE INFORMATION
                                 FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In millions)
                                       Future Policy
                          Deferred    Benefits, Unpaid                        Other
                           Policy     Claims and Claim                     Policyholder
                         Acquisition     Adjustment         Unearned        Funds and       Earned Premiums, Fee
                          Costs [1]       Expenses          Premiums     Benefits Payable     Income and Other
---------------------------------------------------------------------------------------------------------------------

           2003
Life                       $   6,623    $     11,411    $        58        $      26,186  $           5,977
Property & Casualty              975          21,715          4,372                   --              9,233
Corporate                          1              (9)            (7)                  (1)                (3)
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED             $   7,599    $     33,117    $     4,423        $      26,185  $          15,207
=====================================================================================================================

           2002
Life                       $   5,758    $      8,583    $        54        $      23,957  $           5,394
Property & Casualty              930          17,091          3,942                   --              8,470
Corporate                          1             (16)            (7)                  (1)                --
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED             $   6,689    $     25,658    $     3,989        $      23,956  $          13,864
=====================================================================================================================

           2001
Life                       $   5,572    $      8,842    $        45        $      19,357  $           5,736
Property & Casualty              847          17,036          3,399                   --              7,630
Corporate                          1             (23)            (8)                  (2)                --
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED             $   6,420    $     25,855    $     3,436        $      19,355  $          13,366
=====================================================================================================================


                                            Benefits,
                                           Claims and    Amortization of
                                Net          Claim       Deferred Policy
                            Investment     Adjustment      Acquisition
                              Income        Expenses        Costs [1]      Other Expenses   Net Written Premiums
---------------------------------------------------------------------------------------------------------------------

          2003
Life                      $    2,041     $      4,616   $       769        $       1,724  $          N/A
Property & Casualty            1,172            8,926         1,642                1,514           9,065
Corporate                         20                6            --                   86             N/A
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED            $    3,233     $     13,548   $     2,411        $       3,324  $        9,065
=====================================================================================================================

          2002
Life                      $    1,849     $      4,158   $       628        $       1,582  $           N/A
Property & Casualty            1,060            5,870         1,613                1,438            8,584
Corporate                         20                6            --                   54              N/A
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED            $    2,929     $     10,034   $     2,241        $       3,074  $         8,584
=====================================================================================================================

          2001
Life                      $    1,782     $      4,444   $       642        $       1,531  $           N/A
Property & Casualty            1,042            6,146         1,572                1,210            7,585
Corporate                         18                7            --                   87              N/A
---------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED            $    2,842     $     10,597   $     2,214        $       2,828  $         7,585
=====================================================================================================================

     [1]  Also includes present value of future profits.
     Note:Certain  reclassifications  have  been  made to prior  year  financial information to conform to current year presentation.
     N/A  - Not applicable to life insurance pursuant to Regulation S-X.

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE IV

                                                             REINSURANCE

                                                                                                                          Percentage
                                                                                              Assumed From                 of Amount
(In millions)                                             Gross           Ceded to Other         Other                    Assumed to
                                                          Amount            Companies          Companies      Net Amount      Net
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2003

====================================================================================================================================
  Life insurance in force                            $     704,369     $      288,758    $       59,969  $      475,580          13%
====================================================================================================================================
  INSURANCE REVENUES
     Property and casualty insurance                 $       9,919     $        1,845    $          731  $        8,805           8%
     Life insurance and annuities                            4,762                361               122           4,523           3%
     Accident and health insurance                           1,485                104                73           1,454           5%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                     $      16,166     $        2,310    $          926  $       14,782           6%
====================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2002

====================================================================================================================================
  Life insurance in force                            $     629,028     $      209,608    $       65,590  $      485,010          14%
====================================================================================================================================
  INSURANCE REVENUES
     Property and casualty insurance                 $       8,404     $        1,162    $          872  $        8,114          11%
     Life insurance and annuities                            4,067                279                84           3,872           2%
     Accident and health insurance                           1,567                141                96           1,522           6%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                     $      14,038     $        1,582    $        1,052  $       13,508           8%
====================================================================================================================================


FOR THE YEAR ENDED DECEMBER 31, 2001

  Life insurance in force                            $     534,489     $     142,352     $       50,828  $      442,965          11%
====================================================================================================================================
  INSURANCE REVENUES
     Property and casualty insurance                 $       7,230     $          980    $        1,016  $        7,266          14%
     Life insurance and annuities                            4,542                323                68           4,287           2%
     Accident and health insurance                           1,408                123               164           1,449          11%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                     $      13,180     $        1,426    $        1,248  $       13,002          10%
====================================================================================================================================

                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE V

                                                  VALUATION AND QUALIFYING ACCOUNTS


(In millions)                                Balance         Charged to Costs     Translation   Write-offs/           Balance
                                            January 1,         and Expenses       Adjustment    Payments/Other     December 31,
----------------------------------------------------------------------------------------------------------------------------------

                 2003
                 ----
Allowance for doubtful accounts          $       142        $       111       $        --       $      (81)       $       172
Allowance for uncollectible reinsurance          211                263                --              (93)               381
Accumulated depreciation of plant,
   property and equipment                        799                126                --             (166)               759

                 2002
                 ----
Allowance for doubtful accounts          $       133        $        96       $       (11)      $      (76)       $       142
Allowance for uncollectible reinsurance          158                 67               --               (14)               211
Accumulated depreciation of plant,
   property and equipment                        721                107               --               (29)               799

                 2001
                 ----
Allowance for doubtful accounts          $       127        $        60       $        (1)      $      (53)       $       133
Allowance for uncollectible reinsurance          107                 64               --               (13)               158
Accumulated depreciation of plant,
   property and equipment                        675                 95               --               (49)               721


                                             THE HARTFORD FINANCIAL SERVICES GROUP, INC.

                                                             SCHEDULE VI

                                            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
                                                  AND CASUALTY INSURANCE OPERATIONS

                                                                                    Claims and Claim Adjustment
                                                               Discount            Expenses Incurred Related to:    Paid Claims and
                                                             Deducted From         -------------------------------  Claim Adjustment
(In millions)                                                  Liabilities [1]        Current Year    Prior Year          Expenses
------------------------------------------------------------------------------------------------------------------------------------

       Years ended December 31,

                 2003                                  $            525            $     6,102      $     2,824    $       5,849

                 2002                                  $            527            $     5,577      $      293     $       5,589

                 2001                                  $            429            $     5,992      $      143     $       5,592

------------------------------------------------------------------------------------------------------------------------------------

[1]  Reserves for permanently  disabled  claimants,  terminated  reinsurance  treaties and certain  reinsurance  contracts have been discounted  using the rate of return The Hartford could receive on risk-free  investments of 4.8%, 5.0% and 5.1% for 2003, 2002 and 2001, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE HARTFORD FINANCIAL SERVICES
                                               GROUP, INC.

                                               By:  /s/ Robert J. Price
                                                  ----------------------------
                                               Robert J. Price
                                               Senior Vice President and
                                               Controller

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                      DATE
       ---------                         -----                      ----

/S/ Ramani Ayer               Chairman, President, Chief       February 27, 2004
-------------------------   Executive Officer and Director
Ramani Ayer                  (Principal Executive Officer)




/S/ Thomas M. Marra         Executive Vice President and       February 27, 2004
-------------------------             Director
Thomas M. Marra


/S/ David K. Zwiener        Executive Vice President and       February 27, 2004
-------------------------            Director
David K. Zwiener


/S/ David M. Johnson        Executive Vice President and       February 27, 2004
-------------------------      Chief Financial Officer
David M. Johnson            (Principal Financial Officer)



/S/ Robert J. Price       Senior Vice President and Controller February 27, 2004
-------------------------    (Principal Accounting Officer)
Robert J. Price


/S/ Rand V. Araskog                   Director                 February 27, 2004
-------------------------
Rand V. Araskog


/S/ Donald R. Frahm                   Director                 February 27, 2004
-------------------------
Donald R. Frahm


/S/ Edward J. Kelly, III              Director                 February 27, 2004
-------------------------
Edward J. Kelly, III


/S/ Paul G. Kirk, Jr.                 Director                 February 27, 2004
-------------------------
Paul G. Kirk, Jr.


/S/ Gail J. McGovern                  Director                 February 27, 2004
-------------------------
Gail J. McGovern


/S/ Robert W. Selander                Director                 February 27, 2004
-------------------------
Robert W. Selander


/S/ Charles B. Strauss                Director                 February 27, 2004
-------------------------
Charles B. Strauss


/S/ H. Patrick Swygert                Director                 February 27, 2004
-------------------------
H. Patrick Swygert


/S/ Gordon I. Ulmer                   Director                 February 27, 2004
-------------------------
Gordon I. Ulmer

                   THE HARTFORD FINANCIAL SERVICES GROUP, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                    FORM 10-K

                                 EXHIBITS INDEX

The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

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

3.02 Amended and Restated By-Laws of The Hartford, amended effective April 17, 2003 (incorporated herein by reference to Exhibit 3.01 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2003).

4.01 Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

4.02 Rights Agreement dated as of November 1, 1995, (the "Rights Agreement"), between The Hartford and The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 4.26 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

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

4.05 Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.06 Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.05 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.07 Supplemental Indenture, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, as Trustee, to the Junior Subordinated Indenture filed as Exhibit 4.06 hereto between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.27 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.08 Amended and Restated Trust Agreement, dated as of October 26, 2001, of Hartford Capital III, relating to the 7.45% Trust Originated Preferred Securities, Series C (the "Series C Preferred Securities") (incorporated herein by reference to Exhibit 4.28 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.09 Agreement as to Expenses and Liabilities, dated as of October 26, 2001, between The Hartford and Hartford Capital III (incorporated herein by reference to Exhibit 4.29 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.10 Preferred Security Certificate for Hartford Capital III (incorporated herein by reference to Exhibit 4.30 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

4.11 Guarantee Agreement, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, relating to The Hartford's guarantee of the Series C Preferred Securities (incorporated herein by reference to Exhibit 4.31 to The Hartford's Form 10-K for the fiscal year ended December 31, 2001).

EXHIBIT NO
----------

4.12 Supplemental Indenture No.1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to The Hartford's Registration Statement on Form S-3 (Amendment No. 1) dated December 27, 2000) (Registration No. 333-49666).

4.13 Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford's Report on Form 8-K, filed September 17,
        2002).

4.14    Form of Global Security (included in Exhibit 4.13).

4.15 Purchase Contract Agreement, dated as of September 13, 2002, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent
        (incorporated herein by reference to Exhibit 4.2 to The Hartford's Report on Form 8-K, filed September 17, 2002).

4.16    Form of Corporate Unit Certificate (included in Exhibit 4.15).

4.17 Pledge Agreement, dated as of September 13, 2002, among The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The Hartford's Report on Form 8-K, filed September 17, 2002).

4.18 Remarketing Agreement, dated as of September 13, 2002, between The Hartford and Morgan Stanley & Co. Incorporated, as Remarketing Agent, and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 to The Hartford's Report on Form 8-K, filed September 17, 2002).

4.19 Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed May 30,
        2003).

4.20 Purchase Contract Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed May 30, 2003).

4.21 Pledge Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed May 30, 2003).

4.22 Remarketing Agreement, dated as of May 23, 2003, between The Hartford, Goldman, Sachs & Co., as the Remarketing Agent and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit
        4.4 of the Company's Current Report on Form 8-K filed May 30, 2003).

*10.01 Employment Agreement, dated July 1, 1997, between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997).

*10.02  Employment Agreement, dated July 1, 1997, between The Hartford and David
        K. Zwiener (incorporated herein by reference to Exhibit 10.03 to The Hartford's Form 10-Q for the quarterly period ended September 30, 1997).

*10.03 Employment Agreement, dated July 1, 2000, between The Hartford and Thomas M. Marra (incorporated herein by reference to Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended September 30, 2000).

*10.04 Employment Agreement, dated as of March 20, 2001, between The Hartford and Neal Wolin as Executive Vice President and General Counsel (incorporated herein by reference to Exhibit 10.1 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001).

*10.05 Employment Agreement, dated as of April 26, 2001, between The Hartford and David M. Johnson as Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to The Hartford's Form 10-Q for the quarterly period ended March 31, 2001).

EXHIBIT NO
----------

*10.06 Employment Agreement, dated as of November 5, 2001, between The Hartford and David M. Znamierowski as Group Senior Vice President and Chief Investment Officer. +

*10.07 Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford. +

*10.08 The Hartford Restricted Stock Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.13 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

*10.09  The Hartford Incentive Stock Plan, as amended. +

*10.10  The  Hartford   Deferred   Restricted   Stock  Unit  Plan,   as  amended
        (incorporated herein by reference to Exhibit 10.15 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

*10.11 The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.16 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

*10.12  The Hartford Senior Executive Severance Pay Plan, as amended. +

*10.13 The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

*10.14 The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

10.15 Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement (the "Five-Year Credit Facility"), dated as of February 26, 2003, among The Hartford Financial Services Group, Inc., the lenders named therein, and The Chase Manhattan Bank and Bank of America, N.A. as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.27 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

10.16 First Amendment, dated as of June 30, 2003, to the Five-Year Credit Facility among The Hartford, the Lenders party thereto and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents. +

10.17 Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Three-Year Credit Facility"), dated as of December 31, 2002 among The Hartford, Hartford Life, Inc., the Lenders named therein and JP Morgan Chase Bank and Citibank, N.A. as Co-Administrative Agents
        (incorporated herein by reference to Exhibit 10.28 to The Hartford's Form 10-K for the fiscal year ended December 31, 2002).

10.18 First Amendment, dated as of June 30, 2003, to the Three-Year Credit Facility among The Hartford, Hartford Life, Inc., the Lenders party thereto and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents. +

12.01   Statement Re: Computation of Ratio of Earnings to Fixed Charges. +

21.01   Subsidiaries of The Hartford Financial Services Group, Inc. +

23.01 Consent of Deloitte & Touche LLP the incorporation by reference into The Hartford's Registration Statements on Forms S-8 and Forms S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. +

31.01   Certification   of  Ramani   Ayer   pursuant   to  Section  302  of  the
        Sarbanes-Oxley Act of 2002. +

31.02 Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.01   Certification   of  Ramani   Ayer   pursuant   to  Section  906  of  the
        Sarbanes-Oxley Act of 2002. +

32.02 Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Management contract, compensatory plan or arrangement.
+ Filed with the Securities and Exchange Commission as an exhibit to this report.