Form 10-Q
period 2004-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2004-05-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to_____________

Commission file number 001-13958

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3317783
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Hartford Plaza, Hartford, Connecticut 06115-1900
(Address of principal executive offices)

(860) 547-5000
(Registrant’s telephone number, including area code)

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
Yes [X] No [   ]

As of April 23, 2004, there were outstanding 292,023,474 shares of Common Stock, $0.01 par value per share, of the registrant.

INDEX

Page
Independent Accountants’ Review Report	3
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Condensed Consolidated Statements of Operations — First Quarter Ended March 31, 2004 and 2003	4
Condensed Consolidated Balance Sheets — As of March 31, 2004 and December 31, 2003	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity — First Quarter Ended March 31, 2004 and 2003	6
Condensed Consolidated Statements of Comprehensive Income (Loss) — First Quarter Ended March 31, 2004 and 2003	6
Condensed Consolidated Statements of Cash Flows — First Quarter Ended March 31, 2004 and 2003	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	52
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 6. Exhibits and Reports on Form 8-K	53
Signature	54
Exhibits Index	55
FORM OF EMPLOYMENT AGREEMENT
FORM OF EMPLOYMENT AGREEMENT
FORM OF EMPLOYMENT AGREEMENT
FORM OF EMPLOYMENT AGREEMENT
FORM OF EMPLOYMENT AGREEMENT
FORM OF EMPLOYMENT AGREEMENT
FORM OF KEY EXECUTIVE EMPLOYMENT AGREEMENT
SENIOR EXECUTIVE SEVERANCE PAY PLAN
INCENTIVE STOCK PLAN
DELOITTE & TOUCHE LLP LETTER OF AWARENESS
CERTIFICATION OF RAMANI AYER
CERTIFICATION OF DAVID M. JOHNSON
CERTIFICATION OF RAMANI AYER
CERTIFICATION OF DAVID M. JOHNSON

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the first quarter ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

	First Quarter Ended
	March 31,
(In millions, except for per share data)	2004	2003
	(Unaudited)
Revenues
Earned premiums	$3,181	$2,849
Fee income	786	617
Net investment income	1,517	788
Other revenues	104	122
Net realized capital gains (losses)	144	(45)

Total revenues	5,732	4,331

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,297	5,245
Amortization of deferred policy acquisition costs and present value of future profits	679	564
Insurance operating costs and expenses	692	538
Interest expense	66	66
Other expenses	180	143

Total benefits, claims and expenses	4,914	6,556

Income (loss) before income taxes and cumulative effect of accounting change	818	(2,225)
Income tax expense (benefit)	227	(830)
Income (loss) before cumulative effect of accounting change	591	(1,395)
Cumulative effect of accounting change, net of tax	(23)	—

Net income (loss)	$568	$(1,395)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$2.04	$(5.46)
Cumulative effect of accounting change, net of tax	(0.08)	—

Net income (loss)	$1.96	$(5.46)
Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$2.01	$(5.46)
Cumulative effect of accounting change, net of tax	(0.08)	—

Net income (loss)	$1.93	$(5.46)

Weighted average common shares outstanding	289.9	255.4
Weighted average common shares outstanding and dilutive potential common shares	294.9	255.4

Cash dividends declared per share	$0.28	$0.27

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share data)	2004	2003
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $68,138 and $58,127)	$72,814	$61,263
Equity securities, held for trading, at fair value	7,831	—
Equity securities, available-for-sale, at fair value (cost of $557 and $505)	612	565
Policy loans, at outstanding balance	2,655	2,512
Other investments	1,845	1,507

Total investments	85,757	65,847
Cash	638	462
Premiums receivable and agents’ balances	2,969	3,085
Reinsurance recoverables	5,968	5,958
Deferred policy acquisition costs and present value of future profits	7,511	7,599
Deferred income tax	245	845
Goodwill	1,720	1,720
Other assets	5,315	3,704
Separate account assets	127,141	136,633

Total assets	$237,264	$225,853

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$20,246	$21,715
Life	11,658	11,402
Other policyholder funds and benefits payable	45,321	26,185
Unearned premiums	4,612	4,423
Short-term debt	573	1,050
Long-term debt	4,580	4,613
Other liabilities	9,596	8,193
Separate account liabilities	127,141	136,633

Total liabilities	223,727	214,214

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 294,661,289 and 286,339,430 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,419	3,929
Retained earnings	6,986	6,499
Treasury stock, at cost - 2,984,622 and 2,959,692 shares	(39)	(38)
Accumulated other comprehensive income, net of tax	2,168	1,246

Total stockholders’ equity	13,537	11,639

Total liabilities and stockholders’ equity	$237,264	$225,853

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	First Quarter Ended
	March 31,
(In millions, except for share data)	2004	2003
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$3,932	$2,787
Issuance of common stock in underwritten offering	411	—
Issuance of shares under incentive and stock compensation plans	67	8
Tax benefit on employee stock options and awards	12	1

Balance at end of period	4,422	2,796

Retained Earnings
Balance at beginning of period	6,499	6,890
Net income (loss)	568	(1,395)
Dividends declared on common stock	(81)	(69)

Balance at end of period	6,986	5,426

Treasury Stock, at Cost
Balance at beginning of period	(38)	(37)
Return of shares under incentive and stock compensation plans to treasury stock	(1)	—

Balance at end of period	(39)	(37)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	1,246	1,094
Change in unrealized gain/loss on securities	574	177
Cumulative effect of accounting change	292	—
Change in net gain/loss on cash flow hedging instruments	59	(23)
Foreign currency translation adjustments	(3)	9

Total other comprehensive income	922	163

Balance at end of period	2,168	1,257

Total stockholders’ equity	$13,537	$9,442

Outstanding Shares (in thousands)
Balance at beginning of period	283,380	255,241
Issuance of common stock in underwritten offering	6,703	—
Issuance of shares under incentive and stock compensation plans	1,619	200
Return of shares under incentive and stock compensation plans to treasury stock	(25)	—

Balance at end of period	291,677	255,441

Condensed Consolidated Statements of Comprehensive Income (Loss)

	First Quarter Ended
	March 31,
(In millions)	2004	2003
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$568	$(1,395)

Other Comprehensive Income
Change in unrealized gain/loss on securities	574	177
Cumulative effect of accounting change	292	—
Change in net gain/loss on cash flow hedging instruments	59	(23)
Foreign currency translation adjustments	(3)	9

Total other comprehensive income	922	163

Total comprehensive income (loss)	$1,490	$(1,232)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	First Quarter Ended
	March 31,
(In millions)	2004	2003
	(Unaudited)
Operating Activities
Net income (loss)	$568	$(1,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	679	564
Additions to deferred policy acquisition costs and present value of future profits	(952)	(807)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	(1,022)	4,576
Reinsurance recoverables	151	(1,459)
Receivables	(904)	(95)
Payables and accruals	575	(34)
Accrued and deferred income taxes	641	(839)
Net realized capital (gains) losses	(144)	45
Net increase in equity securities, held for trading	(1,611)	—
Net receipts from investment and universal life-type contracts credited to policyholder accounts associated with equity securities, held for trading	1,915	—
Depreciation and amortization	33	72
Cumulative effect of accounting change, net of tax	23	—
Other, net	147	39

Net cash provided by operating activities	99	667

Investing Activities
Purchase of available-for-sale investments	(4,674)	(5,859)
Sale of available-for-sale investments	4,315	3,364
Maturity of available-for-sale investments	763	931
Additions to property, plant and equipment, net	(18)	(43)

Net cash provided by (used for) investing activities	386	(1,607)

Financing Activities
Issuance (repayment) of short-term debt, net	(477)	—
Issuance of long-term debt	197	—
Repayment of long-term debt	(250)	—
Issuance of common stock in underwritten offering	411	—
Net receipts from investment and universal life-type contracts charged against policyholder accounts	(164)	1,279
Dividends paid	(79)	(69)
Proceeds from issuance of shares under incentive and stock compensation plans	55	6

Net cash provided by (used for) financing activities	(307)	1,216

Foreign exchange rate effect on cash	(2)	2

Net increase in cash	176	278
Cash - beginning of period	462	377

Cash - end of period	$638	$655

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$30	$(45)
Interest	$55	$48

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions except per share data unless otherwise stated)
(unaudited)

Note 1. Basis of Presentation and Accounting Policies

Basis of Presentation

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford” or the “Company”) provide investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally.

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Accordingly, the Company’s results of operations for the quarter ended March, 31, 2004 reflect the inclusion of this business. These results were not material to consolidated operations. For further discussion of the CNA Financial Corporation acquisition, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

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

The accompanying condensed consolidated financial statements and notes as of March 31, 2004, and for the first quarters ended March 31, 2004 and 2003 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The most significant estimates include those used in determining reserves for future policy benefits and unpaid claims and claim adjustment expenses; deferred policy acquisition costs and present value of future profits; investments; pension and other postretirement benefits; and contingencies.

Significant Accounting Policies

For a description of accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

Investments

As discussed in the “Adoption of New Accounting Standards” section below, on January 1, 2004 the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with periodic changes in fair value recognized in net investment income.

Stock–Based Compensation

In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted or modified during the quarters ended March 31, 2004 and 2003 was $36 and $31, after-tax, respectively. The fair value of these awards will be recognized over the awards’ vesting period, generally 3 years. The expense associated with stock-based compensation awards for the first quarters ended March 31, 2004 and 2003, was $4 and $1, after-tax, respectively. Prior to January 1, 2004, the Company used the Black-Scholes model to estimate the fair value of the Company’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Company used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates the Company’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Company believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the first quarters ended March 31, 2004 and 2003 is less than that which would have been

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company’s stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The pro forma fair values disclosed below related to awards granted prior to 2004 were calculated using the Black-Scholes option-pricing model and were not recalculated using the binomial model. The change in valuation methodology would have an insignificant impact on the pro forma amounts disclosed.

	First Quarter Ended
	March 31,
	2004	2003
	(Unaudited)
Net income (loss), as reported	$568	$(1,395)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects [1]	4	1
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(7)	(9)

Pro forma net income (loss) [2]	$565	$(1,403)

Earnings (loss) per share:
Basic – as reported	$1.96	$(5.46)
Basic – pro forma [2]	$1.95	$(5.49)
Diluted – as reported [3]	$1.93	$(5.46)
Diluted – pro forma [2] [3]	$1.92	$(5.49)

[1]	Includes the impact of non-option plans of $1 for the first quarters ended March 31, 2004 and 2003.

[2]	The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.

[3]	As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128, “Earnings Per Share,” requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

Adoption of New Accounting Standards

In July 2003, Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (“AICPA”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

•	Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Reporting and measuring the Company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).

The SOP was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

	Net	Other
	Income	Comprehensive
Cumulative Effect of Adoption	(Loss)	Income

Establishing GMDB and other benefit reserves for annuity contracts	$(54)	$—
Reclassifying certain separate accounts to general accounts	30	294
Other	1	(2)

Total cumulative effect of adoption	$(23)	$292

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $225 and a related reinsurance recoverable asset of $108. As of March 31, 2004 the liability from GMDB and other benefits sold with variable annuity products was $218 with a related reinsurance recoverable asset of $101. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings but is not expected to be material to the Company’s financial position or results of operations.

Separate Account Presentation

The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC, of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available-for-sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred policy acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available-for-sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred policy acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Since adoption of the SOP, the components of CRC spread on a book value basis are recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders are recognized as incurred.

The Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, separate account liabilities in Japan of $6.2 billion recorded at account value in the separate account, were reclassified to the general account with no change in value. The related separate account assets of $6.2 billion were also reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of March 31, 2004, due to strong sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had grown to $7.8 billion.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. These interests were recorded as available-for-sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company’s proportionate beneficial interest in the separate account was less than 20%. In instances where the Company’s proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company’s proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturities as available-for-sale. As of March 31, 2004, the Company had $1 of interests in separate accounts recorded as equity trading securities and $0 recorded as available-for-sale securities.

Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract-holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Effective January 1, 2004, amortization

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. For the quarter ended March 31, 2004, amortization of sales inducements was $6.

Future Adoption of New Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:	Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position (“SOP”) 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”. EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

The impairment evaluation and recognition guidance in EITF 03-1 will be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. Besides the disclosure requirements adopted by the Company effective December 31, 2003, the final version of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, “Accounting for Certain Investments in Debt and Equity Securities”, for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Derivatives and Hedging Activity

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2. Derivatives and Hedging Activity (continued)

For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

Due to the adoption of the SOP, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of March 31, 2004, $50 of the derivatives were reported in other investments, $(93) in other liabilities, and $6 in fixed maturities in the condensed consolidated balance sheets. Management’s objective with regard to the reclassified derivatives along with the notional amount and net fair value as of March 31, 2004 are as follows:

	Notional
Hedging Strategy	Amount	Fair Value
Cash Flow Hedges
Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.	$1,511	$68
Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	413	(98)
Fair Value Hedges
Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	111	(3)
Other Investment and Risk Management Activities
Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or asset pool.	234	1
Interest rate swaps - The Company enters into interest rate swaps to economically terminate existing swaps in hedging relationships and thereby offset the changes in value in the original swap. In addition, the Company uses interest rate swaps to manage interest rate risk.	345	—
Options - The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments.	417	—
Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	13	(5)

Total	$3,044	$(37)

In addition to the derivatives transferred to the general account as a result of the adoption of the SOP, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350, to hedge a portion of the Company’s floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (i.e. LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of March 31, 2004 the notional amount and net fair value of these swaps totaled $350 and $(7), respectively.

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. As of March 31, 2004, and December 31, 2003, $9.7 billion or 46% and $6.2 billion or 36%, respectively, of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Asia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets.

The total notional amount of derivative contracts purchased to hedge the GMWB exposure, as of March 31, 2004 and December 31, 2003, was $1.7 billion and $544, respectively, and net fair value was $100 and $21, respectively. For the quarter ended March 31, 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $2 loss before deferred policy acquisition costs and tax effects.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2. Derivatives and Hedging Activity (continued)

	March 31, 2004		December 31, 2003
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values
Other investments	$375	$—	$199	$—
Reinsurance recoverables	—	73	—	89
Other policyholder funds and benefits payable	79	—	115	—
Fixed maturities	15	—	7	—
Other liabilities	—	342	—	303

Total	$469	$415	$321	$392

The increase in the asset values of derivative instruments since December 31, 2003 was primarily due to derivatives transferred to the general account pursuant to the adoption of the SOP, the increase in derivatives used to hedge GMWB exposure and market appreciation associated with interest rate swaps due to a decrease in interest rates.

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2004		December 31, 2003
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Cash flow hedge	$5,999	$(80)	$3,659	$(84)
Fair value hedge	1,023	18	956	4
Net investment hedge	200	(9)	200	(4)
Other investment and risk management activities	38,581	125	30,989	13

Total	$45,803	$54	$35,804	$(71)

For the quarters ended March 31, 2004 and March 31, 2003, the Company’s gross gains and losses representing the total ineffectiveness of all cash flow, fair value and net investment hedges were immaterial, with the net impact reported as net realized capital gains and losses.

For the quarters ended March 31, 2004 and 2003, the Company recognized an after-tax net gain (loss) of $17 and $(3), respectively, (reported as net realized capital gains and losses in the condensed consolidated statements of operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements.

As of March 31, 2004, the after-tax deferred net gains on derivative instruments accumulated in accumulated other comprehensive income (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $15. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate fixed maturities) is twenty-four months. For the quarters ended March 31, 2004 and 2003, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of net gain (loss) included in the foreign currency cumulative translation adjustment associated with the net investment hedge was $(6) and $(3) as of March 31, 2004 and December 31, 2003, respectively.

Note 3. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly ceased all amortization of goodwill.

The carrying amount of goodwill as of March 31, 2004 and December 31, 2003, is shown below.

Life	$796
Property & Casualty	152
Corporate	772

Total	$1,720

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     Note 3. Goodwill and Other Intangible Assets (continued)

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	March 31, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Carrying	Net	Carrying	Net
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Present value of future profits	$1,459	$408	$1,459	$380
Renewal rights	30	18	30	17
Other	11	2	11	1

Total	$1,500	$428	$1,500	$398

Net amortization expense for the quarter ended March 31, 2004 and 2003 was $30 and $26, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

For the year ended December 31,
2004	$124
2005	$104
2006	$95
2007	$80
2008	$69

The following is detail of the net acquired intangible asset activity as of March 31, 2004 and 2003:

	Present Value
	of Future	Renewal
	Profits	Rights	Other	Total
For the quarter ended March 31, 2004
Balance, beginning of period	$1,079	$13	$10	$1,102
Amortization, net of the accretion of interest	28	1	1	30

Balance, ending of period	$1,051	$12	$9	$1,072

For the quarter ended March 31, 2003
Balance, beginning of period	$1,132	$15	$—	$1,147
Acquisition of business	—	4	9	13
Amortization, net of the accretion of interest	24	2	—	26

Balance, ending of period	$1,108	$17	$9	$1,134

Note 4. Earnings (Loss) Per Share

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

	Net
March 31, 2004	Income/(Loss)	Shares	Per Share Amount
Basic Earnings per Share
Net income available to common shareholders	$568	289.9	$1.96

Diluted Earnings per Share
Options	—	3.1
Equity Units	—	1.9

Net income available to common shareholders plus assumed conversions	$568	294.9	$1.93

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 4. Earnings (Loss) Per Share (continued)

March 31, 2003
Basic Loss per Share
Net loss available to common shareholders	$(1,395)	255.4	$(5.46)

Diluted Loss per Share [1]
Options	—	—

Net loss available to common shareholders plus assumed conversions	$(1,395)	255.4	$(5.46)

[1]	As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128 requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

Basic earnings (loss) per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of outstanding options and equity units, using the treasury stock method. Under the treasury stock method exercise of options and equity units are assumed, with the proceeds used to purchase common stock at the average market price for the period. The equity units are reflected in diluted earnings per share during periods where the average market price of the Company’s common stock exceeds the applicable appreciation threshold. For a discussion of the Company’s equity units, see Note 8 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 10-K Annual Report.

Note 5. Commitments and Contingencies

Litigation

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in The Hartford’s 2003 Form 10-K Annual Report, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability and marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

As discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in The Hartford’s 2003 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages. Because of the significant uncertainties which limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

The MacArthur Litigation – On December 19, 2003, Hartford Accident and Indemnity Company (“Hartford A&I”) entered into a conditional settlement to resolve all claims relating to general liability policies that Hartford A&I issued to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, “MacArthur”), during the period 1967 to 1976. MacArthur had filed a pre-negotiated bankruptcy and plan of reorganization in November 2002 pursuant to a settlement with another of its insurers, United States Fidelity and Guaranty Company. The Hartford settlement was contingent on the occurrence of certain conditions, including the entry of final, non-appealable court orders approving the settlement agreement and confirming a bankruptcy plan under which, among other things, all claims against the Company relating to the asbestos liability of MacArthur would be enjoined. Under the settlement agreement, Hartford A&I paid $1.15 billion into an escrow account in the first quarter of 2004, pending the occurrence of the conditions. On April 22, 2004, all conditions to the settlement were satisfied, and the escrowed funds were disbursed to a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The completion by the Company of the settlement resolves all disputes concerning

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 5. Commitments and Contingencies (continued)

Hartford A&I’s alleged obligations from MacArthur’s asbestos liability.

Bancorp Services, LLC – In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC (“Bancorp”). The dispute concerned, among other things, Bancorp’s claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that The Hartford would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of an additional charge of $40, after-tax, in the third quarter of 2003, reflecting the maximum amount payable under the settlement, and in November of 2003, The Hartford paid the initial $70 of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to The Hartford, and on March 22, 2004, The Hartford paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company’s results of operations.

Regulatory Developments

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), a subpoena from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC’s Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC’s Division of Enforcement has commenced an investigation of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

The Company’s mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

Tax Matters

The Hartford’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The Company is currently under audit for the 1998–2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends-received deduction (“DRD”) that is under discussion for all open tax years could result in a benefit to the Company’s future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company’s separate account DRD, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.)

Note 6. Segment Information

The Hartford is organized into two major operations: Life and Property & Casualty. In the quarter ended March 31, 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate now includes all of the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.

Life has changed its reportable operating segments from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 6. Segment Information (continued)

dismemberment, travel accident and other special risk coverages to employers and associations. Life also includes in an Other category its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the segment reporting change made in the first quarter of 2004, Property and Casualty had also included a Reinsurance segment. With the discontinuance of writing new reinsurance assumed business, the reinsurance assumed business is now included in the Other Operations segment.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market commercial business primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Omni Insurance Group in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options.

The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.

The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty underwriting segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Other Operations segments, while net income is presented for Life, Property & Casualty and Corporate. Segment information for the previous period has been restated to reflect the change in composition of reportable operating segments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 6. Segment Information (continued)

	First Quarter Ended
	March 31,
	2004	2003
Revenues
Life
Retail Products Group	$763	$478
Institutional Solutions Group	442	422
Individual Life	254	244
Group Benefits	1,004	667
Other [1] [2]	595	(25)

Total Life	3,058	1,786

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,019	880
Personal Lines	864	800
Specialty Commercial	395	422

Total Ongoing Operations earned premiums and other revenues	2,278	2,102
Other Operations earned premiums	12	159
Net investment income	311	281
Net realized capital gains (losses)	71	(1)

Total Property & Casualty	2,672	2,541

Corporate	2	4

Total revenues	$5,732	$4,331

[1]	Amounts include net realized capital gains (losses) of $75 and $(48) for the first quarters ended March 31, 2004 and 2003, respectively.

[2]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in an increase in net investment income.

	First Quarter Ended
	March 31,
	2004	2003
Net Income (Loss)
Life
Retail Products Group	$107	$77
Institutional Solutions Group	28	31
Individual Life	33	32
Group Benefits	47	34
Other [1]	66	(29)

Total Life	281	145

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	225	7
Personal Lines	106	56
Specialty Commercial	(110)	5

Total Ongoing Operations underwriting results	221	68
Other Operations underwriting results [2]	(65)	(2,651)

Total Property & Casualty underwriting results	156	(2,583)
Net servicing and other income [3]	9	3
Net investment income	311	281
Other expenses	(68)	(41)
Net realized capital gains (losses)	71	(1)
Income tax (expense) benefit	(138)	846

Total Property & Casualty	341	(1,495)

Corporate	(54)	(45)

Net income (loss)	$568	$(1,395)

[1]	Amounts include net realized capital gains (losses) after-tax, of $49 and $(31) for the first quarters ended March 31, 2004 and 2003, respectively.

[2]	Includes $2,604 in 2003 of before-tax impact of asbestos reserve addition.

[3]	Net of expenses related to service business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 7. Debt

Short-Term Debt	March 31, 2004	December 31, 2003
Commercial paper	$373	$850
Current maturities of long-term debt	200	200

Total Short-Term Debt	$573	$1,050

Long –Term Debt [1]	March 31, 2004	December 31, 2003
Senior Notes and Debentures
7.75% Notes, due 2005	$249	$249
2.375% Notes, due 2006	254	252
7.1% Notes, due 2007	198	198
4.7% Notes, due 2007	300	300
6.375% Notes, due 2008	200	200
4.1% Equity Units Notes, due 2008	330	330
2.56% Equity Units Notes, due 2008	690	690
7.9% Notes, due 2010	275	275
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	—
7.3% Notes, due 2015	200	200
7.65% Notes, due 2027	248	248
7.375% Notes, due 2031	400	400

Total Senior Notes and Debentures	$3,862	$3,661

Junior Subordinated Debentures
7.20% Notes, due 2038	—	245
7.625% Notes, due 2050	200	200
7.45% Notes, due 2050	518	507

Total Junior Subordinated Debentures	718	952

Total Long-Term Debt	$4,580	$4,613

[1]	The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

On March 9, 2004, the Company issued 4.75% senior notes due March 1, 2014, and received net proceeds of $197. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2004.

On March 15, 2004, HLI redeemed $250 of its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital 1.

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of March 31, 2004, The Hartford had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2004, HLI had $1.0 billion remaining on its shelf.

Junior Subordinated Debentures

The Hartford and its subsidiary HLI have formed statutory business trusts which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) of The Hartford or HLI; and (iii) engaging in only those activities necessary or incidental thereto. The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 7. Debt (continued)

Commercial Paper and Revolving Credit Facilities

				Outstanding as of
	Effective	Expiration	Maximum	March 31,	December 31,
Description	Date	Date	Available	2004	2003
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$373	$850
HLI	2/7/97	N/A	250	—	—

Total commercial paper			$2,250	$373	$850
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—

Total revolving credit facility			$1,490	$—	$—

Total Outstanding Commercial Paper and Revolving Credit Facilities			$3,740	$373	$850

Interest Expense

The following table presents interest expense incurred for the quarters ended March 31, 2004 and 2003, respectively.

	First Quarter Ended
	March 31,
	2004	2003
Short-term debt	$2	$1
Long-term debt	64	65

Total interest expense	$66	$66

Note 8. Stockholders’ Equity

On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. (For further discussion of this acquisition, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.)

Note 9. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the quarters ended March 31, 2004 and 2003 include the following components:

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Service cost	$26	$26	$4	$3
Interest cost	43	42	7	7
Expected return on plan assets	(43)	(42)	(2)	(2)
Amortization of prior service cost	1	1	(6)	(6)
Amortization of unrecognized net losses	7	6	2	1

Net periodic benefit cost	$34	$33	$5	$3

Employer Contributions

There were no employer contributions paid during the quarter ended March 31, 2004. On April 15, 2004, the Company made a $312 voluntary contribution into its U.S. qualified defined benefit pension plan. No additional contributions are expected to be made in 2004.

Note 10. Accumulated Other Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in gains or losses on cash flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s minimum pension liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10. Accumulated Other Comprehensive Income (continued)

The components of AOCI, net of tax, were as follows:

			Foreign
			Currency
		Net Gain (Loss) on	Cumulative	Minimum Pension	Accumulated Other
	Unrealized Gain	Cash flow Hedging	Translation	Liability	Comprehensive
For the first quarter ended March 31, 2004	on Securities	Instruments	Adjustments	Adjustment	Income
Balance, beginning of period	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain/loss on securities [1] [2]	574	—	—	—	574
Foreign currency translation adjustments	—	—	(3)	—	(3)
Net gain/loss on cash flow hedging instruments [1] [3]	—	59	—	—	59
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of period	$2,630	$17	$(104)	$(375)	2,168

For the first quarter ended March 31, 2003
Balance, beginning of period	$1,444	$128	$(95)	$(383)	$1,094
Unrealized gain/loss on securities [1] [2]	177	—	—	—	177
Foreign currency translation adjustments	—	—	9	—	9
Net gain/loss on cash flow hedging instruments [1] [3]	—	(23)	—	—	(23)

Balance, end of period	$1,621	$105	$(86)	$(383)	$1,257

[1]	Unrealized gain on securities is net of tax and other items of $276 and $131 for the first quarters ended March 31, 2004 and 2003, respectively. Net gain on cash flow hedging instruments is net of tax expense (benefit) of $32 and $(12) for the first quarters ended March 31, 2004 and 2003, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income of $83 and $(31) for the first quarters ended March 31, 2004 and 2003, respectively.

[3]	Net of amortization adjustment of $4 and $9 to net investment income for the first quarters ended March 31, 2004 and 2003, respectively.

[4]	Cumulative effect of accounting change is net of tax of $157 for the first quarter ended March 31, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions except share data unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2004, compared with December 31, 2003, and its results of operations for the first quarter ended March 31, 2004, compared to the equivalent 2003 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2003 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims and related litigation; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Critical Accounting Estimates	22
Consolidated Results of Operations	23
Life	25
Retail Products Group	26
Institutional Solutions Group	27
Individual Life	28
Group Benefits	28
Property & Casualty	29
Business Insurance	32
Personal Lines	33
Specialty Commercial	34
Other Operations (Including Asbestos and Environmental Claims)	35
Investments	39
Investment Credit Risk	43
Capital Markets Risk Management	47
Capital Resources and Liquidity	48
Accounting Standards	52

CRITICAL ACCOUNTING ESTIMATES

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves for future policy benefits and unpaid claim and claim adjustment expenses; Life operations deferred policy acquisition costs and present value of future profits; investments; pension and other postretirement benefits; and commitments and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Life

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits (“DAC”). At March 31, 2004 and December 31, 2003, the carrying value of the Company’s Life operations’ DAC was $6.5 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or “EGPs”. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at March 31, 2004. If the Company assumed a 9% average long-term rate of growth from March 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $40-$45, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $60-$70, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Other Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates regarding reserves for future policy benefits and unpaid claims and claim adjustment expenses; investments; pension and other postretirement benefits; and contingencies since the filing of the Company’s 2003 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	First Quarter Ended
		March 31,
	2004	2003	Change
Earned premiums	$3,181	$2,849	12%
Fee income	786	617	27%
Net investment income	1,517	788	93%
Other revenues	104	122	(15%)
Net realized capital gains (losses)	144	(45)	NM

Total revenues	5,732	4,331	32%
Benefits, claims and claim adjustment expenses	3,297	5,245	(37%)
Amortization of deferred policy acquisition costs and present value of future profits	679	564	20%
Insurance operating costs and expenses	692	538	29%
Interest expense	66	66	—
Other expenses	180	143	26%

Total benefits, claims and expenses	4,914	6,556	(25%)

Income (loss) before income taxes and cumulative effect of accounting change	818	(2,225)	NM
Income tax expense (benefit)	227	(830)	NM

Income (loss) before cumulative effect of accounting change	591	(1,395)	NM

Cumulative effect of accounting change, net of tax	(23)	—	NM

Net income (loss)	$568	$(1,395)	NM

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Operating Results

Net income increased $2.0 billion, due primarily to $1.7 billion, after-tax, in reserve strengthening resulting from the completion of the Company’s asbestos reserve study in the first quarter of 2003. The remaining difference, an increase of $262, was primarily the result of an increase in net realized capital gains, after-tax, of $124; improved underwriting results in the Business Insurance and Personal Lines segments; and an increase in net income in the Retail Products Group and Group Benefits segments; partially offset by a $23 net of tax cumulative effect of accounting change charge resulting from the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”, or “SOP 03-1”).

Revenues for the first quarter ended March 31, 2004 increased $1.4 billion over the comparable prior year period, primarily due to the adoption of the SOP, which resulted in an additional $656 in net investment income ($495 related to trading securities income and $154 related to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP). Also contributing to the increase was a $313 increase in earned premiums in the Group Benefits segment, a $189 increase in net realized capital gains, and a $142 increase in fee income and other in the Retail Products Group segment.

Income Taxes

The effective tax rate for the first quarter ended March 31, 2004 was 28% compared with 37% for the comparable period in 2003. Tax-exempt interest earned on invested assets and the dividends received deduction were the principal causes of the effective tax rates being different than the 35% U.S. statutory rate.

Organizational Structure

The Hartford is organized into two major operations: Life and Property & Casualty. In the quarter ended March 31, 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate now includes all of the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.

Life has changed its reportable operating segments from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. Life also includes, in an Other category, its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the segment reporting change made in the first quarter of 2004, Property and Casualty had also included a Reinsurance segment. With the discontinuance of writing new reinsurance assumed business, the reinsurance assumed business is now included in the Other Operations segment.

Segment Results

The following is a summary of net income for each of the Company’s Life segments and aggregate net income for the Company’s Property & Casualty operations.

Net Income (Loss)

	First Quarter Ended
	March 31,
	2004	2003	Change
Life
Retail Products Group	$107	$77	39%
Institutional Solutions Group	28	31	(10%)
Individual Life	33	32	3%
Group Benefits	47	34	38%
Other	66	(29)	NM

Total Life	281	145	94%

Total Property & Casualty	341	(1,495)	NM
Corporate	(54)	(45)	(20%)

Total net income (loss)	$568	$(1,395)	NM

The following is a summary of Property & Casualty underwriting results by segment.

Underwriting Results (before-tax)

	First Quarter Ended
	March 31,
	2004	2003
Business Insurance	$225	$7
Personal Lines	106	56
Specialty Commercial	(110)	5
Other Operations [1]	(65)	(2,651)

[1]	Includes $2,604 in 2003 of before-tax impact of asbestos reserve addition.

LIFE

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Earned premiums	$995	$683	46%
Fee income	786	617	27%
Net investment income [1]	1,201	503	139%
Other revenues	—	27	(100%)
Net realized capital gains (losses)	76	(44)	NM

Total revenues	3,058	1,786	71%
Benefits, claims and claim adjustment expenses [1]	1,877	1,083	73%
Amortization of deferred policy acquisition costs and present value of future profits	233	163	43%
Insurance operating costs and expenses	526	351	50%
Other expenses	1	4	(75%)

Total benefits, claims and expenses	2,637	1,601	65%

Income before income taxes and cumulative effect of accounting change	421	185	128%
Income tax expense	117	40	193%

Income before cumulative effect of accounting change	304	145	110%

Cumulative effect of accounting change, net of tax [2]	(23)	—	NM

Net income	$281	$145	94%

[1]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in an increase in net investment income and benefits, claims and claim adjustment expenses.

[2]	For the quarter ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life’s net income increased, largely due to a significant increase in realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Also contributing to the earnings growth were increases in net income in the Retail and Group Benefits segments. Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting these increases was lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of the SOP. Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, primarily resulting from the Company’s acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“CNA Acquisition”).

Partially offsetting the positive earnings drivers discussed above was the cumulative effect of accounting change from the Company’s adoption of the SOP. The adoption of the SOP also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of the SOP resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of the SOP see Note 1 of Notes to Condensed Consolidated Financial Statements).

Retail Products Group

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Fee income and other	$506	$364	39%
Earned premiums	(14)	(9)	(56%)
Net investment income	272	117	132%
Net realized capital (losses) gains	(1)	6	NM

Total revenues	763	478	60%
Benefits, claims and claim adjustment expenses	257	147	75%
Insurance operating costs and other expenses	175	132	33%
Amortization of deferred policy acquisition costs and present value of future profits	167	103	62%

Total benefits, claims and expenses	599	382	57%

Income before income taxes and cumulative effect of accounting change	164	96	71%
Income tax expense	38	19	100%

Income before cumulative effect of accounting change	126	77	64%

Cumulative effect of accounting change, net of tax[1]	(19)	—	NM

Net income	$107	$77	39%

	March 31,	March 31,
	2004	2003	Change
Individual variable annuity account values	$90,386	$64,047	41%
Other individual annuity account values	11,312	10,602	7%
401K and Specialty products account values	5,230	3,219	62%

Total account values [2]	106,928	77,868	37%
Mutual fund assets under management	22,977	14,328	60%

Total assets under management	$129,905	$92,196	41%

S&P 500 Index value at end of period	1,126	848	33%

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. Assets under management is an internal performance measure used by the segment as relative profitability is highly correlated to the growth in assets under management which is driven by net flows and performance of the equity markets. Fee income generated by the variable annuity operation increased, as average account values increased in the first quarter as compared to the prior year. The increase in average account values can be attributed to approximately $8.6 billion of net flows over the past four quarters and growth in the equity markets, more specifically the average daily value of the S&P 500, which rose by approximately 31% in this time period. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios. Another contributing factor to the increase in fee income was the mutual fund business. Mutual fund assets under management increased due to equity market growth as well as higher net sales, which were $1.1 billion in the first quarter as compared to $132 in the first quarter of 2003.

Partially offsetting the positive earnings drivers discussed above were the cumulative effect of accounting change from the Company’s adoption of the SOP and the resulting lower net income associated with the individual fixed annuity business. The decrease in net income in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product in the first quarter of 2004 as compared to prior year. With the adoption of the SOP, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses line on the income statement rather than reporting the net spread in fee income. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher in the first quarter as compared to the prior year, which reduced net income.

Institutional Solutions Group

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Fee income and other	$74	$77	(4%)
Earned premiums	109	100	9%
Net investment income	257	244	5%
Net realized capital gains	2	1	100%

Total revenues	442	422	5%
Benefits, claims and claim adjustment expenses	355	335	6%
Insurance operating costs and other expenses	37	36	3%
Amortization of deferred policy acquisition costs and present value of future profits	9	6	50%

Total benefits, claims and expenses	401	377	6%

Income before income taxes and cumulative effect of accounting change	41	45	(9%)
Income tax expense	12	14	(14%)

Income before cumulative effect of accounting change	29	31	(6%)

Cumulative effect of accounting change, net of tax[1]	(1)	—	NM

Net income	$28	$31	(10%)

	March 31,	March 31,
	2004	2003	Change
Institutional account values	$12,941	$9,963	30%
Governmental account values	9,243	7,199	28%
Private Placement Life Insurance account values
Variable products	21,305	19,863	7%
Leveraged COLI	2,537	3,159	(20%)

Total account values [2]	46,026	40,184	15%
Mutual fund assets under management	1,246	717	74%

Total assets under management	$47,272	$40,901	16%

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the Institutional segment decreased as compared to the comparable prior year period. This decrease was the result of lower earnings from the private placement life insurance business and the institutional business, which includes structured settlements and institutional annuities. Lower net income in private placement life insurance was due primarily to lower revenues earned as a result of lower account values in the leveraged COLI product due primarily to surrenders that occurred in 2003. The leveraged COLI product continues to contribute favorably to the segment’s profitability, although the contribution may decline in the future depending on the surrender activity of these policies. In addition, the institutional business contributed lower earnings in the first quarter of 2004 compared to the same period in 2003. This decrease was primarily the result of favorable mortality experienced in 2003. Partially offsetting these declines was a small increase in the net income before the cumulative effect of accounting change of the Governmental business when compared to the same period in 2003. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the first quarter of 2003.

Individual Life

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Fee income and other	$186	$182	2%
Earned premiums	(5)	(4)	(25%)
Net investment income	73	66	11%

Total revenues	254	244	4%
Benefits, claims and claim adjustment expenses	125	112	12%
Amortization of deferred policy acquisition costs and present value of future profits	39	46	(15%)
Insurance operating costs and other expenses	40	39	3%

Total benefits, claims and expenses	204	197	4%

Income before income taxes and cumulative effect of accounting change	50	47	6%
Income tax expense	16	15	7%

Income before cumulative effect of accounting change	34	32	6%

Cumulative effect of accounting change, net of tax[1]	(1)	—	NM

Net income	$33	$32	3%

	March 31,	March 31,
	2004	2003	Change
Variable universal life account values	$4,797	$3,673	31%
Total account values	$8,836	$7,583	17%

Variable universal life insurance in force	$67,101	$66,631	1%
Total life insurance in force	$132,482	$127,029	4%

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly as compared to the comparable prior year period. This increase was primarily driven by growth in account values and life insurance in-force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs than the prior year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the quarter. Net investment income increased partially due to the adoption of the SOP, which resulted in increases in net investment income and benefits, claims and claim adjustment expenses for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

Group Benefits

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Earned premiums and other	$915	$602	52%
Net investment income	89	68	31%
Net realized capital losses	—	(3)	100%

Total revenues	1,004	667	51%
Benefits, claims and claim adjustment expenses	684	489	40%
Amortization of deferred policy acquisition costs and present value of future profits	5	4	25%
Insurance operating costs and other expenses	252	131	92%

Total benefits, claims and expenses	941	624	51%

Income before income taxes	63	43	47%
Income tax expense	16	9	78%

Net income	$47	$34	38%

Fully insured – ongoing premiums	$905	$568	59%
Buyout premiums	—	28	(100%)
Other	10	6	83%

Earned premiums and other	$915	$602	52%

Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, both in the former Group Benefits business as well as the result of the CNA Acquisition. The increase in earned premiums was driven by sales of $341, a 54% increase over sales reported in the comparable prior year period and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 75%, down from 80% in first quarter 2003, which contributed favorably to net income. Partially offsetting these favorable items were higher commissions due to higher sales and premiums previously discussed and sales from the CNA Acquisition. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in commissions and operating costs, the segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 28%, from 23% in 2003. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment in 2004. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business. Due to this change in business mix, the segment, as expected, has a lower loss ratio and higher commission ratio than in 2003.

PROPERTY & CASUALTY

Operating Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Earned premiums	$2,186	$2,166	1%
Net investment income	311	281	11%
Other revenues [1]	104	95	9%
Net realized capital gains (losses)	71	(1)	NM

Total revenues	2,672	2,541	5%
Benefits, claims and claim adjustment expenses
Current year	1,469	1,504	(3%)
Prior year	(51)	2,657	NM

Total benefits, claims and claim adjustment expenses	1,418	4,161	(66%)
Amortization of deferred policy acquisition costs	446	401	11%
Insurance operating costs and expenses	166	187	(11%)
Other expenses	163	133	23%

Total benefits, claims and expenses	2,193	4,882	(55%)

Income (loss) before income taxes	479	(2,341)	NM
Income tax expense (benefit)	138	(846)	NM

Net income (loss) [2]	$341	$(1,495)	NM

Ongoing Operations Underwriting Ratios [3]
Loss and loss adjustment expense ratio
Current year	66.8	69.9	3.1
Prior year	(4.5)	—	4.5

Total loss and loss adjustment expense ratio	62.2	69.9	7.7
Expense ratio	27.3	26.2	(1.1)
Policyholder dividend ratio	0.3	0.5	0.2

Combined ratio	89.8	96.6	6.8
Catastrophe ratio	(12.2)	2.7	14.9

Combined ratio before catastrophes	102.0	93.8	(8.2)
Combined ratio before catastrophes and prior accident year development	92.7	93.8	1.1

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains (losses), after-tax, of $47 and $0 for the quarters ended March 31, 2004 and 2003, respectively.

[3]	Excludes Other Operations.

Revenues for Property & Casualty increased $131 for the first quarter ended March 31, 2004 compared with the first quarter of 2003. The increase was due primarily to an increase in net realized capital gains (losses) and net investment income as well as earned premium growth. The increase in earned premiums in the Business Insurance and Personal Lines segments was due primarily to earned pricing increases and new business growth. Partially offsetting the growth in earned premiums was a decrease of $90 in Specialty Commercial earned premiums, reflecting a reduction in estimated earned premium under retrospectively-rated policies.

Net income increased $1.8 billion for the first quarter ended March 31, 2004, primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter ended March 31, 2003. Results for the quarter also were favorably impacted by improved underwriting results and increases in net realized capital gains (losses) and net investment income. Pre-tax net investment income rose $30 for the quarter ending March 31, 2004, due to higher invested assets, primarily from strong cash flows.

Ratios

The previous table and the following segment discussions for the quarters ended March 31, 2004 and 2003 include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford’s insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and net income for the Property & Casualty segments and may not be comparable to other performance measures used by the Company’s competitors. The “loss and loss adjustment expense ratio” is the ratio of claims and claim adjustment expenses to earned premiums. The “expense ratio” is the ratio of underwriting expenses to earned premiums. The “policyholder dividend ratio” is the ratio of policyholder dividends to earned premiums. The “combined ratio” is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of net premiums earned, the cost of losses and expenses, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums. The “catastrophe ratio” represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. See the Reserve section for explanation of prior accident year development.

Premium Measures

Written premiums are a non-GAAP financial measure which represent the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premiums are a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the quarters ended March 31, 2004 and 2003 include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company’s sales of property and casualty insurance products, as compared to earned premiums. Premium renewal retention is defined as renewal premium written in the current period divided by total premium written in the prior period.

Reserves

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 7 and 16 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2003 Form 10-K Annual Report.

During the first quarter of 2004, the aggregate net reserve development relative to the Company’s Property & Casualty reserves was not material. The amount of reserve development in the first quarter for each of the Company’s Property & Casualty segments varied. During the first quarter of 2004, the Company completed a gross asbestos reserve evaluation. The evaluation indicated no change in the overall required gross asbestos reserves. It is anticipated that the related net reserve evaluation will be completed during the second quarter of 2004. The results of the gross study may not be an indication of what may result from the net study. Until the application of ceded reinsurance to the direct and assumed reserves and an assessment of collectibility are completed, the Company will not know the impact, if any, on the required net reserves.

As indicated in the Company’s segment level reserve discussion in the 2003 Annual Report on Form 10-K, at the end of 2003 several areas of reserve exposure were being closely monitored. Consistent with the Company’s practices to regularly review its reserves, the Company continued to monitor these reserve exposures throughout the first quarter and completed several reserve studies, including studies related to September 11 reserves and construction defects claims. As a result of these monitoring activities and studies, the Company made reserve adjustments with regard to certain of those reserve exposures, most notably related to September 11, construction defects and certain assumed reinsurance reserves. These reserve adjustments and the effects on the Company’s segments are more fully discussed in the paragraphs that follow.

With respect to September 11 claim reserves, the Company observed continued favorable developments, including the closure of all but 44 primary insurance property cases, no additional significant anticipated loss notices on assumed reinsurance property treaties, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004. Based on these sustained favorable events, the Company determined in the first quarter that it was appropriate to reduce both the gross and net estimate of loss from September 11. The Company’s gross estimate of loss of $1.1 billion was reduced to $845. Gross reserves remaining are $430. The corresponding reduction in net reserves for September 11 was $175 in Business Insurance, $116 in Specialty Commercial, $7 in Personal Lines and $97 in Other Operations. Net reserves remaining are $152. Most of the remaining September 11 net reserves carried by the Company relate to incurred but not reported (“IBNR”) reserves for workers compensation exposures.

The Company has exposure to losses from construction defects, particularly from contractors in California. The Company has been evaluating and closely monitoring these reserves over time. Based on the Company’s first quarter study that used various predictive models and reflected the increasing severity of construction defect claims, the Company concluded an increase in reserves of $190 was required. This increase consisted of $23 for Business Insurance and $167 for Specialty Commercial.

As indicated in the Company’s year-end 2003 reserve discussion, assumed casualty reinsurance reserves have been difficult to project. The Company has been evaluating and closely monitoring these reserves over time and during 2003 and 2002 booked unfavorable reserve development of $129 and $77, respectively. Unfavorable trends continued in the first quarter of 2004 and, as a result, the Company increased reserves by $130. The majority of the $130 is for assumed casualty treaty reinsurance for the years 1997-2001, with $30 for certain alternative risk transfer contracts.

In addition to the foregoing reserve adjustments in the first quarter of 2004, within the Specialty Commercial segment, there were other offsetting positive and negative adjustments. The principal offsetting adjustments related to a strengthening in specialty large deductible workers compensation reserves and a release in other liability reserves, each approximately $150.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the first quarter ended March 31, 2004 for Property & Casualty follows:

	First Quarter Ended March 31, 2004
	Business Insurance	Personal Lines	Specialty Commercial	Ongoing Operations	Other Operations	Total P&C
Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Add provision for unpaid claims and claim adjustment expenses
Current year	626	533	293	1,452	17	1,469
Prior year [1]	(147)	1	47	(99)	48	(51)

Total provision for unpaid claims and claim adjustment expenses	479	534	340	1,353	65	1,418
Less payments [2]	(447)	(545)	(258)	(1,250)	(1,176)	(2,426)

Ending liabilities for unpaid claims and claim adjustment expenses-net [1]	4,933	1,679	3,134	9,746	5,464	15,210
Reinsurance and other recoverables	369	42	1,932	2,343	2,693	5,036

Ending liabilities for unpaid claims and claim adjustment expenses-gross [1]	$5,302	$1,721	$5,066	$12,089	$8,157	$20,246

Earned premiums	$1,018	$835	$321	$2,174	$12	$2,186
Loss and loss expense paid ratio	43.9	65.4	80.5	57.6
Loss and loss expense incurred ratio	47.1	64.1	105.2	62.2
Prior accident year development (pts.)	(14.5)	0.1	14.9	(4.5)

[1]	The quarter ended March 31, 2004 included a net reserve release related to September 11 of $175 in Business Insurance, $7 in Personal Lines, $116 in Specialty Commercial and $97 in Other Operations, an increase of $190 for construction defects claims, an increase in assumed casualty reinsurance reserves of $130, and offsetting strengthening in large deductible workers compensation reserves and release in other liability reserves, each approximately $150.

[2]	Other Operations reflects payments pursuant to the MacArthur settlement.

Reinsurance Recoverables

The Company’s net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.2 billion and $5.4 billion at March 31, 2004 and December 31, 2003, respectively. Of the total net reinsurance recoverables as of December 31, 2003, $446 relates to the Company’s mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.5 billion, or 71%, were rated by A.M. Best. Of the total rated by A.M. Best, 92%, were rated A- (excellent) or better. The remaining $1.4 billion, or 29%, of net recoverables from reinsurers were comprised of the following: 5% related to voluntary pools, 2% related to captive insurance companies, and 22% related to companies not rated by A.M. Best. There have been no material changes to the distribution of net recoverables from reinsurers for the Company since December 31, 2003.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts such as New York Regulation 114 trusts, funds held accounts and group wide offsets.

The allowance for unrecoverable reinsurance was $348 and $381 at March 31, 2004 and December 31, 2003, respectively. The allowance for unrecoverable reinsurance is based on an assessment of the credit quality of our reinsurers as well as an estimate (if any) of the cost of resolution of reinsurer disputes.

In the second quarter, the Company expects to complete an updated study of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. The Company has observed certain developments that could potentially have implications for its ability to recover reinsurance cessions of such liabilities, including recent trends in commutation activity between reinsurers and cedants and recent trends in arbitration and litigation outcomes in disputes between these parties. The Company is also analyzing recent changes in the mix of The Hartford’s estimated liabilities in the Other Operations segment to determine whether these have implications for its ability to cede liabilities.

Business Insurance

Underwriting Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Written premiums	$1,136	$990	15%
Change in unearned premium reserve	118	110	7%

Earned premiums	$1,018	$880	16%
Benefits, claims and claim adjustment expenses
Current year	626	598	5%
Prior year	(147)	—	—

Total benefits, claims and claim adjustment expenses	479	598	(20%)
Amortization of deferred policy acquisition costs	255	204	25%
Insurance operating costs and expenses	59	71	(17%)

Underwriting results	$225	$7	NM

Loss and loss adjustment expense ratio
Current year	61.6	67.9	6.3
Prior year	(14.5)	—	14.5

Total loss and loss adjustment expense ratio	47.1	67.9	20.8
Expense ratio	30.3	30.5	0.2
Policyholder dividend ratio	0.4	0.8	0.4

Combined ratio	77.9	99.2	21.3
Catastrophe ratio	(15.4)	4.6	20.0

Combined ratio before catastrophes	93.4	94.6	1.2
Combined ratio before catastrophes and prior accident year development	90.3	94.6	4.3

Premium Breakdown

	Written Premiums [1]			Earned Premiums [1]
	First Quarter Ended			First Quarter Ended
	March 31,			March 31,
	2004	2003	Change	2004	2003	Change
Small Commercial	$560	$480	17%	$481	$430	12%
Middle Market	576	510	13%	537	450	19%

Total	$1,136	$990	15%	$1,018	$880	16%

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Business Insurance achieved written premium growth of $146 reflecting new business growth of 11% and written pricing increases of 4%. Premium renewal retention was 84% and 90% for the first quarter ending March 31, 2004 and 2003, respectively. Small commercial and middle market written premiums increased $80 and $66, respectively, as a result of new business growth and written pricing increases. Premium renewal retention remains strong in both small commercial and middle market.

Earned premiums for the segment increased $138 due to strong 2003 and 2004 written pricing increases. Earned premiums increased $87 and $51 for middle market and small commercial, respectively, reflecting strong earned pricing increases.

Underwriting results improved $218, with a corresponding 21.3 point decrease in the combined ratio, for the first quarter ended March 31, 2004. The improvement was driven by a decrease in the loss and loss adjustment expense ratio due primarily to a reduction in reserves for September 11 of $175, which was partially offset by an increase in reserves of $23 for construction defects. These reserve actions represent 14.9 points of the 14.5 point favorable development in prior year losses. The catastrophe ratio includes 17.2 points of favorable development related to the $175 decrease in September 11 reserves. Before this favorable impact, catastrophe losses in the first quarter of 2004 decreased by 2.8 points from the same period in the prior year. Before catastrophes and all prior accident year development, underwriting results improved $52 with a corresponding 4.3 point decrease in the combined ratio. The improvement was driven by a decrease in the loss and loss adjustment expense ratio for both small commercial and middle market, primarily due to improved frequency of loss and earned pricing increases.

Personal Lines

Underwriting Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Written premiums	$836	$770	9%
Change in unearned premium reserve	1	(2)	NM

Earned premiums	$835	$772	8%
Benefits, claims and claim adjustment expenses
Current year	533	540	(1%)
Prior year	1	—	—

Total benefits, claims and claim adjustment expenses	534	540	(1%)
Amortization of deferred policy acquisition costs	125	104	20%
Insurance operating costs and expenses	70	72	(3%)

Underwriting results	$106	$56	89%

Loss and loss adjustment expense ratio
Current year	64.0	69.7	5.7
Prior year	0.1	—	(0.1)

Total loss and loss adjustment expense ratio	64.1	69.7	5.6
Expense ratio	23.3	23.0	(0.3)

Combined ratio	87.4	92.7	5.3
Catastrophe ratio	0.8	1.4	0.6

Combined ratio before catastrophes	86.6	91.3	4.7
Combined ratio before catastrophes and prior accident year development	86.1	91.3	5.2
Other revenues [1]	$29	$28	4%

[1] Represents servicing revenue.

Premium Breakdown

	Written Premiums [1]			Earned Premiums [1]
	First Quarter Ended			First Quarter Ended
	March 31,			March 31,
	2004	2003	Change	2004	2003	Change
Business Unit
AARP	$523	$475	10%	$520	$466	12%
Other Affinity	34	42	(19%)	36	44	(18%)
Agency	210	186	13%	215	199	8%
Omni	69	67	3%	64	63	2%

Total	$836	$770	9%	$835	$772	8%
Product Line
Automobile	$649	$609	7%	$633	$598	6%
Homeowners	187	161	16%	202	174	16%

Total	$836	$770	9%	$835	$772	8%
Combined Ratios
Automobile				90.1	96.1	6.0
Homeowners				78.7	80.8	2.1

Total				87.4	92.7	5.3

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Written premiums increased $66 due to growth in both the automobile and homeowners lines. The increase in automobile of $40 was due to strong new business growth and written pricing increases of 4%. Automobile premium renewal retention was 88% and 90% for the first quarter ending March 31, 2004 and 2003, respectively. Homeowners growth of $26 was also largely driven by increased new business and written pricing increases of 10%. Homeowners premium renewal retention was 101% and 103% for the first quarter ending March 31, 2004 and 2003, respectively. The increases in both automobile and homeowners written premiums were primarily due to growth in the AARP program and the agency business unit. AARP increased $48 and agency increased $24, primarily as a result of strong new business growth and written pricing increases. Although written premium growth in agency increased 13%, this increase reflects the dampening effects of the Company’s conversion from twelve to six-month policies written under a new automobile class plan product. Partially offsetting the increase in written premiums for the Personal Lines segment was a $8 decrease in written premiums in other affinity due to an expected reduction in policy counts. Earned premiums increased $63 due primarily to growth in AARP. AARP increased $54 primarily as a result of earned pricing increases.

Underwriting results increased $50, with a corresponding 5.3 point decrease in the combined ratio. Automobile results improved 6.0 combined ratio points due to earned pricing increases. The underwriting experience related to homeowners continued to remain favorable and improved 2.1 combined ratio points over the prior year period due primarily to double-digit earned pricing increases and favorable loss frequency.

Specialty Commercial

Underwriting Summary

	First Quarter Ended
	March 31,
	2004	2003	Change
Written premiums	$426	$406	5%
Change in unearned premium reserve	105	51	106%

Earned premiums	$321	$355	(10%)
Benefits, claims and claim adjustment expenses
Current year	293	265	11%
Prior year	47	—	—

Total benefits, claims and claim adjustment expenses	340	265	28%
Amortization of deferred policy acquisition costs	61	56	9%
Insurance operating costs and expenses	30	29	3%

Underwriting results	$(110)	$5	NM

Loss and loss adjustment expense ratio
Current year	90.3	75.1	(15.2)
Prior year	14.9	—	(14.9)

Total loss and loss adjustment expense ratio	105.2	75.1	(30.1)
Expense ratio	28.1	22.6	(5.5)
Policyholder dividend ratio	0.8	0.7	(0.1)

Combined ratio	134.1	98.4	(35.7)
Catastrophe ratio	(35.6)	0.9	36.5

Combined ratio before catastrophes	169.7	97.5	(72.2)
Combined ratio before catastrophes and prior accident year development	117.5	97.5	(20.0)
Other revenues [1]	$74	$67	10%

[1] Represents servicing revenue.

Premium Breakdown

	Written Premiums [1]			Earned Premiums [1]
	First Quarter Ended			First Quarter Ended
	March 31,			March 31,
	2004	2003	Change	2004	2003	Change
Property	83	97	(14%)	87	89	(2%)
Casualty	192	187	3%	81	148	(45%)
Bond	48	45	7%	44	42	5%
Professional Liability	78	65	20%	82	64	28%
Other	25	12	108%	27	12	125%

Total	$426	$406	5%	$321	$355	(10%)

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Specialty Commercial written premiums increased $20, driven by an increase in professional liability, partially offset by a reduction in premium renewal retention in property. The increase in written premiums for professional liability is primarily due to a decrease in the portion of risks ceded to reinsurers, offset in part by a decrease in written pricing and a decrease in premium renewal retention. Casualty experienced written pricing increases of 11 to 15%, offset by a decrease in renewal retention. Within the “other” category, written premiums increased due to increased premiums on internal reinsurance arrangements.

Premiums receivable under retrospectively-rated policies were reduced by $90, reflecting a decrease in estimated earned premiums under the terms of these policies. This reduction in retrospective premiums receivable, which is based on the Company’s most recent estimates, was reflected as a reduction in earned premiums in the first quarter of 2004, which is the main cause of the $34 decrease in earned premiums. Partially offsetting the decrease in earned premiums was growth in the casualty and professional liability lines of business as a result of strong earned pricing increases.

Underwriting results decreased $115 for the first quarter as compared with the same prior year period, due primarily to the $90 decrease in earned premiums under retrospectively-rated policies and net unfavorable prior accident year loss development. Prior accident year loss development of $47 for the first quarter included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves, and strengthening in large deductible workers compensation reserves and a release in other liability reserves, each approximately $150. The combined effect of all prior accident year loss development and earned premium adjustment on retrospectively-rated policies caused a 34.7 point increase in the total loss and loss expense ratio, and a 41.1 point increase in the combined ratio. Before considering the $116 release in September 11 reserves, the catastrophe ratio was 0.6 points, which is down slightly from the prior year period.

Before catastrophes, all prior year accident development, and the earned premium adjustment on retrospectively-rated policies, underwriting results improved $24 with a corresponding 5.8 point decrease in the combined ratio primarily due to underwriting improvement over the prior year period in the casualty and professional liability lines of business.

Other Operations (Including Asbestos and Environmental Claims)

	First Quarter Ended
	March 31,
Operating Summary	2004	2003	Change
Written premiums	$(1)	$281	NM
Change in unearned premium reserve	(13)	122	NM

Earned premiums	12	159	(92%)
Benefits, claims and claim adjustment expenses
Current year	17	101	(83%)
Prior year	48	2,657	(98%)

Total benefits, claims and claim adjustment expenses	65	2,758	(98%)
Amortization of deferred policy acquisition costs	5	37	(95%)
Insurance operating costs and expenses	7	15	(33%)

Underwriting results	$(65)	$(2,651)	98%

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures. Effective January 1, 2004, the financial results of the Company’s Reinsurance segment are reported in Other Operations and 2003 results of operations have been reclassified to reflect this change.

The decline in written and earned premiums in the first quarter was due to the Company’s decision to exit the assumed domestic reinsurance business in May 2003. The Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America (“Endurance”), whereby the majority of the Company’s inforce book of business was retroceded as of April 1, 2003 to Endurance. Under the quota share agreement, Endurance reinsured most of the assumed reinsurance contracts that were written by the Company on or after January 1, 2002 and that had unearned premium as of April 1, 2003. The Company remains subject to ongoing reserve development relating to all retained business.

The underwriting loss in 2003 reflects $2.6 billion of asbestos reserve strengthening. As indicated in the Company’s first quarter of 2004 reserves discussion, for Other Operations, September 11 net reserves were reduced by $97 and assumed reinsurance reserves, primarily for casualty business written during the 1997 – 2001 period and certain alternative risk transfer contracts, were increased by $130.

On December 19, 2003, Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with MacArthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in an escrow account until conditions precedent to the settlement occurred in April. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments have been accounted for as a reduction in unpaid claim and claim adjustment expenses during the first quarter of 2004. Because the escrow funds would have reverted back to The Hartford’s ownership if the conditions precedent had not occurred, the $1.15 billion payment also resulted in an increase in both other assets and other liabilities as of March 31, 2004. These will decrease in an equal amount when the escrowed funds are paid into the trust.

Asbestos and Environmental Claims

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods when theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Company believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, insurers in general, including the Company, have recently experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’

increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for so-called “non-products” coverages to which an aggregate limit of liability may not apply. Recently, many insurers, including The Hartford, also have been sued directly by asbestos claimants asserting that insurers had a duty to protect the public from the dangers of asbestos. Management believes these issues are not likely to be resolved in the near future.

Further uncertainties include whether some policyholders’ liabilities will reach the umbrella or excess layers of their coverage; the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with The Hartford’s previous assessment of these claims; insolvencies of other carriers; the number and outcome of direct actions against The Hartford; and unanticipated developments pertaining to The Hartford’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted and, if so, what its effect will be on The Hartford’s aggregate asbestos liabilities.

The reporting pattern for excess insurance and reinsurance claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting excess and reinsurance claims adds to the uncertainty of estimating the related reserves.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought by the claimant from the insured.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for other kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on an exposure based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or “all other” activity. The following discussion below relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves within each category of Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The “all other” category of reserves covers a wide range of insurance and reinsurance coverages, including potential liability for breast implants, blood products, construction defects, lead paint and other long-tail liabilities.

The Other Operations book of business contains policies written from the 1940’s to 2003. The Hartford’s experience has been that this book of business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers (“whole account” exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford’s net exposure in these arrangements has increased for a variety of reasons, including The Hartford’s commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

Consistent with the Company’s long-standing reserving practices, The Hartford will continue to review and monitor these reserves regularly and, where future developments indicate, make appropriate adjustments to the reserves. The loss reserving assumptions, drawn from both industry data and the Company’s experience, have over time been applied to all of this business and have resulted in strengthening or reserve releases at various times over the past decade.

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the quarter ended March 31, 2004. Also included are the remaining asbestos and environmental exposures of Ongoing Operations.

Other Operations Claims and Claim Adjustment Expenses

For the First Quarter Ended March 31, 2004	Asbestos		Environmental	All Other [1]	Total
Beginning liability - net [2][3]	$3,794		$408	$2,392	$6,594
Claims and claim adjustment expenses incurred	3		3	61	67
Claims and claim adjustment expenses paid [5]	1,091		19	67	1,177

Ending liability – net [2] [3]	$2,706	[4]	$392	$2,386	$5,484

[1]	Includes unallocated loss adjustment expense reserves and the Reinsurance segment.

[2]	Ending liabilities include asbestos and environmental reserves reported in Ongoing Operations of $11 and $9, respectively, as of March 31, 2004 and of $11 and $8, respectively, as of December 31, 2003. The total net claim and claim adjustment expenses incurred of $67 includes $2 related to asbestos and environmental claims reported in Ongoing Operations.

[3]	Gross of reinsurance, asbestos and environmental reserves were $4,644 and $513, respectively, as of March 31, 2004 and $5,884 and $542, respectively, as of December 31, 2003.

[4]	The one year and average three year net paid amounts for asbestos claims are $1,215 and $1,443, respectively, resulting in a one year net survival ratio of 2.2 (13.7 excluding the MacArthur payments) and a three year net survival ratio of 5.6 (19.1 excluding MacArthur). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[5]	Asbestos payments include $1.15 billion of payments pursuant to the MacArthur settlement.

At March 31, 2004, asbestos reserves were $2.7 billion, a decrease of $1.1 billion compared to $3.8 billion as of December 31, 2003. The decrease in asbestos reserves is primarily driven by the MacArthur settlement payment made in the first quarter of 2004. During the first quarter of 2004, the Company completed a gross asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall required gross asbestos reserves. It is anticipated that the net reserve evaluation will be completed during the second quarter of 2004 and net reserve estimates could change as a result of this evaluation.

The Company classifies its asbestos reserves into three categories: direct insurance; assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

The Company continues to divide its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts collectively divided into: structured settlements, Wellington, and Other Major Asbestos Defendants), Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5 and Unallocated. An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions in the account’s profile within the claim and legal environment such that the exposure may be viewed as less than $2.5 in a subsequent evaluation, or vice versa. During the first quarter of 2004, the Company reclassified some losses paid more than three years ago to different categories. These reclassifications had no effect on total reserves or on the one-year or three-year gross survival ratios.

Structured settlements are those accounts where the Company has reached an agreement with the insured as to the amount and timing of the claim payments to be made to the insured.

The Wellington category includes insureds that entered into the “Wellington Agreement” dated June 19, 1985. The Wellington Agreement provided terms and conditions for how the signatory asbestos producers would access their coverage from the signatory insurers.

The Other Major Asbestos Defendants subcategory represents insureds included in Tiers 1 and 2, as defined by Tillinghast. The Tier 1 and 2 classifications are meant to capture the insureds for which there is expected to be significant exposure to asbestos claims.

The unallocated category includes an estimate of the reserves necessary for asbestos claims related to direct insureds who have not previously tendered asbestos claims to the company, potential non-products exposures and closed accounts exclusive of Major Asbestos Defendants.

Assumed Reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level reflecting changes in the asbestos tort litigation and direct insurance coverage environments.

Estimating liabilities for London Market business is the most uncertain of the three categories of claims, (direct, assumed reinsurance and London Market.) As a participant in the London Market (comprised of both Lloyd’s of London and London Company Markets), the Company wrote business on a subscription basis, with the Company’s involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.

The following table displays gross asbestos reserves and other statistics by policyholder category, as of March 31, 2004, reflecting the Company’s most recent gross reserve study:

Summary of Gross Asbestos Reserves

							3 Year
							Gross Survival
						3 Year	Ratio [1] [2]
				% of		Gross Survival	before
	Number of	All Time	Total	Asbestos	All Time	Ratio [1] [2]	MacArthur
	Accounts [5]	Paid	Reserves	Reserves	Ultimate	(in years)	(in years)
As of Most Recent Reserve Evaluation [4]
Major asbestos defendants
Structured settlements (includes 2 Wellington accounts)	7	$257	$358	6%	$615	9.1	9.1
Wellington (direct only)	31	682	281	5%	963	5.3	5.3
Other major asbestos defendants	27	178	443	8%	621	27.3	27.3
No known policies (includes 3 Wellington accounts)	5	—	—	—	—	—	—
Accounts with future exposure > $2.5	106	369	1,210	20%	1,579	16.7	16.7
Accounts with future exposure < $2.5	930	152	135	2%	287	12.9	12.9
MacArthur settlement	1	32	1,150	20%	1,182
Unallocated [3]	—	100	896	15%	996

Total direct		1,770	4,473	76%	6,243	22.0	16.8
Assumed reinsurance		560	931	16%	1,491	15.5	15.5
London market		373	480	8%	853	13.6	13.6

Total		2,703	5,884	100%	8,587	19.7	16.1

First Quarter 2004 MacArthur payments	1	1,162	(1,162)		—
First Quarter 2004 Activity, excluding MacArthur		82	(78)		4

Total as of March 31, 2004 [2]		$3,947	$4,644		$8,591	6.6	14.8

[1]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time due to numerous factors such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio as of March 31, 2004 is computed based on total paid losses of $2,105 for the period from April 1, 2001 to March 31, 2004. All other 3-year gross survival ratios presented are based on total paid losses for the 3-year period ended December 31, 2003.

[2]	As of March 31, 2004, the one year gross paid amount for total asbestos claims is $1.5 billion resulting in a one year gross survival ratio of 3.1. If the ratio was calculated without considering the $1.16 billon in payments for MacArthur in the first quarter of 2004, the one year gross survival ratio would be 13.7.

[3]	Includes closed accounts, exclusive of Major Asbestos Defendants, and unallocated IBNR.

[4]	The information presented by account category reflects the first quarter 2004 reserve evaluation of gross asbestos losses incurred as of December 31, 2003.

[5]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the first quarter of 2004. There was no impact on total all-time paid losses or total reserves.

The following table sets forth, for the quarter ended March 31, 2004, paid and incurred loss activity by the three categories of claims for asbestos and environmental.

Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
For the First Quarter Ended March 31, 2004	Loss & LAE [1]	Loss & LAE	Loss & LAE	Loss & LAE
Gross
Direct	$1,233	$4	$20	$3
Assumed – Domestic	7	—	3	—
London Market	4	—	9	—

Total	1,244	4	32	3
Ceded	(153)	(1)	(13)	—

Net	$1,091	$3	$19	$3

[1]	Reflects payments pursuant to the MacArthur settlement.

INVESTMENTS

General

The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios are managed based on the underlying characteristics and nature of each operation’s respective liabilities and within established risk parameters. (For further discussion of The Hartford’s approach to managing risks, see the Investment Credit Risk section.)

The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company and its affiliates (“Hartford Investment Management”), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $17.9 billion of separate account assets to the general account as a result of adopting the SOP. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income. The remaining $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are designated as trading securities with changes in fair value reported in net investment income.

Return on invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 29% and 17% of the Company’s consolidated revenues for the quarters ended March 31, 2004 and 2003, respectively. The increase in the percentage of consolidated revenues is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 85% and 93% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 16% and 17% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For further discussion, see the Company’s discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under the “Investments” section in the Hartford’s 2003 Form 10-K Annual Report.)

Life

The primary investment objective of Life is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations.

The following table identifies Life’s invested assets by type as of March 31, 2004 and December 31, 2003.

Composition of Invested Assets

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$49,580	80.4%	$37,462	91.0%
Equity securities, available-for-sale, at fair value	406	0.7%	357	0.9%
Equity securities, held for trading, at fair value	7,831	12.7%	—	—
Policy loans, at outstanding balance	2,655	4.3%	2,512	6.1%
Mortgage loans, at cost	620	1.0%	466	1.1%
Limited partnerships, at fair value	197	0.3%	177	0.4%
Other investments	350	0.6%	180	0.5%

Total investments	$61,639	100.0%	$41,154	100.0%

Fixed maturity investments and equity securities held for trading increased 32% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of the SOP. The remaining increase in fixed maturity investments was primarily due to an increase in market prices driven by a decline in interest rates during the first quarter of 2004.

Investment Results

The following table summarizes Life’s investment results.

	First Quarter Ended
	March 31,
(Before-tax)	2004	2003
Net investment income – excluding income on policy loan and trading securities [1]	$661	$445
Policy loan income	45	58
Trading securities income [2]	495	—

Net investment income – total [1]	$1,201	$503
Yield on average invested assets [3]	5.7%	6.1%

Gross gains on sale	$100	$57
Gross losses on sale	(18)	(47)
Impairments	(8)	(67)
Periodic net coupon settlements on non-qualifying derivatives [1]	2	4
GMWB derivatives, net	(2)	—
Other, net [4]	2	9

Net realized capital gains (losses) [1] [5]	$76	$(44)

[1]	The prior period reflects the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2]	Represents the change in value of securities classified as trading.

[3]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by average invested assets at cost or amortized cost, as applicable, for the first quarter ended March 31, 2004 and 2003. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding trading securities and collateral received associated with the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred acquisition costs associated with realized capital gains (losses).

[5]	First quarter 2004 includes $5 of net realized gains (losses) associated with guaranteed separate accounts classified within the general account amounts pursuant to the adoption of the SOP .

For the quarter ended March 31, 2004, net investment income, excluding policy loans and trading securities, increased $216, or 49%, compared to the same period in 2003. Approximately $154 of the increase related to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP and approximately $26 of the increase related to income earned on assets acquired in the CNA acquisition, which was consummated on December 31, 2003. The remaining increase was primarily due to income earned on a higher invested asset base, as compared to the first quarter 2003, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the first quarter of 2004 of approximately 4.8%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains (losses) for the first quarter ended March 31, 2004 improved by $120 compared to the same period in 2003, primarily the result of higher realized gains on sales of fixed maturity and equity securities and lower other-than-temporary impairments. Realized gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting of securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Property & Casualty

The investment objective for Property & Casualty’s ongoing operations is to maximize economic value while generating after-tax income and sufficient liquidity to meet policyholder and corporate obligations. For Property & Casualty’s Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty’s investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The following table identifies Property & Casualty’s invested assets by type as of March 31, 2004 and December 31, 2003.

Composition of Invested Assets

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$23,196	96.4%	$23,715	96.4%
Equity securities, available-for-sale, at fair value	206	0.9%	208	0.8%
Real estate/Mortgage loans, at cost	309	1.3%	328	1.3%
Limited partnerships, at fair value	164	0.7%	168	0.7%
Other investments	177	0.7%	186	0.8%

Total investments	$24,052	100.0%	$24,605	100.0%

Total fixed maturities decreased 2% since December 31, 2003, primarily due to $1.15 billion of payments made pursuant to the MacArthur settlement, partially offset by premium cash flow and an increase in the fair value of fixed maturities as a result of a decrease in interest rates.

Investment Results

The table below summarizes Property & Casualty’s investment results.

	First Quarter Ended
	March 31,
	2004	2003
Net investment income, before-tax [1]	$311	$281
Net investment income, after-tax [1] [2]	$232	$215
Yield on average invested assets, before-tax [3]	5.5%	5.8%
Yield on average invested assets, after-tax [2] [3]	4.1%	4.4%

Gross gains on sale	$72	$80
Gross losses on sale	(5)	(60)
Impairments	(6)	(22)
Periodic net coupon settlements on non-qualifying derivatives [1]	4	4
Other, net [4]	6	(3)

Net realized capital gains (losses), before-tax [1]	$71	$(1)

[1]	The prior period reflects the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[3]	Represents annualized net investment income divided by average invested assets at cost or amortized cost, as applicable, for the first quarter ended March 31, 2004 and 2003. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding the collateral obtained from the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.

For the first quarter ended March 31, 2004, before- and after-tax net investment income increased $30, or 11%, and $17, or 8%, respectively, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher invested asset base, partially offset by lower investment yields. Invested assets as of March 31, 2004 increased as compared to March 31, 2003, due to positive operating cash flow partially offset by payments made pursuant to the MacArthur settlement. Yields on average invested assets decreased from the prior year period as a result of lower rates on new investment purchases. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in the first quarter of 2004 of approximately 4.7%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains (losses) for the first quarter ended March 31, 2004 improved by $72 compared to the same period in 2003, primarily the result of higher net realized gains on sales of fixed maturity securities and lower other-than-temporary impairments. Realized gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and ABS sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting of securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies. (For further discussion of other-than-temporary impairments, see the Other-than-Temporary Impairments commentary in this section of the MD&A.)

Corporate

Certain proceeds from the Company’s September 2002 and May 2003 capital raising activities have been retained in Corporate. As of March 31, 2004 and December 31, 2003, Corporate held $38 and $86, respectively, of short-term fixed maturity investments. In addition, Corporate held $28 and $2 of other investments as of March 31, 2004 and December 31, 2003, respectively.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type.

Other-Than-Temporary Impairments by Type

	First Quarter Ended			First Quarter Ended
	March 31, 2004			March 31, 2003
		Property &			Property &
(before-tax)	Life	Casualty	Consolidated	Life	Casualty	Consolidated
ABS
Corporate debt obligations (“CDO”)	$4	$1	$5	$10	$5	$15
Credit card receivables	—	—	—	12	2	14
Other ABS	—	5	5	4	1	5

Total ABS	4	6	10	26	8	34
Corporate
Consumer non-cyclical	—	—	—	7	2	9
Technology and communications	—	—	—	3	2	5
Transportation	—	—	—	7	3	10
Other corporate	3	—	3	3	1	4

Total corporate	3	—	3	20	8	28
Equity	—	—	—	21	6	27
Mortgage-backed securities (“MBS”) – interest only securities	1	—	1	—	—	—

Total other-than-temporary impairments	$8	$6	$14	$67	$22	$89

ABS — During the first quarter of 2004, other-than-temporary impairments were recorded for various ABS security types as a result of a deterioration of cash flows derived from the underlying collateral of several securities. The decrease in impairments compared to the prior year period is primarily the result of a general stabilization in the performance of the underlying collateral, which has resulted in improved pricing levels. Pricing levels for CDOs recovered modestly during the first quarter of 2004 due to an increase in demand for these asset types, driven by improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The increase in pricing levels for credit card receivables was primarily driven by improvement in collateral performance.

Impairments of ABS during the first quarter of 2003 were driven by a deterioration of collateral cash flows. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans.

Corporate — The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in the first quarter of 2004 compared to the first quarter of 2003.

A significant portion of corporate impairments during the quarter ended March 31, 2003 was the result of one consumer non-cyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, as a result of a decline in airline travel.

Other — Other-than-temporary impairments were also recorded in the first quarter of 2003 on various diversified mutual funds and preferred stock investments.

In addition to the impairments described above, fixed maturity and equity securities were sold during the quarters ended March 31, 2004 and 2003 at total gross losses of $22 and $99, respectively. No single security was sold at a loss in excess of $5 and $9 during the quarters ended March 31, 2004 and 2003, respectively.

INVESTMENT CREDIT RISK

The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of the Company’s Board of Directors.

Please refer to the Investment Credit Risk section of the MD&A in The Hartford’s 2003 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.

The Company invests primarily in securities that are rated investment grade, and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity.

The following table identifies fixed maturity securities by type on a consolidated basis as of March 31, 2004 and December 31, 2003.

Consolidated Fixed Maturities by Type

	March 31, 2004					December 31, 2003
					Percent of					Percent of
					Total					Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS	$6,276	$168	$(71)	$6,373	8.8%	$6,483	$154	$(113)	$6,524	8.9%
CMBS	10,791	724	(20)	11,495	15.8%	10,230	545	(44)	10,731	14.7%
Collateralized mortgage obligation (“CMO”)	882	21	(1)	902	1.2%	1,059	17	(3)	1,073	1.5%
Corporate
Basic industry	3,333	278	(5)	3,606	5.0%	4,035	286	(15)	4,306	5.9%
Capital goods	2,076	179	(4)	2,251	3.1%	1,850	133	(11)	1,972	2.7%
Consumer cyclical	3,330	268	(4)	3,594	4.9%	3,167	210	(12)	3,365	4.6%
Consumer non-cyclical	3,373	298	(7)	3,664	5.0%	3,572	236	(18)	3,790	5.2%
Energy	2,070	190	(2)	2,258	3.1%	2,036	142	(10)	2,168	3.0%
Financial services	7,830	675	(27)	8,478	11.6%	7,767	536	(45)	8,258	11.3%
Technology and communications	5,001	561	(8)	5,554	7.6%	4,955	489	(18)	5,426	7.5%
Transportation	739	61	(4)	796	1.1%	777	51	(6)	822	1.1%
Utilities	3,110	269	(11)	3,368	4.6%	2,941	221	(20)	3,142	4.3%
Other	859	63	(1)	921	1.3%	720	33	(5)	748	1.0%
Government/Government agencies
Foreign	1,385	154	(4)	1,535	2.1%	1,605	171	(3)	1,773	2.4%
United States	1,292	41	—	1,333	1.8%	1,401	33	(4)	1,430	1.9%
MBS – agency	2,415	55	—	2,470	3.4%	2,794	43	(3)	2,834	3.9%
Municipal
Taxable	742	32	(9)	765	1.1%	625	19	(15)	629	0.9%
Tax-exempt	9,469	816	(3)	10,282	14.1%	9,445	775	(4)	10,216	14.0%
Redeemable preferred stock	71	3	—	74	0.1%	77	3	—	80	0.1%
Short-term	3,094	1	—	3,095	4.3%	3,708	3	—	3,711	5.1%

Total fixed maturities	$68,138	$4,857	$(181)	$72,814	100.0%	$69,247	$4,100	$(349)	$72,998	100.0%

Total general account fixed maturities						$58,127	$3,413	$(277)	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The Company’s fixed maturity gross unrealized gains and losses have improved by $757 and $168, respectively, from December 31, 2003 to March 31, 2004, primarily due to a decline in long-term interest rates and, to a lesser extent, credit spread tightening associated with ABS, partially offset by sales of securities in a gain position. During the quarter ended March 31, 2004, the ten year U.S. treasury rate declined approximately 40 basis points since December 31, 2003, largely due to disappointing new job creation and a capacity utilization percentage. The Company expects U.S. fiscal and monetary policy to remain stimulative until inflationary pressures return.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS and short-term securities. CMBS increased as a result of a tactical decision to increase the Company’s investment in the asset class due to its stable spreads, high quality and attractive yields. Investments in short-term securities decreased primarily due to payments made pursuant to the MacArthur settlement.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality on a consolidated basis, as of March 31, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality

	March 31, 2004			December 31, 2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$4,662	$4,777	6.6%	$5,274	$5,357	7.3%
AAA	15,799	16,854	23.1%	15,672	16,552	22.7%
AA	7,479	8,043	11.0%	7,377	7,855	10.8%
A	16,863	18,220	25.0%	17,646	18,750	25.7%
BBB	17,025	18,350	25.2%	16,143	17,114	23.4%
BB & below	3,216	3,475	4.8%	3,427	3,659	5.0%
Short-term	3,094	3,095	4.3%	3,708	3,711	5.1%

Total fixed maturities	$68,138	$72,814	100.0%	$69,247	$72,998	100.0%

Total general account fixed maturities				$58,127	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, greater than 95% and 95%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above). The following table presents the Below Investment Grade (“BIG”) fixed maturities by type, as of March 31, 2004 and December 31, 2003.

Consolidated BIG Fixed Maturities by Type

	March 31, 2004			December 31, 2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
ABS	$233	$239	6.9%	$293	$275	7.5%
CMBS	196	208	6.0%	185	190	5.2%
Corporate
Basic industry	364	385	11.0%	365	381	10.4%
Capital goods	181	189	5.4%	177	187	5.1%
Consumer cyclical	395	430	12.4%	377	408	11.2%
Consumer non-cyclical	350	367	10.6%	423	442	12.1%
Energy	115	124	3.6%	113	123	3.4%
Financial services	21	22	0.6%	20	20	0.5%
Technology and communications	379	454	13.1%	418	505	13.8%
Transportation	32	37	1.1%	58	61	1.7%
Utilities	465	488	14.0%	529	549	15.0%
Foreign government	429	476	13.7%	416	463	12.7%
Other	56	56	1.6%	53	55	1.4%

Total fixed maturities	$3,216	$3,475	100.0%	$3,427	$3,659	100.0%

Total general account fixed maturities				$2,681	$2,877	78.6%
Total guaranteed separate account fixed maturities [1]				$746	$782	21.4%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of tactical decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Securities

	March 31, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$3,596	$3,551	$(45)	$4,867	$4,826	$(41)
Greater than three months to six months	233	229	(4)	3,991	3,854	(137)
Greater than six months to nine months	1,760	1,731	(29)	404	382	(22)
Greater than nine months to twelve months	235	225	(10)	151	142	(9)
Greater than twelve months	1,418	1,305	(113)	1,844	1,688	(156)

Total	$7,242	$7,041	$(201)	$11,257	$10,892	$(365)

Total general account				$9,234	$8,941	$(293)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As of March 31, 2004 and December 31, 2003, fixed maturities represented $181, or 90%, and $349, or 96%, of the Company’s total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of March 31, 2004 or December 31, 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of March 31, 2004 and December 31, 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. As of March 31, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $13 and $15, respectively. (For further discussion of the other-than-temporary impairments criteria, see “Investments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 8% and 5% of the total unrealized loss amount as of March 31, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

Consolidated Total Securities with Unrealized Loss Greater Than Six Months by Type

	March 31, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair		Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Unrealized Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$149	$98	$(51)	33.6%	$174	$116	$(58)	31.0%
CDOs	90	86	(4)	2.6%	176	153	(23)	12.3%
Credit card receivables	79	75	(4)	2.6%	123	111	(12)	6.4%
Other ABS and CMBS	851	835	(16)	10.6%	693	673	(20)	10.7%
Corporate
Financial services	952	910	(42)	27.6%	747	710	(37)	19.8%
Technology and communications	145	143	(2)	1.3%	55	52	(3)	1.6%
Transportation	70	66	(4)	2.6%	42	38	(4)	2.1%
Utilities	220	211	(9)	5.9%	103	95	(8)	4.3%
Other	562	550	(12)	7.9%	268	248	(20)	10.7%
Other securities	295	287	(8)	5.3%	18	16	(2)	1.1%

Total	$3,413	$3,261	$(152)	100.0%	$2,399	$2,212	$(187)	100.0%

Total general accounts					$1,760	$1,619	$(141)	75.4%
Total guaranteed separate accounts [1]					$639	$593	$(46)	24.6%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The ABS securities in an unrealized loss position for six months or more as of March 31, 2004 and December 31, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — During the first quarter of 2004, securities supported by aircraft lease receivables sustained a modest increase in value, continuing an upward trend that began in the fourth quarter of 2003. This increase is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during the first quarter of 2004 and fourth quarter of 2003, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

CDOs — Pricing levels for CDOs recovered modestly during the first quarter of 2004 due to an increase in demand for these asset types, driven by improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Credit card receivables — The decrease in the unrealized loss position in credit card securities during the first quarter of 2004 is primarily the result of an increase in pricing levels, driven by an improvement in collateral performance. While the unrealized loss position has improved for these holdings, concerns remain regarding the long-term viability of certain issuers within this sub-sector.

As of March 31, 2004 and December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector.

Financial services — As of March 31, 2004, the securities in the financial services sector unrealized loss position for greater than six months were comprised of approximately 60 different securities. The securities in this category are primarily investment grade and the majority of these securities are priced at or greater than 90% of amortized cost as of March 31, 2004. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have increased during the first quarter of 2004 as interest rates have declined. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2004 and December 31, 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2004 and December 31, 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Investments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2004 and December 31, 2003.

Consolidated Unrealized Loss Aging of BIG and Equity Securities

	March 31, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$300	$292	$(8)	$133	$129	$(4)
Greater than three months to six months	43	41	(2)	134	129	(5)
Greater than six months to nine months	54	52	(2)	81	73	(8)
Greater than nine months to twelve months	75	67	(8)	18	17	(1)
Greater than twelve months	271	229	(42)	417	349	(68)

Total	$743	$681	$(62)	$783	$697	$(86)

Total general accounts				$663	$593	$(70)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

Similar to the decrease in the Consolidated Unrealized Loss Aging of Total Securities table from December 31, 2003 to March 31, 2004, the decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

Consolidated BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type

	March 31, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$31	$17	$(14)	26.9%	$55	$36	$(19)	24.6%
CDOs	22	21	(1)	1.9%	44	34	(10)	13.0%
Credit card receivables	42	38	(4)	7.7%	45	34	(11)	14.3%
Other ABS and CMBS	40	33	(7)	13.6%	59	49	(10)	13.0%
Corporate
Financial services	143	125	(18)	34.6%	142	128	(14)	18.2%
Transportation	4	3	(1)	1.9%	21	18	(3)	3.9%
Utilities	56	51	(5)	9.6%	76	70	(6)	7.8%
Other	60	58	(2)	3.8%	69	65	(4)	5.2%
Other securities	2	2	—	—	5	5	—	—

Total	$400	$348	$(52)	100.0%	$516	$439	$(77)	100.0%

Total general accounts					$417	$355	$(62)	80.5%
Total guaranteed separate accounts [1]					$99	$84	$(15)	19.5%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

For a discussion of the Company’s current view of risk factors relative to certain security types listed above, please refer to the Consolidated Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Market Risk

The Hartford has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. (For further discussion of market risk see the Capital Markets Risk Management section of MD&A in The Hartford’s 2003 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2003.

Derivative Instruments

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity, to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on The Hartford’s use of derivative instruments, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.)

Life’s Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative impact on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.

Additionally, the Retail Products Group segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for the death benefit costs, net of reinsurance, of $117, as of March 31, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts.

The Retail Products Group segment’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2004 is $10.5 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Asia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program was a $2 loss before deferred policy acquisition costs and tax effects for the three months ended March 31, 2004.

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

The Hartford Financial Services Group, Inc. (“HFSG”) and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.

Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through April 30, 2004, the Company’s insurance subsidiaries had paid $301 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.1 billion in dividends to HFSG and HLI for the remainder of 2004 without prior approval from the applicable insurance commissioner.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet its liquidity needs. (For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

Sources of Liquidity

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts.

In January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $411. On March 9, 2004, the Company issued $200 of 4.75% senior notes due March 1, 2014. As of March 31, 2004, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2004, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				Outstanding
				As of
	Effective	Expiration	Maximum	March 31,	December 31,
Description	Date	Date	Available	2004	2003	Change
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$373	$850	(56%)
HLI	2/7/97	N/A	250	—	—	—

Total commercial paper			$2,250	$373	$850	(56%)
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—	—

Total revolving credit facility			$1,490	$—	$—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,740	$373	$850	$(56%)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2003 Form 10-K Annual Report.

Pension Plans and Other Postretirement Benefits

While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. On April 10, 2004, the Pension Funding Equity Act of 2004 was signed into law. This Act provided pension funding relief by replacing the defunct 30-year Treasury bond rate with a composite rate based on conservatively invested long-term corporate bonds. As a result of the passage of this legislation, the Company’s minimum funding requirement in 2004 has been eliminated.

On April 15, 2004 the Company made a $312 voluntary contribution into its U.S. qualified defined benefit pension plan. No additional contributions are expected to be paid during the current fiscal year.

Capitalization

The capital structure of The Hartford as of March 31, 2004 and December 31, 2003 consisted of debt and equity, summarized as follows:

	March 31,	December 31,
	2004	2003	Change
Short-term debt (includes current maturities of long-term debt)	$573	$1,050	(45%)
Long-term debt	4,580	4,613	(1%)
Total debt	$5,153	$5,663	(9%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$11,369	$10,393	9%
AOCI	2,168	1,246	74%

Total stockholders’ equity	$13,537	$11,639	16%

Total capitalization including AOCI	$18,690	$17,302	8%

Debt to equity	38%	49%
Debt to capitalization	28%	33%

The Hartford’s total capitalization increased $1.4 billion as of March 31, 2004 as compared with December 31, 2003. This increase was due to an increase in stockholders’ equity partially offset by a decrease in debt. The increase in total stockholders’ equity is primarily due to an increase in AOCI of $922, issuance of common stock of $411 and net income of $568. The increase in AOCI is primarily a result of an increase in unrealized gains of $574 and Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect on unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets. The decrease in total debt reflects repayments of commercial paper of $477 and the redemption of $250 of junior subordinated debentures, partially offset by issuance of $199 in long-term debt.

Debt

The following discussion describes the Company’s debt financing activities for the first quarter of 2004.

On March 15, 2004, HLI redeemed its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I.

During the quarter ended March 31, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from the equity offering and internal sources.

On March 9, 2004, the Company issued 4.75% senior notes due March 1, 2014 and received net proceeds of $197. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2004.

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements in The Hartford’s 2003 Form 10-K Annual Report.

Stockholders’ Equity

Issuance of Common Stock — On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short-term and long-term disability business of CNA Financial Corporation.

Dividends — On February 19, 2004, The Hartford declared a dividend on its common stock of $0.28 per share payable on April 1, 2004 to shareholders of record as of March 1, 2004.

AOCI - AOCI increased by $922 as of March 31, 2004 compared with December 31, 2003. The increase in AOCI is primarily a result of an increase in unrealized gains of $574 and Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect on unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of March 31, 2004 and December 31, 2003, which resulted in an after-tax reduction of stockholders’ equity of $375. This minimum pension liability did not affect the Company’s results of operations.

For additional information on stockholders’ equity and AOCI see Notes 9 and 19, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2003 Form 10-K Annual Report.

Cash Flow

	First Quarter Ended March 31,
	2004	2003
Net cash provided by operating activities	$99	$667
Net cash provided by (used for) investing activities	$386	$(1,607)
Net cash provided by (used for) financing activities	$(307)	$1,216
Cash – end of period	$638	$655

The decrease in cash from operating activities was primarily the result of the funding of $1.15 billion in settlement of the MacArthur litigation partially offset by net income in 2004. Financing activities decreased primarily due to decreased proceeds from investment and universal life-type contracts and capital raising activities relating to issuance of common stock and long-term debt offset by repayments on commercial paper and early retirement of junior subordinated debentures. The increase in cash from financing activities and settlement of the MacArthur litigation accounted for the majority of the change in cash from investing activities.

Operating cash flows for the quarters ended March 31, 2004 and 2003 have been adequate to meet liquidity requirements.

Equity Markets

For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted.

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 30, 2004.

	A.M.		Standard
	Best	Fitch	& Poor’s	Moody’s
Insurance Financial Strength Ratings:
Hartford Fire	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	AA-	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK	—	—	AA-	—
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

These ratings are not a recommendation to buy or hold any of The Hartford’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

The table below sets forth statutory surplus for the Company’s insurance companies.

	March 31,	December 31,
(in billions)	2004	2003
Life Operations	$4.6	$4.5
Property & Casualty Operations	6.1	5.9

Total	$10.7	$10.4

Contingencies

Regulatory Developments — There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), a subpoena from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC’s Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC’s Division of Enforcement has commenced an investigation of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

The Company’s mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

For further information on other contingencies, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2004.

Change in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed in Note 16 of Notes to Condensed Consolidated Financial Statements under the caption “Asbestos and Environmental Claims” in The Hartford’s 2003 Annual Report Form 10-K, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, premises liability, and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

As further discussed in the MD&A under the caption “Other Operations,” The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels, methodologies and reinsurance coverages. Because of the significant uncertainties which limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, principally those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

The MacArthur Litigation – On December 19, 2003, Hartford Accident and Indemnity Company (“Hartford A&I”) entered into a conditional settlement to resolve all claims relating to general liability policies that Hartford A&I issued to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, “MacArthur”), during the period 1967 to 1976. MacArthur had filed a pre-negotiated bankruptcy and plan of reorganization in November 2002 pursuant to a settlement with another of its insurers, United States Fidelity and Guaranty Company. The Hartford settlement was contingent on the occurrence of certain conditions, including the entry of final, non-appealable court orders approving the settlement agreement and confirming a bankruptcy plan under which, among other things, all claims against the Company relating to the asbestos liability of MacArthur would be enjoined. Under the settlement agreement, Hartford A&I paid $1.15 billion into an escrow account in the first quarter of 2004, pending the occurrence of the conditions. On April 22, 2004, all conditions to the settlement were satisfied, and the escrowed funds were disbursed to a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The completion by the Company of the settlement resolves all disputes concerning Hartford A&I’s alleged obligations arising from MacArthur’s asbestos liability.

Bancorp Services, LLC – In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC (“Bancorp”). The dispute concerned, among other things, Bancorp’s claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that The Hartford would pay a minimum of $70 and a maximum of $80, depending on the outcome of a patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of an additional charge of $40, after-tax, in the third quarter of 2003, reflecting the maximum amount payable under the settlement, and in November of 2003, The Hartford paid the initial $70 of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to The Hartford, and on March 22, 2004, The Hartford paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company’s results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – See Exhibit Index on page 55.

(b)	Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

Filed January 30, 2004, Item 7, Financial Statements and Exhibit, to file and incorporate by reference certain exhibits into the Registration Statement on Form S-3 (File No. 333-108067), as amended, of The Hartford Financial Services Group, Inc., Hartford Capital IV, Hartford Capital V and Hartford Capital VI.

Filed March 12, 2004, Item 7, Financial Statements and Exhibit, to file and incorporate by reference certain exhibits into the Registration Statement on Form S-3 (File No. 333-108067), as amended, of The Hartford Financial Services Group, Inc., Hartford Capital IV, Hartford Capital V and Hartford Capital VI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
/s/ Robert J. Price
Robert J. Price
Senior Vice President and Controller

May 4, 2004

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FIRST QUARTER ENDED MARCH 31, 2004
FORM 10-Q

EXHIBITS INDEX

Exhibit No.	Description
10.01	Form of Employment Agreement, dated as of July 1, 1997, and amended as of February 6, 2004 between The Hartford and Ramani Ayer.

10.02	Form of Employment Agreement, dated as of July 1, 1997, and amended as of February 17, 2004 between The Hartford and David K. Zwiener.

10.03	Form of Employment Agreement, dated as of July 1, 2000, and amended as of January 29, 2004 between The Hartford and Thomas M. Marra.

10.04	Form of Employment Agreement, dated as of March 20, 2001, and amended as of February 18, 2004 between The Hartford and Neal S. Wolin.

10.05	Form of Employment Agreement, dated as of April 26, 2001, and amended as of February 10, 2004 between The Hartford and David M. Johnson.

10.06	Form of Employment Agreement, dated as of November 5, 2001, and amended as of February 25, 2004 between The Hartford and David M. Znamierowski.

10.07	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford.

10.08	The Hartford Senior Executive Severance Pay Plan, as amended.

10.09	The Hartford Incentive Stock Plan, as amended.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.