Form 10-Q
period 2004-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2004-08-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 001-13958

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3317783 (I.R.S. Employer Identification Number)

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

As of July 26, 2004, there were outstanding 293,188,819 shares of Common Stock, $0.01 par value per share, of the registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive income (loss) for the second quarters and six months ended June 30, 2004 and 2003, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,323	$2,812	$6,504	$5,661
Fee income	793	656	1,579	1,273
Net investment income	1,158	796	2,675	1,584
Other revenues	118	147	222	269
Net realized capital gains	52	271	196	226

Total revenues	5,444	4,682	11,176	9,013

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,288	2,629	6,585	7,874
Amortization of deferred policy acquisition costs and present value of future profits	701	557	1,380	1,121
Insurance operating costs and expenses	653	584	1,345	1,122
Interest expense	62	69	128	135
Other expenses	163	214	343	357

Total benefits, claims and expenses	4,867	4,053	9,781	10,609

Income (loss) before income taxes and cumulative effect of accounting change	577	629	1,395	(1,596)
Income tax expense (benefit)	144	122	371	(708)

Income (loss) before cumulative effect of accounting change	433	507	1,024	(888)
Cumulative effect of accounting change, net of tax	—	—	(23)	—

Net income (loss)	$433	$507	$1,001	$(888)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$1.48	$1.89	3.52	$(3.39)
Cumulative effect of accounting change, net of tax	—	—	(0.08)	—

Net income (loss)	$1.48	$1.89	$3.44	$(3.39)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$1.46	$1.88	$3.46	$(3.39)
Cumulative effect of accounting change, net of tax	—	—	(0.08)	—

Net income (loss)	$1.46	$1.88	$3.38	$(3.39)

Weighted average common shares outstanding	292.3	268.8	291.1	262.1
Weighted average common shares outstanding and dilutive potential common shares	297.5	270.2	296.2	262.1

Cash dividends declared per share	$0.28	$0.27	$0.56	$0.54

     See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2004	2003
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $68,732 and $58,127)	$70,703	$61,263
Equity securities, held for trading, at fair value	8,995	—
Equity securities, available-for-sale, at fair value (cost of $545 and $505)	584	565
Policy loans, at outstanding balance	2,650	2,512
Other investments	1,917	1,507

Total investments	84,849	65,847
Cash	695	462
Premiums receivable and agents’ balances	3,429	3,085
Reinsurance recoverables	5,655	5,958
Deferred policy acquisition costs and present value of future profits	8,086	7,599
Deferred income taxes	987	845
Goodwill	1,720	1,720
Other assets	3,961	3,704
Separate account assets	130,840	136,633

Total assets	$240,222	$225,853

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$20,562	$21,715
Life	11,746	11,402
Other policyholder funds and benefits payable	46,605	26,185
Unearned premiums	4,843	4,423
Short-term debt	622	1,050
Long-term debt	4,304	4,613
Other liabilities	8,425	8,193
Separate account liabilities	130,840	136,633

Total liabilities	227,947	214,214

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 296,024,430 and 286,339,430 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,494	3,929
Retained earnings	7,337	6,499
Treasury stock, at cost –2,989,744 and 2,959,692 shares	(39)	(38)
Accumulated other comprehensive income, net of tax	480	1,246

Total stockholders’ equity	12,275	11,639

Total liabilities and stockholders’ equity	$240,222	$225,853

     See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2004	2003
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$3,932	$2,787
Issuance of common stock in underwritten offering	411	1,161
Issuance of equity units	—	(112)
Issuance of shares under incentive and stock compensation plans	135	32
Tax benefit on employee stock options and awards	19	4

Balance at end of period	4,497	3,872

Retained Earnings
Balance at beginning of period	6,499	6,890
Net income (loss)	1,001	(888)
Dividends declared on common stock	(163)	(145)

Balance at end of period	7,337	5,857

Treasury Stock, at Cost
Balance at beginning of period	(38)	(37)
Return of shares to treasury stock under incentive and stock compensation plans	(1)	—

Balance at end of period	(39)	(37)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	1,246	1,094
Change in net unrealized gain/loss on securities	(990)	732
Cumulative effect of accounting change	292	—
Change in net gain/loss on cash-flow hedging instruments	(50)	(38)
Foreign currency translation adjustments	(18)	19

Total other comprehensive income (loss)	(766)	713

Balance at end of period	480	1,807

Total stockholders’ equity	$12,275	$11,499

Outstanding Shares (in thousands)
Balance at beginning of period	283,380	255,241
Issuance of common stock in underwritten offering	6,703	26,377
Issuance of shares under incentive and stock compensation plans	2,982	581
Return of shares to treasury stock under incentive and stock compensation plans	(30)	—

Balance at end of period	293,035	282,199

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$433	$507	$1,001	$(888)

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	(1,564)	555	(990)	732
Cumulative effect of accounting change	—	—	292	—
Change in net gain/loss on cash-flow hedging instruments	(109)	(15)	(50)	(38)
Foreign currency translation adjustments	(15)	10	(18)	19

Total other comprehensive income (loss)	(1,688)	550	(766)	713

Total comprehensive income (loss)	$(1,255)	$1,057	$235	$(175)

     See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2004	2003
	(Unaudited)
Operating Activities
Net income (loss)	$1,001	$(888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,380	1,121
Additions to deferred policy acquisition costs and present value of future profits	(1,922)	(1,568)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	(387)	4,791
Reinsurance recoverables	424	(1,184)
Receivables	(543)	(169)
Payables and accruals	(379)	(217)
Accrued and deferred income taxes	680	(739)
Net realized capital gains	(196)	(226)
Net increase in equity securities, held for trading	(2,759)	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	3,072	—
Depreciation and amortization	198	11
Cumulative effect of accounting change, net of tax	23	—
Other, net	39	404

Net cash provided by operating activities	631	1,336

Investing Activities
Purchase of available-for-sale investments	(11,498)	(16,196)
Sale of available-for-sale investments	9,350	8,960
Maturity of available-for-sale investments	2,478	1,928
Purchase price adjustment of business acquired	(58)	—
Additions to property, plant and equipment, net	(77)	(72)

Net cash provided by (used for) investing activities	195	(5,380)

Financing Activities
Repayment of short-term debt, net	(477)	—
Issuance of long-term debt	197	918
Repayment/maturity of long-term debt	(450)	(180)
Issuance of common stock in underwritten offering	411	1,162
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	(227)	2,313
Dividends paid	(160)	(138)
Proceeds from issuance of shares under incentive and stock compensation plans	115	17

Net cash provided by (used for) financing activities	(591)	4,092

Foreign exchange rate effect on cash	(2)	4

Net increase in cash	233	52
Cash — beginning of period	462	377

Cash — end of period	$695	$429

Supplemental Disclosure of Cash Flow Information:

Net Cash Paid (Received) During the Period For:
Income taxes	$44	$(29)
Interest	$137	$133

     See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions except per share data unless otherwise stated)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies

Basis of Presentation

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford” or the “Company”) provide investment products, life insurance and group benefits, automobile and homeowners products, and business property-casualty insurance to both individual and business customers in the United States and internationally.

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Accordingly, the Company’s results of operations for the second quarter and six months ended June 30, 2004 reflect the inclusion of this business. For further discussion of the CNA Financial Corporation acquisition, see Note 6 of these Notes to Condensed Consolidated Financial Statements and Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Subsidiaries in which The Hartford has at least a 20% interest, but less than a majority ownership interest, are reported on the equity method. All material intercompany transactions and balances between The Hartford, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements and the condensed notes as of June 30, 2004, and for the second quarter and six months ended June 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Investments

As discussed in Note 4 below, on January 1, 2004, the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

Stock-Based Compensation

In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted or modified during the six months ended June 30, 2004 and 2003 was $36 and $33, after-tax, respectively. The fair value of these awards will be recognized over the awards’ vesting period, generally 3 years. Prior to January 1, 2004, the Company used the Black-Scholes model to estimate the fair value of the Company’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Company used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates the Company’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Company believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the second quarter and six months ended June 30, 2004 and 2003 is less than

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Stock-Based Compensation (continued)

that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company’s stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The pro forma fair values disclosed below related to awards granted prior to 2004 were calculated using the Black-Scholes option-pricing model and were not recalculated using the binomial model. The change in valuation methodology would have an immaterial impact on the pro forma net income amounts disclosed.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$433	$507	$1,001	$(888)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects [1]	9	9	13	11
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(12)	(17)	(19)	(26)

Pro forma net income (loss) [2]	$430	$499	$995	$(903)

Earnings (loss) per share:
Basic – as reported	$1.48	$1.89	$3.44	$(3.39)
Basic – pro forma [2]	$1.47	$1.86	$3.42	$(3.45)
Diluted – as reported [3]	$1.46	$1.88	$3.38	$(3.39)
Diluted – pro forma [2] [3]	$1.45	$1.85	$3.36	$(3.45)

[1]	Includes the impact of non-option plans of $3 and $1, respectively, for the second quarter, and $4 and $2, respectively, for the six months ended June 30, 2004 and 2003.

[2]	The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.

[3]	As a result of the net loss in the six months ended June 30, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

Adoption of New Accounting Standards

FSP 97-1

In June 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability.” The implementation of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. This FSP clarifies that SFAS No. 97 is clear in its intent and language; it is appropriate to recognize an unearned revenue liability for amounts that have been assessed to compensate the insurer for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in the FSP is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. (For further discussion of SOP 03-1, see Note 3.)

SOP 03-1

In July 2003, Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-1. SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Adoption of New Accounting Standards (continued)

using the same methodology as used for amortizing deferred acquisition costs (“DAC”).

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts:

	Net	Other Comprehensive
Cumulative Effect of Adoption	Income (Loss)	Income (Loss)
Establishing GMDB and other benefit reserves for annuity contracts	$(54)	$—
Reclassifying certain separate accounts to general accounts	30	294
Other	1	(2)

Total cumulative effect of adoption	$(23)	$292

With the adoption of SOP 03-1, certain annuity products were accounted for in the general account, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. This change in accounting resulted in increases of $299 and $948 in net investment income and increases of $250 and $854 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

Future Adoption of New Accounting Standards

EITF 02-14

In July 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock If the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee”. The EITF concluded that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF defined in-substance common stock as an investment that has risk and reward characteristics that are substantially similar to common stock.

EITF 02-14 is effective for reporting periods beginning after September 15, 2004. For investments that are in-substance common stock but that were not accounted for under the equity method prior to the consensus, the effect of adoption should be reported as a change in accounting principle. For investments that are not common stock or in-substance common stock but that were accounted for under the equity method of accounting prior to the consensus, the equity method of accounting should be discontinued prospectively from the date of adoption and the investor should evaluate whether the investment should be prospectively accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” or the cost method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

FSP 106-2

In May 2004, the FASB issued FSP FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions". FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. If the effect of the Act is not considered a significant event, the effects of the Act should be incorporated in the next measurement of plan assets and obligations. The Company has determined that it will be entitled to the subsidy. The Company does not consider the impact of adoption of the Act to have a significant impact on net periodic postretirement benefit cost or accumulated postretirement benefit obligation and will include the effects of the Act in the Company’s next scheduled remeasurement, January 1, 2005.

EITF 03-1

In March 2004, the EITF reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”. EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Future Adoption of New Accounting Standards (continued)

determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of the Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The impairment evaluation and recognition guidance in EITF 03-1 will be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. The Company continues to assess the impact of the impairment evaluation and recognition guidance in EITF 03-1 on the Company’s consolidated financial condition and results of operations. While certain provisions of EITF 03-1 require significant judgment by management, the Company currently believes the most significant area of potential impact will be related to certain asset-backed securities supported by aircraft lease receivables that are currently accounted for under EITF 99-20. The Company’s gross unrealized loss related to these securities as of June 30, 2004 was approximately $60. The ultimate impairment recognized upon the adoption of EITF 03-1, if any, will depend on market conditions and management’s intent and ability to hold securities with unrealized losses at the time of impairment evaluation.

EITF 03-16

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies”. EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures”, and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18 for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge	$6,392	$(249)	$3,659	$(84)
Fair value hedge	1,033	(13)	956	4
Net investment hedge	200	—	200	(4)
Other investment and risk management activities	38,551	87	30,989	13

Total	$46,176	$(175)	$35,804	$(71)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2. Derivatives and Hedging Activity (continued)

Derivative Instruments (continued)

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefits (“GMWB”) product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the rise in interest rates during the second quarter of 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1, partially offset by the increase in derivatives associated with GMWB.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of June 30, 2004, $22 of the derivatives were reported in other investments, $103 in other liabilities, and $5 of embedded derivatives in fixed maturities in the condensed consolidated balance sheets. Management’s objectives with regard to the reclassified derivatives along with the notional amount and net fair value are as follows:

	As of June 30, 2004
Hedging Strategy	Notional Amount	Fair Value
Cash Flow Hedges
Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.	$1,596	$18
Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	413	(103)
Fair Value Hedges
Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	111	(2)
Other Investment and Risk Management Activities
Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or asset pool.	444	—
Interest rate swaps - The Company uses interest rate swaps to manage interest rate risk.	250	16
Options - The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments.	162	—
Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	45	(5)

Total	$3,021	$(76)

In addition to the derivatives transferred to the general account as a result of the adoption of SOP 03-1, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350 to hedge a portion of the Company’s floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $350 and $13, respectively.

During the six months ended June 30, 2004, the Company entered into credit default swap agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $534 and less than $1, respectively.

During the second quarter of 2004, the Company also entered into a series of forward starting swap agreements to hedge interest rate exposure on anticipated fixed-rate asset purchases and anticipated variable cash flows on floating rate assets due to changes in the benchmark interest rate (LIBOR). These swaps have been designated as cash flow hedges and were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $720 and $(22), respectively.

Periodically the Company enters into interest rate swap agreements to terminate existing swaps in hedging relationships, thereby offsetting the prospective changes in value in the original swap. During the second quarter 2004, the Company cash settled both the original and offsetting swap agreements, resulting in a reduction in notional amount of approximately $3.3 billion from December 31, 2003. No net realized gain or loss was recorded as a result of the settlement.

The Company offers certain variable annuity products with a GMWB rider. As of June 30, 2004 and December 31, 2003,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2. Derivatives and Hedging Activity (continued)

Derivative Instruments (continued)

$12.5 billion, or 53%, and $6.2 billion, or 36%, respectively, of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets.

The total notional amount of derivative contracts purchased to hedge the GMWB exposure, as of June 30, 2004 and December 31, 2003, was $1.9 billion and $544, respectively, and net fair value was $79 and $21, respectively. For the second quarter and six months ended June 30, 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a gain of $6 and $4, respectively, before deferred policy acquisition costs and tax effects.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	June 30, 2004		December 31, 2003
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values
Other investments	$148	$—	$199	$—
Reinsurance recoverables	—	81	—	89
Other policyholder funds and benefits payable	125	—	115	—
Fixed maturities	5	—	7	—
Other liabilities	—	372	—	303

Total	$278	$453	$321	$392

For the second quarter and six months ended June 30, 2004 and 2003, the Company’s gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges was less than $1, with the net impact reported as net realized capital gains and losses. For the second quarter and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges, in net realized capital gains and losses. For the second quarter and six months ended June 30, 2003, the cash flow hedge ineffectiveness was less than $1.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of operations. For the second quarter and six months ended June 30, 2004, the Company recognized an after-tax net gain of $11 and $28, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the second quarter and six months ended June 30, 2003, the after-tax net gain was $8 and $11, respectively.

As of June 30, 2004, the after-tax deferred net gains on derivative instruments in accumulated other comprehensive income (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $11. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains or losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the second quarter and six months ended June 30, 2004 and 2003, there were no reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of net gain (loss) included in the foreign currency cumulative translation adjustment associated with the net investment hedge was less than $1 and $(3) as of June 30, 2004 and December 31, 2003, respectively.

Note 3. Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts, through separate accounts, that offer various guaranteed death benefits. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and other benefits sold with variable annuity products of $225 and a related reinsurance recoverable asset of $108. As of June 30, 2004, the liability from GMDB and other benefits sold with variable annuity products was $212 with a related reinsurance recoverable asset of $92. The net GMDB liability is established by estimating the expected value of net reinsurance costs and net death benefits in excess of the projected account balance and recognizing the excess death benefits and net reinsurance costs ratably over the accumulation period based on total expected assessments. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3. Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB exposure for the Retail Products Group which comprises substantially all of the GMDB exposure:

Breakdown of Variable Annuity Account Value by	Account	Net Amount	Retained Net
GMDB Type	Value	at Risk	Amount at Risk
Maximum anniversary value (MAV) [1]
MAV only	$61,264	$8,299	$913
With 5% rollup [2]	4,132	672	121
With Earnings Protection Benefit Rider (EPB) [3]	3,974	134	40
With 5% rollup & EPB	1,469	112	19

Total MAV	70,839	9,217	1,093
Asset Protection Benefit (APB) [4]	11,627	17	10
Ratchet [5] (5 years)	43	3	—
Reset [6] (5-7 years)	8,478	863	862
Return of Premium [7]/Other	1,517	11	11

Total	$92,504	$10,111	$1,976

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees, in accordance with SOP 03-1, was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of SOP 03-1 to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting SOP 03-1 and could impact future earnings.

Note 4. Separate Account Presentation

The Hartford maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. See Note 3 for a discussion of death benefit guarantees offered in variable annuity contracts sold through separate accounts. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting, under SOP 03-1. Separate account assets and liabilities related to CRC of $11 billion were reclassified to and revalued in, the general account upon adoption of SOP 03-1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Separate Account Presentation (continued)

Prior to the adoption of SOP 03-1 the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of June 30, 2004, due to strong sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $9.3 billion.

Note 5. Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contractholders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Changes in deferred sales inducement activity were as follows:

	Second Quarter Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Balance, beginning of period	$225	$198
Sales inducements deferred	30	63
Amortization charged to income	(6)	(12)

Balance at June 30, 2004	$249	$249

Note 6. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly ceased all amortization of goodwill.

The carrying amount of goodwill as of June 30, 2004 and December 31, 2003, is shown below.

Life	$796
Property & Casualty	152
Corporate	772

Total	$1,720

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Present value of future profits	$1,453	$449	$1,459	$380
Renewal rights	30	19	30	17
Other	13	3	11	1

Total	$1,496	$471	$1,500	$398

Net amortization expense for the second quarter ended June 30, 2004 and 2003 was $43 and $27, respectively. Net amortization expense for the six months ended June 30, 2004 and 2003 was $73 and $52, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6. Goodwill and Other Intangible Assets (continued)

The following is detail of the net acquired intangible asset activity as of June 30, 2004 and 2003:

	Present Value of
	Future Profits	Renewal Rights	Other	Total
For the six months ended June 30, 2004
Balance, beginning of period	$1,079	$13	$10	$1,102
Acquisition of business [1]	(6)	—	2	4
Amortization, net of the accretion of interest	(69)	(2)	(2)	(73)

Balance, ending of period	$1,004	$11	$10	$1,025

For the six months ended June 30, 2003
Balance, beginning of period	$1,132	$15	$—	$1,147
Acquisition of business	—	4	9	13
Amortization, net of the accretion of interest	(49)	(3)	—	(52)

Balance, ending of period	$1,083	$16	$9	$1,108

[1]Includes purchase price adjustments on the CNA Acquisition, see discussion below.

Estimated future net amortization expense for the succeeding five years is as follows:

For the year ended December 31,
2004	$127
2005	$104
2006	$92
2007	$78
2008	$69

On December 31, 2003, the Company acquired CNA Financial Corporation’s group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003 was based on September 30, 2003 statutory surplus. During the second quarter of 2004, the purchase price was finalized for $543 in cash based on the actual statutory surplus at December 31, 2003. The Company continues to integrate this acquisition and obtain the information necessary to finalize the initial estimates in purchase accounting. The Company expects to finalize those initial fair value estimates within the one year allocation period, ending December 31, 2004.

The Company has agreed to offer over 40,000 London Pacific Life and Annuity Company (“London Pacific”) deferred annuity customers, representing approximately $1.5 billion in account value, the opportunity to exchange to a Hartford Life Insurance Company (“HLIC”) contract in the third quarter of 2004. HLIC will also assume approximately 6,000 immediate annuities and 2,000 universal life policies from London Pacific pursuant to orders entered by the Wake County Superior Court of North Carolina. The transactions are expected to be completed in three separate blocks between July 2004 and March 2005.

Note 7. Reinsurance Recoverables

During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8. Earnings (Loss) Per Share

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

	Second Quarter Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Income available to common shareholders	$433	292.3	$1.48	$1,001	291.1	$3.44

Diluted Earnings per Share
Options	—	3.0		—	3.1
Equity Units	—	2.2		—	2.0

Income available to common shareholders plus assumed conversions	$433	297.5	$1.46	$1,001	296.2	$3.38

	Second Quarter Ended			Six Months Ended
	June 30, 2003			June 30, 2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income (Loss)	Shares	Amount
Basic Earnings (Loss) per Share
Income (Loss) available to common shareholders	$507	268.8	$1.89	$(888)	262.1	$(3.39)

Diluted Earnings (Loss) per Share [1]
Options	—	1.4		—	—

Income (Loss) available to common shareholders plus assumed conversions	$507	270.2	$1.88	$(888)	262.1	$(3.39)

[1]	As a result of the net loss in the six months ended June 30, 2003, SFAS No. 128 requires the Company to use basic weighted average shares outstanding in the calculation of the six months ended June 30, 2003 diluted earnings per share, as the inclusion of options of 1.0 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 263.1.

Basic earnings (loss) per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of outstanding options and equity units, using the treasury stock method. Under the treasury stock method exercise of options and equity units are assumed, with the proceeds used to purchase common stock at the average market price for the period. The equity units are reflected in diluted earnings per share during periods where the average market price of the Company’s common stock exceeds the applicable appreciation threshold. For a discussion of the Company’s equity units, see Note 8 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

Note 9. Commitments and Contingencies

Litigation

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims,” included in The Hartford’s 2003 Form 10-K Annual Report, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

As discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims,” included in The Hartford’s 2003 Form 10-K Annual

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9. Commitments and Contingencies (continued)

Litigation (continued)

Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

The MacArthur Litigation – On December 19, 2003, Hartford Accident and Indemnity Company (“Hartford A&I”) entered into a conditional settlement to resolve all claims relating to general liability policies that Hartford A&I issued to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, “MacArthur”), during the period 1967 to 1976. MacArthur had filed a pre-negotiated bankruptcy and plan of reorganization in November 2002 pursuant to a settlement with another of its insurers, United States Fidelity and Guaranty Company. The Hartford settlement was contingent on the occurrence of certain conditions, including the entry of final, non-appealable court orders approving the settlement agreement and confirming a bankruptcy plan under which, among other things, all claims against the Company relating to the asbestos liability of MacArthur would be enjoined. Under the settlement agreement, Hartford A&I paid $1.15 billion into an escrow account in the first quarter of 2004, pending the occurrence of the conditions. On April 22, 2004, all conditions to the settlement were satisfied, and the escrowed funds were disbursed to a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The completion by the Company of the settlement resolves all disputes concerning Hartford A&I’s alleged obligations from MacArthur’s asbestos liability.

Regulatory Developments

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), a subpoena from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC’s Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC’s Division of Enforcement has commenced an investigation of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

The Financial Services Agency, the Company’s primary regulator in Japan, is considering new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The industry and Institute of Actuaries of Japan (“IAJ”) have been consulting with the regulators on the development of the new methodologies and SMR standards. While there has been no formal time frame established, it is expected that the IAJ should conclude its discussions in September and new regulations could go into force as early as April 2005. Although the new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, it is possible in the future that the Company would need to provide additional capital to support its Japanese operations, which would lower the Company’s return on invested capital for this business. At this time, it is not possible to predict the final form of any reserve methodology or SMR standard changes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9. Commitments and Contingencies (continued)

Tax Matters

The Company’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The Company is currently under audit for the 1998-2001 tax years. Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends-received deduction (“DRD”) that is under discussion for all open years could result in a benefit to the Company’s financial position and future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company’s separate account DRD, see Note 16 of Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K Annual Report.) Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

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

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the segment reporting change made in the first quarter of 2004, Property & Casualty had also included a Reinsurance segment. With the discontinuance of writing new reinsurance assumed business, the reinsurance assumed business is now included in the Other Operations segment.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market commercial businesses primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

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

The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10. Segment Information (continued)

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Other Operations segments, while net income is presented for Life, Property & Casualty and Corporate. Segment information for the previous periods have been restated to reflect the change in composition of reportable operating segments.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
Revenues	2004	2003	2004	2003
Life
Retail Products Group [2]	$764	$533	$1,527	$1,011
Institutional Solutions Group	434	470	876	892
Individual Life	252	240	506	484
Group Benefits	1,000	638	2,004	1,305
Other [1] [2]	194	81	789	56

Total Life	2,644	1,962	5,702	3,748

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,060	897	2,079	1,777
Personal Lines	896	817	1,760	1,617
Specialty Commercial	500	436	895	858

Total Ongoing Operations earned premiums and other revenues	2,456	2,150	4,734	4,252
Other Operations earned premiums	14	69	26	228
Net investment income	295	286	606	567
Net realized capital gains	27	212	98	211

Total Property & Casualty	2,792	2,717	5,464	5,258

Corporate	8	3	10	7

Total revenues	$5,444	$4,682	$11,176	$9,013

[1]	Amounts include net realized capital gains of $22 and $51 for the second quarter ended June 30, 2004 and 2003, respectively. Amounts include net realized capital gains of $97 and $3 for the six months ended June 30, 2004 and 2003, respectively.

[2]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in an increase in net investment income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     Note 10. Segment Information (continued)

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
Net Income (Loss)	2004	2003	2004	2003
Life
Retail Products Group	$128	$121	$235	$198
Institutional Solutions Group	28	29	56	60
Individual Life	37	36	70	68
Group Benefits	48	35	95	69
Other [1]	28	41	94	12

Total Life	269	262	550	407

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	97	50	322	57
Personal Lines	75	8	181	64
Specialty Commercial	29	25	(81)	30

Total Ongoing Operations underwriting results	201	83	422	151
Other Operations underwriting results [2]	(214)	(89)	(279)	(2,740)

Total Property & Casualty underwriting results	(13)	(6)	143	(2,589)
Net servicing and other income [3]	21	3	30	6
Net investment income	295	286	606	567
Other expenses	(60)	(93)	(128)	(134)
Net realized capital gains	27	212	98	211
Income tax (expense) benefit	(67)	(107)	(205)	739

Total Property & Casualty	203	295	544	(1,200)

Corporate	(39)	(50)	(93)	(95)

Net income (loss)	$433	$507	$1,001	$(888)

[1]	Amounts include net realized capital gains, after-tax, of $14 and $33 for the second quarter ended June 30, 2004 and 2003, respectively. Amounts include net realized capital gains of $63 and $2 for the six months ended June 30, 2004 and 2003, respectively.

[2]	Includes $2,604 for the six months ended June 30, 2003 of before-tax impact of asbestos reserve addition.

[3]	Net of expenses related to service business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11. Debt

Short-Term Debt	June 30, 2004	December 31, 2003
Commercial paper	$373	$850
Current maturities of long-term debt	249	200

Total Short-Term Debt	$622	$1,050

Long–Term Debt [1]	June 30, 2004	December 31, 2003
Senior Notes and Debentures
7.75% Notes, due 2005	$—	$249
2.375% Notes, due 2006	248	252
7.1% Notes, due 2007	198	198
4.7% Notes, due 2007	300	300
6.375% Notes, due 2008	200	200
4.1% Equity Unit Notes, due 2008	330	330
2.56% Equity Unit Notes, due 2008	690	690
7.9% Notes, due 2010	275	275
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	198	—
7.3% Notes, due 2015	200	200
7.65% Notes, due 2027	248	248
7.375% Notes, due 2031	400	400

Total Senior Notes and Debentures	3,606	3,661

Junior Subordinated Debentures
7.2% Notes, due 2038	—	245
7.625% Notes, due 2050	200	200
7.45% Notes, due 2050	498	507

Total Junior Subordinated Debentures	698	952

Total Long-Term Debt	$4,304	$4,613

[1]	The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

During the six months ended June 30, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from the equity offering and internal sources.

On June 15, 2004, HLI repaid $200 of 6.9% senior notes at maturity.

On March 15, 2004, HLI redeemed $250 of its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I.

On March 9, 2004, the Company issued 4.75% senior notes due March 1, 2014, and received net proceeds of $197. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2004.

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of June 30, 2004, The Hartford had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2004, HLI had $1.0 billion remaining on its shelf.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11. Debt (continued)

Commercial Paper and Revolving Credit Facilities

				Outstanding as of
	Effective	Expiration	Maximum	June 30,	December 31,
Description	Date	Date	Available	2004	2003
Commercial paper
The Hartford	11/10/86	N/A	$2,000	$373	$850
HLI	2/7/97	N/A	250	—	—

Total commercial paper			2,250	373	850

Revolving credit facilities
5-year revolving credit facility	6/20/01	6/20/06	1,000	—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—

Total revolving credit facilities			1,490	—	—

Total outstanding commercial paper and revolving credit facilities			$3,740	$373	$850

Interest Expense

The following table presents interest expense incurred during the second quarter and six months ended June 30, 2004 and 2003, respectively.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Short-term debt	$1	$2	$3	$3
Long-term debt	61	67	125	132

Total interest expense	$62	$69	$128	$135

Note 12. Stockholders’ Equity

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

Note 13. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the six months ended June 30, 2004 and 2003 include the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
Service cost	$50	$52	$7	$6
Interest cost	85	84	14	14
Expected return on plan assets	(100)	(85)	(4)	(4)
Amortization of prior service cost	(6)	3	(12)	(12)
Amortization of unrecognized net losses	23	12	4	2

Net periodic benefit cost	$52	$66	$9	$6

Employer Contributions

On April 15, 2004, the Company made a $312 voluntary contribution into its U.S. qualified defined benefit pension plan. No additional contributions are expected to be made in 2004.

Note 14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss) (continued)

gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s minimum pension liability.

The components of accumulated other comprehensive income (loss) were as follows:

		Net Gain	Foreign
	Net	(Loss) on	Currency	Minimum	Accumulated
	Unrealized	Cash-Flow	Cumulative	Pension	Other
	Gain on	Hedging	Translation	Liability	Comprehensive
For the second quarter ended June 30, 2004	Securities	Instruments	Adjustments	Adjustment	Income (Loss)
Balance, beginning of period	$2,630	$17	$(104)	$(375)	$2,168
Unrealized gain/loss on securities [1] [2]	(1,564)	—	—	—	(1,564)
Foreign currency translation adjustments	—	—	(15)	—	(15)
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(109)	—	—	(109)

Balance, end of period	$1,066	$(92)	$(119)	$(375)	$480

For the second quarter ended June 30, 2003
Balance, beginning of period	$1,621	$105	$(86)	$(383)	$1,257
Unrealized gain/loss on securities [1] [2]	555	—	—	—	555
Foreign currency translation adjustments	—	—	10	—	10
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(15)	—	—	(15)

Balance, end of period	$2,176	$90	$(76)	$(383)	$1,807

		Net Gain	Foreign
	Net	(Loss) on	Currency	Minimum	Accumulated
	Unrealized	Cash-Flow	Cumulative	Pension	Other
	Gain on	Hedging	Translation	Liability	Comprehensive
For the six months ended June 30, 2004	Securities	Instruments	Adjustments	Adjustment	Income (Loss)
Balance, beginning of period	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain/loss on securities [1] [2]	(990)	—	—	—	(990)
Foreign currency translation adjustments	—	—	(18)	—	(18)
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(50)	—	—	(50)
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of period	$1,066	$(92)	$(119)	$(375)	$480

For the six months ended June 30, 2003
Balance, beginning of period	$1,444	$128	$(95)	$(383)	$1,094
Unrealized gain/loss on securities [1] [2]	732	—	—	—	732
Foreign currency translation adjustments	—	—	19	—	19
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(38)	—	—	(38)

Balance, end of period	$2,176	$90	$(76)	$(383)	$1,807

[1]	Unrealized gain/loss on securities is net of tax expense (benefit) and other items of $(746) and $486 for the second quarter and $(313) and $617 for the six months ended June 30, 2004 and 2003, respectively. Net gain/loss on cash-flow hedging instruments is net of tax benefit of $59 and $8 for the second quarter and $27 and $20 for the six months ended June 30, 2004 and 2003, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income (loss) of $14 and $146 for the second quarter and $97 and $115 for the six months ended June 30, 2004 and 2003, respectively.

[3]	Net of amortization adjustment of $5 and $4 for the second quarter and $9 and $13 for the six months ended June 30, 2004 and 2003, respectively.

[4]	Cumulative effect of accounting change is net of tax of $157 for the six months ended June 30, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in millions except share data unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2004, compared with December 31, 2003, and its results of operations for the second quarter and six months ended June 30, 2004, compared to the equivalent 2003 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2003 Form 10-K Annual Report.

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

INDEX
Critical Accounting Estimates	25
Consolidated Results of Operations	27
Life	29
Retail Products Group	30
Institutional Solutions Group	31
Individual Life	32
Group Benefits	32
Property & Casualty	33
Business Insurance	37
Personal Lines	38
Specialty Commercial	40
Other Operations (Including Asbestos and Environmental Claims)	41
Investments	45
Investment Credit Risk	49
Capital Markets Risk Management	53
Capital Resources and Liquidity	55
Accounting Standards	58

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Policy Acquisition Costs and Present Value of Future Profits

Life

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits (“DAC”). At June 30, 2004 and December 31, 2003, the carrying value of the Company’s Life operations’ DAC was $7.1 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or “EGPs”. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 30% or less from June 30 levels for the balance of 2004, or 20% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved. For further discussion of these assumptions, see the Critical Accounting Estimates section of the Company’s 2003 Form 10-K Annual Report under the heading “Deferred Policy Acquisition Costs and Present Value of Future Profits”.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at June 30, 2004. If the Company assumed a 9% average long-term rate of growth from June 30, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $25-$30 after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $55-$60, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Other Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates regarding reserves for future policy benefits and unpaid claims and claim adjustment expenses; investments; pension and other postretirement benefits; and contingencies since the filing of the Company’s 2003 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Earned premiums	$3,323	$2,812	18%	$6,504	$5,661	15%
Fee income	793	656	21%	1,579	1,273	24%
Net investment income	1,158	796	45%	2,675	1,584	69%
Other revenues	118	147	(20%)	222	269	(17%)
Net realized capital gains	52	271	(81%)	196	226	(13%)

Total revenues	5,444	4,682	16%	11,176	9,013	24%

Benefits, claims and claim adjustment expenses	3,288	2,629	25%	6,585	7,874	(16%)
Amortization of deferred policy acquisition costs and present value of future profits	701	557	26%	1,380	1,121	23%
Insurance operating costs and expenses	653	584	12%	1,345	1,122	20%
Interest expense	62	69	(10%)	128	135	(5%)
Other expenses	163	214	(24%)	343	357	(4%)

Total benefits, claims and expenses	4,867	4,053	20%	9,781	10,609	(8%)

Income (loss) before income taxes and cumulative effect of accounting change	577	629	(8%)	1,395	(1,596)	NM
Income tax expense (benefit)	144	122	18%	371	(708)	NM

Income (loss) before cumulative effect of accounting change	433	507	(15%)	1,024	(888)	NM

Cumulative effect of accounting change, net of tax	—	—	—	(23)	—	NM

Net income (loss)	$433	$507	(15%)	$1,001	$(888)	NM

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Operating Results

Net income for the second quarter ended June 30, 2004 decreased $74 from the comparable prior year period, due primarily to a $118 provision related to the completion of the Company’s evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities and a $145 decrease in net realized capital gains, after-tax. The remaining difference, an increase of $189, was primarily the result of improved underwriting results in the Personal Lines and Business Insurance segments and an increase in net income in the Group Benefits segment. Net income for the six months ended June 30, 2004 increased $1.9 billion, due primarily to $1.7 billion, after-tax, in reserve strengthening resulting from the completion of the Company’s asbestos reserve study in the first quarter of 2003. Contributing to the remaining difference were improved underwriting results in the Personal Lines and Business Insurance segments and higher net income in the Group Benefits and Retail Products Group segments, partially offset by the 2004 evaluation of the reinsurance recoverable asset noted above.

Revenues for the second quarter and six months ended June 30, 2004 increased $762 and $2.2 billion over the comparable prior year periods, primarily due to an increase in net investment income of $362 for the second quarter and $1.1 billion for the six months ended June 30, 2004. The increase in net investment income was due primarily to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Also contributing to the increase were higher earned premiums in the Group Benefits, Business Insurance and Personal Lines segments.

Income Taxes

The effective tax rate for the second quarter and six months ended June 30, 2004 was 25% and 27%, respectively, as compared with 19% and 44%, respectively, for the comparable periods in 2003. Tax-exempt interest earned on invested assets and the dividends-received deduction were the principal causes of the effective tax rates differing from the 35% U.S. statutory rate.

Organizational Structure

The Hartford is organized into two major operations: Life and Property & Casualty. In the first quarter 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate now includes all of the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.

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

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the segment reporting change made in the first quarter of 2004, Property & Casualty had also included a Reinsurance segment. With the discontinuance of writing new reinsurance assumed business, the reinsurance assumed business is now included in the Other Operations segment.

Segment Results

The following is a summary of net income (loss) for each of the Company’s Life segments and aggregate net income (loss) for the Company’s Property & Casualty operations.

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Net Income (Loss)	2004	2003	Change	2004	2003	Change
Life
Retail Products Group	$128	$121	6%	$235	$198	19%
Institutional Solutions Group	28	29	(3%)	56	60	(7%)
Individual Life	37	36	3%	70	68	3%
Group Benefits	48	35	37%	95	69	38%
Other	28	41	(32%)	94	12	NM

Total Life	269	262	3%	550	407	35%
Total Property & Casualty	203	295	(31%)	544	(1,200)	NM
Corporate	(39)	(50)	22%	(93)	(95)	2%

Total net income (loss)	$433	$507	(15%)	$1,001	$(888)	NM

The following is a summary of Property & Casualty underwriting results by segment. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses.

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Underwriting Results (before-tax)	2004	2003	Change	2004	2003	Change
Business Insurance	$97	$50	94%	$322	$57	NM
Personal Lines	75	8	NM	181	64	183%
Specialty Commercial	29	25	16%	(81)	30	NM
Other Operations [1]	(214)	(89)	(140%)	(279)	(2,740)	90%

[1]	Includes $2,604 for the six months ended June 30, 2003 of before–tax impact of asbestos reserve addition.

LIFE

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Earned premiums	$970	$706	37%	$1,965	$1,389	41%
Fee income	790	656	20%	1,576	1,273	24%
Net investment income [1]	858	504	70%	2,059	1,007	104%
Other revenues	—	37	(100%)	—	64	(100%)
Net realized capital gains	26	59	(56%)	102	15	NM

Total revenues	2,644	1,962	35%	5,702	3,748	52%

Benefits, claims and claim adjustment expenses [1]	1,531	1,086	41%	3,408	2,169	57%
Amortization of deferred policy acquisition costs and present value of future profits	233	175	33%	466	338	38%
Insurance operating costs and expenses	511	395	29%	1,037	746	39%
Other expenses	3	3	—	4	7	(43%)

Total benefits, claims and expenses	2,278	1,659	37%	4,915	3,260	51%

Income before income taxes and cumulative effect of accounting change	366	303	21%	787	488	61%
Income tax expense	97	41	137%	214	81	164%

Income before cumulative effect of accounting change	269	262	3%	573	407	41%
Cumulative effect of accounting change, net of tax [2]	—	—	—	(23)	—	—

Net income	$269	$262	3%	$550	$407	35%

[1]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in increases of $299 and $948 in net investment income and increases of $250 and $854 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

[2]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life’s net income increased for the second quarter of 2004 compared to 2003 due primarily to net income increases in Group Benefits, Retail and international operations, partially offset by lower realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, primarily resulting from the Company’s acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“CNA Acquisition”). Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1. Net income for the international operations, which is included in the other category, increased over the comparable prior year period primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $9.3 billion at June 30, 2004 from $3.1 billion at June 30, 2003.

For the six months ended June 30, 2004 compared to 2003, net income increased primarily due to higher net realized capital gains, higher net income in the Retail segment, Group Benefits segment and international operations as discussed in the previous paragraph. Partially offsetting the positive earnings drivers for the six months ended June 30, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of SOP 03-1 see Note 1 of Notes to Condensed Consolidated Financial Statements).

Retail Products Group

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Fee income and other	$513	$401	28%	$1,019	$765	33%
Earned premiums	(17)	1	NM	(31)	(8)	NM
Net investment income	266	128	108%	538	245	120%
Net realized capital gains	2	3	(33%)	1	9	(89%)

Total revenues	764	533	43%	1,527	1,011	51%

Benefits, claims and claim adjustment expenses	259	153	69%	516	300	72%
Amortization of deferred policy acquisition costs and present value of future profits	160	114	40%	327	217	51%
Insurance operating costs and other expenses	180	149	21%	355	281	26%

Total benefits, claims and expenses	599	416	44%	1,198	798	50%

Income before income taxes and cumulative effect of accounting change	165	117	41%	329	213	54%
Income tax expense (benefit)	37	(4)	NM	75	15	NM

Income before cumulative effect of accounting change	128	121	6%	254	198	28%
Cumulative effect of accounting change, net of tax [1]	—	—	—	(19)	—	—

Net income	$128	$121	6%	$235	$198	19%

	June 30, 2004	June 30, 2003	Change
Individual variable annuity account values	$92,504	$73,748	25%
Other individual annuity account values	11,372	10,587	7%
401K and specialty products account values	5,588	3,720	50%

Total account values [2]	109,464	88,055	24%
Mutual fund assets under management	23,897	17,012	40%

Total assets under management	$133,361	$105,067	27%

S&P 500 Index value at end of period	1,141	975	17%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased for the second quarter and six months ended June 30, 2004, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. The Company uses assets under management as an internal performance measure. Relative profitability of the Retail segment is highly correlated to the growth in assets under management since the segment generally earns fee income on a daily basis on its assets under management. Assets under management are driven by the performance of the equity markets and net flows. Net flows are comprised of new sales less surrenders, death benefits and annuitizations of variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers.

Fee income generated by the variable annuity operation increased, as average account values were higher in the second quarter and six months ended June 30, 2004 compared to the respective prior year periods. The increase in average account values can be attributed to equity market growth of $11.0 billion and net flows of $7.8 billion over the past four quarters. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios, more specifically the average daily value of the S&P 500, which rose by approximately 17% from June 30, 2003 to June 30, 2004. Another contributing factor to the increase in fee income was the mutual fund business. Mutual fund assets under management increased 40% principally due to equity market growth of $3.4 billion and net sales of $3.2 billion over the past four quarters.

Partially offsetting the positive earnings drivers discussed above was a decrease in net income in the individual fixed annuity business, higher amortization of deferred policy acquisition costs, and higher income tax expense. The decrease in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product for the second quarter and six months ended June 30, 2004 as compared to the comparable prior year periods. In addition, with the adoption of SOP 03-1, the Company includes the investment return from the product in net investment income and includes interest credited to contractholders in the benefits, claims and claim adjustment expenses line in the income statement rather than reporting the net spread in fee income and other. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher for the second quarter and six months ended June 30, 2004 as compared to the comparable prior year periods, which resulted in lower net income. Income tax expense was higher for the second quarter and the six months ended June 30, 2004 due primarily to higher income earned by the segment and the $20 tax benefit recorded in the second quarter of 2003 related to the change in estimate of the dividends received deduction reported during 2002. In addition, partially offsetting the earnings growth for the six months ended June 30, 2004 compared to the prior year period was the cumulative effect of the accounting change from the Company’s adoption of SOP 03-1 recorded in the first quarter of 2004.

Institutional Solutions Group

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Fee income and other	$76	$79	(4%)	$150	$156	(4%)
Earned premiums	95	142	(33%)	204	242	(16%)
Net investment income	262	244	7%	519	488	6%
Net realized capital gains	1	5	(80%)	3	6	(50%)

Total revenues	434	470	(8%)	876	892	(2%)

Benefits, claims and claim adjustment expenses	357	374	(5%)	712	709	—
Amortization of deferred policy acquisition costs and present value of future profits	10	7	43%	19	13	46%
Insurance operating costs and other expenses	27	48	(44%)	64	84	(24%)

Total benefits, claims and expenses	394	429	(8%)	795	806	(1%)

Income before income taxes and cumulative effect of accounting change	40	41	(2%)	81	86	(6%)
Income tax expense	12	12	—	24	26	(8%)

Income before cumulative effect of accounting change	28	29	(3%)	57	60	(5%)
Cumulative effect of accounting change, net of tax [1]	—	—	—	(1)	—	—

Net income	$28	$29	(3%)	$56	$60	(7%)

	June 30, 2004	June 30, 2003	Change
Institutional account values	$13,377	$11,224	19%
Governmental account values	9,445	7,811	21%
Private Placement Life Insurance account values
Variable products	21,592	20,326	6%
Leveraged COLI	2,508	3,137	(20%)

Total account values [2]	46,922	42,498	10%
Mutual fund assets under management	1,272	850	50%

Total assets under management	$48,194	$43,348	11%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the second quarter and six months ended June 30, 2004 decreased as a result of lower income from the institutional business, which includes structured settlements and institutional annuities, and the private placement life insurance business. Lower net income in the institutional business was due primarily to lower spread income as a result of the lower interest rates and slightly higher insurance operating costs for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. In addition, the institutional business contributed lower earnings for the six months ended June 30, 2004 compared to the same period in 2003 due to favorable mortality experience in 2003. Private placement life insurance also experienced lower net income for the second quarter and six months ended June 30, 2004 primarily as a result of lower revenues earned due to the 20% decline in leveraged COLI account values, which resulted from surrenders that occurred in 2003. Partially offsetting these declines was higher income from the governmental business for the second quarter and six months ended June 30, 2004. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the second quarter of 2003.

Individual Life

		Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Fee income and other	$181	$184	(2%)	$367	$366	—
Earned premiums	(5)	(6)	17%	(10)	(10)	—
Net investment income	76	63	21%	149	129	16%
Net realized capital losses	—	(1)	100%	—	(1)	100%

Total revenues	252	240	5%	506	484	5%

Benefits, claims and claim adjustment expenses	120	108	11%	245	220	11%
Amortization of deferred policy acquisition costs and present value of future profits	40	43	(7%)	79	89	(11%)
Insurance operating costs and other expenses	39	39	—	79	78	1%

Total benefits, claims and expenses	199	190	5%	403	387	4%

Income before income taxes and cumulative effect of accounting change	53	50	6%	103	97	6%
Income tax expense	16	14	14%	32	29	10%

Income before cumulative effect of accounting change	37	36	3%	71	68	4%
Cumulative effect of accounting change, net of tax [1]	—	—	—	(1)	—	—

Net income	$37	$36	3%	$70	$68	3%

Variable life account values				$4,934	$4,141	19%
Total account values				$8,992	$8,066	11%

Variable life insurance in force				$67,537	$66,518	2%
Total life insurance in force				$134,420	$127,520	5%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. These increases were primarily driven by growth in account values and life insurance in force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs in the current year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the quarter and six months ended June 30, 2004. Net investment income increased primarily due to the adoption of SOP 03-1 in the first quarter of 2004, which resulted in increases in net investment income and benefits, claims and claim adjustment expenses for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

Group Benefits

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Earned premiums and other	$906	$573	58%	$1,821	$1,175	55%
Net investment income	93	64	45%	182	132	38%
Net realized capital gains (losses)	1	1	—	1	(2)	NM

Total revenues	1,000	638	57%	2,004	1,305	54%

Benefits, claims and claim adjustment expenses	690	451	53%	1,374	940	46%
Amortization of deferred policy acquisition costs	6	5	20%	11	9	22%
Insurance operating costs and other expenses	240	138	74%	492	269	83%

Total benefits, claims and expenses	936	594	58%	1,877	1,218	54%

Income before income taxes	64	44	45%	127	87	46%
Income tax expense	16	9	78%	32	18	78%

Net income	$48	$35	37%	$95	$69	38%

Fully insured-ongoing premiums	$897	$568	58%	$1,802	$1,136	59%
Buyout premiums	—	1	(100%)	—	29	(100%)
Other	9	4	125%	19	10	90%

Earned premiums and other	$906	$573	58%	$1,821	$1,175	55%

Net income in the Group Benefits segment increased for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods due to earned premium growth and net investment income growth, both in the pre-acquisition Group Benefits business as well as the result of the CNA Acquisition. The increase in earned premiums was driven by sales (excluding buyouts) of $104 and $445 for the second quarter and six months ended June 30, 2004, representing increases of 13% and 42%, respectively, over sales reported in the comparable prior year periods, and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 76% for both the second quarter and six months ended June 30, 2004, down from 79% and 80% for the comparable periods of 2003, respectively, which contributed favorably to net income. Partially offsetting these favorable items were higher commissions due to higher sales and premiums previously discussed. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in commissions and operating costs, the segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 27% and 28% for the second quarter and six months ended June 30, 2004, respectively, from 25% and 24% for the comparable prior year periods, respectively. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business. Due to this change in business mix, the segment, as expected, has a lower loss ratio and higher commission ratio than in 2003.

PROPERTY & CASUALTY

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2004	2003	Change	2004	2003	Change
Earned premiums	$2,353	$2,106	12%	$4,539	$4,272	6%
Net investment income	295	286	3%	606	567	7%
Other revenues [1]	117	113	4%	221	208	6%
Net realized capital gains	27	212	(87%)	98	211	(54%)

Total revenues	2,792	2,717	3%	5,464	5,258	4%

Benefits, claims and claim adjustment expenses
Current year	1,535	1,541	—	3,004	2,978	1%
Prior year	221	—	—	170	2,724	(94%)

Total benefits, claims and claim adjustment expenses	1,756	1,541	14%	3,174	5,702	(44%)
Amortization of deferred policy acquisition costs and present value of future profits	468	382	23%	914	783	17%
Insurance operating costs and expenses	142	189	(25%)	308	376	(18%)
Other expenses	156	203	(23%)	319	336	(5%)

Total benefits, claims and expenses	2,522	2,315	9%	4,715	7,197	(34%)

Income (loss) before income taxes	270	402	(33%)	749	(1,939)	NM
Income tax expense (benefit)	67	107	(37%)	205	(739)	NM

Net income (loss) [2]	$203	$295	(31%)	$544	$(1,200)	NM

Ongoing Operations Underwriting Ratios [3]
Loss and loss adjustment expense ratio
Current year	65.2	68.9	3.7	65.9	69.4	3.5
Prior year	0.7	—	(0.7)	(1.8)	—	1.8

Total loss and loss adjustment expense ratio	65.8	68.9	3.1	64.1	69.4	5.3
Expense ratio	25.6	26.6	1.0	26.4	26.4	—
Policyholder dividend ratio	—	0.5	0.5	0.1	0.5	0.4

Combined ratio	91.4	96.0	4.6	90.6	96.3	5.7
Catastrophe ratio	2.4	4.7	2.3	(4.6)	3.7	8.3

Combined ratio before catastrophes	89.0	91.3	2.3	95.2	92.6	(2.6)
Combined ratio before catastrophes and prior accident year development	88.5	91.3	2.8	90.5	92.6	2.1

[1]	Represents servicing revenue.

[2] Includes net realized capital gains, after-tax, of $16 and $138 for the second quarter ended June 30, 2004 and 2003, respectively, and $63 and $138 for the six months ended June 30, 2004 and 2003, respectively.

[3]	Excludes Other Operations.

Total revenues for Property & Casualty increased $75 for the second quarter and $206 for the six months ended June 30, 2004. The increase for both periods was due primarily to earned premium growth and increased net investment income, which were significantly offset by a decrease in net realized capital gains. The increase in earned premiums for the second quarter and six months ended June 30, 2004 in the Business Insurance, Personal Lines and Specialty Commercial segments was due primarily to earned pricing increases. Partially offsetting the growth in Specialty Commercial earned premiums for the six months ended June 30, 2004 was a $90 decrease reflecting a reduction in estimated earned premium under retrospectively-rated policies.

Net income decreased $92 for the second quarter ended June 30, 2004, primarily due to a $118 after-tax provision related to a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities and a $122 after-tax decrease in net realized capital gains, partially offset by improved underwriting results in the Business Insurance and Personal Lines segments. Net income increased $1.7 billion for the six months ended June 30, 2004 primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter ended March 31, 2003 and improved underwriting results in the Business Insurance and Personal Lines segments.

Ratios

The previous table and the following segment discussions for the second quarter and six months ended June 30, 2004 and 2003 include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford’s insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and net income for the Property & Casualty segments and may not be comparable to other performance measures used by the Company’s competitors. The “loss and loss adjustment expense ratio” is the ratio of claims and claim adjustment expenses to earned premiums. The “expense ratio” is the ratio of underwriting expenses (amortization of deferred policy acquisition costs, as well as other underwriting expenses) to earned premiums. The “policyholder dividend ratio” is the ratio of policyholder dividends to earned premiums. The “combined ratio” is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of earned premiums, the cost of losses and expenses, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums. The “catastrophe ratio” (a component of the loss ratio) represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. See the Reserve section for explanation of prior accident year development.

Premium Measures

Written premiums are a non-GAAP financial measure which represent the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premiums are a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the quarters and six months ended June 30, 2004 and 2003 include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company’s sales of property and casualty insurance products, as compared to earned premiums. Premium renewal retention is defined as renewal premium written in the current period divided by total premium written in the prior period.

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

There was no significant reserve strengthening or release in the Business Insurance, Personal Lines or Specialty Commercial segments for the quarter ended June 30, 2004. Within Other Operations, the Company completed a gross asbestos reserve evaluation during the first quarter of 2004 which indicated no change in the overall required gross asbestos reserves. During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118.

For the six months ended June 30, 2004, the amount of reserve development for each of the Company’s Property & Casualty segments varied. As indicated in the Company’s segment level reserve discussion in the 2003 Annual Report on Form 10-K, at the end of 2003 several areas of reserve exposure were being closely monitored. Consistent with the Company’s practices to regularly review its reserves, the Company continued to monitor these reserve exposures throughout the first quarter and completed several reserve studies, including studies related to September 11 reserves and construction defects claims. As a result of these monitoring activities and studies, the Company made reserve adjustments with regard to certain of those reserve exposures, most notably related to September 11, construction defects and certain assumed reinsurance reserves. These reserve adjustments and the effects on the Company’s segments are more fully discussed in the paragraphs that follow.

With respect to September 11 claim reserves, in the first quarter of 2004, the Company observed continued favorable developments, including the closure of all but 44 primary insurance property cases, no additional significant anticipated loss notices on assumed reinsurance property treaties, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004. Based on these sustained favorable events, the Company determined in the first quarter that it was appropriate to reduce both the gross and net estimate of loss from September 11. The Company’s gross estimate of loss of $1.1 billion was reduced to $845. The corresponding reduction in net reserves for September 11 was $175 in Business Insurance, $116 in Specialty Commercial, $7 in Personal Lines and $97 in Other Operations. As of June 30, 2004, gross reserves and net reserves remaining related to September 11 were $423 and $149, respectively. Most of the remaining September 11 net reserves carried by the Company relate to incurred but not reported (“IBNR”) reserves for workers compensation exposures.

The Company has exposure to losses from construction defects, particularly from contractors in California. The Company has been evaluating and closely monitoring these reserves over time. Based on the Company’s first quarter 2004 study that used various predictive models and reflected the increasing severity of construction defect claims, the Company concluded an increase in reserves of $190 was required during the first quarter. This increase consisted of $23 for Business Insurance and $167 for Specialty Commercial.

As indicated in the Company’s year-end 2003 reserve discussion, assumed casualty reinsurance reserves have been difficult to project. The Company has been evaluating and closely monitoring these reserves over time and during 2003 and 2002 booked unfavorable reserve development of $129 and $77, respectively. Unfavorable trends continued in the first quarter of 2004 and, as a result, the Company increased reserves by $130 in the first quarter. The majority of the $130 is for assumed casualty treaty reinsurance for the years 1997-2001, with $30 for certain alternative risk transfer contracts.

In addition to the foregoing reserve adjustments in the first quarter of 2004, within the Specialty Commercial segment, there were other offsetting positive and negative adjustments. The principal offsetting adjustments related to a strengthening in specialty large deductible workers compensation reserves and a release in other liability reserves, each approximately $150.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the second quarter and six months ended June 30, 2004 for Property & Casualty follows:

Second Quarter Ended June 30, 2004
	Business Insurance	Personal Lines	Specialty Commercial	Ongoing Operations	Other Operations	Total P&C
Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,302	$1,721	$5,066	$12,089	$8,157	$20,246
Reinsurance and other recoverables	369	42	1,932	2,343	2,693	5,036

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,933	1,679	3,134	9,746	5,464	15,210

Add provision for unpaid claims and claim adjustment expenses
Current year	634	588	302	1,524	11	1,535
Prior year [1]	9	4	3	16	205	221

Total provision for unpaid claims and claim adjustment expenses	643	592	305	1,540	216	1,756
Less payments	(499)	(544)	(199)	(1,242)	(231)	(1,473)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,077	1,727	3,240	10,044	5,449	15,493
Reinsurance and other recoverables	366	42	2,150	2,558	2,511	5,069

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$5,443	$1,769	$5,390	$12,602	$7,960	$20,562

Earned premiums	$1,061	$861	$417	$2,339	$14	$2,353
Loss and loss expense paid ratio	46.9	63.0	48.5	53.1
Loss and loss expense incurred ratio	60.4	68.6	73.8	65.8
Prior accident year development (pts.)	0.8	0.5	0.6	0.7

[1]	The three months ended June 30, 2004 included a provision of $181 associated with the evaluation of the reinsurance recoverable asset.

Six Months Ended June 30, 2004

	Business	Personal	Specialty	Ongoing	Other
	Insurance	Lines	Commercial	Operations	Operations [3]	Total P&C
Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Add provision for unpaid claims and claim adjustment expenses
Current year	1,260	1,121	595	2,976	28	3,004
Prior year [1]	(138)	5	50	(83)	253	170

Total provision for unpaid claims and claim adjustment expenses	1,122	1,126	645	2,893	281	3,174
Less payments [2]	(946)	(1,089)	(457)	(2,492)	(1,407)	(3,899)

Ending liabilities for unpaid claims and claim adjustment expenses-net [1]	5,077	1,727	3,240	10,044	5,449	15,493
Reinsurance and other recoverables	366	42	2,150	2,558	2,511	5,069

Ending liabilities for unpaid claims and claim adjustment expenses-gross [1]	$5,443	$1,769	$5,390	$12,602	$7,960	$20,562

[1]
Earned premiums	$2,079	$1,696	$738	$4,513	$26	$4,539
Loss and loss expense paid ratio	45.4	64.2	62.4	55.3
Loss and loss expense incurred ratio	53.9	66.4	87.5	64.1
Prior accident year development (pts.)	(6.7)	0.3	6.8	(1.8)

[1]	The six months ended June 30, 2004 included a $181 provision associated with the evaluation of the reinsurance recoverable asset. The six month period also included a net reserve release related to September 11 of $175 in Business Insurance, $7 in Personal Lines, $116 in Specialty Commercial and $97 in Other Operations, an increase of $190 for construction defects claims, an increase in assumed casualty reinsurance reserves of $130, and offsetting strengthening in large deductible workers compensation reserves and release in other liability reserves, each approximately $150.

[2]	Other Operations reflects payments pursuant to the MacArthur settlement.

[3]	Effective January 1, 2004, the financial results of the Company’s Reinsurance segment are reported in Other Operations and 2004 beginning liabilities have been reclassified to reflect this change.

Reinsurance Recoverables

The Company’s net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.0 billion and $5.4 billion at June 30, 2004 and December 31, 2003, respectively. Of the total net reinsurance recoverables as of December 31, 2003, $446 relates to the Company’s mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.5 billion, or 71%, were rated by A.M. Best. Of the total rated by A.M. Best, 92% were rated A- (excellent) or better. The remaining $1.4 billion, or 29%, of net recoverables from reinsurers were comprised of the following: 5% related to voluntary pools, 2% related to captive insurance companies, and 22% related to companies not rated by A.M. Best.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts such as New York Regulation 114 trusts, funds held accounts and group wide offsets.

The allowance for uncollectible reinsurance was $397 and $381 at June 30, 2004 and December 31, 2003, respectively. The allowance for uncollectible reinsurance is based on an assessment of the credit quality of our reinsurers as well as an estimate of the cost of resolution of reinsurer disputes.

During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118. The $181 primarily relates to a reduction of the amount of liabilities, principally asbestos, that it expects to cede to reinsurers and, to a lesser extent, an increase in the allowance for uncollectible reinsurance recoverables.

Business Insurance

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$1,134	$974	16%	$2,270	$1,964	16%
Change in unearned premium reserve	73	77	(5%)	191	187	2%

Earned premiums	1,061	897	18%	2,079	1,777	17%
Benefits, claims and claim adjustment expenses
Current year	634	561	13%	1,260	1,159	9%
Prior year	9	—	NM	(138)	—	NM

Total benefits, claims and claim adjustment expenses	643	561	15%	1,122	1,159	(3%)
Amortization of deferred policy acquisition costs	261	214	22%	516	418	23%
Insurance operating costs and expenses	60	72	(17%)	119	143	(17%)

Underwriting results	$97	$50	94%	$322	$57	NM

Loss and loss adjustment expense ratio
Current year	59.6	62.6	3.0	60.6	65.2	4.6
Prior year	0.8	—	(0.8)	(6.7)	—	6.7

Total loss and loss adjustment expense ratio	60.4	62.6	2.2	53.9	65.2	11.3
Expense ratio	30.0	31.0	1.0	30.2	30.8	0.6
Policyholder dividend ratio	0.4	0.8	0.4	0.4	0.8	0.4

Combined ratio	90.8	94.4	3.6	84.5	96.8	12.3
Catastrophe ratio	1.7	2.5	0.8	(6.7)	3.5	10.2

Combined ratio before catastrophes	89.1	91.9	2.8	91.2	93.3	2.1
Combined ratio before catastrophes and prior accident year development	88.3	91.9	3.6	89.3	93.3	4.0

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Written Premiums [1]
Small Commercial	$577	$459	26%	$1,137	$939	21%
Middle Market	557	515	8%	1,133	1,025	11%

Total	$1,134	$974	16%	$2,270	$1,964	16%

Earned Premiums [1]
Small Commercial	$521	$442	18%	$1,002	$872	15%
Middle Market	540	455	19%	1,077	905	19%

Total	$1,061	$897	18%	$2,079	$1,777	17%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums for the segment increased $164 for the second quarter and $302 for the six month period due to earned pricing increases and new business growth outpacing non-renewals during the last six months of 2003 and first six months of 2004. During the second quarter and six month periods ended June 30, 2004, respectively, earned pricing increases of 8% for small commercial and 5% to 6% for middle market contributed to earned premium growth of $79 and $130 in small commercial and $85 and $172 in middle market.

As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing in the second quarter and six month period was primarily driven by written pricing increases of 8% to 11% in the last six months of 2003 and 3% to 4% in the first six months of 2004. New business premium in the second quarter and six month period ended June 30, 2004 was $275 and $565, respectively, which was up from $262 and $523, respectively, for the comparable periods of the prior year.

Premium renewal retention, which includes the impact of written pricing increases, decreased from 89% in the second quarter of 2003 to 85% in the second quarter of 2004 and decreased from 89% in the first six months of 2003 to 85% in the first six months of 2004. The moderation in written pricing increases from 2003 to 2004 contributed to the decrease in premium renewal retention.

Underwriting results improved $47, with a corresponding 3.6 point decrease in the combined ratio, for the second quarter ended June 30, 2004. The improvement was due primarily to earned pricing increases and improved claim frequency versus that of the same prior year period. Underwriting results improved $265, with a corresponding 12.3 point decrease in the combined ratio, for the six months ended June 30, 2004. The improvement was due primarily to a reduction in reserves for September 11 of $175, which was partially offset by an increase in reserves of $23 for construction defects. These reserve actions represent 7.3 points of the combined ratio favorable development. The catastrophe ratio includes 8.4 points of favorable development related to the $175 decrease in September 11 reserves.

Before this favorable impact, catastrophe losses for the six months ended June 30, 2004 decreased by 1.8 points from the same period in the prior year. Before catastrophes and all prior accident year development, underwriting results improved $52 and $103 with corresponding 3.6 point and 4.0 point decreases in the combined ratios for the second quarter and six months ended June 30, 2004, respectively. The improvement in both periods was primarily due to improved claim frequency, partially offset by increased severity, and to earned pricing increases which drove a decrease in the loss and loss adjustment expense ratio for both small commercial and middle market.

Personal Lines

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$945	$854	11%	$1,781	$1,624	10%
Change in unearned premium reserve	84	69	22%	85	67	27%

Earned premiums	861	785	10%	1,696	1,557	9%
Benefits, claims and claim adjustment expenses
Current year	588	602	(2%)	1,121	1,142	(2%)
Prior year	4	—	—	5	—	—

Total benefits, claims and claim adjustment expenses	592	602	(2%)	1,126	1,142	(1%)
Amortization of deferred policy acquisition costs	138	100	38%	263	204	29%
Insurance operating costs and expenses	56	75	(25%)	126	147	(14%)

Underwriting results	$75	$8	NM	$181	$64	183%

Loss and loss adjustment expense ratio
Current year	68.1	76.8	8.7	66.1	73.3	7.2
Prior year	0.5	—	(0.5)	0.3	—	(0.3)

Total loss and loss adjustment expense ratio	68.6	76.8	8.2	66.4	73.3	6.9
Expense ratio	22.6	22.2	(0.4)	22.9	22.6	(0.3)

Combined ratio	91.3	99.0	7.7	89.4	95.9	6.5
Catastrophe ratio	3.7	8.2	4.5	2.2	4.8	2.6

Combined ratio before catastrophes	87.6	90.8	3.2	87.1	91.1	4.0
Combined ratio before catastrophes and prior accident year development	87.2	90.8	3.6	86.6	91.1	4.5
Other revenues [1]	$35	$32	9%	$64	$60	7%

[1]	Represents servicing revenues.

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Written Premiums [1]	2004	2003	Change	2004	2003	Change
Business Unit
AARP	$604	$550	10%	$1,127	$1,025	10%
Other Affinity	33	36	(8%)	67	78	(14%)
Agency	243	201	21%	453	387	17%
Omni	65	67	(3%)	134	134	—

Total	$945	$854	11%	$1,781	$1,624	10%

Product Line
Automobile	$706	$656	8%	$1,355	$1,265	7%
Homeowners	239	198	21%	426	359	19%

Total	$945	$854	11%	$1,781	$1,624	10%

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Earned Premiums [1]
Business Unit
AARP	$536	$481	11%	$1,056	$947	12%
Other Affinity	35	41	(15%)	71	85	(16%)
Agency	225	198	14%	440	397	11%
Omni	65	65	—	129	128	1%

Total	$861	$785	10%	$1,696	$1,557	9%

Product Line
Automobile	$653	$610	7%	$1,286	$1,208	6%
Homeowners	208	175	19%	410	349	17%

Total	$861	$785	10%	$1,696	$1,557	9%

Combined Ratios
Automobile	95.2	98.0	2.8	92.7	97.0	4.3
Homeowners	79.0	102.9	23.9	78.9	91.9	13.0

Total	91.3	99.0	7.7	89.4	95.9	6.5

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums increased $76 for the second quarter and $139 for the six months ended June 30, 2004 due primarily to growth in AARP and agency. AARP increased $55 for the second quarter and $109 for the six months ended June 30, 2004 and agency increased $27 for the second quarter and $43 for the six month period primarily as a result of earned pricing increases and because new business growth over the prior 6 to 12 months has exceeded non-renewals. Both AARP and Agency have experienced increased earned premiums in both automobile and homeowners business.

Earned pricing increases in automobile of 6% in both the second quarter and six month period ended June 30, 2004 primarily reflect written pricing increases of 5% to 7% in the last 6 months of 2003 and 4% in the first six months of 2004. Earned pricing increases of 12% in homeowners for the second quarter and six month period ended June 30, 2004 primarily reflect written pricing increases of 11% to 14% in the last 6 months of 2003 and 9% in the first 6 months of 2004. During the second quarter and six months ended June 30, 2004, there was an increase in new business premiums for both automobile and homeowners. Automobile new business premiums were $127 and $241 for the second quarter and six month period ended June 30, 2004 respectively, and homeowners new business premiums were $31 and $53, respectively.

Premium renewal retention for automobile, which includes the impact of written pricing increases, decreased from a range of 93% to 94% in the second quarter and first six months of 2003 to 88% in the second quarter and first six months of 2004. For homeowners, premium renewal retention decreased less significantly, from 103% in the second quarter and first six months of 2003 to 101% in the second quarter and first six months of 2004. The decrease in premium renewal retention for both automobile and homeowners is driven largely by the impact of declining written pricing increases.

Underwriting results increased $67 for the second quarter and $117 for the six months ended June 30, 2004, with a corresponding 7.7 point and 6.5 point decrease in the combined ratio, respectively. Pre-tax catastrophes decreased $32, or 4.5 points, for the second quarter and $37, or 2.6 points, for the six month period. Automobile results improved 2.8 combined ratio points for the second quarter and 4.3 combined ratio points for the six months ended June 30, 2004 due to earned pricing increases and favorable claim frequency, offset by an increase in claim severity. The underwriting experience related to homeowners continued to remain favorable and improved 23.9 combined ratio points for the second quarter and 13.0 combined ratio points for the six month period due primarily to double-digit earned pricing increases, decreased catastrophes and favorable claim frequency, offset by an increase in claim severity.

Specialty Commercial

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$473	$399	19%	$899	$805	12%
Change in unearned premium reserve	56	44	27%	161	95	69%

Earned premiums	417	355	17%	738	710	4%
Benefits, claims and claim adjustment expenses
Current year	302	240	26%	595	505	18%
Prior year	3	—	—	50	—	—

Total benefits, claims and claim adjustment expenses	305	240	27%	645	505	28%
Amortization of deferred policy acquisition costs	63	55	15%	124	111	12%
Insurance operating costs and expenses	20	35	(43%)	50	64	(22%)

Underwriting results	$29	$25	16%	$(81)	$30	NM

Loss and loss adjustment expense ratio
Current year	73.2	67.2	(6.0)	80.6	71.1	(9.5)
Prior year	0.6	—	(0.6)	6.8	—	(6.8)

Total loss and loss adjustment expense ratio	73.8	67.2	(6.6)	87.5	71.1	(16.4)
Expense ratio	20.4	25.3	4.9	23.8	23.9	0.1
Policyholder dividend ratio	(1.2)	0.7	1.9	(0.3)	0.7	1.0

Combined ratio	93.1	93.2	0.1	110.9	95.8	(15.1)
Catastrophe ratio	1.6	2.5	0.9	(14.5)	1.7	16.2

Combined ratio before catastrophes	91.5	90.7	(0.8)	125.4	94.1	(31.3)
Combined ratio before catastrophes and prior accident year development	91.7	90.7	(1.0)	102.9	94.1	(8.8)
Other revenues [1]	$83	$81	2%	$157	$148	6%

[1]	Represents servicing revenues.

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Written Premiums [1]
Property	$122	$116	5%	$205	$213	(4%)
Casualty	182	149	22%	374	336	11%
Bond	50	36	39%	98	81	21%
Professional Liability	85	78	9%	163	143	14%
Other	34	20	70%	59	32	84%

Total	$473	$399	19%	$899	$805	12%

Earned Premiums [1]
Property	$99	$96	3%	$186	$185	1%
Casualty	163	141	16%	244	289	(16%)
Bond	49	35	40%	93	77	21%
Professional Liability	82	72	14%	164	136	21%
Other	24	11	118%	51	23	122%

Total	$417	$355	17%	$738	$710	4%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums for the Specialty Commercial segment grew $62 and $28, respectively, for the second quarter and six month period ended June 30, 2004 due primarily to earned pricing increases, offset by a decline in new business premium and renewal retention over the comparable periods of the prior year. The increase in earned premium for the six month period is also offset by a $90 reduction in premiums receivable under retrospectively-rated policies, reflecting a decrease in estimated earned premium under the terms of these policies. As substantially all premiums in the segment are earned over a 12 month policy period, the earned pricing increases resulted from written pricing increases over the prior 12 months. All lines within Specialty Commercial except property experienced earned pricing increases in the six months ended June 30, 2004.

Written pricing during the six months ended June 30, 2004 has continued to be positive for casualty and bond, but has decreased for property and professional liability. While market conditions are still favorable, property and professional liability experienced written pricing decreases in the mid-single digits, which contributed to a business decision to write less new business and non-renew more premium in those lines. Casualty experienced single-digit written pricing increases, partially offset by decreases in new business growth and premium renewal retention. Casualty written premiums were up $33 in the second quarter and $38 in the six months ended June 30, 2004, primarily because of written premium growth in alternative markets business. In professional liability, despite the decrease in written pricing, new business and renewal retention, written premium is up for both the second quarter and six month period ended June 30, 2004 due to a decrease in the portion of risks ceded to reinsurers. Within the

“other” category, written and earned premiums increased due to increased premiums on internal reinsurance arrangements.

Underwriting results improved $4 for the second quarter ended June 30, 2004 as improvements in bond, professional liability and property were offset by deterioration in casualty. Underwriting results decreased $111 for the six months ended June 30, 2004 primarily due to the $90 decrease in earned premiums under retrospectively-rated policies and net unfavorable prior accident year loss development. Prior accident year loss development of $50 for the six months ended June 30, 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves, and strengthening in large deductible workers compensation reserves and a release in other liability reserves, each approximately $150. The combined effect of all prior accident year loss development and the earned premium adjustment on retrospectively-rated policies caused a 15.6 point increase in the total loss and loss expense ratio, and a 18.1 point increase in the combined ratio for the six months ended June 30, 2004. Before considering the $116 release in September 11 reserves, the catastrophe ratio was 1.1 points for the six months ended June 30, 2004, which is down slightly from the prior year period.

Before catastrophes, all prior accident year development, and the earned premium adjustment on retrospectively-rated policies, underwriting results improved $26 with a corresponding 2.4 point decrease in the combined ratio for the six months ended June 30, 2004, primarily due to underwriting improvement over the prior year period in the professional liability line of business.

Other Operations (Including Asbestos and Environmental Claims)

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Written premiums	$(4)	$(93)	96%	$(5)	$188	NM
Change in unearned premium reserve	(18)	(162)	89%	(31)	(40)	23%

Earned premiums	14	69	(80%)	26	228	(89%)
Benefits, claims and claim adjustment expenses
Current year	11	71	(85%)	28	172	(84%)
Prior year	205	67	NM	253	2,724	(91%)

Total benefits, claims and claim adjustment expenses	216	138	57%	281	2,896	(90%)
Amortization of deferred policy acquisition costs	6	13	(54%)	11	50	(78%)
Insurance operating costs and expenses	6	7	(14%)	13	22	(41%)

Underwriting results	$(214)	$(89)	(140%)	$(279)	$(2,740)	90%

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

Earned premiums continue to decline in Other Operations as a result of the Company’s decision to exit from the assumed domestic reinsurance business in the second quarter of 2003. The negative written premiums in the second quarter of 2003 were primarily driven by the retrocession, as of April 1, 2003, to Endurance Reinsurance Corporation of America of most of the Company’s inforce book of domestic reinsurance. The negative written premiums in the second quarter and six months ended June 30, 2004 are primarily related to assumed commutation activities and other premium adjustments.

Underwriting results decreased $125 for the second quarter ended June 30, 2004 due to the $181 provision upon completion of the evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in Other Operations, including asbestos liabilities. Partially offsetting this decrease in underwriting results from the second quarter ended June 30, 2003 was a decrease of $43 in all other prior accident year development.

Underwriting results increased $2.5 billion for the six months ended June 30, 2004, primarily due to the impact of $2.6 billion of asbestos reserve strengthening in the first quarter 2003, which was partially offset by the $181 provision associated with the evaluation of the reinsurance recoverable asset in the second quarter 2004, as well as the strengthening of assumed reinsurance reserves of $130, offset by a reduction in September 11 net reserves of $97 in the first quarter 2004.

Asbestos and Environmental Claims

With regard to environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods when theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, the Company believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

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

The reporting pattern for reinsurance claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims adds to the uncertainty of estimating the related reserves.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include court decisions that have interpreted the insurance coverage to be broader than originally intended; inconsistent decisions, especially across jurisdictions; and uncertainty as to the monetary amount being sought.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for other kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on an exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or “all other” activity. The following discussion relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves within each category of Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The “all other” category of reserves covers a wide range of insurance and reinsurance coverages, including potential liability for breast implants, construction defects, lead paint, silica, pharmaceutical products and other long-tail liabilities.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the second quarter and six months ended June 30, 2004. Also included are the remaining asbestos and environmental exposures of Ongoing Operations.

Other Operations Claims and Claim Adjustment Expenses

For the Second Quarter Ended June 30, 2004	Asbestos	Environmental	All Other [1]	Total
Beginning liability - net [2] [3]	$2,706	$392	$2,386	$5,484
Change in reinsurance ceded, net	181	—	—	181
Claims and claim adjustment expenses incurred	3	3	33	39
Claims and claim adjustment expenses paid	(40)	(19)	(174)	(233)
Reclassification of allowance for uncollectible reinsurance	(330)	(10)	340	—

Ending liability – net [2] [3]	$2,520 [5]	$366	$2,585	$5,471

For the Six Months Ended June 30, 2004	Asbestos	Environmental	All Other [1]	Total
Beginning liability - net	$3,794	$408	$2,392	$6,594
Change in reinsurance ceded, net	180	—	—	180
Claims and claim adjustment expenses incurred	7	6	94	107
Claims and claim adjustment expenses paid [4]	(1,131)	(38)	(241)	(1,410)
Reclassification of allowance for uncollectible reinsurance	(330)	(10)	340	—

Ending liability – net [2] [3]	$2,520 [5]	$366	$2,585	$5,471

[1]	Includes unallocated loss adjustment expense reserves and allowance for uncollectible reinsurance.

[2]	Liabilities include asbestos and environmental reserves reported in Ongoing Operations of $13 and $9, respectively, as of June 30, 2004; $11 and $9, respectively, as of March 31, 2004; and $11 and $8, respectively, as of December 31, 2003. The total net claim and claim adjustment expenses incurred for the quarter and six months ended June 30, 2004 of $39 and $107, respectively, includes $4 and $6, respectively, related asbestos and environmental claims reported in Ongoing Operations.

[3]	Gross of reinsurance, asbestos and environmental reserves were $4,583 and $499, respectively, as of June 30, 2004; $4,644 and $513, respectively, as of March 31, 2004; and $5,884 and $542, respectively, as of December 31, 2003.

[4]	Asbestos payments include payments pursuant to the MacArthur settlement.

[5]	The one year and average three year net paid amounts for asbestos claims are $1,206 and $484 respectively, resulting in a one year net survival ratio of 2.1 (13.8 excluding the MacArthur payments) and a three year net survival ratio of 5.2 (17.7 excluding MacArthur). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

At June 30, 2004, asbestos reserves were $2.5 billion, a decrease of $1.3 billion compared to $3.8 billion as of December 31, 2003. The decrease in asbestos reserves is primarily driven by the MacArthur settlement payment made in the first quarter of 2004.

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

During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. In conducting its Other Operations reinsurance recoverable review, the Company used its most recent detailed studies of gross asbestos, environmental and all other liabilities reported in the segment, including its estimate of the type and potential timing of future claims, and analyzed the legal entities through which each exposed coverage was written, the reinsurance arrangements in place at each of these legal entities and the years of potential reinsurance available. As part of its Other Operations reinsurance recoverable review, the Company also analyzed recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118. The following summarizes the components of the $181 reduction of reinsurance recoverables:

Reduction of ceded amounts	$126
Increase in allowance for uncollectible reinsurance	55

Total provision (before tax)	$181

The Company reduced ceded amounts because while the Company’s estimate of total gross losses was unchanged, some of the individual components of the Company’s estimate changed, and less reinsurance coverage is available for the changed composition of losses. The increase in the allowance for uncollectible reinsurance reflects management’s current estimate of future reinsurance cessions that may be uncollectible due to reinsurers’ unwillingness or inability to pay. The net effect of the change in the allowance for uncollectible reinsurance was to increase the allowance as a percentage of ceded reinsurance from 8% at March 31, 2004 to 10% at June 30, 2004. The Company also consolidated within the “all other” category its allowance for insolvencies and disputes that might impact reinsurance coverage associated with Other Operations into a single $346 allowance, inclusive of other second quarter operating activity.

The Company currently expects to perform a comprehensive review of Other Operations reinsurance recoverables at least annually. In addition, at any time there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will respond by making adjustments in the portion of liabilities it expects to cede or in its allowance for uncollectible reinsurance.

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

Estimating liabilities for London Market business is the most uncertain of the three categories of claims (direct, assumed reinsurance and London Market). As a participant in the London Market (comprised of both Lloyd’s of London and London Company Markets), the Company wrote business on a subscription basis, with the Company’s involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.

On December 19, 2003 Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with Mac Arthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in the escrow account until conditions precedent to the settlement occurred in April. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments have been accounted for as a reduction in unpaid claim and claim adjustment expenses during the first quarter of 2004.

The following table sets forth, for the second quarter and six months ended June 30, 2004, paid and incurred loss activity by the three categories of claims for asbestos and environmental:

Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
For the Second Quarter Ended June 30, 2004	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE
Gross
Direct	$46	$(27)	$12	$3
Assumed – Domestic	12	30	3	—
London Market	6	—	3	—

Total	64	3	18	3
Ceded	(24)	181	1	—

Net	$40	$184	$19	$3

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
For the Six Months Ended June 30, 2004	Loss & LAE [1]	Loss & LAE	Loss & LAE	Loss & LAE
Gross
Direct	$1,279	$(23)	$32	$6
Assumed – Domestic	19	30	6	—
London Market	10	—	12	—

Total	1,308	7	50	6
Ceded	(177)	180	(12)	—

Net	$1,131	$187	$38	$6

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

Pursuant to the adoption of SOP 03-1, as discussed in Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $17.9 billion of separate account assets to the general account. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are classified as available-for-sale securities with changes in fair value reported in other comprehensive income. The remaining $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income.

Return on invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for 22% and 23% of the Company’s consolidated revenue for the second quarter ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, net investment income and net realized capital gains and losses accounted for approximately 26% and 20%, respectively, of the Company’s consolidated revenues. The increase in the percentage of consolidated revenues for the six months ended June 30, 2004, as compared to the respective prior year period, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 83% and 93% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 17% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

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

The following table identifies Life’s invested assets by type as of June 30, 2004 and December 31, 2003.

Composition of Invested Assets

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$47,807	78.4%	$37,462	91.0%
Equity securities, available-for-sale, at fair value	383	0.6%	357	0.9%
Equity securities, held for trading, at fair value	8,995	14.7%	—	—
Policy loans, at outstanding balance	2,650	4.3%	2,512	6.1%
Mortgage loans, at cost	852	1.4%	466	1.1%
Limited partnerships, at fair value	234	0.4%	177	0.4%
Other investments	143	0.2%	180	0.5%

Total investments	$61,064	100.0%	$41,154	100.0%

Fixed maturity investments and equity securities held for trading increased 28% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1. The increase in fixed maturity investments was partially offset by a decline in market prices primarily due to an increase in long-term interest rates during the second quarter of 2004.

Mortgage loans increased $386, or 83%, since December 31, 2003 as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results

The following table summarizes Life’s investment results.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2004	2003	2004	2003
Net investment income – excluding income on policy loans and trading securities [1]	$662	$450	$1,323	$895
Policy loan income	47	54	92	112
Trading securities income [2]	149	—	644	—

Net investment income – total [1]	$858	$504	$2,059	$1,007
Yield on average invested assets [3]	5.8%	5.8%	5.8%	5.9%

Gross gains on sale	$84	$91	$184	$148
Gross losses on sale	(70)	(17)	(88)	(64)
Impairments	(4)	(17)	(12)	(84)
Periodic net coupon settlements on non-qualifying derivatives [1]	1	9	3	13
GMWB derivatives, net	6	—	4	—
Other, net [4]	9	(7)	11	2

Net realized capital gains [1]	$26	$59	$102	$15

[1]	The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2]	Represents the change in value of securities classified as trading.

[3]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the second quarter and six months ended June 30, 2004 and 2003, excluding trading securities and collateral received associated with the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred policy acquisition costs associated with realized capital gains.

For the second quarter and six months ended June 30, 2004, net investment income, excluding income on policy loans and trading securities, increased $212, or 47%, and $428, or 48%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods, partially offset by lower investment yields. The increase in the average invested assets base, as compared to the prior year periods, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA Acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account was $150 and $304 for the second quarter and six months ended June 30, 2004, respectively. Income earned on assets acquired in the CNA Acquisition was $29 and $55 for the second quarter and six months ended June 30, 2004, respectively.

For the six months ended June 30, 2004, the yield on average invested assets decreased from the respective prior year period as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the second quarter and six months ended June 30, 2004 of approximately 4.7%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the second quarter ended June 30, 2004 decreased by $33 compared to the respective prior year period, primarily the result of lower net realized gains on sales of fixed maturity securities in 2004, partially offset by lower other-than-temporary impairments. Net realized capital gains for the six months ended June 30, 2004 improved by $87 compared to the respective prior year period primarily due to lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the second quarter and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the gains on sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the second quarter ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and commercial mortgage-backed securities (“CMBS”) that were in an unrealized loss position primarily due to changes in long-term interest rates.

Realized gains on sales for the second quarter and six months ended June 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

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

The following table identifies Property & Casualty’s invested assets by type as of June 30, 2004 and December 31, 2003.

Composition of Invested Assets

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$22,774	96.3%	$23,715	96.4%
Equity securities, available-for-sale, at fair value	201	0.8%	208	0.8%
Real estate/Mortgage loans, at cost	306	1.3%	328	1.3%
Limited partnerships, at fair value	156	0.7%	168	0.7%
Other investments	220	0.9%	186	0.8%

Total investments	$23,657	100.0%	$24,605	100.0%

Total fixed maturities decreased $941, or 4%, since December 31, 2003, primarily due to $1.15 billion of payments made pursuant to the MacArthur settlement and a decline in fair value of fixed maturities as a result of an increase in long-term interest rates, partially offset by operating cash flow.

Investment Results

The table below summarizes Property & Casualty’s investment results.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net investment income, before-tax [1]	$295	$286	$606	$567
Net investment income, after-tax [1] [2]	$222	$217	$454	$433
Yield on average invested assets, before-tax [3]	5.3%	5.5%	5.4%	5.5%
Yield on average invested assets, after-tax [2] [3]	3.9%	4.2%	4.0%	4.2%

Gross gains on sale	$49	$212	$121	$292
Gross losses on sale	(27)	(7)	(32)	(67)
Impairments	—	(10)	(6)	(32)
Periodic net coupon settlements on non-qualifying derivatives [1]	3	5	7	9
Other, net [4]	2	12	8	9

Net realized capital gains, before-tax [1]	$27	$212	$98	$211

[1]	The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[3]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the second quarter and six months ended June 30, 2004 and 2003, excluding collateral received associated with the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.

For the second quarter and six months ended June 30, 2004, before-tax net investment income increased $9, or 3%, and $39, or 7%, respectively, and after-tax net investment income increased $5, or 2%, and $21, or 5%, respectively, compared to the respective prior year periods. The increases in net investment income for the second quarter and six months ended June 30, 2004, were primarily due to income earned on a higher average invested asset base, as compared to the respective prior year periods, partially offset by lower investment yields.

The yield on average invested assets decreased from the prior year periods as a result of lower rates on new investment purchases. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in the second quarter and six months ended June 30, 2004 of approximately 4.9% and 4.8%, before-tax, respectively, continues to be below the average portfolio yield.

Net realized capital gains for the second quarter and six months ended June 30, 2004 decreased by $185 and $113, respectively, as compared to the respective prior year periods, primarily the result of lower net realized gains on sales of fixed maturity securities in 2004, partially offset by lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the second quarter and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in long-term interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and ABS sectors. The majority of the gains on sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the second quarter ended June 30, 2004 resulted predominantly from sales of corporate and CMBS securities that were in an unrealized loss position primarily due to changes in long-term interest rates.

Realized gains on sales for the second quarter and six months ended June 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

Corporate

The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of June 30, 2004 and December 31, 2003, Corporate held $122 and $86, respectively, of short-term fixed maturity investments. In addition, Corporate held $6 and $2, respectively, of other investments as of June 30, 2004 and December 31, 2003.

Other-Than-Temporary Impairments

For the second quarter and six months ended June 30, 2004, total consolidated other-than-temporary impairments were $4 and $18, respectively, as compared with $27 and $116, respectively, for the comparable periods in 2003.

The following table identifies the Company’s other-than-temporary impairments by type for the six months ended June 30, 2004 and 2003.

Other-Than-Temporary Impairments by Type

	Six Months Ended June 30,
	Life		Property & Casualty		Consolidated
(before-tax)	2004	2003	2004	2003	2004	2003
ABS
Corporate debt obligations (“CDOs”)	$4	$10	$1	$5	$5	$15
Credit card receivables	—	12	—	2	—	14
Other ABS	—	4	5	1	5	5

Total ABS	4	26	6	8	10	34
Commercial mortgages	3	—	—	—	3	—
CMBS	1	4	—	—	1	4
Corporate
Consumer non-cyclical	—	7	—	2	—	9
Technology and communications	—	3	—	2	—	5
Transportation	—	7	—	3	—	10
Other corporate	3	4	—	1	3	5

Total corporate	3	21	—	8	3	29
Equity	—	21	—	9	—	30
Mortgage-backed securities (“MBS”) – interest only securities	1	12	—	7	1	19

Total other-than-temporary impairments	$12	$84	$6	$32	$18	$116

For the six months ended June 30, 2004, other-than-temporary impairments were primarily comprised of ABS and commercial mortgages security types and were recorded as a result of a deterioration of cash flows derived from the underlying collateral of several securities.

The decrease in impairments in the second quarter and six months ended June 30, 2004, as compared to the respective prior year periods, is primarily a result of an improvement in general economic conditions and operating fundamentals, and improved pricing levels for ABS security types. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and successfully implementing various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Impairments during the six months ended June 30, 2003 were primarily driven by increasing default rates and lower recovery rates on collateral supporting certain ABS security types and the decline in value of several corporate debt securities as a result of deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Impairments were also incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, due to a significant decline in airline travel. Additionally, other-than-temporary impairments were recorded on various diversified mutual funds and interest only securities.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

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

The following table identifies fixed maturity securities by type on a consolidated basis, as of June 30, 2004 and December 31, 2003.

Consolidated Fixed Maturities by Type

	June 30, 2004					December 31, 2003
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS	$6,554	$117	$(97)	$6,574	9.3%	$6,483	$154	$(113)	$6,524	8.9%
CMBS	10,764	399	(124)	11,039	15.6%	10,230	545	(44)	10,731	14.7%
Collateralized mortgage obligations (“CMOs”)	1,009	12	(5)	1,016	1.4%	1,059	17	(3)	1,073	1.5%
Corporate
Basic industry	3,206	157	(38)	3,325	4.7%	3,343	223	(15)	3,551	4.8%
Capital goods	2,093	93	(31)	2,155	3.0%	2,037	143	(10)	2,170	3.0%
Consumer cyclical	3,234	127	(41)	3,320	4.7%	3,305	217	(11)	3,511	4.8%
Consumer non-cyclical	3,287	157	(47)	3,397	4.8%	3,525	234	(17)	3,742	5.1%
Energy	1,931	97	(25)	2,003	2.8%	2,026	142	(11)	2,157	3.0%
Financial services	8,052	410	(93)	8,369	11.9%	7,848	560	(44)	8,364	11.5%
Technology and communications	4,889	303	(73)	5,119	7.3%	5,051	496	(19)	5,528	7.6%
Transportation	713	34	(11)	736	1.0%	778	52	(7)	823	1.1%
Utilities	3,176	167	(51)	3,292	4.7%	3,101	224	(20)	3,305	4.5%
Other	846	36	(11)	871	1.2%	806	46	(6)	846	1.2%
Government/Government agencies
Foreign	1,329	75	(24)	1,380	2.0%	1,605	171	(3)	1,773	2.4%
United States	1,086	8	(22)	1,072	1.5%	1,401	33	(4)	1,430	1.9%
MBS – agency	2,212	18	(17)	2,213	3.1%	2,794	43	(3)	2,834	3.9%
Municipal
Taxable	855	12	(40)	827	1.2%	625	19	(15)	629	0.9%
Tax-exempt	9,546	524	(27)	10,043	14.2%	9,445	775	(4)	10,216	14.0%
Redeemable preferred
stock	36	1	—	37	0.1%	77	3	—	80	0.1%
Short-term	3,914	1	—	3,915	5.5%	3,708	3	—	3,711	5.1%

Total fixed maturities	$68,732	$2,748	$(777)	$70,703	100.0%	$69,247	$4,100	$(349)	$72,998	100.0%

Total general account fixed maturities						$58,127	$3,413	$(277)	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company’s fixed maturity gross unrealized gains decreased $1,352 and gross unrealized losses increased $428 from December 31, 2003 to June 30, 2004, primarily due to an increase in long-term interest rates and, to a lesser extent, credit spread widening and sales of securities in a gain position. During the six months ended June 30, 2004, the ten year U.S. treasury rate increased approximately 35 basis points and to more than 100 basis points from its low in June 2003, largely the result of continued economic growth evidenced by an increase in capacity utilization, employment growth and continued strong consumer spending. At the June 30, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter point to 1.25%. The Fed members signaled that interest rates will continue to rise at a measured pace as long as inflation risks remain stable.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS. CMBS increased as a result of a decision to increase the Company’s investment in the asset class due to its stable spreads, high quality and attractive yields.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality on a consolidated basis, as of June 30, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality

	June 30, 2004			December 31, 2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$4,299	$4,293	6.1%	$5,274	$5,357	7.3%
AAA	16,502	16,968	24.0%	15,672	16,552	22.7%
AA	7,458	7,769	11.0%	7,377	7,855	10.8%
A	17,022	17,683	25.0%	17,646	18,750	25.7%
BBB	16,565	17,036	24.1%	16,143	17,114	23.4%
BB & below	2,972	3,039	4.3%	3,427	3,659	5.0%
Short-term	3,914	3,915	5.5%	3,708	3,711	5.1%

Total fixed maturities	$68,732	$70,703	100.0%	$69,247	$72,998	100.0%

Total general account fixed maturities				$58,127	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, greater than 95% and 95%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade (“BIG”) fixed maturities by type, as of June 30, 2004 and December 31, 2003.

Consolidated BIG Fixed Maturities by Type

	June 30, 2004			December 31, 2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
ABS	$229	$220	7.2%	$293	$275	7.5%
CMBS	145	151	5.0%	185	190	5.2%
Corporate
Basic industry	369	379	12.5%	395	413	11.3%
Capital goods	141	141	4.6%	177	187	5.1%
Consumer cyclical	317	331	10.9%	392	424	11.6%
Consumer non-cyclical	279	281	9.2%	413	430	11.7%
Energy	108	110	3.6%	96	105	2.9%
Financial services	25	25	0.8%	22	23	0.6%
Technology and communications	342	363	11.9%	418	505	13.8%
Transportation	20	20	0.7%	59	61	1.7%
Utilities	486	491	16.2%	509	530	14.5%
Foreign government	450	466	15.3%	416	463	12.7%
Other	61	61	2.1%	52	53	1.4%

Total fixed maturities	$2,972	$3,039	100.0%	$3,427	$3,659	100.0%

Total general account fixed maturities				$2,681	$2,877	78.6%
Total guaranteed separate account fixed maturities [1]				$746	$782	21.4%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities

	June 30, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$20,604	$20,093	$(511)	$4,867	$4,826	$(41)
Greater than three months to six months	815	760	(55)	3,991	3,854	(137)
Greater than six months to nine months	180	172	(8)	404	382	(22)
Greater than nine months to twelve months	1,545	1,444	(101)	151	142	(9)
Greater than twelve months	1,268	1,146	(122)	1,844	1,688	(156)

Total	$24,412	$23,615	$(797)	$11,257	$10,892	$(365)

Total general account				$9,234	$8,941	$(293)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The increase in the unrealized loss amount since December 31, 2003 is primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As of June 30, 2004 and December 31, 2003, fixed maturities represented $777, or 97%, and $349, or 96%, of the Company’s total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of June 30, 2004 or December 31, 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of June 30, 2004 and December 31, 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. As of June 30, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $14 and $15, respectively. (For further discussion of the other-than-temporary impairments criteria, see “Investments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 3% and 5% of the total unrealized loss amount as of June 30, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type

	June 30, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$170	$110	$(60)	26.0%	$174	$116	$(58)	31.0%
CDOs	69	65	(4)	1.7%	176	153	(23)	12.3%
Credit card receivables	59	56	(3)	1.3%	123	111	(12)	6.4%
Other ABS and CMBS	546	523	(23)	9.9%	693	673	(20)	10.7%
Corporate
Basic industry	174	165	(9)	3.9%	74	70	(4)	2.1%
Consumer cyclical	135	125	(10)	4.3%	48	45	(3)	1.6%
Consumer non-cyclical	100	91	(9)	3.9%	52	49	(3)	1.6%
Financial services	832	786	(46)	19.9%	747	710	(37)	19.8%
Technology and communications	164	153	(11)	4.8%	55	52	(3)	1.6%
Utilities	216	199	(17)	7.4%	103	95	(8)	4.3%
Other	226	208	(18)	7.8%	136	122	(14)	7.5%
Other securities	302	281	(21)	9.1%	18	16	(2)	1.1%

Total	$2,993	$2,762	$(231)	100.0%	$2,399	$2,212	$(187)	100.0%

Total general accounts					$1,760	$1,619	$(141)	75.4%
Total guaranteed separate accounts [1]					$639	$593	$(46)	24.6%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The securities in an unrealized loss position for six months or more as of June 30, 2004 and December 31, 2003, were primarily ABS securities supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The increase in the unrealized loss position from December 31, 2003 to June 30, 2004 was primarily the result of recent rating agency downgrades for certain issuers in this sector, partially offset by an upward trend and stabilization of prices of other aircraft lease receivables securities. This trend is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of June 30, 2004, the Company held approximately seventy different securities in the financial services sector that had been in an unrealized loss position for greater than six months. These securities are primarily investment grade with the majority priced at or greater than 90% of amortized cost as of June 30, 2004. These positions are a mixture of fixed rate and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates. The increase in the unrealized loss position for this sector since December 31, 2003 is primarily due to the increase in interest rates adversely impacting the fixed rate securities partially offset by the variable rate securities which increased in value as interest rates rose. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2004 and December 31, 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2004 and December 31, 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Investments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2004 and December 31, 2003.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities

	June 30, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$816	$779	$(37)	$133	$129	$(4)
Greater than three months to six months	156	143	(13)	134	129	(5)
Greater than six months to nine months	42	39	(3)	81	73	(8)
Greater than nine months to twelve months	48	47	(1)	18	17	(1)
Greater than twelve months	308	258	(50)	417	349	(68)

Total	$1,370	$1,266	$(104)	$783	$697	$(86)

Total general accounts				$663	$593	$(70)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

Similar to the increase in the Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities table from December 31, 2003 to June 30, 2004, the increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

Consolidated Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type

	June 30, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$38	$19	$(19)	35.1%	$55	$36	$(19)	24.6%
CDOs	22	21	(1)	1.9%	44	34	(10)	13.0%
Credit card receivables	34	33	(1)	1.9%	45	34	(11)	14.3%
Other ABS and CMBS	21	17	(4)	7.4%	59	49	(10)	13.0%
Corporate
Financial services	151	134	(17)	31.4%	142	128	(14)	18.2%
Utilities	50	45	(5)	9.3%	76	70	(6)	7.8%
Other	67	62	(5)	9.3%	90	83	(7)	9.1%
Other securities	15	13	(2)	3.7%	5	5	—	—

Total	$398	$344	$(54)	100.0%	$516	$439	$(77)	100.0%

Total general accounts					$417	$355	$(62)	80.5%
Total guaranteed separate accounts [1]					$99	$84	$(15)	19.5%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the consolidated available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of improved pricing levels for ABS securities supported by CDOs and credit card receivables and, to a lesser extent, asset sales.

For additional discussion of the Company’s current view of risk factors relative to certain security types listed above, please refer to the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

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

Additionally, the Retail Products Group segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for the death benefit costs, net of reinsurance, of $120, as of June 30, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts.

The Retail Product Group segment’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2004 is $10.1 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program was a $4 gain before deferred policy acquisition costs and tax effects for the six months ended June 30, 2004.

Interest Rate Risk

The Company believes that the moderate increase in interest rates from the levels prevailing in the first quarter of 2004 is generally a favorable development for the Company. The rate increases are expected to provide additional net investment income, increased sales of fixed rate Life investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained through the end of 2004, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. To help mitigate disintermediation risk, the Company analyzes interest rate risk using various models including multi-scenario cash flow projections that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures used by the Company to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. In conjunction with the interest rate risk measurement and management techniques, significant portions of Life’s fixed income product offerings have market value adjustment provisions at contract surrender.

The Company believes that a gradual rise in interest rates should increase net investment income and sales of fixed rate Life investment products while the potential adverse consequences of increased rates, primarily the reduction of the investment portfolio’s net unrealized gain and disintermediation risk, is mitigated by the Company’s disciplined asset liability management techniques and product design.

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

Dividends to HFSG from its subsidiaries are subject to statutory limitations established for Connecticut-domiciled insurers under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through July 31, 2004, the Company’s insurance subsidiaries had paid $651 to HFSG and HLI and are permitted to pay up to a maximum of approximately $705 in dividends to HFSG and HLI for the remainder of 2004 without prior approval from the applicable insurance commissioner.

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

In January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $411. On March 9, 2004, the Company issued $200 of 4.75% senior notes due March 1, 2014. As of June 30, 2004, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2004, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				Outstanding
				As of
	Effective	Expiration	Maximum	June 30,	December 31,
Description	Date	Date	Available	2004	2003	Change
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$373	$850	(56%)
HLI	2/7/97	N/A	250	—	—	—

Total commercial paper			$2,250	$373	$850	(56%)
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—	—

Total revolving credit facility			$1,490	$—	$—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,740	$373	$850	(56%)

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

Capitalization

The capital structure of The Hartford as of June 30, 2004 and December 31, 2003 consisted of debt and equity, summarized as follows:

	June 30,	December 31,
	2004	2003	Change
Short-term debt (includes current maturities of long-term debt)	$622	$1,050	(41%)
Long-term debt	4,304	4,613	(7%)

Total debt	$4,926	$5,663	(13%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$11,795	$10,393	13%
AOCI	480	1,246	(61%)

Total stockholders’ equity	$12,275	$11,639	5%

Total capitalization including AOCI	$17,201	$17,302	(1%)

Debt to equity	40%	49%	(9%)
Debt to capitalization	29%	33%	(4%)

The Hartford’s total capitalization decreased $101 as of June 30, 2004 as compared with December 31, 2003. This decrease was due to a decrease in debt offset by an increase in stockholders’ equity. The increase in total stockholders’ equity is primarily due to the issuance of common stock of $411 and net income of $1 billion, partially offset by a decrease in AOCI of $766. The decrease in AOCI is primarily a result of a decrease in unrealized gains of $990, partially offset by Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect on unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets. The decrease in total debt reflects repayments of commercial paper of $477 and senior notes of $200 and the redemption of $250 of junior subordinated debentures, partially offset by issuance of $200 in 4.75% senior notes.

Debt

The following discussion describes the Company’s debt financing activities for the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from the equity offering and internal sources.

On June 15, 2004, HLI repaid $200 of 6.9% senior notes at maturity.

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

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements in The Hartford’s 2003 Form 10-K Annual Report.

Stockholders’ Equity

Issuance of Common Stock — On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the CNA Acquisition.

Dividends — On May 20, 2004, The Hartford declared a dividend on its common stock of $0.28 per share payable on July 1, 2004 to shareholders of record as of June 1, 2004.

On July 22, 2004, The Hartford declared a dividend on its common stock of $0.28 per share payable on October 1, 2004 to shareholders of record as of September 1, 2004.

AOCI — AOCI decreased by $766 as of June 30, 2004 compared with December 31, 2003. The decrease in AOCI is primarily a result of a decrease in unrealized gains of $990, partially offset by Life’s adoption of SOP 03-1, in the first quarter of 2004 which resulted in a $292 cumulative effect on unrealized gains on securities related to the reclassification of investments from separate account assets to general account assets.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of June 30, 2004 and December 31, 2003, which resulted in an after-tax reduction of stockholders’ equity of $375. This minimum pension liability did not affect the Company’s results of operations.

For additional information on stockholders’ equity and AOCI see Notes 9 and 19, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2003 Form 10-K Annual Report.

Cash Flow

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by operating activities	$631	$1,336
Net cash provided by (used for) investing activities	$195	$(5,380)
Net cash provided by (used for) financing	$(591)	$4,092
activities Cash – end of period	$695	$429

The decrease in cash from operating activities was primarily due to the decrease in change in reserves including an asbestos reserve addition of $1.7 billion in 2003 partially offset by net income in 2004 compared to a net loss in 2003. Investing activities increased primarily due to a $1.15 billion settlement of the MacArthur litigation in 2004 and decreased capital proceeds from financing activities compared to 2003. Financing activities decreased primarily due to decreased proceeds from investment and universal life-type contracts, decreased capital raising activities, repayments on commercial paper and early retirement of junior subordinated debentures in 2004 compared to 2003.

Operating cash flows for the six months ended June 30, 2004 and 2003 have been adequate to meet liquidity requirements.

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

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 30, 2004.

	A.M.		Standard
	Best	Fitch	& Poor’s	Moody’s
Insurance Financial Strength Ratings:
Hartford Fire	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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

The table below sets forth statutory surplus for the Company’s insurance companies.

	June 30,	December 31,
(in billions)	2004	2003
Life Operations	$4.3	$4.5
Property & Casualty Operations	5.9	5.9

Total	$10.2	$10.4

Contingencies

Regulatory Developments — There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), a subpoena from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC’s Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC’s Division of Enforcement has commenced an investigation of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

The Financial Services Agency, the Company’s primary regulator in Japan, is considering new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The industry and Institute of Actuaries of Japan (“IAJ”) have been consulting with the regulators on the development of the new methodologies and SMR standards. While there has been no formal time frame established, it is expected that the IAJ should conclude its discussions in September and new regulations could go into force as early as April 2005. Although the new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, it is possible in the future that the Company would need to provide additional capital to support its Japanese operations, which would lower the Company’s return on invested capital for this business. At this time, it is not possible to predict the final form of any reserve methodology or SMR standard changes.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2004.

Change in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed in Note 16 of Notes to Condensed Consolidated Financial Statements under the caption “Asbestos and Environmental Claims” in The Hartford’s 2003 Form 10-K Annual Report, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property and inland marine, and improper sales practices in connection with the sale of life insurance and other investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

As further discussed in the MD&A under the caption “Other Operations,” The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2004:

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares that May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased as Part
Period	Shares Purchased		Per Share	Programs	of the Plans or Programs

April 2004	1,390	[1]	$66.40	N/A	N/A
May 2004	3,145	[1]	$63.70	N/A	N/A
June 2004	975	[1]	$66.38	N/A	N/A

(1) Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s benefit plans.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2004, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of eleven directors, each to serve for a one-year term; (2) a proposal to ratify the appointment of the Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, for the fiscal year ended December 31, 2004; and (3) a shareholder proposal relating to executive compensation.

Only shareholders of record as of the close of business on March 22, 2004 were entitled to vote at the annual meeting. As of March 22, 2004, 291,638,836 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.

Set forth below is the vote tabulation relating to the three items presented to the shareholders at the annual meeting:

(1)	The shareholders elected each of the eleven nominees to the Board of Directors for a one-year term:

Names of Director		Shares
Nominees	Shares For	Withheld
Ramani Ayer	252,713,531	5,746,989
Ronald E. Ferguson	255,370,567	3,089,953
Edward J. Kelly, III	252,997,514	5,463,006
Paul G. Kirk, Jr.	255,196,990	3,263,530
Thomas M. Marra	255,283,647	3,176,873
Gail J. McGovern	255,271,623	3,188,897
Robert W. Selander	255,340,317	3,120,203
Charles B. Strauss	255,361,224	3,099,296
H. Patrick Swygert	255,256,100	3,204,420
Gordon I. Ulmer	255,004,009	3,456,511
David K. Zwiener	255,634,512	2,826,008

(2)	The shareholders ratified the appointment of the Company’s Independent Registered Public Accounting Firm:

Shares For:	255,167,079
Shares Against:	1,624,820
Shares Abstained:	1,668,621

(3)	The shareholders defeated a shareholder proposal relating to executive compensation:

Shares For:	20,130,164
Shares Against:	211,305,658
Shares Abstained:	4,481,902
Broker Non-Votes:	22,542,796

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – See Exhibit Index.

(b) Reports on Form 8-K:

During the second quarter ended June 30, 2004, the Company filed no Current Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

/s/ Robert J. Price

Robert J. Price
Senior Vice President and Controller

August 4, 2004

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
FORM 10-Q

EXHIBITS INDEX

Exhibit No.	Description
3.01	Amended and Restated By-Laws of The Hartford, amended effective May 20, 2004.

10.01	The Hartford Investment and Savings Plan, as amended.

10.02	The Hartford Restricted Stock Plan for Non-Employee Directors, as amended.

10.03	The Hartford Incentive Stock Plan, as amended

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.