Form 10-Q
period 2004-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2004-11-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒          No  ☐

As of October 31, 2004, there were outstanding 293,711,412 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income (loss) for the third quarters and nine months ended September 30, 2004 and 2003, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2004

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,532	$3,249	$10,036	$8,910
Fee income	808	716	2,387	1,989
Net investment income	925	814	3,600	2,398
Other revenues	107	145	329	414
Net realized capital gains	44	23	240	249

Total revenues	5,416	4,947	16,592	13,960

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,467	2,998	10,052	10,872
Amortization of deferred policy acquisition costs and present value of future profits	707	633	2,074	1,754
Insurance operating costs and expenses	719	588	2,077	1,710
Interest expense	61	70	189	205
Other expenses	155	222	498	579

Total benefits, claims and expenses	5,109	4,511	14,890	15,120

Income (loss) before income taxes and cumulative effect of accounting change	307	436	1,702	(1,160)
Income tax expense (benefit)	(187)	93	184	(615)

Income (loss) before cumulative effect of accounting change	494	343	1,518	(545)
Cumulative effect of accounting change, net of tax	—	—	(23)	—

Net income (loss)	$494	$343	$1,495	$(545)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$1.68	$1.21	$5.20	$(2.03)
Cumulative effect of accounting change, net of tax	—	—	(0.08)	—

Net income (loss)	$1.68	$1.21	$5.12	$(2.03)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$1.66	$1.20	$5.12	$(2.03)
Cumulative effect of accounting change, net of tax	—	—	(0.08)	—

Net income (loss)	$1.66	$1.20	$5.04	$(2.03)

Weighted average common shares outstanding	293.2	282.5	291.8	268.9
Weighted average common shares outstanding and dilutive potential common shares	297.5	284.8	296.6	268.9

Cash dividends declared per share	$0.28	$0.27	$0.84	$0.81

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2004	2003
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $70,771 and $58,127)	$74,276	$61,263
Equity securities, held for trading, at fair value	10,685	—
Equity securities, available-for-sale, at fair value (cost of $609 and $505)	650	565
Policy loans, at outstanding balance	2,665	2,512
Other investments	2,096	1,507

Total investments	90,372	65,847
Cash	819	462
Premiums receivable and agents’ balances	3,421	3,085
Reinsurance recoverables	5,852	5,958
Deferred policy acquisition costs and present value of future profits	8,193	7,599
Deferred income taxes	487	845
Goodwill	1,720	1,720
Other assets	3,970	3,701
Separate account assets	131,655	136,633

Total assets	$246,489	$225,850

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,314	$21,715
Life	11,800	11,402
Other policyholder funds and benefits payable	49,347	26,185
Unearned premiums	4,911	4,423
Short-term debt	621	1,050
Long-term debt	4,312	4,610
Other liabilities	8,879	8,193
Separate account liabilities	131,655	136,633

Total liabilities	232,839	214,211

Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 296,537,103 and 286,339,430 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,527	3,929
Retained earnings	7,749	6,499
Treasury stock, at cost – 2,990,204 and 2,959,692 shares	(39)	(38)
Accumulated other comprehensive income, net of tax	1,410	1,246

Total stockholders’ equity	13,650	11,639

Total liabilities and stockholders’ equity	$246,489	$225,850

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2004	2003
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$3,932	$2,787
Issuance of common stock in underwritten offering	411	1,161
Issuance of equity units	—	(112)
Issuance of shares under incentive and stock compensation plans	165	56
Tax benefit on employee stock options and awards	22	8

Balance at end of period	4,530	3,900

Retained Earnings
Balance at beginning of period	6,499	6,890
Net income (loss)	1,495	(545)
Dividends declared on common stock	(245)	(221)

Balance at end of period	7,749	6,124

Treasury Stock, at Cost
Balance at beginning of period	(38)	(37)
Return of shares to treasury stock under incentive and stock compensation plans	(1)	—

Balance at end of period	(39)	(37)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	1,246	1,094

Change in net unrealized gain/loss on securities	(118)	349
Cumulative effect of accounting change	292	—
Change in net gain/loss on cash-flow hedging instruments	(10)	(81)
Foreign currency translation adjustments	—	(5)

Total other comprehensive income	164	263

Balance at end of period	1,410	1,357

Total stockholders’ equity	$13,650	$11,344

Outstanding Shares (in thousands)
Balance at beginning of period	283,380	255,241
Issuance of common stock in underwritten offering	6,703	26,377
Issuance of shares under incentive and stock compensation plans	3,495	1,101
Return of shares to treasury stock under incentive and stock compensation plans	(31)	—

Balance at end of period	293,547	282,719

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$494	$343	$1,495	$(545)

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	872	(383)	(118)	349
Cumulative effect of accounting change	—	—	292	—
Change in net gain/loss on cash-flow hedging instruments	40	(43)	(10)	(81)
Foreign currency translation adjustments	18	(24)	—	(5)

Total other comprehensive income (loss)	930	(450)	164	263

Total comprehensive income (loss)	$1,424	$(107)	$1,659	$(282)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2004	2003
	(Unaudited)
Operating Activities
Net income (loss)	$1,495	$(545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,074	1,754
Additions to deferred policy acquisition costs and present value of future profits	(2,906)	(2,434)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	487	5,601
Reinsurance recoverables	287	(1,246)
Receivables	(692)	(215)
Payables and accruals	(151)	(151)
Accrued and deferred income taxes	702	(520)
Net realized capital gains	(240)	(249)
Net increase in equity securities, held for trading	(4,460)	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	4,906	—
Depreciation and amortization	190	199
Cumulative effect of accounting change, net of tax	23	—
Other, net	(110)	684

Net cash provided by operating activities	1,605	2,878

Investing Activities
Purchase of available-for-sale investments	(18,797)	(24,559)
Sale of available-for-sale investments	13,683	14,909
Maturity of available-for-sale investments	3,857	2,818
Purchase price adjustment of business acquired	(55)	33
Additions to property, plant and equipment, net	(126)	(74)

Net cash used for investing activities	(1,438)	(6,873)

Financing Activities
Repayment of short-term debt, net	(477)	—
Issuance of long-term debt	197	1,235
Repayment/maturity of long-term debt	(450)	(500)
Issuance of common stock in underwritten offering	411	1,162
Net receipts from investment and universal life-type contracts credited to policyholder accounts	597	2,399
Dividends paid	(243)	(215)
Proceeds from issuance of shares under incentive and stock compensation plans	155	34

Net cash provided by financing activities	190	4,115

Foreign exchange rate effect on cash	—	(1)

Net increase in cash	357	119
Cash — beginning of period	462	377

Cash — end of period	$819	$496

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$32	$(105)
Interest	$177	$166

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

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation. Accordingly, the Company’s results of operations for the third quarter and nine months ended September 30, 2004 reflect the inclusion of these businesses. For further discussion of the CNA Financial Corporation acquisition, see Note 6 of these Notes to Condensed Consolidated Financial Statements and Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Subsidiaries in which The Hartford has at least a 20% interest, but less than a majority ownership interest, are reported on the equity method. All material intercompany transactions and balances among The Hartford, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements and the condensed notes as of September 30, 2004, and for the third quarter and nine months ended September 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Investments

As discussed in Note 9 below, on January 1, 2004, the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

Stock-Based Compensation

In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted or modified during the nine months ended September 30, 2004 and 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

was $41 and $40, after-tax, respectively. The fair value of these awards will be expensed over the awards’ vesting period, generally three years.

Prior to January 1, 2004, the Company used the Black-Scholes model to determine the fair value of the Company’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Company uses a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates the Company’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Company believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the third quarters and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company’s stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.)

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

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$494	$343	$1,495	$(545)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects [1]	7	4	20	15
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(10)	(11)	(29)	(37)

Pro forma net income (loss) [2]	$491	$336	$1,486	$(567)

Earnings (loss) per share:
Basic – as reported	$1.68	$1.21	$5.12	$(2.03)
Basic – pro forma [2]	$1.67	$1.19	$5.09	$(2.11)
Diluted – as reported [3]	$1.66	$1.20	$5.04	$(2.03)
Diluted – pro forma [2] [3]	$1.65	$1.18	$5.01	$(2.11)

[1]	Includes the impact of non-option plans of $3 and $2, respectively, for the third quarter, and $7 and $4, respectively, for the nine months ended September 30, 2004 and 2003.

[2]	The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future periods.

[3]	As a result of the net loss in the nine months ended September 30, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.

Adoption of New Accounting Standards

During September 2004, the American Institute of Certified Public Accountants released a set of technical questions and answers on financial accounting and reporting issues related to Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts” (SOP 03-1). The questions and answers focused on the application of certain provisions of SOP 03-1 to components of universal life-type contracts, including the definition of an insurance benefit feature, the definition of an assessment, the appropriate level of aggregation in determining additional liabilities required by SOP 03-1, situations where the amounts assessed against the contract holder for an insurance benefit feature are expected to result in losses in early and subsequent years of a contract’s life, the impact of reinsurance and the accounting for contracts that provide annuitization benefits. Adoption of this guidance did not have a material impact on the Company’s balance sheet or statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Future Adoption of Accounting Standards

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”. EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, however, it requires investors to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be other-than-temporarily impaired under EITF 99-20.

In September 2004, the FASB staff issued clarifying guidance for comment in FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, (FSP 03-1-a) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10–20 of EITF 03-1 in order to reconsider certain aspects of the consensus as well as the implementation guidance included in FSP 03-1-a. The disclosure guidance in paragraphs 21 and 22 of the standard remains effective.

The ultimate impact the adoption of EITF 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of September 30, 2004, the Company had $309 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Note 2. Earnings (Loss) Per Share

The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

	Third Quarter Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Income available to common shareholders	$494	293.2	$1.68	$1,495	291.8	$5.12

Diluted Earnings per Share
Options	—	2.6		—	2.9
Equity Units	—	1.7		—	1.9

Income available to common shareholders plus assumed conversions	$494	297.5	$1.66	$1,495	296.6	$5.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2. Earnings (Loss) Per Share (continued)

	Third Quarter Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
	Net		Per Share	Net Income		Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic Earnings (Loss) per Share
Income (loss) available to common shareholders	$343	282.5	$1.21	$(545)	268.9	$(2.03)

Diluted Earnings (Loss) per Share [1]
Options	—	2.3		—	—

Income (loss) available to common shareholders plus assumed conversions	$343	284.8	$1.20	$(545)	268.9	$(2.03)

[1]	As a result of the net loss in the nine months ended September 30, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2003 diluted earnings (loss) per share, as the inclusion of options of 1.5 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 270.4.

Basic earnings (loss) per share reflects the actual weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect, if any, of outstanding options and equity units, using the treasury stock method. Under the treasury stock method exercise of options and equity units are assumed, with the proceeds used to purchase common stock at the average market price for the period.

Note 3. Segment Information

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

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the first quarter of 2004, Property & Casualty had also included a Reinsurance segment. With the discontinuance of writing new reinsurance assumed business, the reinsurance assumed business is now included in the Other Operations segment for all periods presented.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3. Segment Information (continued)

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

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2004	2003	2004	2003
Life
Retail Products Group [1]	$842	$566	$2,369	$1,577
Institutional Solutions Group	448	733	1,324	1,625
Individual Life	263	249	769	733
Group Benefits	1,009	663	3,013	1,968
Other [2] [3]	(60)	37	729	93

Total Life	2,502	2,248	8,204	5,996

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,095	947	3,174	2,724
Personal Lines	895	837	2,655	2,454
Specialty Commercial	595	512	1,490	1,370

Total Ongoing Operations earned premiums and other revenues	2,585	2,296	7,319	6,548
Other Operations earned premiums	(4)	82	22	310
Net investment income	309	297	915	864
Net realized capital gains	18	19	116	230

Total Property & Casualty	2,908	2,694	8,372	7,952

Corporate	6	5	16	12

Total revenues	$5,416	$4,947	$16,592	$13,960

[1]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in additional net investment income of $155 and $459 for the third quarter and nine months ended September 30, 2004, respectively.

[2]	Amounts include net realized capital gains (losses) of $26 and $(2) for the third quarters ended September 30, 2004 and 2003, respectively. Amounts include net realized capital gains of $123 and $1 for the nine months ended September 30, 2004 and 2003, respectively.

[3]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in a (decrease) increase of $(115) and $529 in net investment income for the third quarter and nine months ended September 30, 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3. Segment Information (continued)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
Net Income (Loss)	2004	2003	2004	2003
Life
Retail Products Group	$140	$107	$375	$305
Institutional Solutions Group	33	(8)	89	52
Individual Life	44	36	114	104
Group Benefits	70	38	165	107
Other [1] [2]	225	7	319	19

Total Life	512	180	1,062	587

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	(25)	34	297	91
Personal Lines	(137)	40	44	104
Specialty Commercial	(58)	(46)	(139)	(16)

Total Ongoing Operations underwriting results	(220)	28	202	179
Other Operations underwriting results [3]	(110)	(22)	(389)	(2,762)

Total Property & Casualty underwriting results	(330)	6	(187)	(2,583)
Net servicing and other income [4]	10	9	40	15
Net investment income	309	297	915	864
Other expenses	(53)	(38)	(181)	(172)
Net realized capital gains	18	19	116	230
Income tax (expense) benefit [2]	70	(75)	(135)	664

Total Property & Casualty	24	218	568	(982)

Corporate	(42)	(55)	(135)	(150)

Net income (loss)	$494	$343	$1,495	$(545)

[1]	Amounts include net realized capital gains (losses), after-tax, of $16 and $(1) for the third quarters ended September 30, 2004 and 2003, respectively. Amounts include net realized capital gains, after-tax, of $79 for the nine months ended September 30, 2004. There were no net realized capital gains, after-tax, for the nine months ended September 30, 2003.

[2]	For the third quarter and nine months ended September 30, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 10.

[3]	Includes $2,604 for the nine months ended September 30, 2003 of before-tax impact of asbestos reserve addition.

[4]	Net of expenses related to service business.

Note 4. Investments and Derivative Instruments

The following table identifies the Company’s fixed maturity investments by sector, as of September 30, 2004 and December 31, 2003.

Components of Fixed Maturity Investments

	September 30, 2004				December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Fair Value
Bonds and Notes
U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)	$1,098	$21	$(4)	$1,115	$1,060	$13	$(3)	$1,070
U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored) – asset-backed	3,553	43	(9)	3,587	3,315	51	(5)	3,361
States, municipalities and political subdivisions	10,449	771	(16)	11,204	10,003	786	(19)	10,770
International governments	1,539	113	(7)	1,645	1,436	148	(2)	1,582
Public utilities	3,305	229	(16)	3,518	2,316	151	(15)	2,452
All other corporate including international	28,566	1,945	(125)	30,386	23,323	1,714	(111)	24,926
All other corporate – asset-backed	18,335	667	(111)	18,891	13,235	543	(122)	13,656
Short-term investments	3,892	1	—	3,893	3,363	3	—	3,366
Redeemable preferred stock	34	3	—	37	76	4	—	80

Total fixed maturities	$70,771	$3,793	$(288)	$74,276	$58,127	$3,413	$(277)	$61,263

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Investments and Derivative Instruments (continued)

Components of Fixed Maturity Investments (continued)

Included in the fair value of total fixed maturities as of September 30, 2004 are $11.1 billion of guaranteed separate account assets. Guaranteed separate account assets were reclassified to the general account on January 1, 2004 as a result of the adoption of SOP 03-1 (for further discussion see Note 9 of Notes to Condensed Consolidated Financial Statements).

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

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

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2004		December 31, 2003
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Cash flow hedge	$6,770	$(194)	$3,659	$(84)
Fair value hedge	1,043	2	956	4
Net investment hedge	401	5	200	(4)
Other investment and risk management activities	47,042	111	30,989	13

Total	$55,256	$(76)	$35,804	$(71)

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefits (“GMWB”) product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the rise in short-term interest rates during the third quarter of 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1, partially offset by the increase in derivatives associated with GMWB.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of September 30, 2004, $28 of the derivatives were reported in other investments, $(114) in other liabilities, and $4 of embedded derivatives in fixed maturities in the condensed consolidated balance sheets. Management’s objectives with regard to the reclassified derivatives along with the notional amount and net fair value are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Investments and Derivative Instruments (continued)

Derivative Instruments (continued)

	September 30, 2004
	Notional
Hedging Strategy	Amount	Fair Value
Cash Flow Hedges
Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.	$1,597	$31
Foreign currency swaps — Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	434	(109)
Fair Value Hedges
Interest rate caps and floors — Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	111	(2)
Other Investment and Risk Management Activities
Credit default and total return swaps — The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or asset pool.	419	—
Interest rate swaps — The Company uses interest rate swaps to manage interest rate risk.	210	4
Options — The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments.	121	—
Foreign currency swaps — The Company enters into foreign currency swaps to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	62	(6)

Total	$2,954	$(82)

In addition to the derivatives transferred to the general account as a result of the adoption of SOP 03-1, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350 to hedge a portion of the Company’s floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of September 30, 2004, the notional amount and net fair value of these swaps totaled $350 and $2, respectively.

During the nine months ended September 30, 2004, the Company entered into credit default swap agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of September 30, 2004, the notional amount and net fair value of these swaps totaled $614 and $(1), respectively.

During the nine months ended September 30, 2004, the Company also entered into a series of forward starting swap agreements to hedge interest rate exposure on anticipated fixed-rate asset purchases and anticipated variable cash flows on floating rate assets due to changes in the benchmark interest rate (LIBOR). These swaps have been designated as cash flow hedges and were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products. As of September 30, 2004, the notional amount and net fair value of these swaps totaled $850 and $12, respectively.

During the nine months ended September 30, 2004, the Company entered into interest swaps and swaptions to reduce duration risk in the investment portfolio. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain life product liabilities in accordance with the Company’s asset and liability management policy. As of September 30, 2004, the notional and fair value of these swaps and swaptions totaled $1.2 billion and $7, respectively.

Periodically the Company enters into interest rate swap agreements to terminate existing swaps in hedging relationships, thereby offsetting the prospective changes in value in the original swap. During the nine months ended September 30, 2004, the Company cash settled both the original and offsetting swap agreements, resulting in a reduction in notional amount of approximately $3.3 billion from December 31, 2003. No net realized gain or loss was recorded as a result of the settlement.

The Company offers certain variable annuity products with a GMWB rider. As of September 30, 2004 and December 31, 2003, $14.7 billion, or 57%, and $6.2 billion, or 36%, respectively, of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Investments and Derivative Instruments (continued)

Derivative Instruments (continued)

The total notional amount of derivative contracts purchased to hedge the GMWB exposure, as of September 30, 2004 and December 31, 2003, was $2.9 billion and $544, respectively, and net fair value was $151 and $21, respectively. For the third quarter and nine months ended September 30, 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a gain of $0 and $4, respectively, before deferred policy acquisition costs and tax effects.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	September 30, 2004		December 31, 2003
		Liability		Liability
	Asset Values	Values	Asset Values	Values
Other investments	$273	$—	$199	$—
Reinsurance recoverables	—	58	—	89
Other policyholder funds and benefits payable	73	—	115	—
Fixed maturities	4	—	7	—
Other liabilities	—	368	—	303

Total	$350	$426	$321	$392

For the third quarter and nine months ended September 30, 2004 and 2003, the Company’s gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1, with the net impact reported as net realized capital gains and losses. For the third quarter and nine months ended September 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $(3) and $(6), after-tax, respectively, primarily associated with interest rate swap hedges, in net realized capital gains and losses. For the third quarter and nine months ended September 30, 2003, the cash flow hedge ineffectiveness was less than $1.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of operations. For the third quarter and nine months ended September 30, 2004, the Company recognized an after-tax net (loss) gain of $(9) and $19, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the third quarter and nine months ended September 30, 2003, the after-tax net loss was $(8) and $(19), respectively.

As of September 30, 2004, the after-tax deferred net gains on derivative instruments in accumulated other comprehensive income (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $10. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains or losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the third quarter and nine months ended September 30, 2004 and 2003, there were no reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of net gain (loss) included in the foreign currency cumulative translation adjustment associated with the net investment hedge was $4 and $(3) as of September 30, 2004 and December 31, 2003, respectively.

Note 5. Reinsurance Recoverables

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly ceased all amortization of goodwill. Except for goodwill, the Company has no material intangible assets with indefinite useful lives. The carrying amount of goodwill as of September 30, 2004 and December 31, 2003, is shown below.

Life	$796
Property & Casualty	152
Corporate	772

Total	$1,720

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

	September 30, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Carrying	Net	Carrying	Net
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Present value of future profits	$1,453	$476	$1,459	$380
Renewal rights	30	20	30	17
Other	13	3	11	1

Total	$1,496	$499	$1,500	$398

Net amortization expense for the third quarters ended September 30, 2004 and 2003 was $28 and $25, respectively. Net amortization expense for the nine months ended September 30, 2004 and 2003 was $101 and $77, respectively.

The following is detail of the net acquired intangible asset activity for the nine months ended September 30, 2004 and 2003, respectively.

	Present Value
	of Future	Renewal
	Profits	Rights	Other	Total
For the nine months ended September 30, 2004
Balance, beginning of period	$1,079	$13	$10	$1,102
Acquisition of business [1]	(6)	—	2	(4)
Amortization, net of the accretion of interest	(96)	(3)	(2)	(101)

Balance, ending of period	$977	$10	$10	$997

For the nine months ended September 30, 2003
Balance, beginning of period	$1,132	$15	$—	$1,147
Acquisition of business	—	4	9	13
Amortization, net of the accretion of interest	(72)	(5)	—	(77)

Balance, ending of period	$1,060	$14	$9	$1,083

[1]	Includes purchase price adjustments on the CNA Acquisition, see discussion below.

Estimated future net amortization expense for the succeeding five years is as follows:

For the year ended December 31,
2004	$129
2005	$103
2006	$92
2007	$78
2008	$69

On December 31, 2003, the Company acquired CNA Financial Corporation’s group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003 was based on September 30, 2003 statutory surplus. During the second quarter of 2004, the purchase price was finalized for $543 in cash based on the actual statutory surplus at December 31, 2003. The Company continues to integrate this acquired operation and obtain the information necessary to finalize the initial estimates in purchase accounting. The Company expects to finalize those initial fair value estimates within the one year allocation period, ending December 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7. Death Benefits and Other Insurance Benefit Features

The Company issues variable annuity contracts, with separate account investment options, that offer various guaranteed death benefits. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and other benefits sold with variable annuity products of $225 and a related reinsurance recoverable asset of $108. As of September 30, 2004, the liability from GMDB and other benefits sold with variable annuity products was $203 with a related reinsurance recoverable asset of $71. The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The following table provides details concerning GMDB exposure for the Retail Products Group segment which comprises substantially all of the GMDB exposure:

Breakdown of Variable Annuity Account Value by GMDB Type

	Account	Net Amount	Retained Net Amount
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk
MAV only	$58,782	$8,817	$1,040
With 5% rollup [2]	3,996	733	137
With Earnings Protection Benefit Rider (EPB) [3]	4,236	146	44
With 5% rollup & EPB	1,425	124	21

Total MAV	68,439	9,820	1,242
Asset Protection Benefit (APB) [4]	13,837	53	31
Ratchet [5] (5 years)	41	4	—
Reset [6] (5-7 years)	8,011	933	933
Return of Premium [7]/Other	1,751	14	14

Total	$92,079	$10,824	$2,220

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material.

Note 8. Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contractholders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon the Company’s adoption of SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8. Sales Inducements (continued)

Changes in deferred sales inducement activity were as follows:

	Third Quarter Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Balance, beginning of period	$249	$198
Sales inducements deferred	28	91
Amortization charged to income	(7)	(19)

Balance at September 30, 2004	$270	$270

Note 9. Separate Account Presentation

The Hartford maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets accrue directly to the policyholder. See Note 7 for a discussion of death benefit guarantees offered in variable annuity contracts sold through separate accounts. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1.

Prior to the adoption of SOP 03-1, the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of September 30, 2004, due to strong sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $11.1 billion.

Note 10. Commitments and Contingencies

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

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, the Company has become aware of several private actions against it asserting claims arising from the allegations of the NYAG Complaint.

The Company is aware of two securities class actions filed in the United States District Court for the District of Connecticut alleging claims against the Company and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that the Company and the five named individual defendants, as control persons of the Company, “disseminated false and misleading financial statements” by concealing that “the Company was paying illegal and concealed ‘contingent commissions’ pursuant to illegal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, the Company is aware of three putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee, the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of two corporate derivative actions filed in the same court. The complaints, brought in each case by a shareholder on behalf of the Company against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of an amended complaint filed on or about October 19, 2004 by OptiCare Health Systems, Inc., on behalf of a putative class of policyholders, against Marsh, other brokers and consultants, and the insurers named in the NYAG Complaint, including certain of their respective writing companies. The putative class action was filed in August 2004 in the United States District Court for the Southern District of New York and originally asserted only claims against the broker/consultant defendants. The amended complaint alleges additional claims against both the broker/consultant defendants and the insurer defendants. These claims include a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) alleging that the insurer defendants are co-liable with the broker/consultant defendants for alleged misrepresentations or non-disclosures of contingent commission agreements and the solicitation or submission of inflated bids. The amended complaint also asserts claims under the Sherman Act and state antitrust and unfair competition laws alleging that the insurer defendants acted in concert with the broker/consultant defendants to restrain trade. The class period alleged is August 26, 1994 through the date of class certification, which has not yet occurred. The amended complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company disputes the allegations in the amended complaint and intends to defend the action vigorously.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional complaints may be filed against the Company in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Company’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that the Company may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Asbestos and Environmental Claims – As discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims,” included in The Hartford’s 2003 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

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

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. On September 17, 2004, the New York Attorney General’s Office issued two additional subpoenas to the Company seeking information about possible anti-competitive activity among brokers and insurers. Subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, the Connecticut Attorney General’s Office, the Massachusetts Attorney General’s Office, the Minnesota Department of Commerce and the Ohio Attorney General’s Office regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from these or other regulatory agencies regarding similar issues. The Company intends to continue cooperating fully with these investigations, and has initiated an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company is not joined as a defendant in the action. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC’s Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10. Commitments and Contingencies (continued)

Regulatory Developments (continued)

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, it is possible that the SEC, the New York Attorney General’s Office or other regulatory agencies may pursue action against the Company in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

Tax Matters

The Company’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During the third quarter of 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company have agreed upon all adjustments. As a result, during the third quarter of 2004 the Company booked a $216 tax benefit to reflect the impact of the audit settlement on tax years prior to 2004. The benefit relates primarily to the separate account dividends-received deduction (“DRD”) and interest. (For further discussion of the Company’s separate account DRD, see Note 16 of Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K Annual Report.) Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the nine months ended September 30, 2004 and 2003 include the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
Service cost	$75	$78	$9	$9
Interest cost	128	125	21	21
Expected return on plan assets	(150)	(133)	(6)	(6)
Amortization of prior service cost	(10)	4	(17)	(18)
Amortization of unrecognized net losses	34	19	3	3

Net periodic benefit cost	$77	$93	$10	$9

Employer Contributions

On April 15, 2004, the Company made a $312 voluntary contribution into its U.S. qualified defined benefit pension plan. No additional contributions are expected to be made in 2004.

Note 12. Debt

	September 30, 2004	December 31, 2003
Short-term Debt
Commercial paper	$372	$850
Current maturities of long-term debt	249	200

Total Short-term Debt	$621	$1,050

Long–term Debt [1]
Senior Notes and Debentures
7.75% Notes, due 2005	$—	$249
2.375% Notes, due 2006	250	252
7.1% Notes, due 2007	198	198
4.7% Notes, due 2007	300	300
6.375% Notes, due 2008	200	200
4.1% Equity Unit Notes, due 2008	330	330
2.56% Equity Unit Notes, due 2008	690	690
7.9% Notes, due 2010	275	275
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	—
7.3% Notes, due 2015	200	200
7.65% Notes, due 2027	248	248
7.375% Notes, due 2031	397	397

Total Senior Notes and Debentures	3,606	3,658

Junior Subordinated Debentures
7.2% Notes, due 2038	—	245
7.625% Notes, due 2050	200	200
7.45% Notes, due 2050	506	507

Total Junior Subordinated Debentures	706	952

Total Long-term Debt	$4,312	$4,610

[1]	The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

During the nine months ended September 30, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from its common stock offering and internal sources. For further discussion of the common stock offering, see Note 13.

On June 15, 2004, HLI repaid $200 of 6.9% senior notes at maturity.

On March 15, 2004, HLI redeemed $250 of its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I.

On March 9, 2004, the Company issued 4.75% senior notes due March 1, 2014, and received net proceeds of $197. Interest on the notes is payable semi-annually on March 1 and September 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12. Debt (continued)

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of September 30, 2004, The Hartford had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement (Registration No. 333-60944) for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of September 30, 2004, HLI had $1.0 billion remaining on its shelf.

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

     Commercial Paper and Revolving Credit Facilities

				Outstanding as of
			Maximum	September 30,	December 31,
Description	Effective Date	Expiration Date	Available	2004	2003
Commercial paper
The Hartford	11/10/86	N/A	$2,000	$372	$850
HLI	2/7/97	N/A	250	—	—

Total commercial paper			2,250	372	850

Revolving credit facilities
5-year revolving credit facility	6/20/01	6/20/06	1,000	—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—

Total revolving credit facilities			1,490	—	—

Total outstanding commercial paper and revolving credit facilities			$3,740	$372	$850

Interest Expense

The following table presents interest expense incurred during the third quarters and nine months ended September 30, 2004 and 2003, respectively.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Short-term debt	$1	$1	$4	$4
Long-term debt	60	69	185	201

Total interest expense	$61	$70	$189	$205

Note 13. Stockholders’ Equity

On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation. (For further discussion of this acquisition, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.).

In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units.

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

The components of accumulated other comprehensive income (loss) were as follows:

	Net	Net Gain	Foreign
	Unrealized	(Loss) on	Currency	Minimum	Accumulated
	Gain(Loss)	Cash-Flow	Cumulative	Pension	Other
	on	Hedging	Translation	Liability	Comprehensive
For the third quarter ended September 30, 2004	Securities	Instruments	Adjustments	Adjustment	Income (Loss)
Balance, beginning of period	$1,066	$(92)	$(119)	$(375)	$480
Unrealized gain/loss on securities [1] [2]	872	—	—	—	872
Foreign currency translation adjustments	—	—	18	—	18
Net gain/loss on cash-flow hedging instruments [1] [3]	—	40	—	—	40

Balance, end of period	$1,938	$(52)	$(101)	$(375)	$1,410

For the third quarter ended September 30, 2003
Balance, beginning of period	$2,176	$90	$(76)	$(383)	$1,807
Unrealized gain/loss on securities [1] [2]	(383)	—	—	—	(383)
Foreign currency translation adjustments	—	—	(24)	—	(24)
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(43)	—	—	(43)

Balance, end of period	$1,793	$47	$(100)	$(383)	$1,357

		Net Gain	Foreign
	Net	(Loss) on	Currency	Minimum	Accumulated
	Unrealized	Cash-Flow	Cumulative	Pension	Other
	Gain on	Hedging	Translation	Liability	Comprehensive
For the nine months ended September 30, 2004	Securities	Instruments	Adjustments	Adjustment	Income (Loss)
Balance, beginning of period	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain/loss on securities [1] [2]	(118)	—	—	—	(118)
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(10)	—	—	(10)
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of period	$1,938	$(52)	$(101)	$(375)	$1,410

For the nine months ended September 30, 2003
Balance, beginning of period	$1,444	$128	$(95)	$(383)	$1,094
Unrealized gain/loss on securities [1] [2]	349	—	—	—	349
Foreign currency translation adjustments	—	—	(5)	—	(5)
Net gain/loss on cash-flow hedging instruments [1] [3]	—	(81)	—	—	(81)

Balance, end of period	$1,793	$47	$(100)	$(383)	$1,357

[1]	Unrealized gain/loss on securities is net of tax expense (benefit) and other items of $416 and $(465) for the third quarters and $103 and $152 for the nine months ended September 30, 2004 and 2003, respectively. Net gain/loss on cash-flow hedging instruments is net of tax expense (benefit) of $22 and $(24) for the third quarters and $(5) and $(44) for the nine months ended September 30, 2004 and 2003, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income (loss) of $36 and $33 for the third quarters and $133 and $148 for the nine months ended September 30, 2004 and 2003, respectively.

[3]	Net of amortization adjustment of $3 and $3 for the third quarters and $12 and $16 for the nine months ended September 30, 2004 and 2003, respectively.

[4]	Cumulative effect of accounting change related to the Company’s adoption of SOP 03-1 is net of tax of $157 for the nine months ended September 30, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollar amounts in millions except share data unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2004, compared with December 31, 2003, and its results of operations for the third quarter and nine months ended September 30, 2004, compared to the equivalent 2003 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2003 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims and related litigation; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other distribution intermediaries, including changes that have been announced and those which may occur in the future; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Critical Accounting Estimates	26
Consolidated Results of Operations	28
Life	30
Retail Products Group	31
Institutional Solutions Group	32
Individual Life	33
Group Benefits	34
Property & Casualty	35
Business Insurance	39
Personal Lines	40
Specialty Commercial	42
Other Operations (Including Asbestos and Environmental Claims)	43
Investments	47
Investment Credit Risk	52
Capital Markets Risk Management	58
Capital Resources and Liquidity	59
Accounting Standards	65

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

Deferred Policy Acquisition Costs and Present Value of Future Profits

Life

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits (“DAC”). At September 30, 2004 and December 31, 2003, the carrying value of the Company’s Life operations’ DAC was $7.1 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or “EGPs”. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2004, the present value of the EGPs utilized in the DAC amortization model falls within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 30% or less from September 30 levels for the balance of 2004, or 20% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved. For further discussion of these assumptions, see the Critical Accounting Estimates section of the Company’s 2003 Form 10-K Annual Report under the heading “Deferred Policy Acquisition Costs and Present Value of Future Profits”.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at September 30, 2004. If the Company assumed a 9% average long-term rate of growth from September 30, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $65-$70 after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $95-$105, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Other Critical Accounting Estimates

There have been no material changes to the identification of the Company’s critical accounting estimates regarding reserves for future policy benefits and unpaid claims and claim adjustment expenses; investments; pension and other postretirement benefits; and contingencies since the filing of the Company’s 2003 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Earned premiums	$3,532	$3,249	9%	$10,036	$8,910	13%
Fee income	808	716	13%	2,387	1,989	20%
Net investment income	925	814	14%	3,600	2,398	50%
Other revenues	107	145	(26%)	329	414	(21%)
Net realized capital gains	44	23	91%	240	249	(4%)

Total revenues	5,416	4,947	9%	16,592	13,960	19%

Benefits, claims and claim adjustment expenses	3,467	2,998	16%	10,052	10,872	(8%)
Amortization of deferred policy acquisition costs and present value of future profits	707	633	12%	2,074	1,754	18%
Insurance operating costs and expenses	719	588	22%	2,077	1,710	21%
Interest expense	61	70	(13%)	189	205	(8%)
Other expenses	155	222	(30%)	498	579	(14%)

Total benefits, claims and expenses	5,109	4,511	13%	14,890	15,120	(2%)

Income (loss) before income taxes and cumulative effect of accounting change	307	436	(30%)	1,702	(1,160)	NM
Income tax expense (benefit)	(187)	93	NM	184	(615)	NM

Income (loss) before cumulative effect of accounting change	494	343	44%	1,518	(545)	NM

Cumulative effect of accounting change, net of tax	—	—	—	(23)	—	—

Net income (loss)	$494	$343	44%	$1,495	$(545)	NM

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Operating Results

Net income for the third quarter ended September 30, 2004 increased $151 from the comparable prior year period. Included in this increase was a $216 tax benefit, $190 recorded in Life and $26 recorded in Property & Casualty, related to tax years prior to 2004, primarily consisting of the benefit related to the separate account dividends-received deduction (“DRD”) and interest. For further discussion, see Note 10 of Notes to Condensed Consolidated Financial Statements. Also contributing to the change in net income was a $33 increase in net income for the Retail Products Group segment, a $32 increase in net income for the Group Benefits segment and a $41 increase in net income for the Institutional Solutions Group segment, which was primarily the result of $40 of after-tax expense recorded in the quarter ended September 30, 2003 related to the settlement of litigation with Bancorp Services, LLC (“Bancorp”). Offsetting these increases was a decrease in net income for Property & Casualty, which was substantially related to a $201 increase in after-tax catastrophe losses, primarily from hurricanes Charley, Frances, Ivan and Jeanne, and a $49 after-tax increase in environmental reserves.

Net income for the nine months ended September 30, 2004 increased $2.0 billion, due primarily to $1.7 billion, after-tax, in reserve strengthening resulting from the completion of the Company’s asbestos reserve study in the first quarter of 2003. Also contributing to the increase was the $216 tax benefit recognized in the third quarter ended September 30, 2004, increased net income in the Group Benefits and Retail Products Group segments, and improved underwriting results in the Business Insurance segment. Offsetting these increases were increased Property & Casualty catastrophe losses, substantially related to hurricanes Charley, Frances, Ivan and Jeanne, and a $118 provision related to the completion of the Company’s evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities.

Revenues for the third quarter and nine months ended September 30, 2004 increased $469 and $2.6 billion, respectively, over the comparable prior year periods, primarily due to higher earned premiums in the Group Benefits, Business Insurance, Personal Lines and Specialty Commercial segments, increased fee income in the Retail Products Group segment, and an increase in net investment income. The increase in net investment income was due primarily to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”).

As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, have announced their intention to discontinue the use of incentive compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, new regulations may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

Income Taxes

The effective tax rate for the third quarter and nine months ended September 30, 2004 was (61%) and 11%, respectively, as compared with 21% and 53%, respectively, for the comparable periods in 2003. The principal causes of the difference between the 2004 effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the dividends-received deduction and the tax benefit associated with the settlement of the 1998-2001 IRS audit. The principal causes of the differences in 2003 were tax-exempt interest earned on invested assets and the dividends-received deduction.

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

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the first quarter of 2004, Property & Casualty had also included a Reinsurance segment. With the discontinuance of writing new assumed reinsurance business, the assumed reinsurance business is now included in the Other Operations segment for all periods presented.

Segment Results

The following is a summary of net income (loss) for each of the Company’s Life segments and aggregate net income (loss) for the Company’s Property & Casualty operations.

Net Income (Loss)

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Life
Retail Products Group	$140	$107	31%	$375	$305	23%
Institutional Solutions Group	33	(8)	NM	89	52	71%
Individual Life	44	36	22%	114	104	10%
Group Benefits	70	38	84%	165	107	54%
Other [1] [2]	225	7	NM	319	19	NM

Total Life	512	180	184%	1,062	587	81%
Total Property & Casualty [2]	24	218	(89%)	568	(982)	NM
Corporate	(42)	(55)	24%	(135)	(150)	10%

Total net income (loss)	$494	$343	44%	$1,495	$(545)	NM

[1]	Amounts include net realized capital gains (losses), after-tax, of $16 and $(1) for the third quarters ended September 30, 2004 and 2003, respectively. Amounts include net realized capital gains, after-tax, of $79 for the nine months ended September 30, 2004. There were no net realized capital gains, after-tax, for the nine months ended September 30, 2003.

[2]	For the third quarter and nine months ended September 30, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Underwriting Results (before-tax)

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Business Insurance	$(25)	$34	NM	$297	$91	NM
Personal Lines	(137)	40	NM	44	104	(58%)
Specialty Commercial	(58)	(46)	(26%)	(139)	(16)	NM
Other Operations [1]	(110)	(22)	NM	(389)	(2,762)	86%

[1]	Includes $2,604 for the nine months ended September 30, 2003 of before–tax impact of asbestos reserve addition.

LIFE

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Earned premiums	$1,058	$981	8%	$3,023	$2,370	28%
Fee income	805	716	12%	2,381	1,989	20%
Net investment income [1]	611	512	19%	2,670	1,519	76%
Other revenues	—	35	(100%)	—	99	(100%)
Net realized capital gains	28	4	NM	130	19	NM

Total revenues	2,502	2,248	11%	8,204	5,996	37%

Benefits, claims and claim adjustment expenses [1]	1,325	1,375	(4%)	4,733	3,544	34%
Amortization of deferred policy acquisition costs and present value of future profits	236	202	17%	702	540	30%
Insurance operating costs and other expenses	525	444	18%	1,566	1,197	31%

Total benefits, claims and expenses	2,086	2,021	3%	7,001	5,281	33%

Income before income taxes and cumulative effect of accounting change	416	227	83%	1,203	715	68%
Income tax (benefit) expense	(96)	47	NM	118	128	(8%)

Income before cumulative effect of accounting change	512	180	184%	1,085	587	85%
Cumulative effect of accounting change, net of tax [2]	—	—	—	(23)	—	—

Net income	$512	$180	184%	$1,062	$587	81%

[1] With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in increases of $40 and $988 in net investment income and a (decrease) increase of ($18) and $836 in benefits, claims and claim adjustment expenses for the third quarter and nine months ended September 30, 2004, respectively.

[2] For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life’s net income increased for the third quarter of 2004 compared to 2003 due primarily to lower income tax expense, increases in net income in all lines of business and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) During the third quarter of 2004, the Internal Revenue Service completed its examination of the 1998-2001 tax years. (For further discussion see Note 10 of Notes to Condensed Consolidated Financial Standards under Tax Matters). Life recorded in the third quarter of 2004 an after-tax benefit of $190, consisting primarily of a change in estimate of the DRD tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year. As a result of this change in estimate approximately $20 of additional DRD benefit was recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004.

Net income in the Institutional segment was higher as a result of a decrease in other expenses related to private placement life insurance business compared to the respective prior year period. The decrease in other expenses for the current year period is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation. Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1. Net income in the Group Benefits segment increased due primarily to increased earned premiums and net investment income growth, primarily resulting from the Company’s acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“CNA Acquisition”). In addition, the Group Benefits segment was favorably impacted by a lower benefit ratio in the group life line. Additionally, net income was higher for Individual Life and the international operations. The increase in Individual Life earnings was primarily driven by higher net investment income including the effects of prepayments, growth in account values and life insurance in force. Net income for the international operations, which is included in the other category, increased over the comparable prior year period primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $11.1 billion at September 30, 2004 from $4.8 billion at September 30, 2003. During the quarter, the Company has also introduced market value adjusted fixed annuity products to provide a diversified product portfolio to customers in Japan.

For the nine months ended September 30, 2004 compared to 2003, net income increased primarily due to higher net income in the Retail segment, Group Benefits segment, Institutional segment and international operations as discussed in the previous paragraph, higher net realized capital gains, and a lower effective tax rate. The effective tax rate was 10% for the nine months ended September 30, 2004 as compared to an effective tax rate of 18% for the respective prior year period. The lower effective tax rate for the nine months ended September 30, 2004 was attributed to tax related items, as discussed above, of $190 and a year–to-date 2004 tax year benefit of $85, as compared to tax related items of $30 and a year-to-date 2003 tax year DRD benefit of $65 reported for the nine months ended September 30, 2003, respectively. Partially offsetting the positive earnings drivers for the nine months ended September 30, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 1 of Notes to Condensed Consolidated Financial Statements).

Retail Products Group

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Fee income and other	$521	$448	16%	$1,540	$1,213	27%
Earned premiums	50	(10)	NM	19	(18)	NM
Net investment income	272	125	118%	810	370	119%
Net realized capital gains (losses)	(1)	3	NM	—	12	(100%)

Total revenues	842	566	49%	2,369	1,577	50%

Benefits, claims and claim adjustment expenses	336	140	140%	852	440	94%
Amortization of deferred policy acquisition costs and present value of future profits	159	139	14%	486	356	37%
Insurance operating costs and other expenses	189	153	24%	544	434	25%

Total benefits, claims and expenses	684	432	58%	1,882	1,230	53%

Income before income taxes and cumulative effect of accounting change	158	134	18%	487	347	40%
Income tax expense	18	27	(33%)	93	42	121%

Income before cumulative effect of accounting change	140	107	31%	394	305	29%
Cumulative effect of accounting change, net of tax [1]	—	—	—	(19)	—	—

Net income	$140	$107	31%	$375	$305	23%

	September 30,	September 30,
	2004	2003	Change
Individual variable annuity account values	$92,079	$77,572	19%
Other individual annuity account values	11,471	10,939	5%
401K and specialty products account values	5,926	4,074	45%

Total account values [2]	109,476	92,585	18%
Retail mutual fund assets under management	22,694	17,208	32%
Other mutual fund assets under management	1,204	801	50%

Total mutual fund assets under management	23,898	18,009	33%

Total assets under management	$133,374	$110,594	21%

S&P 500 Index value at end of period	1,115	996	12%

[1] For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased for the third quarter and nine months ended September 30, 2004, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. The Company uses assets under management as an internal performance measure. Relative profitability of the Retail segment is highly correlated to the growth in assets under management since the segment generally earns fee income on a daily basis on its assets under management. Assets under management are driven by the performance of the equity markets and net flows. Net flows are comprised of new sales less surrenders, death benefits and annuitizations of variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers.

Fee income generated by the variable annuity operation increased, as average account values were higher in the third quarter and nine months ended September 30, 2004 compared to the respective prior year periods. The increase in average account values can be attributed to market appreciation of $8.0 billion and net flows of $6.5 billion over the past four quarters. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios, more specifically the average daily value of the S&P 500, which rose by approximately 10% from September 30, 2003 to September 30, 2004. Another contributing factor to the increase in fee income was the mutual fund business. Retail mutual fund assets under management increased 32% principally due to net sales of $3.1 billion and market appreciation of $2.5 billion over the past four quarters.

Additionally, for the third quarter ended September 30, 2004, the segment experienced a lower effective tax rate, primarily attributed to additional DRD benefit of $18 recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004. The effective tax rate for the third quarter ended September 30, 2004 was 11% as compared to 20% for the comparable prior year period.

Partially offsetting the positive earnings drivers discussed above was a decrease in net income in the individual fixed annuity business and higher amortization of deferred policy acquisition costs for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. The decrease in net income in the individual fixed annuity business was attributed to a lower investment spread from the MVA fixed annuity product for the third quarter and nine months ended September 30, 2004 as compared to the comparable prior year periods. In addition, with the adoption of SOP 03-1, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses line in the operating summary rather than reporting the net spread in fee income and other. The resulting cumulative effect of the accounting change from the Company’s adoption of SOP 03-1 recorded in the first quarter of 2004 also provided an offset to the positive earnings growth for the nine months ended September 30, 2004. Additionally, income tax expense was higher for the nine months ended September 30, 2004 due primarily to higher income earned by the segment and the $20 tax benefit recorded in the second quarter of 2003 related to the change in estimate of the DRD reported during 2002. This increase was largely offset by a higher DRD tax benefit of $77 related to the 2004 tax year reported for the nine months ended September 30, 2004, as discussed above, as compared to the DRD tax benefit of $59 related to the 2003 tax year reported in the comparable prior year period.

Institutional Solutions Group

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Fee income and other	$77	$75	3%	$227	$231	(2%)
Earned premiums	100	403	(75%)	304	645	(53%)
Net investment income	269	252	7%	788	740	6%
Net realized capital gains	2	3	(33%)	5	9	(44%)

Total revenues	448	733	(39%)	1,324	1,625	(19%)

Benefits, claims and claim adjustment expenses	363	645	(44%)	1,075	1,354	(21%)
Amortization of deferred policy acquisition costs and present value of future profits	9	6	50%	28	19	47%
Insurance operating costs and other expenses	29	98	(70%)	93	182	(49%)

Total benefits, claims and expenses	401	749	(46%)	1,196	1,555	(23%)

Income before income taxes and cumulative effect of accounting change	47	(16)	NM	128	70	83%
Income tax expense (benefit)	14	(8)	NM	38	18	111%

Income before cumulative effect of accounting change	33	(8)	NM	90	52	73%
Cumulative effect of accounting change, net of tax [1]	—	—	—	(1)	—	—

Net income	$33	$(8)	NM	$89	$52	71%

	September 30,	September 30,
	2004	2003	Change
Institutional account values	$14,011	$11,902	18%
Governmental account values	9,437	8,319	13%
Private Placement Life Insurance account values
Variable products	21,889	20,557	6%
Leveraged COLI	2,520	2,602	(3%)

Total account values [2]	47,857	43,380	10%
Mutual fund assets under management	1,300	891	46%

Total assets under management	$49,157	$44,271	11%

[1] For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the third quarter and nine months ended September 30, 2004 increased primarily due to decreases in other expenses related to private placement life insurance business compared to the respective prior year periods. The decrease in other expenses for the current year period is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp litigation. In addition, the governmental business contributed higher income for the third quarter and nine months ended September 30, 2004. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the third quarter of 2003. Partially offsetting this increase in net income for the third quarter and nine months ended September 30, 2004 was lower income from the institutional business, which includes structured settlements and institutional annuities. Lower net income in the institutional business was due primarily to lower spread income as a result of the lower interest rates and slightly higher insurance operating costs for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. In addition, the institutional business reported lower earnings for the third quarter and nine months ended September 30, 2004 compared to the same periods in 2003 due to favorable mortality experience in 2003. Private placement life insurance also experienced lower revenues earned for the third quarter and nine months ended September 30, 2004 as compared to the prior year periods due to the declining leveraged COLI account values, which resulted from surrenders that occurred in 2003. Additionally, income tax expense was higher for the nine months ended September 30, 2004 due primarily to decreases in other expenses related to the private placement life insurance business, as discussed above. This increase in income tax expense was partially offset by a higher DRD tax benefit of $4 related to the 2004 tax year reported for the nine months ended September 30, 2004, as discussed above, as compared to the DRD tax benefit of $3 related to the 2003 tax year reported in the comparable prior year period.

Individual Life

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30
	2004	2003	Change	2004	2003	Change
Fee income and other	$190	$190	—	$557	$556	—
Earned premiums	(6)	(4)	(50%)	(16)	(14)	(14%)
Net investment income	78	63	24%	227	192	18%
Net realized capital gains (losses)	1	—	—	1	(1)	NM

Total revenues	263	249	6%	769	733	5%

Benefits, claims and claim adjustment expenses	115	117	(2%)	360	337	7%
Amortization of deferred policy acquisition costs and present value of future profits	43	42	2%	122	131	(7%)
Insurance operating costs and other expenses	41	38	8%	120	116	3%

Total benefits, claims and expenses	199	197	1%	602	584	3%

Income before income taxes and cumulative effect of accounting change	64	52	23%	167	149	12%
Income tax expense	20	16	25%	52	45	16%

Income before cumulative effect of accounting change	44	36	22%	115	104	11%
Cumulative effect of accounting change, net of tax [1]	—	—	—	(1)	—	—

Net income	$44	$36	22%	$114	$104	10%

Variable life account values				$4,860	$4,284	13%
Total account values				$8,943	$8,247	8%

Variable life insurance in force				$68,051	$66,561	2%
Total life insurance in force				$136,686	$128,462	6%

[1] For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net income in the Individual Life segment increased for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. These increases were primarily driven by higher net investment income due to prepayments on bonds, growth in account values and life insurance in force and reserve refinements. Net investment income increased for the third quarter and nine months ended September 30, 2004 as compared to the prior year periods primarily due to the adoption of SOP 03-1 and prepayments on bonds. The adoption of SOP 03-1 also resulted in an increase in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product. For the third quarter ended September 30, 2004, the impact of SOP 03-1 on benefits, claims and claim adjustment expenses was more than offset by lower mortality and morbidity costs. The increase in overall benefits, claims and claim adjustment expenses for the nine months ended September 30, 2004 also reflects higher mortality costs. Increased insurance operating costs and expenses for the quarter and year to date over the same periods last year reflect the impact of business growth. Additionally, income tax expense was higher for the nine months ended September 30, 2004 due primarily to earnings growth, as discussed above. This increase in income tax expense was partially offset by a higher DRD tax benefit of $4 related to the 2004 tax year reported for the nine months ended September 30, 2004, as discussed above, as compared to the DRD tax benefit of $3 related to the 2003 tax year reported in the comparable prior year period.

Group Benefits

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Earned premiums and other	$914	$597	53%	$2,735	$1,772	54%
Net investment income	95	66	44%	277	198	40%
Net realized capital gains	—	—	—	1	(2)	NM

Total revenues	1,009	663	52%	3,013	1,968	53%

Benefits, claims and claim adjustment expenses	671	472	42%	2,045	1,412	45%
Amortization of deferred policy acquisition costs and present value of future profits	7	4	75%	18	13	38%
Insurance operating costs and other expenses	234	137	71%	726	406	79%

Total benefits, claims and expenses	912	613	49%	2,789	1,831	52%

Income before income taxes	97	50	94%	224	137	64%
Income tax expense	27	12	125%	59	30	97%

Net income	$70	$38	84%	$165	$107	54%

Fully insured-ongoing premiums	$904	$581	56%	$2,706	$1,717	58%
Buyout premiums	1	11	(91%)	1	40	(98%)
Other	9	5	80%	28	15	87%

Earned premiums and other	$914	$597	53%	$2,735	$1,772	54%

Net income in the Group Benefits segment increased for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods due to earned premium growth and net investment income growth, both in the pre-acquisition Group Benefits business as well as the result of the CNA Acquisition. The increase in earned premiums was driven by sales (excluding buyouts) of $552 for the nine months ended September 30, 2004, representing an increase of 33% over sales reported in the comparable prior year period, and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73% and 75% for the third quarter and nine months ended September 30, 2004, respectively, down from 79% for both the comparable periods of 2003, which contributed favorably to net income. The unusually low loss ratio for the quarter was the result of improved mortality experience as well as favorable development in premium waiver reserves. Based on historical experience trends and variability in the Group Benefits business, management expects the loss ratio in future periods to be higher than 73%. Partially offsetting these favorable items for the nine months ended September 30, 2004 as compared to the prior year period were higher commissions due to higher sales and premiums previously discussed. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in operating costs, the segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 26% and 27% for the third quarter and nine months ended September 30, 2004, respectively, from 24% for both the comparable prior year periods. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business. Due to this change in business mix in 2004, the segment, as expected, has a lower loss ratio and higher commission ratio than in 2003.

PROPERTY & CASUALTY

Operating Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Earned premiums	$2,474	$2,268	9%	$7,013	$6,540	7%
Net investment income	309	297	4%	915	864	6%
Other revenues [1]	107	110	(3%)	328	318	3%
Net realized capital gains	18	19	(5%)	116	230	(50%)

Total revenues	2,908	2,694	8%	8,372	7,952	5%

Benefits, claims and claim adjustment expenses
Current year	1,996	1,572	27%	5,000	4,550	10%
Prior year	144	50	188%	314	2,774	(89%)

Total benefits, claims and claim adjustment expenses	2,140	1,622	32%	5,314	7,324	(27%)
Amortization of deferred policy acquisition costs and present value of future profits	471	431	9%	1,372	1,214	13%
Insurance operating costs and expenses	193	209	(8%)	514	585	(12%)
Other expenses	150	139	8%	469	475	(1%)

Total benefits, claims and expenses	2,954	2,401	23%	7,669	9,598	(20%)

Income (loss) before income taxes	(46)	293	NM	703	(1,646)	NM
Income tax expense (benefit)	(70)	75	NM	135	(664)	NM

Net income (loss) [2]	$24	$218	(89%)	$568	$(982)	NM

Ongoing Operations Underwriting Ratios [3]
Loss and loss adjustment expense ratio
Current year	80.4	68.7	(11.7)	71.1	69.1	(2.0)
Prior year	2.1	2.1	—	(0.4)	0.7	1.1

Total loss and loss adjustment expense ratio	82.5	70.7	(11.8)	70.6	69.8	(0.8)
Expense ratio	26.1	27.6	1.5	26.3	26.8	0.5
Policyholder dividend ratio	0.3	0.4	0.1	0.2	0.5	0.3

Combined ratio	108.9	98.8	(10.1)	97.1	97.1	—
Catastrophe ratio	15.6	3.4	(12.2)	2.6	3.6	1.0

Combined ratio before catastrophes	93.3	95.3	2.0	94.5	93.5	(1.0)
Combined ratio before catastrophes and prior accident year development	90.5	93.3	2.8	90.5	92.8	2.3

[1] Represents servicing revenue.

[2] Includes net realized capital gains, after-tax, of $12 and $12 for the third quarter ended September 30, 2004 and 2003, respectively, and $75 and $150 for the nine months ended September 30, 2004 and 2003, respectively.

[3] Excludes Other Operations.

Total revenues for Property & Casualty increased $214 for the third quarter and $420 for the nine months ended September 30, 2004. The increase for both periods was due primarily to earned premium growth. The nine month increase is partially offset by the $114 decrease in realized capital gains. The increase in earned premiums for the third quarter and nine months ended September 30, 2004 in the Business Insurance, Personal Lines and Specialty Commercial segments was due primarily to earned pricing increases, but was negatively impacted by $17 of catastrophe treaty reinstatement premium. Additionally, earned premium growth in Specialty Commercial for the nine months ended September 30, 2004 was partially offset by a $90 decrease reflecting a reduction in estimated earned premium under retrospectively-rated policies.

Net income decreased $194 for the third quarter ended September 30, 2004, primarily due to a $201 after-tax increase in catastrophes as a result of significant hurricane activity and a $49 after-tax increase in environmental reserves, discussed further under Other Operations. Total catastrophe losses in the third quarter were $252, after-tax, including after-tax losses of $76 from Hurricane Charley, $73 from Hurricane Frances, $42 from Hurricane Ivan and $65 from Hurricane Jeanne. The losses on these four hurricanes were partially offset by $11, after-tax, of reserve releases on prior year catastrophes. Net income for the nine month period increased $1,550 primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter ended March 31, 2003, a $98 after-tax decrease in catastrophes and improved underwriting results in the Business Insurance segment. These improvements were partially offset by a $118 after-tax provision related to a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities, a $49 after-tax increase in environmental reserves and a $75 after-tax decrease in net realized capital gains. Before considering the September 11 reserve release of $257, after tax, during the first quarter of 2004, catastrophe losses for the nine month period ended September 30, 2004 increased by $159 over catastrophe losses for the first nine months of 2003.

During 2004 and 2003, the Company’s Property & Casualty operations have experienced earned pricing increases in excess of loss cost increases. The Company expects that at some point over the next twelve months, loss costs will begin to outpace earned pricing, although the Company still expects to earn targeted returns in each of its businesses in 2005.

Ratios

The previous table and the following segment discussions for the third quarter and nine months ended September 30, 2004 and 2003 include various operating ratios. Management believes that these ratios are useful in understanding the underlying trends in The Hartford’s insurance underwriting business. However, these measures should only be used in conjunction with, and not in lieu of, underwriting income and net income for the Property & Casualty segments and may not be comparable to other performance measures used by the Company’s competitors. The “loss and loss adjustment expense ratio” is the ratio of claims and claim adjustment expenses to earned premiums. The “expense ratio” is the ratio of underwriting expenses (amortization of deferred policy acquisition costs, as well as other underwriting expenses) to earned premiums. The “policyholder dividend ratio” is the ratio of policyholder dividends to earned premiums. The “combined ratio” is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. These ratios are relative measurements that describe for every $100 of earned premiums, the cost of losses and expenses, respectively. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses. The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums. The “catastrophe ratio” (a component of the loss ratio) represents the ratio of catastrophe losses to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. See the Reserve section for explanation of prior accident year development.

Premium Measures

Written premiums are a non-GAAP financial measure which represent the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premiums are a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the quarters and nine months ended September 30, 2004 and 2003 include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company’s sales of property and casualty insurance products, as compared to earned premiums. Premium renewal retention is defined as renewal premium written in the current period divided by total premium written in the prior period.

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

During the third quarter of 2004, the Company recorded before-tax estimated loss and allocated loss adjustment expenses for hurricanes Charley, Frances, Ivan and Jeanne of $117, $112, $65, and $100, respectively. The Company’s estimation process for catastrophe losses uses information from reported claims, information from catastrophe loss models and estimates of reinsurance recoverable. A couple of factors made the third quarter’s estimation process particularly difficult. First, because the hurricanes occurred in the last seven weeks of the third quarter, only a portion of the claims that will ultimately be reported had been reported by quarter end. Because hurricane Jeanne made landfall on September 25, 2004, loss and loss expense reserves for Hurricane Jeanne as of September 30, 2004 rely heavily on estimates derived from catastrophe loss models. Second, because the paths of several of the hurricanes overlapped, there is additional uncertainty in estimating losses. This additional uncertainty stems from the difficulty in determining losses when more than one hurricane cause damage to a single property and from the uncertain impact on loss costs caused by increased demand for building materials and contractors needed to complete repair work. Because of the reliance on catastrophe loss models and the inherent uncertainty in how reported claims will ultimately develop, ultimate loss and loss expenses paid after September 30, 2004 for the four third quarter hurricanes could vary significantly from the reserves recorded as of September 30, 2004. In addition, based on information currently available, the Company does not expect future assessments from residual markets or guaranty funds attributable to the third quarter 2004 hurricanes. If assessments do occur, additional accruals would be required.

Significant before-tax reserve actions in the third quarter ended September 30, 2004 include $75 of environmental reserve strengthening in Other Operations, and $25 of auto liability reserve strengthening in Business Insurance, partially offset by a reduction in prior year catastrophe loss and loss adjustment expense reserves of $8 in Business Insurance and $9 in Personal Lines.

For the nine months ended September 30, 2004, the amount of reserve development for each of the Company’s Property & Casualty segments varied. As indicated in the Company’s segment level reserve discussion in the 2003 Annual Report on Form 10-K, at the end of 2003 several areas of reserve exposure were being closely monitored. Consistent with the Company’s practices to regularly review its reserves, the Company continued to monitor these reserve exposures throughout the first quarter and completed several reserve studies, including studies related to September 11 reserves and construction defects claims. As a result of these monitoring activities and studies, the Company made reserve adjustments with regard to certain of those reserve exposures, most notably related to September 11, construction defects and certain assumed reinsurance reserves. These reserve adjustments and the effects on the Company’s segments are more fully discussed in the paragraphs that follow.

With respect to September 11 claim reserves, in the first quarter of 2004, the Company observed continued favorable developments, including the closure of all but 44 primary insurance property cases, no additional significant anticipated loss notices on assumed reinsurance property treaties, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004. Based on these sustained favorable events, the Company determined in the first quarter that it was appropriate to reduce both the gross and net estimate of loss from September 11. The Company’s gross estimate of loss of $1.1 billion was reduced to $845. The corresponding reduction in net reserves for September 11 was $175 in Business Insurance, $116 in Specialty Commercial, $7 in Personal Lines and $97 in Other Operations. As of September 30, 2004, gross reserves and net reserves remaining related to September 11 were $407 and $144, respectively. Most of the remaining September 11 net reserves carried by the Company relate to incurred but not reported (“IBNR”) reserves for workers compensation exposures.

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

As indicated in the Company’s year-end 2003 reserve discussion, assumed casualty reinsurance reserves in Other Operations have been difficult to project. The Company has been evaluating and closely monitoring these reserves over time and during 2003 and 2002 booked unfavorable reserve development of $129 and $77, respectively. Unfavorable trends continued in the first quarter of 2004 and, as a result, the Company increased reserves by $130 in the first quarter. The majority of the $130 was for assumed casualty treaty reinsurance for the years 1997-2001, with $30 for certain alternative risk transfer contracts.

During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the third quarter and nine months ended September 30, 2004 for Property & Casualty follows:

Third Quarter Ended September 30, 2004

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,443	$1,769	$5,390	$12,602	$7,960	$20,562
Reinsurance and other recoverables	366	42	2,150	2,558	2,511	5,069

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,077	1,727	3,240	10,044	5,449	15,493

Add provision for unpaid claims and claim adjustment expenses
Current year	753	797	441	1,991	5	1,996
Prior year [1]	30	2	21	53	91	144

Total provision for unpaid claims and claim adjustment expenses	783	799	462	2,044	96	2,140
Less payments	(482)	(601)	(262)	(1,345)	(142)	(1,487)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,378	1,925	3,440	10,743	5,403	16,146
Reinsurance and other recoverables	364	219	2,150	2,733	2,435	5,168

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$5,742	$2,144	$5,590	$13,476	$7,838	$21,314

Earned premiums	$1,095	$867	$516	$2,478	$(4)	$2,474
Loss and loss expense paid ratio	44.0	69.3	50.6	54.2
Loss and loss expense incurred ratio	71.6	92.1	89.8	82.5
Prior accident year development (pts.)	2.8	0.2	3.9	2.1

[1]	The quarter ended September 30, 2004 included $75 of environmental reserve strengthening and $25 of auto liability reserve strengthening. The quarter also included a reduction in catastrophe loss and loss adjustment expense reserves of $8 in Business Insurance and $9 in Personal Lines.

Nine Months Ended September 30, 2004

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations [3]	P&C
Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Add provision for unpaid claims and claim adjustment expenses
Current year	2,013	1,918	1,036	4,967	33	5,000
Prior year [1]	(108)	7	71	(30)	344	314

Total provision for unpaid claims and claim adjustment expenses	1,905	1,925	1,107	4,937	377	5,314
Less payments [2]	(1,428)	(1,690)	(719)	(3,837)	(1,549)	(5,386)

Ending liabilities for unpaid claims and claim adjustment expenses-net [1]	5,378	1,925	3,440	10,743	5,403	16,146
Reinsurance and other recoverables	364	219	2,150	2,733	2,435	5,168

Ending liabilities for unpaid claims and claim adjustment expenses-gross [1]	$5,742	$2,144	$5,590	$13,476	$7,838	$21,314

Earned premiums	$3,174	$2,563	$1,254	$6,991	$22	$7,013
Loss and loss expense paid ratio	45.0	65.9	57.5	54.9
Loss and loss expense incurred ratio	60.0	75.1	88.4	70.6
Prior accident year development (pts.)	(3.4)	0.3	5.6	(0.4)

[1]	The nine months ended September 30, 2004 included a $181 provision associated with the evaluation of the reinsurance recoverable asset and $75 of environmental reserve strengthening, both in Other Operations. The nine month period also included $25 of auto liability reserve strengthening, a net reserve release related to September 11 of $175 in Business Insurance, $7 in Personal Lines, $116 in Specialty Commercial and $97 in Other Operations, an increase of $190 for construction defects claims, an increase in assumed casualty reinsurance reserves of $130, and offsetting strengthening in large deductible workers compensation reserves and release in other liability reserves, each approximately $150.

[2]	Other Operations included payments pursuant to the MacArthur settlement.

[3]	The financial results of the Company’s Reinsurance operations are reported in Other Operations.

Reinsurance

The Hartford utilizes reinsurance to manage risk and transfer exposures to well-established and financially secure reinsurers. Reinsurance is used to manage both aggregate exposures as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. Reinsurance treaties in place include both excess of loss occurrence-based products, protecting aggregate property and workers compensation exposures, and individual risk or quota share products, protecting specific classes or lines of business.

The Hartford’s principal catastrophe reinsurance program provides coverage, on average, for 88 percent of the $695 of catastrophic property losses incurred from a single event in excess of a $125 retention. The exact amount and percentage of coverage varies by layer. The Hartford also participates in, and has additional coverage from, the Florida Hurricane Catastrophe Fund and other reinsurance programs relating to particular risks or specific lines of business. Based on gross loss estimates for Hurricanes Charley and Frances as of September 30, 2004, under the Company’s principal catastrophe reinsurance program, a portion of the loss and loss adjustment expenses incurred from these two hurricanes will be recovered from reinsurers. Included as a reduction in written and earned premium for the third quarter of 2004 is an estimated $17 of ceded premium to reinstate limits exhausted by losses due to Hurricanes Charley and Frances. In addition to the reinstated limits on the first layer under the program, the Company purchased additional reinsurance for losses of $50 in excess of $125 that may arise from subsequent events, including losses associated with Hurricane Jeanne, if necessary.

The Company’s net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.1 billion and $5.4 billion as of September 30, 2004 and December 31, 2003, respectively. Of the total net reinsurance recoverables as of December 31, 2003, $446 relates to the Company’s mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.5 billion, or 71%, were rated by A.M. Best. Of the total rated by A.M. Best, 92% were rated A- (excellent) or better. The remaining $1.4 billion, or 29%, of net recoverables from reinsurers were comprised of the following: 5% related to voluntary pools, 2% related to captive insurance companies, and 22% related to companies not rated by A.M. Best. As of September 30, 2004, the Company has observed no material changes in the credit quality distribution of its reinsurers.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. The allowance for uncollectible reinsurance was $399 and $381 as of September 30, 2004 and December 31, 2003, respectively. The allowance for uncollectible reinsurance is based on an assessment of the credit quality of the Company’s reinsurers as well as an estimate of the cost of resolution of reinsurer disputes.

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

Business Insurance

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$1,148	$987	16%	$3,418	$2,951	16%
Change in unearned premium reserve	53	40	33%	244	227	7%

Earned premiums	1,095	947	16%	3,174	2,724	17%
Benefits, claims and claim adjustment expenses
Current year	753	595	27%	2,013	1,754	15%
Prior year	30	—	—	(108)	—	—

Total benefits, claims and claim adjustment expenses	783	595	32%	1,905	1,754	9%
Amortization of deferred policy acquisition costs	268	236	14%	784	654	20%
Insurance operating costs and expenses	69	82	(16%)	188	225	(16%)

Underwriting results	$(25)	$34	NM	$297	$91	NM

Loss and loss adjustment expense ratio
Current year	68.8	63.0	(5.8)	63.4	64.4	1.0
Prior year	2.8	—	(2.8)	(3.4)	—	3.4

Total loss and loss adjustment expense ratio	71.6	63.0	(8.6)	60.0	64.4	4.4
Expense ratio	30.3	32.7	2.4	30.2	31.4	1.2
Policyholder dividend ratio	0.4	0.8	0.4	0.4	0.8	0.4

Combined ratio	102.3	96.4	(5.9)	90.6	96.7	6.1
Catastrophe ratio	8.1	3.2	(4.9)	(1.6)	3.4	5.0

Combined ratio before catastrophes	94.2	93.3	(0.9)	92.2	93.3	1.1
Combined ratio before catastrophes and prior accident year development	90.7	93.3	2.6	89.8	93.3	3.5

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Written Premiums [1]
Small Commercial	$549	$454	21%	$1,686	$1,393	21%
Middle Market	599	533	12%	1,732	1,558	11%

Total	$1,148	$987	16%	$3,418	$2,951	16%

Earned Premiums [1]
Small Commercial	$526	$449	17%	$1,528	$1,321	16%
Middle Market	569	498	14%	1,646	1,403	17%

Total	$1,095	$947	16%	$3,174	$2,724	17%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums for the segment increased $148 for the third quarter and $450 for the nine month period ended September 30, 2004, primarily due to earned pricing increases and new business premium outpacing non-renewals during the last three months of 2003 and first nine months of 2004. During the third quarter and nine month period, respectively, earned pricing increases of 6% and 8% for small commercial and 2% and 4% for middle market contributed to earned premium growth of $77 and $207 in small commercial and $71 and $243 in middle market.

As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing increases in the third quarter and nine month period were primarily driven by written pricing increases of 6% in the last three months of 2003 and 2% in the first nine months of 2004. New business premium in the third quarter and nine month period ended September 30, 2004 was $287 and $852, respectively, which was up from $250 and $772, respectively, for the comparable periods of the prior year.

Premium renewal retention, which includes the impact of written pricing increases, increased from 85% in the third quarter of 2003 to 86% in the third quarter of 2004 and decreased from 88% in the first nine months of 2003 to 85% in the first nine months of 2004. The moderation in written pricing increases from 2003 to 2004 contributed to the decrease in premium renewal retention for the nine months ended September 30, 2004.

Underwriting results decreased $59, with a corresponding 5.9 point increase in the combined ratio for the third quarter ended September 30, 2004. The deterioration was due largely to a $59, or 4.9 point increase in catastrophes, including losses from Hurricane Charley, Hurricane Frances, Hurricane Ivan and Hurricane Jeanne, and prior accident year development of $30, or 2.8 points. Prior accident year development includes $25 of automobile liability reserve strengthening, partially offset by a reduction in catastrophe loss and loss adjustment expense reserves of $8. Before catastrophes and prior accident year development, underwriting results improved $38, with a corresponding 2.6 point decrease in the combined ratio, primarily as a result of earned premium growth and decreased commissions as a result of a change in business mix.

Underwriting results improved $206, with a corresponding 6.1 point decrease in the combined ratio, for the nine months ended September 30, 2004. The improvement was due, in part, to a reduction in reserves for September 11 of $175, which was partially offset by an increase in reserves of $23 for construction defects. These reserve actions represent 4.8 points of the combined ratio favorable development. The catastrophe ratio includes 5.5 points of favorable development related to the $175 decrease in September 11 reserves, offset partially by catastrophe losses related to the third quarter hurricanes. Before the favorable impact of reducing September 11 reserves, catastrophe losses for the nine months ended September 30, 2004 increased by 0.5 points from the same period in the prior year.

Before catastrophes and all prior accident year development, underwriting results improved $141 with a corresponding 3.5 point decrease in the combined ratio for the nine months ended September 30, 2004 due to a lower loss and loss adjustment expense ratio and a lower expense ratio. The improvement in the loss and loss adjustment expense ratio was primarily due to improved property claim frequency, partially offset by increased severity, and to earned pricing increases which drove a decrease in the loss and loss adjustment expense ratio. The expense ratio improved over the prior year due to earned premium growth.

Personal Lines

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$920	$845	9%	$2,701	$2,469	9%
Change in unearned premium reserve	53	40	33%	138	107	29%

Earned premiums	867	805	8%	2,563	2,362	9%
Benefits, claims and claim adjustment expenses
Current year	797	583	37%	1,918	1,725	11%
Prior year	2	—	—	7	—	—

Total benefits, claims and claim adjustment expenses	799	583	37%	1,925	1,725	12%
Amortization of deferred policy acquisition costs	134	99	35%	384	303	27%
Insurance operating costs and expenses	71	83	(14%)	210	230	(9%)

Underwriting results	$(137)	$40	NM	$44	$104	(58%)

Loss and loss adjustment expense ratio
Current year	91.9	72.5	(19.4)	74.8	73.0	(1.8)
Prior year	0.2	—	(0.2)	0.3	—	(0.3)

Total loss and loss adjustment expense ratio	92.1	72.5	(19.6)	75.1	73.0	(2.1)
Expense ratio	23.7	22.6	(1.1)	23.2	22.6	(0.6)

Combined ratio	115.8	95.1	(20.7)	98.3	95.6	(2.7)
Catastrophe ratio	25.1	4.2	(20.9)	10.0	4.6	(5.4)

Combined ratio before catastrophes	90.6	90.8	0.2	88.3	91.0	2.7
Combined ratio before catastrophes and prior accident year development	89.4	90.8	1.4	87.6	91.0	3.4
Other revenues [1]	$28	$32	(13%)	$92	$92	—

[1]	Represents servicing revenues.

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2004	2003	Change	2004	2003	Change
Business Unit
AARP	$583	$537	9%	$1,710	$1,562	9%
Other Affinity	30	35	(14%)	97	113	(14%)
Agency	248	212	17%	701	599	17%
Omni	59	61	(3%)	193	195	(1%)

Total	$920	$845	9%	$2,701	$2,469	9%

Product Line
Automobile	$685	$632	8%	$2,040	$1,897	8%
Homeowners	235	213	10%	661	572	16%

Total	$920	$845	9%	$2,701	$2,469	9%

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Earned Premiums [1]
Business Unit
AARP	$540	$499	8%	$1,596	$1,446	10%
Other Affinity	34	40	(15%)	105	125	(16%)
Agency	229	202	13%	669	599	12%
Omni	64	64	—	193	192	1%

Total	$867	$805	8%	$2,563	$2,362	9%

Product Line
Automobile	$665	$620	7%	$1,951	$1,828	7%
Homeowners	202	185	9%	612	534	15%

Total	$867	$805	8%	$2,563	$2,362	9%

Combined Ratios
Automobile	98.9	95.9	(3.0)	94.8	96.7	1.9
Homeowners	171.5	92.1	(79.4)	109.4	91.9	(17.5)

Total	115.8	95.1	(20.7)	98.3	95.6	(2.7)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums increased $62 for the third quarter, but were negatively impacted by $7 of catastrophe treaty reinstatement premium due to Hurricane Charley. Earned premiums increased $201 for the nine months ended September 30, 2004 due primarily to growth in AARP and Agency, partially offset by a reduction in Other Affinity earned premium. AARP increased $41 for the third quarter and $150 for the nine months ended September 30, 2004 and Agency increased $27 for the third quarter and $70 for the nine month period primarily as a result of earned pricing increases and because new business growth over the prior 6 to 12 months has exceeded non-renewals. Both AARP and Agency have experienced increased earned premiums in both automobile and homeowners business and the growth in Agency earned premium is due, in part, to the new Dimensions automobile and homeowners class plans. The new Dimensions auto class plan has been rolled out to an additional six states in 2004 bringing the total number of states to 37. The new Dimensions homeowners class plan was introduced in the first quarter of 2004 and has been rolled out to 25 states through September, 2004.

Earned pricing increases in automobile of 4% and 5% in the third quarter and nine month period ended September 30, 2004, respectively, primarily reflect written pricing increases of 7% in the last 3 months of 2003 and 4% in the first nine months of 2004. Earned pricing increases of 10% and 12% in homeowners for the third quarter and nine month period ended September 30, 2004, respectively, primarily reflect written pricing increases of 11% in the last 3 months of 2003 and 9% in the first 9 months of 2004. In addition to earned pricing increases, homeowners earned premiums included the effect of automatic increases in the amount of insurance coverage to adjust for construction cost inflation. During the third quarter and nine months ended September 30, 2004, there was an increase in new business premiums for both automobile and homeowners. Automobile new business premiums in the third quarter and nine month period ended September 30, 2004 were $122 and $364, respectively, which was up from $96 and $265, respectively, for the comparable periods of the prior year. Homeowners new business premiums in the third quarter and nine month period ended September 30, 2004 were $33 and $86, respectively, which was up from $23 and $55, respectively, for the comparable periods of the prior year.

Premium renewal retention for automobile, which includes the impact of written pricing increases, decreased from 91% and 92% in the third quarter and first nine months of 2003, respectively, to 90% and 89% in the third quarter and first nine months of 2004, respectively. The decrease in premium renewal retention for automobile is driven largely by the impact of declining written pricing increases. Homeowners premium renewal retention remains consistent with 2003 as the third quarter premium retention was 101% for both 2003 and 2004 and premium retention for the nine month period was 102% and 101% for 2003 and 2004, respectively.

Underwriting results decreased $177 for the third quarter and $60 for the nine months ended September 30, 2004, with a corresponding 20.7 point and 2.7 point increase in the combined ratio, respectively, primarily as a result of significant hurricane activity during the third quarter. Pre-tax catastrophes, including losses from Hurricane Charley, Hurricane Frances, Hurricane Ivan and Hurricane Jeanne, increased $184 for the third quarter and $147 for the nine months ended September 30, 2004, or 20.9 points and 5.4 points, respectively. Before catastrophes and prior accident year development, underwriting results for the three month period ended September 30, 2004 increased $18, with a corresponding 1.4 point decrease in the combined ratio, reflecting an improvement in homeowner’s results, partially offset by a decrease in automobile results. Before catastrophes, automobile results deteriorated 1.3 points for the three month period due to $7, or 1.0 points, of Omni reserve strengthening. Before catastrophes, homeowners results improved 4.8 points for the three month period due to earned pricing increases and favorable claim frequency, partially offset by increased claim severity.

Underwriting results, before catastrophes and prior year development, for the nine month period ended September 30, 2004, increased $105, with a corresponding 3.4 point decrease in the combined ratio due to favorable earned pricing increases and favorable frequency offset by increasing severity. Automobile and homeowners results, before catastrophes, improved 1.7 and 4.6 combined ratio points, respectively, for the nine months ended September 30, 2004 as earned pricing increases outpaced loss cost increases.

The underwriting expense ratio for the third quarter and nine months ended September 30, 2004 deteriorated 1.1 and 0.6 points, respectively due to higher commissions as a result of increased Agency business, increased other underwriting expenses to expand and service increased business and $7 of catastrophe treaty reinstatement premium due to Hurricane Charley.

Specialty Commercial

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2004	2003	Change	2004	2003	Change
Written premiums	$513	$469	9%	$1,412	$1,274	11%
Change in unearned premium reserve	(3)	35	NM	158	130	22%

Earned premiums	516	434	19%	1,254	1,144	10%
Benefits, claims and claim adjustment expenses
Current year	441	321	37%	1,036	826	25%
Prior year	21	45	(53%)	71	45	58%

Total benefits, claims and claim adjustment expenses	462	366	26%	1,107	871	27%
Amortization of deferred policy acquisition costs	65	78	(17%)	189	189	—
Insurance operating costs and expenses	47	36	31%	97	100	(3%)

Underwriting results	$(58)	$(46)	(26%)	$(139)	$(16)	NM

Loss and loss adjustment expense ratio
Current year	85.9	73.9	(12.0)	82.8	72.2	(10.6)
Prior year	3.9	10.4	6.5	5.6	3.9	(1.7)

Total loss and loss adjustment expense ratio	89.8	84.3	(5.5)	88.4	76.1	(12.3)
Expense ratio	21.3	25.9	4.6	22.7	24.7	2.0
Policyholder dividend ratio	0.4	0.6	0.2	—	0.7	0.7

Combined ratio	111.4	110.7	(0.7)	111.1	101.5	(9.6)
Catastrophe ratio	15.7	2.5	(13.2)	(2.1)	2.0	4.1

Combined ratio before catastrophes	95.7	108.2	12.5	113.2	99.5	(13.7)
Combined ratio before catastrophes and prior accident year development	91.9	97.8	5.9	98.4	95.5	(2.9)
Other revenues [1]	$79	$78	1%	$236	$226	4%

[1]	Represents servicing revenues.

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Written Premiums [1]
Property	$166	$147	13%	$371	$360	3%
Casualty	197	179	10%	571	515	11%
Bond	51	42	21%	149	123	21%
Professional Liability	86	93	(8%)	249	236	6%
Other	13	8	63%	72	40	80%

Total	$513	$469	9%	$1,412	$1,274	11%

Earned Premiums [1]
Property	$157	$140	12%	$343	$325	6%
Casualty	193	165	17%	437	454	(4%)
Bond	47	33	42%	140	110	27%
Professional Liability	84	77	9%	248	213	16%
Other	35	19	84%	86	42	105%

Total	$516	$434	19%	$1,254	$1,144	10%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums for the Specialty Commercial segment grew $82 and $110, respectively, for the third quarter and nine month period ended September 30, 2004 due primarily to earned pricing increases partially offset by a decline in new business premium and renewal retention over the comparable periods of the prior year. The increase in earned premium for the nine month period is also offset by a $90 reduction in premiums receivable under retrospectively-rated policies, reflecting a decrease in estimated earned premium under the terms of these policies. As substantially all premiums in the segment are earned over a 12 month policy period, the earned pricing increases resulted from written pricing increases over the prior 12 months. All lines within Specialty Commercial, except property, experienced earned pricing increases in the nine months ended September 30, 2004.

Written pricing during the nine months ended September 30, 2004 has continued to be positive for casualty and bond, but has decreased for property and professional liability. While market conditions are still favorable in property and professional liability, the written pricing decreases contributed to a business decision to write less new business and not to renew more premium in those lines.

Property experienced decreases in written pricing and new business growth. Despite these decreases, written premium is up $19 and $11 for the third quarter and nine month period ended September 30, 2004, respectively, primarily due to an increase in multi-peril crop insurance premiums.

On September 30, 2004, the Company agreed to transfer its entire book of multi-peril crop insurance (MPCI) to Rural Community Insurance Company (RCIC), a subsidiary of Wells Fargo & Company. The agreement transfers in bulk all 2005 crop year policies to RCIC in exchange for an initial payment and renewal fees based upon retention of the transferred business over a three year period. The Company will retain responsibility for the MPCI business written for the 2004 crop year and prior years. The transaction, involving Federal Crop Insurance, was approved by the United States Department of Agriculture (USDA) on October 22, 2004. Closing of the transaction occurred on October 29, 2004. Earned premium for MPCI for the nine months ended September 30, 2004 was $87.

Casualty written premiums were up $18 in the third quarter and $56 in the nine months ended September 30, 2004, primarily because of written premium growth in alternative markets business and single-digit written pricing increases, partially offset by a decrease in premium renewal retention. Of the total written premium for the nine months ended September 30, 2004, $154 was attributable to a single alternative markets insured program. This program will be non-renewed effective December 1, 2004, although it will continue to earn premium into 2005. The non-renewal is not expected to have a significant impact on Specialty Commercial’s underwriting results.

Bond written premium grew $9 and $26 for the third quarter and nine month period ended September 30, 2004, respectively, primarily as a result of ceding reinstatement premium of $12 in the third quarter of 2003, as well as written pricing increases, partially offset by a decrease in premium renewal retention.

In professional liability, written premium is down $7 for the third quarter due to the decrease in written pricing, new business and renewal retention. Despite these decreases, written premium is up for professional liability for the nine month period due to a decrease in the portion of risks ceded to reinsurers.

Within the “other” category, written and earned premiums increased $5 and $16, respectively, in the third quarter and $32 and $44, respectively, for the nine month period ended September 30, 2004 due to increased premiums on internal reinsurance arrangements.

Underwriting results decreased $12 for the third quarter ended September 30, 2004 primarily due to a $70 increase in catastrophes as a result of significant hurricane activity, including Hurricane Charley, Hurricane Frances, Hurricane Ivan and Hurricane Jeanne. Before catastrophes, underwriting results improved $58 for the third quarter ended September 30, 2004 due to improvements in bond and professional liability.

Underwriting results decreased $123 for the nine months ended September 30, 2004, primarily due to the $90 decrease in earned premiums under retrospectively-rated policies and net unfavorable prior accident year loss development. Prior accident year loss development for the nine months ended September 30, 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves, and strengthening in large deductible workers compensation reserves and a release in other liability reserves, each approximately $150. The combined effect of all prior accident year loss development and the earned premium adjustment on retrospectively-rated policies caused a 11.2 point increase in the total loss and loss expense ratio, and a 12.7 point increase in the combined ratio for the nine months ended September 30, 2004. Before considering the $116 release in September 11 reserves, the catastrophe ratio was 7.1 points for the nine months ended September 30, 2004, which is up from the prior year period due to the significant hurricane activity in the third quarter of 2004.

Before catastrophes, all prior accident year development, and the earned premium adjustment on retrospectively-rated policies, underwriting results improved $60 with a corresponding 3.7 point decrease in the combined ratio for the nine months ended September 30, 2004, primarily due to underwriting improvement over the prior year period in the casualty, professional liability and bond lines of business. The expense ratio for the third quarter and nine months ended September 30, 2004 improved over the comparable prior year periods due primarily to earned premium growth.

Other Operations (Including Asbestos and Environmental Claims)

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Written premiums	$(6)	$17	NM	$(11)	$205	NM
Change in unearned premium reserve	(2)	(65)	97%	(33)	(105)	69%

Earned premiums	(4)	82	NM	22	310	(93%)
Benefits, claims and claim adjustment expenses
Current year	5	73	(93%)	33	245	(87%)
Prior year	91	5	NM	344	2,729	(87%)

Total benefits, claims and claim adjustment expenses	96	78	23%	377	2,974	(87%)
Amortization of deferred policy acquisition costs	4	18	(78%)	15	68	(78%)
Insurance operating costs and expenses	6	8	(25%)	19	30	(37%)

Underwriting results	$(110)	$(22)	NM	$(389)	$(2,762)	86%

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures. Also, the financial results of the Company’s Reinsurance operations are reported in Other Operations.

Earned premiums continue to decline in Other Operations for the quarter and nine months ended September 30, 2004 as a result of the Company’s decision to exit from the assumed domestic reinsurance business in the second quarter of 2003. Underwriting results decreased $88 for the third quarter ended September 30, 2004 primarily due to $75 of strengthening of environmental reserves following the completion of an environmental reserve evaluation in the third quarter. Underwriting results increased $2.4 billion for the nine months ended September 30, 2004, primarily due to the impact of $2.6 billion of asbestos reserve strengthening in the first quarter 2003, and a reduction in September 11 reserves of $97 in the first quarter of 2004. These favorable variances were partially offset by the $75 strengthening of environmental reserves in the third quarter of 2004, the $181 provision associated with the evaluation of the reinsurance recoverable asset in the second quarter of 2004 and the strengthening of assumed reinsurance reserves of $130 in the first quarter of 2004.

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

There are a wide variety of claims that drive the reserves within each category of Other Operations. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for breast implants, construction defects, lead paint, silica, pharmaceutical products and other long-tail liabilities.

The Other Operations book of business contains policies written from the 1940’s to 2003. With the transfer of certain additional assumed reinsurance into Other Operations in both 2001 and 2003, Other Operations has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. The Hartford’s experience has been that this book of runoff business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers (“whole account” exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The Hartford. The Hartford’s net exposure in these arrangements has increased for a variety of reasons, including The Hartford’s commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the third quarter and nine months ended September 30, 2004. Also included are the remaining asbestos and environmental exposures of Ongoing Operations.

Other Operations Claims and Claim Adjustment Expenses

For the Third Quarter Ended September 30, 2004	Asbestos		Environmental	All Other [1][2]	Total
Beginning liability — net [3][4]	$2,520		$366	$2,585	$5,471
Claims and claim adjustment expenses incurred	3		75	20	98
Claims and claim adjustment expenses paid	41		27	76	144

Ending liability – net [3][4]	$2,482	[7]	$414	$2,529	$5,425

For the Nine Months Ended September 30, 2004	Asbestos		Environmental	All Other [1] [2]	Total
Beginning liability — net [3][4]	$3,794		$408	$2,392	$6,594
Claims and claim adjustment expenses incurred [5]	190		81	114	385
Claims and claim adjustment expenses paid [6]	1,172		65	317	1,554
Reclassification of allowance for uncollectible reinsurance	(330)		(10)	340	—

Ending liability – net [3][4]	$2,482	[7]	$414	$2,529	$5,425

[1]	Includes unallocated loss adjustment expense reserves and allowance for uncollectible reinsurance.

[2]	The financial results of the Company’s Reinsurance operations are reported in Other Operations.

[3]	Liabilities include asbestos and environmental reserves reported in Ongoing Operations of $13 and $9, respectively, as of September 30, 2004 and June 30, 2004; and $11 and $8, respectively, as of December 31, 2003. The total net claim and claim adjustment expenses incurred for the quarter and nine months ended September 30, 2004 of $98 and $385, respectively, includes $2 and $8, respectively, related asbestos and environmental claims reported in Ongoing Operations.

[4]	Gross of reinsurance, asbestos and environmental reserves were $4,476 and $530, respectively, as of September 30, 2004; $4,583 and $499, respectively, as of June 30, 2004; and $5,884 and $542, respectively, as of December 31, 2003.

[5]	Includes the 2004 second quarter $181 change in reinsurance ceded, net for asbestos.

[6]	Asbestos payments include payments pursuant to the MacArthur settlement.

[7]	The one year and average three year net paid amounts for asbestos claims are $1,207 and $493, respectively, resulting in a one year net survival ratio of 2.1 (13.6 excluding the MacArthur payments) and a three year net survival ratio of 5.0 (16.3 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

At September 30, 2004, asbestos reserves were $2.5 billion, a decrease of $1.3 billion compared to $3.8 billion as of December 31, 2003. The decrease in asbestos reserves is primarily driven by the MacArthur settlement payment made in the first quarter of 2004. The increase in environmental reserves is a result of the environmental reserve analysis completed in the third quarter 2004.

In the third quarter 2004, The Hartford completed an account-by-account review of its environmental exposures. During the course of this review, the Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no apparent underlying cause or change in the claim environment. The net effect of these changes resulted in a $75 before tax increase in gross and net environmental liabilities.

The following table displays gross environmental reserves and other statistics by category as of September 30, 2004:

Gross Environmental Reserves

	As of September 30, 2004
			% of	3 Year Gross
	Number of	Total	Environmental	Survival Ratio
	Accounts[1]	Reserves	Reserves	[3]
Accounts with future exposure > $2.5	19	$88	16%
Accounts with future exposure < $2.5	587	127	24%
Other direct [2]	—	36	7%

Total direct	606	251	47%	2.3
Assumed reinsurance		205	39%	11.6
London market		74	14%	3.7

Total gross environmental reserves		$530	100%	3.6

[1]	Number of accounts by category established as of June 2004.

[2]	Includes closed accounts and unallocated IBNR.

[3]	The one year gross paid amount for total environmental claims is $140, resulting in a one year gross survival ratio of 3.8.

In reporting gross environmental results, the Company has divided the gross exposure into Direct (accounts with future exposure greater than $2.5, accounts with future exposure less than $2.5, and Other direct), Assumed reinsurance, and London market. The unallocated amounts in the other category include historical paid loss and expense on closed accounts and an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the Company.

During the first quarter of 2004, the Company completed a gross asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall required gross asbestos reserves. During the second quarter of 2004, the Company then completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. In conducting its Other Operations reinsurance recoverable review, the Company used its most recent detailed studies of gross asbestos, environmental and all other liabilities reported in the segment, including its estimate of the type and potential timing of future claims, and analyzed the legal entities through which each exposed coverage was written, the reinsurance arrangements in place at each of these legal entities and the years of potential reinsurance available. As part of its Other Operations reinsurance recoverable review, the Company also analyzed recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181, which was comprised of a $126 reduction of ceded amounts, and a $55 increase in the allowance for uncollectible reinsurance. The after-tax effect of this action was $118. The Company also consolidated within the “all other” category its allowance for insolvencies and disputes that might impact reinsurance coverage associated with Other Operations into a single allowance. As of September 30, 2004, the allowance for uncollectible reinsurance totals $345, which is 10% of the Other Operations total ceded recoverable as of September 30, 2004.

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

The Company classifies its asbestos and environmental reserves into three categories: direct insurance; assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.

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

The following table sets forth, for the third quarter and nine months ended September 30, 2004, paid and incurred loss activity by the three categories of claims for asbestos and environmental:

Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
For the Third Quarter Ended September 30, 2004	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE
Gross
Direct	$86	$5	$37	$75
Assumed – Domestic	22	—	4	—
London Market	4	—	3	—

Total	112	5	44	75
Ceded	(71)	(2)	(17)	—

Net	$41	$3	$27	$75

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
For the Nine Months Ended September 30, 2004	Loss & LAE [1]	Loss & LAE	Loss & LAE	Loss & LAE
Gross
Direct	$1,364	$(18)	$69	$81
Assumed – Domestic	42	30	10	—
London Market	14	—	15	—

Total	1,420	12	94	81
Ceded	(248)	178	(29)	—

Net	$1,172	$190	$65	$81

[1]	Includes payments pursuant to the MacArthur settlement.

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

Pursuant to the adoption of SOP 03-1, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $17.9 billion of separate account assets to the general account. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are classified as available-for-sale securities with changes in fair value reported in other comprehensive income. The remaining $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income.

Return on invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains accounted for 18% and 17% of the Company’s consolidated revenues for the third quarter ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, net investment income and net realized capital gains accounted for approximately 23% and 19%, respectively, of the Company’s consolidated revenues. The increase in the percentage of consolidated revenues for the third quarter and nine months ended September 30, 2004, as compared to the respective prior year periods, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates and credit spreads affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 82% and 93% of the fair value of its invested assets as of September 30, 2004 and December 31, 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 16% and 17% of the fair value of its invested assets as of September 30, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

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

The following table identifies Life’s invested assets by type as of September 30, 2004 and December 31, 2003.

Composition of Invested Assets

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$50,200	76.9%	$37,462	91.0%
Equity securities, available-for-sale, at fair value	449	0.7%	357	0.9%
Equity securities, held for trading, at fair value	10,685	16.4%	—	—
Policy loans, at outstanding balance	2,665	4.0%	2,512	6.1%
Mortgage loans, at cost	783	1.2%	466	1.1%
Limited partnerships, at fair value	242	0.4%	177	0.4%
Other investments	262	0.4%	180	0.5%

Total investments	$65,286	100.0%	$41,154	100.0%

Fixed maturity investments and equity securities held for trading increased 34% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1 coupled with positive operating cash flow.

Mortgage loans increased $317, or 68%, since December 31, 2003 as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results

The following table summarizes Life’s investment results.

	Third Quarter Ended				Nine Months Ended
	September 30,				September 30,
(before-tax)	2004		2003		2004		2003
Net investment income – excluding income on policy loans and	$		$		$		$
trading securities [1]		680		461		2,003		1,356
Policy loan income		46		51		138		163
Trading securities (loss) income [2]		(115)		—		529		—

Net investment income – total [1]		$611		$512		$2,670		$1,519
Yield on average invested assets [3]		5.8%		5.8%		5.8%		5.9%

Gross gains on sale		$74		$61		$258		$209
Gross losses on sale		(24)		(31)		(112)		(95)
Impairments		(4)		(27)		(16)		(111)
Periodic net coupon settlements on non-qualifying derivatives [1]		2		6		5		19
GMWB derivatives, net		—		—		4		—
Other, net [4]		(20)		(5)		(9)		(3)

Net realized capital gains [1]		$28		$4		$130		$19

[1]	The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains to conform to the current year presentation.

[2]	Represents the change in value of securities classified as trading.

[3]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2004 and 2003, excluding trading securities and collateral received associated with the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred policy acquisition costs associated with realized capital gains.

For the third quarter and nine months ended September 30, 2004, net investment income, excluding income on policy loans and trading securities, increased $219, or 48%, and $647, or 48%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods, and an increase in income from prepayment penalties primarily associated with commercial mortgage-backed securities (“CMBS”) and prepayment speed adjustments related to mortgage-backed securities (“MBS”). The increase in the average invested assets base, as compared to the prior year periods, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account was $155 and $459 for the third quarter and nine months ended September 30, 2004, respectively. Income earned on assets acquired in the CNA transaction was $30 and $85 for the third quarter and nine months ended September 30, 2004, respectively.

For the nine months ended September 30, 2004, the yield on average invested assets decreased slightly from the respective prior year period as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the third quarter and nine months ended September 30, 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the third quarter and nine months ended September 30, 2004 increased by $24 and $111, respectively, compared to the respective prior year periods, primarily the result of higher net realized gains on sales of fixed maturity securities in 2004 and lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the third quarter and nine months ended September 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in interest rates and foreign currency exchange rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, government, CMBS and asset-backed securities (“ABS”) sectors. The majority of the gains on sales in the corporate, CMBS and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the third quarter and nine months ended September 30, 2004 resulted predominantly from sales of U.S. government securities, corporate securities, ABS and CMBS that were in an unrealized loss position primarily due to changes in long-term interest rates.

Net realized capital gains on sales for the third quarter and nine months ended September 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

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

The following table identifies Property & Casualty’s invested assets by type as of September 30, 2004 and December 31, 2003.

Composition of Invested Assets

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$23,932	96.0%	$23,715	96.4%
Equity securities, available-for-sale, at fair value	201	0.8%	208	0.8%
Real estate/Mortgage loans, at cost	269	1.1%	328	1.3%
Limited partnerships, at fair value	170	0.7%	168	0.7%
Other investments	360	1.4%	186	0.8%

Total investments	$24,932	100.0%	$24,605	100.0%

Total fixed maturities increased $217, or 1%, since December 31, 2003, primarily due to positive operating cash flow, partially offset by $1.15 billion of payments made pursuant to the MacArthur settlement.

Investment Results

The table below summarizes Property & Casualty’s investment results.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net investment income, before-tax [1]	$309	$297	$915	$864
Net investment income, after-tax [1] [2]	$230	$224	$684	$657
Yield on average invested assets, before-tax [3]	5.4%	5.4%	5.4%	5.5%
Yield on average invested assets, after-tax [2] [3]	4.0%	4.0%	4.0%	4.2%

Gross gains on sale	$30	$71	$151	$363
Gross losses on sale	(10)	(49)	(42)	(116)
Impairments	(2)	(2)	(8)	(34)
Periodic net coupon settlements on non-qualifying derivatives [1]	1	5	8	14
Other, net [4]	(1)	(6)	7	3

Net realized capital gains, before-tax [1]	$18	$19	$116	$230

[1]	The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains to conform to the current year presentation.

[2]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[3]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2004 and 2003, excluding collateral received associated with the securities lending program.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.

For the third quarter and nine months ended September 30, 2004, before-tax net investment income increased $12, or 4%, and $51, or 6%, respectively, and after-tax net investment income increased $6, or 3%, and $27, or 4%, respectively, compared to the respective prior year periods. The increases in net investment income for the third quarter and nine months ended September 30, 2004, were primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods.

For the nine months ended September 30, 2004, the yield on average invested assets decreased slightly from the respective prior year period as a result of new investment purchases at rates below the average portfolio yield due to the continued low rate environment. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in the third quarter and nine months ended September 30, 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the third quarter ended September 30, 2004 decreased by $1 as compared to the respective prior year quarter primarily due to the gain realized on the sale of Trumbull Associates, LLC in the prior year period, partially offset by higher net realized gains on sales of fixed maturity securities in the third quarter of 2004. Net realized capital gains for the nine months ended September 30, 2004 decreased $114 as compared to the respective prior year period as a result of lower net realized gains on sales of fixed maturity securities in 2004, partially offset by lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the third quarter and nine months ended September 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in long-term interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and ABS sectors. The majority of the gains on sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the third quarter and nine months ended September 30, 2004 resulted predominantly from sales of corporate and CMBS securities that were in an unrealized loss position primarily due to changes in long-term interest rates.

Net realized capital gains on sales for the third quarter and nine months ended September 30, 2003 primarily resulted from sale of Trumbull Associates, LLC and portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

Corporate

The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of September 30, 2004 and December 31, 2003, Corporate held $144 and $86, respectively, of short-term fixed maturity investments. In addition, Corporate held $10 and $2, respectively, of other investments as of September 30, 2004 and December 31, 2003.

Other-Than-Temporary Impairments

For the third quarter and nine months ended September 30, 2004, total consolidated other-than-temporary impairments were $6 and $24, respectively, as compared with $29 and $145, respectively, for the comparable periods in 2003.

The following table identifies the Company’s other-than-temporary impairments by type for the nine months ended September 30, 2004 and 2003.

Other-Than-Temporary Impairments by Type

	Nine Months Ended September 30,
	Life		Property & Casualty		Consolidated
(before-tax)	2004	2003	2004	2003	2004	2003
ABS
Aircraft lease receivables	$2	$15	$—	$—	$2	$15
Corporate debt obligations (“CDOs”)	4	10	1	6	5	16
Credit card receivables	—	12	—	2	—	14
Other ABS	—	20	6	7	6	27

Total ABS	6	57	7	15	13	72
Commercial mortgages	3	—	—	—	3	—
CMBS	3	4	—	—	3	4
Corporate
Consumer non-cyclical	—	7	—	2	—	9
Technology and communications	—	3	—	2	—	5
Transportation	—	7	—	3	—	10
Other corporate	3	5	—	2	3	7

Total corporate	3	22	—	9	3	31
Equity	—	21	1	9	1	30
MBS – interest only securities	1	7	—	1	1	8

Total other-than-temporary impairments	$16	$111	$8	$34	$24	$145

The decrease in other-than-temporary impairments during the nine months ended September 30, 2004, as compared to the respective prior year period, is due to an improvement in general economic conditions and operating fundamentals and improved pricing levels for ABS security types. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and successfully implementing various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Impairments during the nine months ended September 30, 2003 were primarily driven by increasing default rates and lower recovery rates on collateral supporting certain ABS security types and the decline in value of several corporate debt securities as a result of deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Impairments were also incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, due to a significant decline in airline travel. Additionally, other-than-temporary impairments were recorded on various diversified mutual funds and interest only securities.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. In addition, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the future adoption of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, could result in the recognition of additional other-than-temporary impairments. While the ultimate impact of the adoption of this standard is still unknown, depending on the nature of the ultimate guidance, adoption of this standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of September 30, 2004, the Company had $309 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

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

The following table identifies fixed maturity securities by type on a consolidated basis, as of September 30, 2004 and December 31, 2003.

Consolidated Fixed Maturities by Type

	September 30, 2004					December 31, 2003
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS	$6,927	$120	$(86)	$6,961	9.4%	$6,483	$154	$(113)	$6,524	8.9%
CMBS	11,395	547	(25)	11,917	16.0%	10,230	545	(44)	10,731	14.7%
Collateralized mortgage obligations (“CMOs”)	1,113	15	(4)	1,124	1.5%	1,059	17	(3)	1,073	1.5%
Corporate
Basic industry	3,179	217	(12)	3,384	4.6%	3,343	223	(15)	3,551	4.8%
Capital goods	2,079	136	(10)	2,205	3.0%	2,037	143	(10)	2,170	3.0%
Consumer cyclical	3,173	185	(13)	3,345	4.5%	3,305	217	(11)	3,511	4.8%
Consumer non-cyclical	3,400	223	(13)	3,610	4.9%	3,525	234	(17)	3,742	5.1%
Energy	1,892	144	(6)	2,030	2.7%	2,026	142	(11)	2,157	3.0%
Financial services	8,295	546	(30)	8,811	11.9%	7,848	560	(44)	8,364	11.5%
Technology and communications	4,841	398	(30)	5,209	7.0%	5,051	496	(19)	5,528	7.6%
Transportation	775	45	(7)	813	1.1%	778	52	(7)	823	1.1%
Utilities	3,305	229	(16)	3,518	4.7%	3,101	224	(20)	3,305	4.5%
Other	932	51	(4)	979	1.3%	806	46	(6)	846	1.2%
Government/Government agencies
Foreign	1,539	113	(7)	1,645	2.2%	1,605	171	(3)	1,773	2.4%
United States	1,098	21	(4)	1,115	1.5%	1,401	33	(4)	1,430	1.9%
MBS – agency	2,453	28	(5)	2,476	3.4%	2,794	43	(3)	2,834	3.9%
Municipal
Taxable	878	31	(12)	897	1.2%	625	19	(15)	629	0.9%
Tax-exempt	9,571	740	(4)	10,307	13.9%	9,445	775	(4)	10,216	14.0%
Redeemable preferred stock	34	3	—	37	—	77	3	—	80	0.1%
Short-term	3,892	1	—	3,893	5.2%	3,708	3	—	3,711	5.1%

Total fixed maturities	$70,771	$3,793	$(288)	$74,276	100.0%	$69,247	$4,100	$(349)	$72,998	100.0%

Total general account fixed maturities						$58,127	$3,413	$(277)	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2004 in comparison to December 31, 2003 were primarily impacted by changes in interest rates, credit spreads and security sales. The Company’s fixed maturity gross unrealized gains decreased $307 from December 31, 2003 to September 30, 2004 due to sales of securities in a gain position and the increase in short-term to five-year U.S. treasury rates partially offset by a decrease in long-term (ten-year and beyond) U.S. treasury rates. The gross unrealized loss amount decreased by $61 from December 31, 2003 to September 30, 2004 primarily due to credit spread tightening, improved pricing levels for certain CDOs and credit card ABS, a decrease in long-term interest rates (ten-year and beyond), security sales and, to a lesser extent, other-than-temporary impairments.

At the September 21, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter-point for the third time in 2004 to 1.75%. The Fed members signaled that interest rates will continue to rise at a measured pace as long as inflation risks remain stable. The pace of the Fed rate increases has been widely anticipated by the market causing the U.S. interest rate yield curve to flatten during the nine months ended September 30, 2004. The five-year U.S. treasury rate increased approximately 12 basis points since December 31, 2003 primarily due to the impact of short-term interest rate increases, while the ten-year U.S. treasury rate decreased 13 basis points since December 31, 2003, largely the result of demand for higher yielding assets as well as slower than expected economic growth, reduced inflationary concerns and lack of significant job growth.

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

The following table identifies fixed maturities by credit quality on a consolidated basis, as of September 30, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality

	September 30, 2004			December 31, 2003
			Percent of			Percent of
			Total Fair	Amortized		Total Fair
	Amortized Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$4,662	$4,713	6.3%	$5,274	$5,357	7.3%
AAA	17,899	18,755	25.3%	15,672	16,552	22.7%
AA	7,625	8,073	10.9%	7,377	7,855	10.8%
A	17,069	18,147	24.4%	17,646	18,750	25.7%
BBB	16,718	17,668	23.8%	16,143	17,114	23.4%
BB & below	2,906	3,027	4.1%	3,427	3,659	5.0%
Short-term	3,892	3,893	5.2%	3,708	3,711	5.1%

Total fixed maturities	$70,771	$74,276	100.0%	$69,247	$72,998	100.0%

Total general account fixed maturities				$58,127	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of September 30, 2004 and December 31, 2003, 95% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade (“BIG”) fixed maturities by type, as of September 30, 2004 and December 31, 2003.

Consolidated BIG Fixed Maturities by Type

	September 30, 2004			December 31, 2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
ABS	$206	$178	5.9%	$293	$275	7.5%
CMBS	133	145	4.8%	185	190	5.2%
Corporate
Basic industry	352	371	12.3%	395	413	11.3%
Capital goods	131	134	4.4%	177	187	5.1%
Consumer cyclical	222	238	7.8%	392	424	11.6%
Consumer non-cyclical	255	266	8.8%	413	430	11.7%
Energy	91	97	3.2%	96	105	2.9%
Financial services	25	26	0.9%	22	23	0.6%
Technology and communications	481	504	16.6%	418	505	13.8%
Transportation	41	37	1.2%	59	61	1.7%
Utilities	467	492	16.3%	509	530	14.5%
Foreign government	430	466	15.4%	416	463	12.7%
Other	72	73	2.4%	52	53	1.4%

Total fixed maturities	$2,906	$3,027	100.0%	$3,427	$3,659	100.0%

Total general account fixed maturities				$2,681	$2,877	78.6%
Total guaranteed separate account fixed maturities [1]				$746	$782	21.4%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of September 30, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities

	September 30, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$3,542	$3,514	$(28)	$4,867	$4,826	$(41)
Greater than three months to six months	5,502	5,415	(87)	3,991	3,854	(137)
Greater than six months to nine months	670	642	(28)	404	382	(22)
Greater than nine months to twelve months	103	98	(5)	151	142	(9)
Greater than twelve months	2,605	2,444	(161)	1,844	1,688	(156)

Total	$12,422	$12,113	$(309)	$11,257	$10,892	$(365)

Total general account				$9,234	$8,941	$(293)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of credit spread tightening, a slight decrease in long-term interest rates (ten-year and beyond), improved pricing levels for certain CDOs and credit card ABS, asset sales, and, to a lesser extent, other-than-temporary impairments. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As of September 30, 2004 and December 31, 2003, fixed maturities represented $288, or 93%, and $349, or 96%, of the Company’s total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of September 30, 2004 or December 31, 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of September 30, 2004 and December 31, 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. As of September 30, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $14 and $15, respectively. (For further discussion of the other-than-temporary impairments criteria, see “Investments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 6% and 5% of the total unrealized loss amount as of September 30, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of September 30, 2004 and December 31, 2003 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type

	September 30, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$170	$110	$(60)	30.9%	$174	$116	$(58)	31.0%
CDOs	89	83	(6)	3.1%	176	153	(23)	12.3%
Credit card receivables	43	42	(1)	0.5%	123	111	(12)	6.4%
Other ABS and CMBS	514	502	(12)	6.2%	693	673	(20)	10.7%
Corporate
Basic industry	207	201	(6)	3.1%	74	70	(4)	2.1%
Consumer cyclical	191	184	(7)	3.6%	48	45	(3)	1.6%
Consumer non-cyclical	103	97	(6)	3.1%	52	49	(3)	1.6%
Financial services	806	766	(40)	20.6%	747	710	(37)	19.8%
Technology and communications	286	270	(16)	8.3%	55	52	(3)	1.6%
Utilities	260	248	(12)	6.2%	103	95	(8)	4.3%
Other	300	289	(11)	5.7%	136	122	(14)	7.5%
Other securities	409	392	(17)	8.7%	18	16	(2)	1.1%

Total	$3,378	$3,184	$(194)	100.0%	$2,399	$2,212	$(187)	100.0%

Total general accounts					$1,760	$1,619	$(141)	75.4%
Total guaranteed separate accounts [1]					$639	$593	$(46)	24.6%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The slight increase in the September 30, 2004 consolidated available-for-sale securities with unrealized loss greater than six months amounts in comparison to the December 31, 2003 amounts was primarily driven by the aging of securities depressed due to interest rate changes from the date of purchase. The securities in an unrealized loss position for six months or more as of September 30, 2004 and December 31, 2003, were primarily ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The increase in the unrealized loss position from December 31, 2003 to September 30, 2004 was primarily the result of rating agency downgrades for certain issuers in this sector, partially offset by other-than-temporary impairments taken during the year. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of September 30, 2004, the Company held approximately 59 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. These securities are primarily investment grade with the majority priced at or greater than 90% of amortized cost as of September 30, 2004. These positions are a mixture of fixed rate and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates from the date of purchase. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2004 and December 31, 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2004 and December 31, 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Investments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2003 Form 10-K Annual Report.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2004 and December 31, 2003.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities

	September 30, 2004			December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Three months or less	$236	$225	$(11)	$133	$129	$(4)
Greater than three months to six months	275	262	(13)	134	129	(5)
Greater than six months to nine months	114	102	(12)	81	73	(8)
Greater than nine months to twelve months	34	31	(3)	18	17	(1)
Greater than twelve months	328	271	(57)	417	349	(68)

Total	$987	$891	$(96)	$783	$697	$(86)

Total general accounts				$663	$593	$(70)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2003 to September 30, 2004 was primarily the result of recent rating agency downgrades for certain issuers, and the impact of short-term interest rate increases on certain variable rate perpetual preferred securities, partially offset by other-than-temporary impairments taken during the year, and, to a lesser extent, slightly improved pricing levels for ABS securities and asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of September 30, 2004 and December 31, 2003 are presented in the following table.

Consolidated Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type

	September 30, 2004				December 31, 2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss
ABS and CMBS
Aircraft lease receivables	$66	$35	$(31)	43.1%	$55	$36	$(19)	24.6%
CDOs	39	35	(4)	5.6%	44	34	(10)	13.0%
Credit card receivables	18	18	—	—	45	34	(11)	14.3%
Other ABS and CMBS	7	6	(1)	1.4%	59	49	(10)	13.0%
Corporate
Financial services	149	130	(19)	26.3%	142	128	(14)	18.2%
Utilities	70	64	(6)	8.3%	76	70	(6)	7.8%
Other	111	101	(10)	13.9%	90	83	(7)	9.1%
Other securities	16	15	(1)	1.4%	5	5	—	—

Total	$476	$404	$(72)	100.0%	$516	$439	$(77)	100.0%

Total general accounts					$417	$355	$(62)	80.5%
Total guaranteed separate accounts [1]					$99	$84	$(15)	19.5%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the consolidated available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of improved pricing levels for certain CDOs and credit card ABS, other-than-temporary impairments taken during the year and, to a lesser extent, asset sales. This decrease was partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector and the impact of short-term interest rate increases on certain variable rate perpetual preferred securities.

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

Derivative Instruments

The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on The Hartford’s use of derivative instruments, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.)

Life’s Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, and as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $132, as of September 30, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, the Retail segment pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Retail segment currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Retail segment’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2004 is $10.8 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.2 billion. This amount is often referred to as the net amount at risk. However, the Retail segment will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

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

The net impact of the change in value of the embedded derivative, net of the results of the hedging program was a $4 gain before deferred policy acquisition costs and tax effects for the nine months ended September 30, 2004.

Interest Rate Risk

The Company believes that a moderate increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increased sales of fixed rate Life investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained through the end of 2004, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. The Company analyzes interest rate risk using various models including multi-scenario cash flow-projections that forecast cash flows of the liabilities and their supporting investments, including derivative instruments and adjusts the asset/liability profile to help mitigate disintermediation risk. Measures used by the Company to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. In conjunction with the interest rate risk measurement and management techniques, significant portions of Life’s fixed income product offerings have market value adjustment provisions at contract surrender.

The Company believes that a gradual rise in interest rates should increase net investment income and sales of fixed rate Life investment products while the potential adverse consequences of increased rates, primarily the reduction of the investment portfolio’s net unrealized gain and disintermediation risk, is mitigated by the Company’s disciplined asset/liability management techniques and product design.

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

Dividends to HFSG from its subsidiaries are subject to statutory limitations established for Connecticut-domiciled insurers under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut- domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through October 31, 2004, the Company’s insurance subsidiaries had paid $767 to HFSG and HLI and are permitted to pay up to a maximum of approximately $589 in dividends to HFSG and HLI for the remainder of 2004 without prior approval from the applicable insurance commissioner.

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

In January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $411. On March 9, 2004, the Company issued $200 of 4.75% senior notes due March 1, 2014. As of September 30, 2004, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement (Registration No. 333-60944) for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of September 30, 2004, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				Outstanding
				As of
	Effective	Expiration	Maximum	September 30,	December 31,
Description	Date	Date	Available	2004	2003	Change
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$372	$850	(56%)
HLI	2/7/97	N/A	250	—	—	—

Total commercial paper			$2,250	372	850	(56%)
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	—	—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—	—

Total revolving credit facility			$1,490	—	—	—

Total outstanding commercial paper and revolving credit facility			$3,740	$372	$850	(56%)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2003 Form 10-K Annual Report.

Pension Plans and Other Postretirement Benefits

While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. On April 10, 2004, the Pension Funding Equity Act of 2004 was signed into law. This Act provided pension funding relief by replacing the defunct 30-year Treasury bond rate with a composite rate based on conservatively invested long-term corporate bonds. As a result of the passage of this legislation, the Company’s minimum funding requirement in 2004 was eliminated.

On April 15, 2004, the Company made a $312 voluntary contribution into its U.S. qualified defined benefit pension plan. No additional contributions are expected to be paid during the current fiscal year.

Capitalization

The capital structure of The Hartford as of September 30, 2004 and December 31, 2003 consisted of debt and equity, summarized as follows:

	September 30, 2004	December 31, 2003	Change
Short-term debt (includes current maturities of long-term debt)	$621	$1,050	(41%)
Long-term debt	4,312	4,610	(6%)

Total debt	$4,933	$5,660	(13%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$12,240	$10,393	18%
AOCI	1,410	1,246	13%

Total stockholders’ equity	$13,650	$11,639	17%

Total capitalization including AOCI	$18,583	$17,299	7%

Debt to equity	36%	49%	(13%)
Debt to capitalization	27%	33%	(6%)

The Hartford’s total capitalization increased $1.3 billion as of September 30, 2004 as compared with December 31, 2003. This increase was due to a $2.0 billion increase in equity partially offset by a $727 decrease in debt. The increase in total stockholders’ equity is primarily due to net income of $1.5 billion, the issuance of common stock of $411 and a $164 increase in AOCI. The increase in AOCI is primarily the result of Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect for unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets, partially offset by a decrease in unrealized gains due to an increase in interest rates. The decrease in total debt reflects repayments of commercial paper of $477 and senior notes of $200 and the redemption of $250 of junior subordinated debentures, offset by the issuance of $200 in 4.75% senior notes.

Debt

The following discussion describes the Company’s debt financing activities for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from the equity offering and internal sources.

On June 15, 2004, HLI repaid $200 of 6.9% senior notes at maturity.

On March 15, 2004, HLI redeemed its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I.

On March 9, 2004, the Company issued 4.75% senior notes due March 1, 2014 and received net proceeds of $197. Interest on the notes is payable semi-annually on March 1 and September 1.

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

In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units. The timing of repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of October 29, 2004, the Company has made no repurchases under this program.

Dividends — On October 21, 2004, The Hartford declared a dividend on its common stock of $0.29 per share payable on January 3, 2005 to shareholders of record as of December 1, 2004.

On July 22, 2004, The Hartford declared a dividend on its common stock of $0.28 per share payable on October 1, 2004 to shareholders of record as of September 1, 2004.

AOCI — AOCI increased by $164 as of September 30, 2004 compared with December 31, 2003. The increase in AOCI is primarily a result of a Life’s adoption of SOP 03-1 in the first quarter of 2004 which resulted in a $292 cumulative effect for unrealized gains on securities related to the reclassification of investments from separate account assets to general account assets, partially offset by the decrease in unrealized gains due to an increase in interest rates.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long- term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of September 30, 2004 and December 31, 2003, which resulted in an after-tax reduction of stockholders’ equity of $375. This minimum pension liability did not affect the Company’s results of operations.

For additional information on stockholders’ equity and AOCI see Notes 9 and 19, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2003 Form 10-K Annual Report.

	Nine Months Ended September 30,
Cash Flow	2004	2003
Net cash provided by operating activities	$1,605	$2,878
Net cash provided by (used for) investing activities	$(1,438)	$(6,873)
Net cash provided by (used for) financing activities	$190	$4,115
Cash – end of period	$819	$496

Cash from operating activities primarily reflects premium cash flows in excess of claim payments. The decrease in cash provided by operating activities was due primarily to the $1.15 billion settlement of the MacArthur litigation in 2004. Cash provided by financing activities decreased primarily due to lower proceeds from investment and universal life-type contracts as a result of the adoption of SOP 03-1, decreased capital raising activities, repayment of commercial paper and early retirement of junior subordinated debentures in 2004. The decrease in cash from financing activities and operating cash flows invested long-term accounted for the majority of the change in cash used for investing activities.

Operating cash flows for the nine months ended September 30, 2004 and 2003 have been adequate to meet liquidity requirements.

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

On August 4, 2004, Moody’s affirmed the Company’s and Hartford Life, Inc.’s A3 senior debt ratings as well as the Aa3 insurance financial strength ratings of both its property-casualty and life insurance operating subsidiaries. In addition, Moody’s changed the outlook for all of these ratings from negative to stable.

Since the announcement of the suit filed by the New York Attorney General’s Office against Marsh & McLennan Companies, Inc., and Marsh, Inc. on October 14, 2004, the major independent ratings agencies have indicated that they continue to monitor developments relating to the suit. On October 22, 2004, Standard & Poor’s revised its outlook on the U.S. property/casualty commercial lines sector to negative from stable. On October 29, 2004, Standard & Poor’s revised its outlook on the counterparty credit ratings of American International Group, Inc. and ACE Ltd. to negative from stable. It is not possible to predict whether Standard & Poor’s or any other agency will take similar action with respect to the Company’s ratings outlook.

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of November 1, 2004.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance Financial Strength Ratings:
Hartford Fire	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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

The table below sets forth statutory surplus for the Company’s insurance companies.

(in billions)	September 30, 2004	December 31, 2003
Life Operations	$4.7	$4.5
Property & Casualty Operations	5.9	5.9

Total	$10.6	$10.4

Regulatory Developments

Contingencies - In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. On September 17, 2004, the New York Attorney General’s Office issued two additional subpoenas to the Company seeking information about possible anti-competitive activity among brokers and insurers. Subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, the Connecticut Attorney General’s Office, the Massachusetts Attorney General’s Office, the Minnesota Department of Commerce and the Ohio Attorney General’s Office regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from these or other regulatory agencies regarding similar issues. The Company intends to continue cooperating fully with these investigations, and has initiated an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company is not joined as a defendant in the action. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed the Company that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of the Company, of 217,074 shares of the Company’s common stock on September 21, 2004. The sale occurred shortly after the issuance of the additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Company has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, the Company has determined that Mr. Marra complied with the Company’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC’s Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, it is possible that the SEC, the New York Attorney General’s Office or other regulatory agencies may pursue action against the Company in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations are scheduled to become effective on April 1, 2005. The regulations propose a “Standard” methodology and allow for an “Alternative” methodology to determine required reserve levels and SMR standards. The FSA plans to issue detailed administrative guidelines by the end of 2004 that will describe the requirements for the permissible “Alternative” methodology.

The Company through the American Council of Life Insurers (ACLI), along with the European Business Community, and the Canadian Life and Health Insurance Association Inc. (CLHIA), has presented a joint proposal for adoption as the “Alternative” methodology to the FSA. The proposal reflects the methodologies already adopted in Canada and forthcoming in the United States. The proposal recognizes the complexity of principal guarantees offered in variable annuities and encourages insurance companies to conduct risk management in a more precise and comprehensive manner based on each product’s unique features and changing market risk. The joint proposal requires significantly less capital than the Standard Methodology in many situations but, depending on product design and economic conditions, the joint proposal may require additional capital in other situations.

Although the new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States of America, it is likely that the Company will need to provide additional capital to support its Japanese operations, which would lower the Company’s return on invested capital for this business. Management is still evaluating the impact of the regulations on the Company’s Japanese operations. At this point in time, based on the Company’s preliminary assessment, the Standard methodology would require $400-$650 of additional capital during 2005. This estimate assumes the Company employs various capital strategies which may include but not be limited to product re-filing, hedging and other capital management strategies. Adoption of an “Alternative” methodology based on the joint proposal described above would require significantly less capital in most scenarios.

Any additional capital required will be obtained by redeploying capital from domestic Life operating companies to the Company’s Japanese subsidiary, Hartford Life Insurance, KK. Based on preliminary estimates under the “Standard Methodology” and current circumstances, the impact on capital adequacy for U.S. regulatory and rating agency risk based capital would be between $100 and $275.

The Company, industry organizations and Institute of Actuaries of Japan (“IAJ”) have been consulting with the regulators on the development of the “Alternative” methodology and SMR standards. The final guidelines may or may not reflect recommendations by the industry, the IAJ or others. Since the administrative guidelines for the “Standard” and the “Alternative” methodologies have not yet been specified, at this time it is not possible to predict the final form of any reserve methodology or SMR standard change. Participants in the Japanese market, including the Company, may need to reassess certain product terms and features depending on outcome of the final guidelines. This could have an impact on the Company’s sales.

For further information on other contingencies, see Note 16 of Notes to Consolidated Financial Statements included in The Hartford’s 2003 Form 10-K Annual Report.

Tax Matters — Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and, would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of September 30, 2004. In October 2004, the American Jobs Creation Act of 2004 was passed by the Congress, and the bill was signed by the President on October 22, 2004. This legislation allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and

2006. The Company anticipates that, based on currently available information, this change will permanently eliminate the tax of $37 on this deferred income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2004.

Change in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, the Company has become aware of several private actions against it asserting claims arising from the allegations of the NYAG Complaint.

The Company is aware of two securities class actions filed in the United States District Court for the District of Connecticut alleging claims against the Company and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that the Company and the five named individual defendants, as control persons of the Company, “disseminated false and misleading financial statements” by concealing that “the Company was paying illegal and concealed ‘contingent commissions’ pursuant to illegal

‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, the Company is aware of three putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee, the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of two corporate derivative actions filed in the same court. The complaints, brought in each case by a shareholder on behalf of the Company against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of an amended complaint filed on or about October 19, 2004 by OptiCare Health Systems, Inc., on behalf of a putative class of policyholders, against Marsh, other brokers and consultants, and the insurers named in the NYAG Complaint, including certain of their respective writing companies. The putative class action was filed in August 2004 in the United States District Court for the Southern District of New York and originally asserted only claims against the broker/consultant defendants. The amended complaint alleges additional claims against both the broker/consultant defendants and the insurer defendants. These claims include a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) alleging that the insurer defendants are co-liable with the broker/consultant defendants for alleged misrepresentations or non-disclosures of contingent commission agreements and the solicitation or submission of inflated bids. The amended complaint also asserts claims under the Sherman Act and state antitrust and unfair competition laws alleging that the insurer defendants acted in concert with the broker/consultant defendants to restrain trade. The class period alleged is August 26, 1994 through the date of class certification, which has not yet occurred. The amended complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company disputes the allegations in the amended complaint and intends to defend the action vigorously.

Additional complaints may be filed against the Company in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Company’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that the Company may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Asbestos and Environmental Claims – As discussed in Note 16 of Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims,” included in The Hartford’s 2003 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability (or any range of additional amounts) cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2004:

				Total Number of Shares	Maximum Number
	Total Number			Purchased as Part of	of Shares that May Yet
	of Shares		Average Price	Publicly Announced Plans	Be Purchased as Part
Period	Purchased		Paid Per Share	or Programs	of the Plans or Programs
July 2004	234	[1]	$65.15	N/A	N/A
August 2004	227	[1]	$59.49	N/A	N/A
September 2004	—	[1]	$—	N/A	[2]

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s benefit plans.

[2]	As of September 30, 2004, $1 billion of the Company’s securities were eligible for repurchase pursuant to the Company’s repurchase program.

In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units. The timing of repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of October 29, 2004, the Company has made no repurchases under this program.

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

November 4, 2004

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
FORM 10-Q

EXHIBITS INDEX

Exhibit No.	Description
10.01	The Hartford Employee Stock Purchase Plan, as amended.

10.02	The Hartford Deferred Restricted Stock Unit Plan, as amended.

10.03	The Hartford Deferred Compensation Plan, as amended.

10.04	The Hartford Incentive Stock Plan, as amended.

10.05	The Hartford Restricted Stock Plan for Non-Employee Directors, as amended.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.